Form 10-Q
period 2009-06-30
Colony Financial, Inc.
filed 2009-11-09
CIK 1467076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-34456

COLONY FINANCIAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	27-0419483
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2450 Broadway, 6th Floor Santa Monica, California	90404
(Address of Principal Executive Offices)	(Zip Code)

(310) 282-8820

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 and Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No   ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 9, 2009, 14,631,000 shares of the Registrant’s common stock, par value $.01 per share, were outstanding.

COLONY FINANCIAL, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements.

COLONY FINANCIAL, INC.

CONSOLIDATED BALANCE SHEET

(In thousands, except share and per share data)

June 30, 2009 (Unaudited)
ASSETS
Cash	$1
Deferred offering costs	828

Total assets	$829

LIABILITIES AND STOCKHOLDER’S DEFICIT
Liabilities:
Accrued liabilities	$733
Due to affiliate	98

Total liabilities	831

Stockholder’s deficit:
Common stock, $0.01 par value, 100,000 shares authorized, 1,000 shares issued and outstanding	—
Additional paid-in capital	1
Accumulated deficit	(3)

Total stockholder’s deficit	(2)

Total liabilities and stockholder’s deficit	$829

The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands)

Period from June 23, 2009 (Date of Inception) to June 30, 2009 (Unaudited)
Organization costs	$3

Net loss	$(3)

Net loss per share	NM

NM = not meaningful

The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDER’S DEFICIT

(In thousands, except share data)

	Period from June 23, 2009 (Date of Inception) to June 30, 2009 (Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance at June 23, 2009	—	$—	$—	$—	$—
Issuance of common stock	1,000	—	1	—	1
Net loss	—	—	—	(3)	(3)

Balance at June 30, 2009	1,000	$—	$1	$(3)	$(2)

The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

Period from June 23, 2009 (Date of Inception) to June 30, 2009 (Unaudited)
Cash Flows from Operating Activities
Net loss	$(3)
Adjustment to reconcile net loss to net cash provided by operating activities Increase in due to affiliates	3

Net cash provided by operating activities	—

Cash Flows from Financing Activities
Proceeds from issuance of common stock	1

Net cash provided by financing activities	1

Net increase in cash	1
Cash, beginning of period	—

Cash, end of period	$1

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Deferred offering costs in accrued liabilities and due to affiliates	$828

The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009 (unaudited)

1. Organization and Operations

Colony Financial, Inc. (the “Company”) was organized on June 23, 2009 as a Maryland corporation and received an initial capital contribution of $1,000 from Colony Capital Acquisitions, LLC, its sole stockholder, on June 24, 2009 for 1,000 shares of the Company’s common stock. The Company formed Colony Financial Operating Partnership, L.P. (“Operating Partnership”) on June 25, 2009 with the Company as its general partner and Colony Capital Acquisitions, LLC as its limited partner. The Operating Partnership was dissolved on September 14, 2009. On August 31, 2009, the Company formed Colony Financial TRS, LLC, a taxable REIT subsidiary (“TRS”), with the Company as its sole member. Initially, the Company intends to focus primarily on acquiring, originating and managing commercial mortgage loans, which may be performing, sub-performing or non-performing loans (including loan-to-own strategies), and other commercial real estate-related debt investments.

The Company is managed by Colony Financial Manager, LLC (the “Manager”), a Delaware limited liability company, and an affiliate of the sole stockholder.

The Company intends to elect and qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code commencing with its first taxable period ending on December 31, 2009. In order to maintain its tax status as a REIT, the Company plans to distribute at least 90% of its taxable income to its stockholders.

2. Initial Public Offering

On September 29, 2009, the Company completed its initial public offering of its common stock (the “IPO”) pursuant to which the Company sold 12,500,000 shares of its common stock, par value $0.01 per share, at a price per share of $20, resulting in gross proceeds to the Company of $250.0 million. In connection with the offering, the Company paid $0.20 per share, or $2.5 million, and the Manager paid $0.40 per share, or $5.0 million, in underwriting discounts and commissions. The Company will pay another $0.40 per share, or $5.0 million, in cash to the underwriters and reimburse the $0.40 per share paid by the Manager (in the form of 250,000 shares of the Company’s common stock) if during any full four calendar quarter period during the 24 full calendar quarters after the IPO, the Company’s Core Earnings (as defined in Note 4) for any such four-quarter period exceeds an 8% performance hurdle rate. The deferred underwriting discounts and commissions, including amounts expected to be reimbursed to the Manager, were accrued for as a liability as of the IPO date, as the Company has determined the likelihood of reimbursement of the Manager by the Company and payment to the underwriters to be probable and reasonably estimable. See Note 4 for additional information. The Company also incurred approximately $2.5 million in other offering costs. Total offering costs of approximately $15 million, including the underwriting discounts and commissions and deferred underwriting fees, were recorded as a reduction of additional paid-in-capital upon completion of the IPO on September 29, 2009. The Company received net proceeds of $247.5 million before deferred underwriting discounts and commissions and other accrued offering costs.

Concurrently with the completion of the IPO, the Company completed a private placement of 250,000 shares of its common stock to certain executive officers of the Company and certain officers of Colony Capital, LLC (“Colony Capital”), the sole member of the Manager, and affiliates of Colony Capital. Total proceeds to the Company were $5.0 million. No underwriting costs were incurred in connection with the private placement.

Concurrently with the completion of the IPO, the Company granted 6,000 shares of its restricted common stock under the Company’s 2009 Non-Executive Director Stock Plan to the Company’s three independent directors, which shares will vest ratably on each of the first and second anniversaries of the IPO, subject to the director’s continued service on the board of directors. Notwithstanding the vesting schedule set forth above, the shares will vest in full upon termination of such director’s service due to death or disability. Total stock compensation expense of $117,000 related to the restricted stock awards will be recognized ratably over the vesting period.

On October 23, 2009, the Company issued an additional 1,875,000 shares of common stock at $20 per share upon exercise of the overallotment option by the underwriters. The Company received net proceeds of approximately $37.1 million, net of underwriting discounts and commissions of $375,000. With respect to the shares issued in connection with the underwriters’ exercise of the overallotment option, the Company will pay another $750,000 in cash to the underwriters and reimburse $750,000 paid by the

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2009 (unaudited)

Manager (in the form of 37,500 shares of the Company’s common stock) if the Company achieves the performance hurdle described above. These deferred underwriting discounts and commissions, including amounts expected to be reimbursed to the Manager, were accrued for at the time of the underwriters’ exercise of the overallotment option, as the Company has determined the likelihood of reimbursement of the Manager by the Company and payment to the underwriters to be probable and reasonably estimable.

3. Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements have been prepared, without audit, in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company at June 30, 2009 and for the period from June 23, 2009 (date of inception) to June 30, 2009. These interim financial statements should be read in conjunction with the balance sheet and related notes thereto as of June 24, 2009 included in the Company’s Registration Statement on Form S-11, filed with the Securities and Exchange Commission (the “SEC”) on June 30, 2009, as amended, and declared effective on September 23, 2009. The results of operations for the interim period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or any other future period.

The accompanying financial statements include the accounts of the Company and its majority-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Underwriting Discounts and Commissions and Deferred Offering Costs

In accordance with SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering,” offering costs and underwriting commissions related to the IPO were deferred and charged to additional paid-in capital upon completion of the IPO on September 29, 2009. For the period from June 23, 2009 (date of inception) to June 30, 2009, the Company incurred offering costs of approximately $828,000, of which $95,000 was paid by Colony Capital on the Company’s behalf and will be reimbursed by the Company.

Organization Costs

Costs incurred to organize the Company were expensed as incurred.

Net Earnings (Loss) Per Share

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share” (“SFAS 128”), the Company calculates basic earnings (loss) per share by dividing net earnings (loss) for the period by the weighted-average number of shares of the Company’s common stock outstanding for such period. For the period from June 23, 2009 (date of inception) to June 30, 2009, earnings per share is not presented because it is not a meaningful measure of the Company’s performance.

Income Taxes

The Company intends to elect and qualify to be taxed as a REIT, commencing with the Company’s taxable year ending December 31, 2009. A REIT is generally not subject to corporate level federal income tax on net income it distributes to its stockholders. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute at least 90% of its taxable income to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax)

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2009 (unaudited)

and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income.

The Company may elect to treat certain future subsidiaries as TRSs. In general, a TRS may hold assets and engage in any real estate or non-real estate-related activities that the Company cannot hold or engage in directly. A TRS is subject to U.S. federal, state and local income taxes.

Recent Accounting Pronouncements

On June 12, 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 removes the concept of a qualifying special-purpose entity (“SPE”), from SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities–a replacement of FASB Statement No. 125” (“SFAS 140”) and eliminates the exception for qualifying SPEs, from the consolidation guidance of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities–an interpretation of ARB No. 51” (“FIN 46R”). In addition, among other things, SFAS 166 (i) amends and clarifies the unit of account eligible for sale accounting as an entire financial asset, group of entire financial assets, or participating interest in an entire financial asset; (ii) eliminates the practicability exception for fair value measurement of assets obtained and liabilities incurred by a transferor in a transfer that meets the conditions for sale accounting; (iii) removes the special provisions in SFAS 140 and SFAS No. 65, “Accounting for Certain Mortgage Banking Activities,” for guaranteed mortgage securitizations; (iv) clarifies the requirements of the legal isolation analysis and the principle of effective control; and (v) requires enhanced disclosure about, among other things, a transferor’s continuing involvement with transfers of financial assets accounted for as sales, the risks inherent in transferred financial assets that have been retained, and the nature and financial effect of restrictions on the transferor’s assets that continue to be reported on the balance sheet.

In conjunction with the issuance of SFAS 166, the FASB also issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which, among other things, amends certain guidance in FIN 46R for determining whether an entity is a variable interest entity (a “VIE”), requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE, and requires enhanced disclosures about an enterprise’s involvement with a VIE. Under SFAS 167, an entity will be required to consolidate a VIE if it has both (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. In addition, SFAS 167 removes the current exemption for troubled debt restructurings.

The collective amendments to SFAS 140 and FIN 46R are likely to result in more consolidation by sponsors of, and transferors to, entities that currently meet the definition of qualifying SPEs and will significantly affect securitization practices and accounting for transfers of financial assets. SFAS 166 and SFAS 167 are effective for the first annual reporting period that begins after November 15, 2009, or fiscal year ending December 31, 2010. The Company is currently evaluating the effect, if any, the adoption of SFAS 166 and SFAS 167 will have on its securitizations strategy.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”), which establishes Codification. SFAS 168 supersedes all existing accounting standards documents and will become the single source of authoritative non-governmental GAAP. All other accounting literature not included in the Codification will be considered non-authoritative. The Codification will be effective for interim and annual periods ending after September 15, 2009. The Company will conform its financial statements and related notes to the new Codification for the quarter ended September 30, 2009 and subsequent periods.

On August 28, 2009, the FASB issued an exposure draft of proposed Accounting Standards Update, Improving Disclosures About Fair Value Measurements (the Proposed ASU). Among other things, the Proposed ASU would require entities to disclose: (1) the effect of using “reasonably possible” alternative inputs on fair value measurements that use significant unobservable (i.e. Level 3) inputs; (2) the amount of transfers in and out of Level 1 and Level 2; and (3) information in the Level 3 rollforward about purchase, sales, issuances and settlements on a gross basis. The Proposed ASU would also clarify existing guidance regarding pertaining to the level of disaggregation at which fair value disclosures should be made. The Proposed ASU would be effective for all interim and annual periods ending after December 15, 2009, except for the requirement to provide sensitivity disclosures for Level 3

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2009 (unaudited)

inputs, which would be effective for all interim and annual periods ending after March 15, 2010. The Proposed ASU is currently under redeliberations based upon the public comment period, which ended on October 12, 2009. Accordingly, the Company is still evaluating the effect, if any, that the Proposed ASU will have on its disclosures about fair value measurements.

4. Related Party Transactions

Management Agreement

Concurrently with the completion of the IPO, the Company entered into a management agreement with the Manager pursuant to which the Manager will provide the day-to-day management of the Company’s operations. The Manager is responsible for (1) selecting, purchasing and selling the Company’s portfolio investments, (2) the Company’s financing activities and (3) providing investment advisory services. The management agreement will require the Manager to manage the Company’s business affairs in conformity with the investment guidelines and other policies that are approved and monitored by the Company’s board of directors. The Manager’s role will be under the supervision and direction of the Company’s board of directors.

The initial term of the management agreement expires on the third anniversary of the completion of the IPO and will be automatically renewed for a one-year term each anniversary date thereafter unless previously terminated.

Base Management Fee – Pursuant to the management agreement, the Manager will be entitled to a base management fee of 1.5% of stockholders’ equity, per annum. For purposes of calculating the base management fee, stockholders’ equity means: (a) the sum of (1) the net proceeds from all issuances of equity securities since inception (allocated on a pro rata basis for such issuances during the fiscal quarter of any such issuance), plus (2) retained earnings at the end of the most recently completed calendar quarter (as determined in accordance with GAAP, adjusted to exclude any non-cash equity compensation expense incurred in current or prior periods), less (b) any amount paid to repurchase the Company’s common stock since inception. The definition of stockholders’ equity also excludes (1) any unrealized gains and losses and other non-cash items that have impacted stockholders’ equity as reported in the financial statements prepared in accordance with GAAP, (2) one-time events pursuant to changes in GAAP and certain non-cash items not otherwise described above, in each case after discussions between the Manager and the Company’s independent directors and approval by a majority of independent directors and (3) the portion of the net proceeds of the IPO and the concurrent private placement that have not yet been initially invested in the Company’s target assets. As a result, stockholders’ equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown in the Company’s financial statements. No base management fee was incurred during the period from June 23, 2009 (date of inception) to June 30, 2009.

Incentive Fees – Pursuant to the management agreement, the Manager will be entitled to an incentive fee with respect to each calendar quarter (or portion thereof) that the management agreement is in effect, payable quarterly in arrears in shares of the Company’s common stock, in an amount not less than zero, equal to the difference between (1) the product of (x) 20% and (y) the difference between (i) Core Earnings (as defined below), on a rolling four-quarter basis and before the incentive fee for the current quarter, and (ii) the product of (A) the weighted average of the issue price per share of common stock in all of the Company’s offerings multiplied by the weighted average number of shares of common stock outstanding (including any restricted shares of common stock and any other shares of common stock underlying awards granted under our equity incentive plans, if any) in such quarter and (B) 8%, and (2) the sum of any incentive fee paid to the Manager with respect to the first three calendar quarters of such previous four quarters; provided, however, that no incentive fee is payable with respect to any calendar quarter unless Core Earnings is greater than zero for the most recently completed 12 calendar quarters, or the number of completed calendar quarters since the closing date of this offering, whichever is less. For purposes of calculating the incentive fee prior to the completion of a 12-month period following the IPO, Core Earnings will be calculated on an annualized basis. Core Earnings for the initial quarter will be calculated from the settlement date of the offering on an annualized basis. Core Earnings is a non-GAAP measure and is defined as GAAP net income (loss) excluding non-cash equity compensation expense, the expenses incurred in connection with the Company’s formation and offering, including the initial and additional underwriting discounts and commissions, the incentive fee, real estate depreciation and amortization (to the extent that we foreclose on any properties underlying our target assets) and any unrealized gains, losses or other non-cash items recorded in the period, regardless of whether such items are included in other comprehensive income or loss, or in net income. The amount will be adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between the Manager and the Company’s independent directors and after approval by a majority of the Company’s independent directors.

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2009 (unaudited)

The incentive fee will be payable to the Manager quarterly in arrears in shares of the Company’s common stock, so long as (1) the ownership of such additional number of shares of common stock by the Manager would not result in a violation of the stock ownership limits set forth in the Company charter, after giving effect to any waivers from such limit that the board of directors may grant to the Manager or its affiliates in the future and (2) the Company’s issuance of such shares to the Manager complies with all applicable restrictions under the U.S. federal securities laws and the rules of the New York Stock Exchange (“NYSE”). To the extent that payment of the incentive fee to the Manager in shares of the Company’s common stock would result in a violation of the stock ownership limits set forth in the Company charter (taking into account any applicable waiver) or a violation of applicable restrictions under the U.S. federal securities laws or the rules of the NYSE, all or a portion of the incentive fee payable to the Manager will be payable in cash to the extent necessary to avoid such violations. The number of shares to be issued to the Manager will be equal to the dollar amount of the portion of the quarterly installment of the incentive fee payable in shares divided by the average of the closing prices of the Company’s common stock on the NYSE for the five trading days prior to the date on which such quarterly installment is paid. No incentive fee was incurred during the period from June 23, 2009 (date of inception) to June 30, 2009.

Reimbursement of Expenditures – Pursuant to the management agreement, the Manager will be reimbursed for expenditures related to the Company incurred by the Manager, including legal, accounting, financial, due diligence and other services. The Company will not reimburse the Manager for the salaries and other compensation of its personnel. However, pursuant to a secondment agreement between the Company and Colony Capital, the Company will be responsible for Colony Capital’s expenses incurred in employing the Company’s chief financial officer. The Company may be required to pay its pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Manager and its affiliates required for the Company’s operations.

Termination Fee – Upon any termination of the management agreement by the Company without cause or any termination of the management agreement by the Manager in the event of a material breach of the agreement by the Company that is not remedied within the time periods set forth in the agreement, the Manager will be entitled to a termination fee equal to three times the sum of (i) the average annual base management fee and (ii) the average annual incentive fee earned by the Manager, in each case during the 24-month period immediately preceding such termination, calculated as of the end of the most recently completed fiscal quarter before the date of termination.

Reimbursement of Manager’s Partial Payment of Initial Underwriting Discounts and Commissions – Pursuant to the underwriting agreement among the underwriters, the Manager and the Company, the Manager paid the underwriters $0.40 per share with respect to each share sold in the IPO, representing a portion of the initial underwriting discounts and commissions. Pursuant to the management agreement, the Company will reimburse the Manager for its partial payment of the initial underwriting discounts and commissions if, during any full four calendar quarter period during the 24 full calendar quarters after the consummation of the IPO, the Company’s Core Earnings (as defined above) for any such four-quarter period exceeds the product of (1) the weighted average of the issue price per share of common stock in all offerings multiplied by the weighted average number of shares of common stock outstanding (including any restricted shares of common stock and any other shares of common stock underlying awards granted under equity incentive plans, if any) in such quarter and (2) 8%. In addition, if the management agreement is terminated and the Company is required to pay the Manager the termination fee described above, the Company would also be required to refund the Manager for its partial payment of the initial underwriting discounts and commissions irrespective of whether the Company has met the performance hurdle described above.

Any such reimbursement of the Manager by the Company (regardless of the market price of the shares at the time of reimbursement) will be paid in the form of 250,000 shares of the Company’s common stock (the reimbursement amount divided by the public offering price per share), subject to adjustment for stock splits, stock dividends, recapitalizations and similar events, so long as the ownership of such additional number of shares by the Manager would not result in a violation of the stock ownership limits set forth in the Company charter, after giving effect to any waivers from such limit that the board of directors may grant to the Manager or its affiliates in the future. To the extent that reimbursement of the Manager’s partial payment of the initial underwriting discounts and commissions in shares of common stock would result in a violation of the stock ownership limits set forth in the Company charter (taking into account any applicable waiver, if any) or a violation of applicable restrictions under the U.S. federal securities laws or the rules of the NYSE, all or a portion of the reimbursement payable to the Manager will be payable in cash to the extent necessary to avoid such violations.

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2009 (unaudited)

As of the date of the IPO closing, the Company has determined the likelihood of reimbursement of the Manager by the Company to be probable and reasonably estimable under SFAS No. 5, “Accounting for Contingencies,” and since such reimbursement may require cash settlement under certain circumstances, the Company classified such reimbursement amount as a liability in accordance with Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Since the amount of the cash settlement is not indexed to the Company’s share price, the liability is not required to be revalued subsequent to initial recognition.

Investment Allocation Agreement

Concurrently with the closing of the IPO, the Company, the Manager and Colony Capital entered into an investment allocation agreement, which provides for the Company to co-invest in investment vehicles that are substantially similar to the Company’s target assets with certain current or future private investment funds managed by Colony Capital or its affiliates (including Colony Distressed Credit Fund, L.P., Colony Investors VIII, L.P. and related funds, and Colyzeo II, L.P.). Under the investment allocation agreement, the Company is entitled (but not obligated) to contribute (subject to the Company’s investment guidelines, its availability of capital and maintaining its qualification as a REIT for U.S. federal income tax purposes and its exemption from registration under the Investment Company Act of 1940) at least one-third of the capital to be funded by such co-investment vehicles until the termination of the commitment period of Colony Distressed Credit Fund, L.P. in July 2010, and thereafter, at least one-half the capital to be funded by co-investment vehicles in assets secured by U.S. collateral. In the event that the Company does not have sufficient capital to contribute at least one-third (or one-half, as applicable) of the capital required for any proposed investment by such investment vehicles, the investment allocation agreement provides for a fair and equitable allocation of investment opportunities among all such vehicles and the Company, in each case, taking into account the suitability of each investment opportunity for the particular vehicle and the Company and each such vehicle’s and the Company’s availability of capital for investment.

In the event that the Company co-invests in an investment vehicle, the Company will not incur any additional fees payable to Colony Capital, the Manager or any of their affiliates. The Company would be required to pay its pro rata portion (based upon percentage of equity) of transaction and other investment-level expenses incurred in connection with such co-investment.

5. Subsequent Events

The Company has evaluated all subsequent events through November 9, 2009, which represents the filing date of this Quarterly Report on Form 10-Q (this “Report”) with the SEC, to ensure that this Report includes appropriate disclosure of events both recognized in the consolidated financial statements as of June 30, 2009, and events that occurred subsequent to June 30, 2009 but were not recognized in the consolidated financial statements. As of November 9, 2009, there were no subsequent events that required recognition or disclosure, except as detailed below.

Initial Public Offering

For a discussion of the Company’s IPO, see Note 2.

Investment Activities

From the balance sheet date through the filing date of this Report, the Company has consummated transactions representing net investments in joint ventures of approximately $34.5 million, including an investment of $30.0 million alongside investment vehicles managed by Colony Capital in a first lien senior secured loan of up to $206.0 million to William Lyon Homes, Inc. in a transaction previously disclosed in a Current Report on Form 8-K filed with the SEC on October 23, 2009. The remaining $20.0 million of the Company’s maximum $50.0 million commitment in the senior secured loan is expected to fund in early 2010. In addition, as previously disclosed in a Current Report on Form 8-K filed with the SEC on October 27, 2009, the Company has committed to fund $24.0 million in connection with the acquisition of First Republic Bank by a number of investors, including a co-investment vehicle composed of the Company and certain investment funds managed by Colony Capital.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this quarterly report on Form 10-Q (this “Report”) we refer to Colony Financial, Inc. as “we,” “us,” “Company,” or “our,” unless we specifically state otherwise or the context indicates otherwise. We refer to our manager, Colony Financial Manager, LLC, as our “Manager,” and the parent company of our Manager, Colony Capital, LLC, together with its consolidated subsidiaries (other than us), as “Colony Capital.”

The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes thereto, which are included in Item 1 of this Report, as well as the information contained in the prospectus related to our IPO dated September 23, 2009, filed with the SEC in accordance with Rule 424(b) of the Securities Act on September 24, 2009, which is accessible on the Securities and Exchange Commission’s (the “SEC”) website at www.sec.gov.

IMPORTANT INFORMATION RELATED TO FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Report constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend such statements to be covered by the safe harbor provisions contained in Section 21E of the Exchange Act. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of our strategy, plans or intentions.

While forward-looking statements reflect our good faith beliefs, assumptions and expectations, they are not guarantees of future performance. Furthermore, we disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. We caution investors not to place undue reliance on these forward-looking statements and urge you to carefully review the disclosures we make concerning risks in sections entitled “Risk Factors,” “Forward-Looking Statements,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the prospectus relating to our IPO.

Overview

We are a newly organized real estate finance company that will acquire, originate and manage a diversified portfolio of real estate-related debt instruments. We initially intend to focus primarily on acquiring, originating and managing commercial mortgage loans, which may be performing, sub-performing or non-performing loans (including loan-to-own strategies), and other commercial real estate-related debt investments. We also may acquire other real estate and real estate-related debt assets. We collectively refer to commercial mortgage loans, other commercial real estate-related debt investments, commercial mortgage-backed securities (“CMBS”), real estate owned (“REO”) properties and other real estate and real estate-related assets as our target assets.

We are organized as a Maryland corporation and intend to elect and qualify to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes, commencing with our initial taxable year ending December 31, 2009. We also intend to operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940 (the “1940 Act”).

Business Objective and Outlook

Our objective is to provide attractive risk-adjusted returns to our investors, primarily through dividends and secondarily through capital appreciation. We intend to achieve this objective through investments in, and active management of, a diversified investment portfolio of performing, sub-performing and non-performing commercial mortgage loans and other attractively priced real estate-related debt investments. We believe there are abundant opportunities among our target assets that currently present attractive risk-return profiles. We believe that events in the financial markets have created significant dislocation between price and intrinsic value in certain of our target assets and that attractive investment opportunities will be available for a number of years. We believe that we are well positioned to capitalize on such opportunities as well as to remain flexible to adapt our strategy as market conditions change. We also believe that our Manager’s and its affiliates’ in-depth understanding of commercial real estate and real estate-related investments (including our target assets), and in-house underwriting and asset management capabilities, will enable us to acquire assets with attractive risk-adjusted return profiles and the potential for meaningful capital appreciation.

As market conditions change over time, we intend to adjust our investment strategy to adapt to such changes as appropriate. We believe there are abundant opportunities among our target assets that currently present attractive risk-return profiles. However, in order to capitalize on the investment opportunities that may be present in the various other points of an economic cycle, we may expand or change our investment strategy and target assets. We believe that the diversification of the portfolio of assets that we intend to acquire, our ability to acquire, originate and manage our target assets and the flexibility of our strategy will position us to generate attractive long-term returns for our stockholders in a variety of market conditions.

Recent Developments

Initial Public Offering

We filed a registration statement on Form S-11 with the SEC on June 30, 2009, and subsequently amended, to offer 12,500,000 shares of common stock for sale to the public. On September 23, 2009, the SEC declared the registration statement effective and on September 29, 2009, we completed our initial public offering of our common stock (the “IPO”). In connection with the offering, we and the Manager paid $2.5 million and $5.0 million, respectively, in underwriting discounts and commissions to the underwriters. We will pay another $5.0 million to the underwriters and reimburse the $5.0 million paid by the Manager (in the form of 250,000 shares of our common stock) if during any full four calendar quarter period during the 24 full calendar quarters after the IPO, our Core Earnings (as defined in Note 4 to our consolidated financial statements), for any such four-quarter period exceeds an 8% performance hurdle rate. We also incurred approximately $2.5 million in other costs in connection with the offering. The Company received net proceeds of approximately $247.5 million before deferred underwriting discounts and commissions and other offering costs.

Concurrently with the IPO, we completed a private placement of 250,000 shares of common stock to certain executive officers and certain officers of Colony Capital. Total proceeds from the private placement were $5.0 million. No underwriting costs were incurred in connection with the private placement.

On October 23, 2009, we issued an additional 1,875,000 shares of common stock at $20 per share upon exercise of the overallotment option by the underwriters. We received net proceeds of approximately $37.1 million, net of underwriting discounts and commissions of $375,000. We will pay another $750,000 in cash to the underwriters and reimburse $750,000 paid by the Manager (in the form of 37,500 shares of our common stock) if the Company achieves the performance hurdle described above.

Investment Activities

Since the closing of our IPO on September 29, 2009, we have been actively seeking to invest the net proceeds of the IPO and the concurrent private placement and to generally commence our operations, as described in the prospectus related to our IPO. As of November 9, 2009, the Company has made net investments in joint ventures of approximately $34.5 million and entered into future funding commitments of approximately $44 million in the following transactions:

•

As previously disclosed in a Current Report on Form 8-K filed with the SEC on October 23, 2009, on October 20, 2009, we committed to invest up to $50 million for a 24% economic interest in ColFin WLH Funding, LLC (“WLH Investment”). WLH Investment originated and holds a senior secured term loan facility for $206.0 million to William Lyon Homes, Inc., of which $123.7 million was initially funded. Our share of this funding was approximately $29.7 million. The loan is secured by pledged first mortgage interests on residential development projects throughout California, Arizona, and Nevada, as well as certain other assets of William Lyon Homes, Inc., including cash. Additionally, the loan is guaranteed by William Lyon Homes, a Delaware corporation, and subsidiaries of William Lyon Homes, Inc. The other member of WLH Investment is C-VIII CDCF WLH Holding LLC whose members, Colony-VIII WLH Holding, LLC and CDCF, are managed by an affiliate of the Manager. Subsequent to the initial funding, we funded another $293,000 to the joint venture, resulting in a total investment by us to date of approximately $30.0 million, with the remaining $20 million of our commitment expected to fund in early 2010. The loan bears interest at a rate of 14.0% per annum, and William Lyon Homes, Inc. paid an upfront origination fee to the WLH Investment equal to 3.0% of the maximum principal amount of $206.0 million.

•

As previously disclosed in a Current Report on Form 8-K filed with the SEC on October 27, 2009, on October 21, 2009, a limited liability company in which we are a minority member, together with investment funds managed by Colony Capital (such limited liability company, “Colony Investor LLC”), entered into an equity commitment letter (the “Equity Commitment Letter”) with Sequoia Acquisition, Inc. (“Buyer”) pursuant to which Colony Investor LLC committed to acquire an interest in Buyer in connection with Buyer’s purchase of First Republic Bank (the “Transaction”) from Merrill Lynch Bank & Trust Company, a subsidiary of Bank of America Corporation (“Seller”). Colony Investor LLC’s commitment, together with additional amounts from other third-party investors, is intended to provide sufficient financing for Buyer’s payment obligations to consummate the Transaction. In connection with the Transaction, we will contribute $24.0 million as part of Colony Investor LLC’s commitment under the Equity Commitment Letter. Colony Investor LLC’s commitment under the Equity Commitment Letter is subject to, among other things, the successful closing of the Transaction. Our percentage ownership interest in Buyer will be dependent on the final capitalization of the Transaction. The Transaction, which is expected to close in the second quarter of 2010, is subject to regulatory approval and the satisfaction of other customary conditions precedent set forth in the purchase and sale agreement related to the Transaction between Buyer and Seller. In connection with the Transaction, Colony Investor LLC and its constituent members, including us, delivered a limited guaranty (the “Limited Guaranty”) in favor of Seller pursuant to which (i) Colony Investor LLC guaranteed to (a) pay Seller’s damages if it fails to fund its commitment pursuant to the Equity Commitment Letter and (b) pay its share of liquidated damages due to Seller if the closing of the Transaction does not occur due to the default by one or more of the other Investors, and (ii) we have guaranteed our portion of Colony Investor LLC’s obligations if and when payable pursuant to the terms of the Limited Guaranty. In any event that we are required to pay our portion of Colony Investor LLC’s obligations under the Limited Guaranty, our aggregate liability would be capped at $24.0 million.

•	The Company also made net investments of approximately $4.5 million in joint ventures holding CMBS and a commercial mortgage loan.

Factors Impacting Our Operating Results

We expect that the results of our operations will be affected by a number of factors and will depend primarily on, among other things, the ability of the borrowers of our assets to service our debt as it is due and payable, our ability to actively and effectively service any sub-performing and non-performing loans we may have from time to time in our portfolio, the market value of our assets and the supply of, and demand for, commercial mortgage loans, commercial real estate debt, CMBS and other of our target assets, and the level of our net interest income. Our net interest income, which includes the amortization of purchase premiums and the accretion of purchase discounts, varies primarily as a result of changes in market interest rates, prepayment rates on our mortgage loans, prepayment speeds and the ability of our borrowers to make scheduled interest payments. Interest rates and prepayment rates vary according to the type of investment, conditions in the financial markets, credit worthiness of our borrowers, competition and other factors, none of which can be predicted with any certainty. Our operating results also may be impacted by credit losses in excess of initial anticipations or unanticipated credit events experienced by borrowers whose mortgage loans are held directly by us or that are included in our CMBS and residential mortgage-backed securities (“RMBS”).

Changes in Fair Value of Our Assets

It is our business strategy to hold our target assets as long-term investments. As such, we expect that most of our mortgage-backed securities (“MBS”) will be carried at their fair value, as available-for-sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt or Equity Securities,” (“SFAS 115”), with changes in fair value recorded through accumulated other comprehensive income (loss), a component of stockholders’ equity, rather than through earnings. As a result, we do not expect that changes in the market value of the assets will normally impact our operating results. However, at least on a quarterly basis, we will assess both our ability and intent to continue to hold such assets as long-term investments. As part of this process, we will monitor our target assets for “other-than-temporary” impairment. A change in our ability and/or intent to continue to hold any of our assets could result in our recognizing an impairment charge or realizing losses upon the sale of such securities.

Changes in Market Interest Rates

With respect to our proposed business operations, increases in interest rates, in general, may over time cause:

•	the value of the assets in our portfolio to decline;

•	prepayments on certain assets in our portfolio to slow, thereby slowing the amortization of our purchase premiums and the accretion of our purchase discounts;

•	to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to increase;

•	coupons on our floating and adjustable-rate mortgage loans, CMBS and RMBS to reset, although on a delayed basis, to higher interest rates; and

•	to the extent we use leverage to finance our assets, the interest expense associated with our borrowings to increase.

Conversely, decreases in interest rates, in general, may over time cause:

•	the value of the assets in our portfolio to increase;

•	prepayments on certain assets in our portfolio to increase, thereby accelerating the amortization of our purchase premiums and the accretion of our purchase discounts;

•	to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to decrease;

•	coupons on our floating and adjustable-rate mortgage loans, CMBS and RMBS to reset, although on a delayed basis, to lower interest rates; and

•	to the extent we use leverage to finance our assets, the interest expense associated with our borrowings to decrease.

Credit Risk

One objective of our strategy is to minimize credit losses and financing costs. However, we expect to be subject to varying degrees of credit risk in connection with our target assets. Our Manager will seek to mitigate this risk by seeking to acquire high quality assets, at appropriate prices given anticipated and unanticipated losses and by deploying a comprehensive review and asset selection process and by careful ongoing monitoring of acquired assets. Nevertheless, unanticipated credit losses could occur which could adversely impact our operating results.

Size of Investment Portfolio

The size of our portfolio of assets, as measured by the aggregate principal balance of our commercial mortgage loans, other commercial real estate-related debt investments and the other assets we own, is also a key revenue driver. Generally, as the size of our portfolio grows, the amount of interest income we earn increases. However, a larger portfolio may result in increased expenses to the extent that we incur additional interest expense to finance the purchase of our assets.

Market Conditions

We believe that market conditions will impact our operating results and will cause us to adjust our investment and financing strategies over time as new opportunities emerge and risk profiles of our business change. In addition, changes in government programs, including delayed implementation or termination of programs intended to finance the acquisition of our target assets, could impact our ability to acquire our target assets. Except as set forth above, we are not aware of any material trends or uncertainties, other than national economic conditions affecting mortgage loans, mortgage-backed securities and real estate, generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition of real estate-related assets, other than those referred to in our prospectus related to our IPO.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. In accordance with SEC guidance, the following discussion addresses the accounting policies that we believe will apply to us based on our expectation of the nature of our initial operations. Our most critical accounting policies will involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our financial statements will be based will be reasonable at the time made, based upon information available to us at that time. Our critical accounting policies and accounting estimates will be expanded over time as we fully implement our strategy. Those accounting policies and estimates that we initially expect to be most critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below.

Classification of Investment Securities and Valuation of Financial Instruments

Our MBS investments are expected to initially consist primarily of commercial real estate debt instruments and CMBS that we will classify as either available-for-sale or held-to-maturity. As such, we expect that our MBS classified as available-for-sale will be carried at their fair value in accordance with SFAS 115, with changes in fair value recorded through accumulated other comprehensive income/(loss), a component of stockholders’ equity, rather than through earnings. We do not intend to hold any of our investment securities for trading purposes; however, if our securities were classified as trading securities, there could be substantially greater volatility in our earnings, as changes in the fair value of securities classified as trading are recorded through earnings. Held-to-maturity MBS investments will be stated at their amortized cost, net of deferred fees and costs with income recognized using the effective interest method.

When the estimated fair value of an available-for-sale or held-to-maturity security is less than amortized cost, we will consider whether there is an other-than-temporary impairment in the value of the security. The determination of whether a security is other-than-temporarily impaired will involve judgments and assumptions based on subjective and objective factors. Consideration will be given to (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of recovery in fair value of the security, and (iii) our intent to retain our investment in the security, or whether it is more likely than not we will be required to sell the security before its anticipated recovery in fair value. Investments with unrealized losses will not be considered other-than-temporarily impaired if we have the ability and intent to hold the investments for a period of time, to maturity if necessary, sufficient to allow for an anticipated recovery in its fair value to its amortized cost.

When we intend to sell an impaired security or we conclude that it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, we will write it down to its estimated fair value, with the portion of the other-than-temporary impairment representing the credit loss recognized in earnings, and the portion attributable to all other factors recognized in other comprehensive income (loss). For securities classified as held-to-maturity, the amount of the other-than-temporary impairment recognized in other comprehensive income (loss) will be amortized to earnings over the remaining life of the security.

Estimating cash flows and determining whether there is other-than-temporary impairment requires management to exercise judgment and make significant assumptions, including, but not limited to, assumptions regarding estimated prepayments, loss assumptions, and assumptions regarding changes in interest rates. As a result, actual impairment losses, and the timing of income recognized on these securities, could differ from reported amounts.

Loans Held-for-Investment

Loans will be classified as held-for-investment based upon management’s intent and ability to hold the loans for the foreseeable future. Loans held for investment will be recorded at amortized cost, or the outstanding unpaid principal balance of the loan, net of unamortized acquisition premiums or discounts and unamortized costs and fees directly associated with the origination or acquisition of the loan in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (“SFAS 91”). Net deferred loan fees, origination and acquisition costs will be recognized in interest income over the loan term as a yield adjustment using the interest method or a method that approximates a level rate of return over the loan term. We may purchase loans held for investment at a discount to face value where, at the acquisition date, we expect to collect less than the contractual amounts due under the terms of the loan based, at least in part, on our assessment of the credit quality of the borrower. In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (“SFAS 140”) loans acquired in a transfer are initially measured at fair value (in the aggregate, presumptively the price paid).

Loan Impairment

Loans classified as held-for-investment will be evaluated for impairment on a quarterly basis in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” Loans held for investment will be considered impaired when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan or, for loans acquired at a discount to face value, when it is deemed probable that we will not be able to collect all amounts estimated to be collected at the time of acquisition. Impairment will be measured by comparing the recorded amount of the loan to the present value of expected future cash flows discounted at the loan’s contractual effective rate or the fair value of the collateral, if the loan is collateral dependent. Upon measurement of impairment, we will record an allowance to reduce the carrying value of the loan and record a corresponding charge to net income. Significant judgments are required in determining impairment, including making assumptions regarding the value of the loan, the value of the underlying collateral and other provisions such as guarantees.

Loans Held-for-Sale

Loans classified as held-for-sale will be recorded at the lower of amortized cost or fair value. We will determine fair value of loans held for sale by using current secondary market information for loans with similar terms and credit quality. If current secondary market information is not available, we will consider other factors in estimating fair value, including modeled valuations using assumptions management believes a reasonable market participant would use in valuing similar assets (assumptions may include loss rates, prepayment rates, interest rates and credit spreads). If fair value is lower than the amortized cost basis of a loan classified as held-for-sale, we will record a valuation allowance to write the loan down to fair value, with a corresponding charge to net income.

Fair Value Option

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”) permits entities to choose to measure many financial instruments and certain other items at fair value. Changes in fair value, along with transaction costs, would be reported through net income. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. We do not anticipate that we will elect the fair value option for any qualifying financial assets or liabilities that are not otherwise required to be carried at fair value in our financial statements.

Valuation of Financial Instruments

SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) establishes a new framework for measuring fair value and expands related disclosures. SFAS 157 establishes a hierarchy of valuation techniques based on the observability of inputs utilized in measuring financial instruments at fair values. SFAS 157 establishes market based or observable inputs as the preferred source of values, followed by valuation models using management assumptions in the absence of market inputs. The three levels of the hierarchy under SFAS 157 are described below:

Level I—Quoted prices in active markets for identical assets or liabilities.

Level II—Prices are determined using other significant observable inputs. Observable inputs are inputs that other market participants would use in pricing a security. These may include quoted prices for similar securities, interest rates, prepayment speeds, credit risk and others.

Level III—Prices are determined using significant unobservable inputs. In situations where quoted prices or observable inputs are unavailable (for example, when there is little or no market activity for an investment at the end of the period), unobservable inputs may be used.

Unobservable inputs reflect our own assumptions about the factors that market participants would use in pricing an asset or liability, and would be based on the best information available. We anticipate that a significant portion of our assets will fall in Level III in the valuation hierarchy.

Any changes to the valuation methodology will be reviewed by management to ensure the changes are appropriate. As markets and products develop and the pricing for certain products becomes more transparent, we will continue to refine our valuation methodologies. The methods used by us may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while we anticipate that our valuation methods will be appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. We will use inputs that are current as of the measurement date, which may include periods of market dislocation, during which price transparency may be reduced.

Consolidation

Depending on the circumstances, the Company may co-invest in a particular asset with one or any combination of other investment funds managed by Colony Capital or its affiliates. Accordingly, some of the Company’s investments may be interests in unconsolidated joint ventures. For each of our investments in unconsolidated joint ventures, we will evaluate the underlying entity to determine whether it is a variable interest entity (“VIE”) and, if so, whether the Company is the primary beneficiary of the VIE. A similar analysis will be performed for entities that issued securities we have acquired, entities with which we have a lending relationship, and entities with which we enter into an agreement for management, servicing, or related services.

In performing our analysis, we will consider the guidance in SFAS 140 and FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities–an interpretation of ARB No. 51” (“FIN 46R”). Generally, a VIE is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. FIN 46R requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE. The primary beneficiary generally is the entity that will receive a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both.

In determining whether we are the primary beneficiary of a VIE, we will consider qualitative and quantitative factors, including, but not limited to: the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; our and the other investors’ ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of us and the other investors. Significant judgments related to these determinations include estimates about the current and future fair values and performance of assets held by the VIEs and general market conditions.

For investments in joint ventures which are not VIEs, or for which the Company is not the primary beneficiary, we will account for our investments using the equity method. Accordingly, we will reflect our investments in unconsolidated joint ventures at cost, as adjusted by capital contributions, distributions, and the Company’s proportionate share of net income or loss of the respective joint venture. We will periodically evaluate our investments in unconsolidated joint ventures to determine whether the fair value of the interest is less than the carrying value, and, if so, whether such loss in value is other-than-temporary.

Interest Income Recognition

We expect that interest income on our mortgage loans and AAA rated MBS will be accrued based on the actual coupon rate and the outstanding principal balance of such assets. Premiums and discounts will be amortized or accreted into interest income over the lives of the assets using the effective yield method, as adjusted for actual prepayments in accordance with SFAS 91. We will place mortgage loans on nonaccrual status when any portion of principal or interest is more than 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. When a mortgage loan is placed on nonaccrual status, we will reverse the accrual for unpaid interest and will not recognize interest income until the cash is received or the mortgage loan returns to accrual status. Generally, a mortgage loan may be returned to accrual status when all delinquent principal and interest are brought current in accordance with the terms of the loan agreement and certain performance criteria have been met by the borrower.

We expect that interest income on our securities rated below AAA, including unrated securities, will be recognized in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”). Pursuant to EITF 99-20, cash flows from a security are estimated applying assumptions used to determine the fair value of such security and the excess of the future cash flows over the investment are recognized as interest income under the effective yield method. We will review and, if appropriate, make adjustments to our cash flow projections at least quarterly and monitor these projections based on input and analysis received from external sources, internal models, and our judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in interest income recognized on, or the carrying value of, such securities.

For whole loans purchased at a discount, we will apply the provisions of Statement of Position 03-3 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. Subsequent increases in cash flows expected to be collected generally will be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected will be recognized as impairment.

Hedging Instruments and Hedging Activities

We will apply the provisions of SFAS No. 133, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (“SFAS 133”). SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheets and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either other comprehensive income in stockholders’ equity until the hedged item is recognized in earnings or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. In the normal course of business, we may use a variety of derivative financial instruments to manage, or hedge, interest rate risk. These derivative financial instruments must be effective in reducing our interest rate risk exposure in order to qualify for hedge accounting. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income for each period until the derivative instrument matures or is settled. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market with the changes in value included in net income.

Derivatives will be used for hedging purposes rather than speculation. We will determine their fair value in accordance with SFAS 157 and we will obtain quotations from a third party to facilitate the process in determining these fair values. If our hedging activities do not achieve our desired results, our reported earnings may be adversely affected.

Securitizations

We may periodically enter into transactions in which we sell financial assets, such as commercial mortgage loans, CMBS and other assets. Upon a transfer of financial assets, we will sometimes retain or acquire senior or subordinated interests in the related assets. Gains and losses on such transactions will be recognized using the guidance in SFAS 140, which is based on a financial components approach that focuses on control. Under this approach, after a transfer of financial assets that meets the criteria for treatment as a sale—legal isolation, ability of transferee to pledge or exchange the transferred assets without constraint, and transferred control—an entity recognizes the financial and servicing assets it acquired or retained and the liabilities it has incurred, derecognizes financial assets it has sold, and derecognizes liabilities when extinguished. We will determine the gain or loss on sale of mortgage loans by allocating the carrying value of the underlying mortgage between securities or loans sold and the interests retained based on their fair values. The gain or loss on sale is the difference between the cash proceeds from the sale and the amount allocated to the securities or loans sold. From time to time, we may securitize mortgage loans we hold if such financing is available. These transactions will be recorded in accordance with SFAS 140 and will be accounted for as either a sale and the loans will be removed from our balance sheet or as a financing and will be classified as securitized loans on our balance sheet, depending upon the structure of the securitization transaction. SFAS 140 is a complex standard that may require us to exercise significant judgment in determining whether a transaction should be recorded as a sale or a financing.

Income Taxes

Our financial results are generally not expected to reflect provisions for current or deferred income taxes. We believe that we will operate in a manner that will allow us to qualify for taxation as a REIT. As a result of our expected REIT qualification, we generally do not expect to pay U.S. federal corporate level taxes. Many of the REIT requirements, however, are highly technical and complex. If we were to fail to meet the REIT requirements, we would be subject to U.S. federal income taxes.

Stock-Based Compensation

As a component of our Manager’s compensation, we may issue stock-based compensation to personnel of our Manager under an equity incentive plan. We will account for stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). Pursuant to SFAS 123R, we will recognize compensation cost related to share-based awards based upon their grant date fair value. The compensation cost related to share-based awards will be amortized on a straight-line basis over the requisite service period, which is generally the vesting period of the awards. Since the compensation cost related to share-based awards is measured based upon grant date fair value, the expense related to these awards recognized in future periods may differ from the expense recognized if the awards were periodically re-measured at fair value.

Results of Operations

For the period ended June 30, 2009, our operations were limited to organization expenses amounting to approximately $3,000, which was paid by Colony Capital on the Company’s behalf and will be reimbursed by the Company.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and other general business needs. We will use significant amounts of cash to purchase our target assets, repay principal and interest on our borrowings, make distributions to our stockholders and fund our operations. Initially, our sources of cash will consist of the net proceeds from the IPO and the concurrent private placement, payments of principal and interest we receive on our portfolio of assets and cash generated from our operating results. In the future, we may use leverage to finance our assets through borrowings from a number of sources, including repurchase agreements, resecuritizations, securitizations, warehouse facilities and bank credit facilities (including term loans and revolving facilities). Given current market conditions, we may also seek to take advantage of available borrowings, if any, under government sponsored debt programs, such as the Term Asset-Backed Securities Loan Facility (“TALF”) to finance our CMBS and asset-backed securities (“ABS”), and the Public-Private Investment Program (“PPIP”) to acquire portfolios of residential or commercial mortgage loans. In addition, we may utilize other sources of financing to the extent available to us.

Our financing sources will initially include the net proceeds of the IPO and the concurrent private placement. However, subject to maintaining our qualification as a REIT and our 1940 Act exemption, we may use a number of sources to finance our assets, including bank credit facilities (including term loans and revolving facilities), securitizations, warehouse facilities and repurchase agreements. We also expect to invest in a number of our assets through co-investments with other investment vehicles managed by affiliates of our Manager and/or other third parties, which may allow us to pool capital to access larger transactions and diversify investment exposure. For more information about the conflicts of interest that may arise in connection with these co-investments, see “Business—Conflicts of Interest and Related Policies” in our prospectus related to our IPO.

Government Sources

The Term Asset-Backed Securities Loan Facility. Under the TALF, the Federal Reserve Bank of New York (the “FRBNY”) provides non-recourse loans to borrowers to fund their purchase of eligible assets. On August 17, 2009, the Federal Reserve and the U.S. Treasury announced that to promote the flow of credit to businesses and households and to facilitate the financing of commercial properties, they approved extending TALF loans against newly originated ABS and legacy CMBS through March 31, 2010, and because new CMBS deals can take a significant amount of time to arrange, they also approved TALF lending against newly originated CMBS through June 30, 2010. Initially, the list of eligible assets was limited to certain ABS, but subsequently has been expanded to CMBS. Beginning in June 2009, up to $100 billion of TALF loans (which limit may be re-evaluated by the FRBNY) became available to finance purchases of certain high quality CMBS created on or after January 1, 2009 and, beginning in July 2009, certain high quality legacy CMBS issued before January 1, 2009 became eligible for TALF financing. As of October 22, 2009, approximately $6.5 billion have been requested for Legacy CMBS TALF (the initial request in July was approximately $669 million, the second request in August was approximately $2.3 billion, of which approximately $2.15 billion was settled, the third request in September was approximately $1.4 billion, of which approximately $1.35 billion was settled, and the fourth request in October was approximately $2.1 billion); however, no requests have been made for TALF loans for newly originated CMBS. To be eligible for TALF financing, the CMBS created after January 1, 2009 must, among other things:

•	evidence an interest in a trust fund consisting of fully-funded, first priority mortgage loans that:

•	are secured by a fee or leasehold interest in income-generating commercial properties that are located in the United States or one of its territories;

•

hold 95% or more of the dollar amount of the credit exposures underlying the CMBS in exposures that are originated by U.S.-organized entities or institutions or U.S. branches or agencies of foreign banks;

•	are fixed rate loans that provide for payment of principal and interest and do not provide for interest-only payments during the loans’ remaining terms;

•	are current in payment at the time of securitization;

•	were originated on or after July 1, 2008; and

•

are underwritten or re-underwritten recently prior to the issuance of the CMBS on the basis of then-current in place, stabilized and recurring net operating income and then-current property appraisals.

•	must not be junior to other securities with claims on the same pool of loans;

•	be subject to the pooling and servicing agreement and other agreements governing the issuance of the CMBS and servicing of the assets that satisfies the following conditions:

•

if the class of the CMBS is one of two or more time-tranched classes of the same distribution priority, distributions of principal must be made on a pro-rata basis to all such classes once credit support is reduced to zero, as a result of both actual realized losses and “appraisal reduction amounts;”

•

control over the servicing is never held by investors in a subordinate class of CMBS once the principal balance of that subordinate class is reduced to less than 25% of the initial principal balance of that class, as a result of both actual realized losses and “appraisal reduction amounts;”

•	no recognition of post-securitization property appraisals obtained by someone other than the servicer or trustee;

•

representations by each seller of a mortgage loan that is included in the collateral pool that the improvements at each related property were in material compliance with law at the time of origination; and

•	provide for sufficient reporting to enable the FRBNY to monitor its position.

•

as of the TALF loan closing date, have a credit rating in the highest long-term investment-grade rating category from at least two of TALF CMBS-eligible rating agencies without the benefit of a third-party guarantee and must not have a credit rating below the highest investment-grade rating category from any TALF CMBS-eligible rating agency and have not been placed on review or watch for downgrade by any TALF CMBS-eligible rating agency;

•	not have been issued by an agency of the United States or a government sponsored enterprise; and

•	the FRBNY has the discretion to accept or reject an individual mortgage loan underlying a CMBS based upon various factors, including diversification of collateral pools.

To be eligible for TALF financing, legacy CMBS issued prior to January 2009 must, among other things:

•	evidence an interest in a trust fund consisting of fully-funded mortgage loans that are:

•

secured by (or, if payments due under the loan have been defeased, the security for the loan or its predecessor must have previously included) a fee or leasehold interest in income-generating commercial properties;

•	as of the TALF loan subscription date, at least 95% of the properties, by related loan principal balance, must be located in the United States or one of its territories; and

•	fixed rate loans that provide for payment of principal and interest and do not provide for interest-only payments during the loans’ remaining terms;

•

as of the TALF loan subscription date, have a credit rating in the highest long-term investment-grade rating category from at least two TALF CMBS-eligible rating agencies without the benefit of a third-party guarantee and must not have a credit rating below the highest investment-grade rating category from any TALF CMBS-eligible rating agency and have not been placed on review or watch for downgrade by any TALF CMBS-eligible rating agency;

•	upon issuance, must not have been junior to other securities with claims on the same pool of loans; and

•	not have been issued by an agency or instrumentality of the United States or a government sponsored enterprise.

The FRBNY may limit the volume of TALF loans secured by legacy CMBS, and is considering whether to allocate such volume via an auction or other procedure for legacy CMBS. The FRBNY also will retain the right to reject any newly originated or legacy CMBS as TALF loan collateral based on its risk assessment.

If our Manager deems appropriate, we may seek to participate in the TALF in a manner consistent with our investment strategy and Investment Guidelines, including maintaining our REIT qualification and our 1940 Act exemption. However, we can provide no assurances that we will be eligible to participate in the TALF or, if we are eligible, that we will be able to utilize the program successfully or at all.

Bank Credit Facilities

We may use bank credit facilities (including term loans and revolving facilities) to finance our assets. These financings may be collateralized or non-collateralized and may involve one or more lenders. Credit facilities typically have maturities ranging from two to five years and may accrue interest at either fixed or floating rates. For a description of risks related to bank credit facilities, see “Risk Factors—Risks Related to Our Financing and Hedging Activities—Any repurchase agreements and bank credit facilities that we may use in the future to finance our assets may require us to provide additional collateral or pay down debt” in our prospectus related to our IPO.

Repurchase Agreements

We may use repurchase agreements to finance our assets. Repurchase agreements effectively allow us to borrow against loans and securities that we own. Under these agreements, we will sell our loans and securities to a counterparty and agree to repurchase the same loans and securities from the counterparty at a price equal to the original sales price plus an interest factor. During the term of the repurchase agreement, we receive the principal and interest on the related loans and securities and pay interest to the counterparty. We intend to maintain formal relationships with multiple counterparties to obtain repurchase agreement financing on favorable terms. For a description of risks related to repurchase agreements, see “Risk Factors—Risks Related to Our Financing and Hedging Activities—Any repurchase agreements and bank credit facilities that we may use in the future to finance our assets may require us to provide additional collateral or pay down debt” in the prospectus related to our IPO.

Warehouse Facilities

We may use warehouse facilities as a source of short-term financing for our assets. Warehouse facilities are typically lines of credit from commercial and investment banks that can be drawn upon to fund the acquisition of assets. Warehouse facilities are typically collateralized loans made to investors who invest in loans and securities that in turn pledge the resulting loans and securities to the warehouse lender. Third party custodians, usually large banks, typically hold the loans and securities funded with the warehouse facility borrowings, including the loans, securities, notes, mortgages and other important loan documentation, for the benefit of the lender who is deemed to own the loans and securities and, if there is a default under the warehouse line, for the benefit of the warehouse lender. For a description of risks related to warehouse facilities, see “Risk Factors—Risks Related to Our Financing and Hedging Activities—Any warehouse facilities that we may obtain in the future may limit our ability to acquire assets, and we may incur losses if the collateral is liquidated” in the prospectus related to our IPO.

Securitizations

In the future, we may seek to utilize non-recourse long-term securitizations of our investments in mortgage loans, especially loan originations, if and when they become available and to the extent consistent with the maintenance of our REIT qualification and exemption from the 1940 Act in order to generate cash for funding new investments. This would involve conveying a pool of assets to a special purpose vehicle (or the issuing entity), which would issue one or more classes of non-recourse notes pursuant to the terms of an indenture. The notes would be secured by the pool of assets. In exchange for the transfer of assets to the issuing entity, we would receive the cash proceeds on the sale of non-recourse notes and a 100% interest in the equity of the issuing entity. The securitization of our portfolio investments might magnify our exposure to losses on those portfolio investments because any equity interest we retain in the issuing entity would be subordinate to the notes issued to investors and we would, therefore, absorb all of the losses sustained with respect to a securitized pool of assets before the owners of the notes experience any losses. See “Risk Factors—Risks Related to Our Financing and Hedging Activities—We may seek to utilize non-recourse long-term securitizations in the future, and such structures may expose us to risks, which could result in losses to us” in the prospectus related to our IPO.

Other Potential Sources of Financing

In the future, we may also use other sources of financing to fund the acquisition of our target assets, including secured and unsecured forms of borrowing. We may also seek to raise further equity capital or issue debt securities in order to fund our future investments.

Leverage Policies

We initially do not intend to use debt to finance our investments, other than available borrowings under government sponsored debt programs, such as the TALF. If we are unable to obtain financing under the TALF or other government sponsored debt programs, we still intend to pursue acquisitions of our target assets, including CMBS. However, while we believe we can achieve attractive yields on an unleveraged basis, we may use prudent amounts of leverage to increase potential returns to our stockholders. To that end, subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our exemption from registration under the 1940 Act, we may use borrowings to finance our assets. Given current market conditions, to the extent that we use borrowings to finance our assets, we currently expect that such leverage would not exceed, on a debt-to-equity basis, a 3-to-1 ratio, except with respect to investments financed with borrowings under government sponsored debt programs, such as the TALF, leverage on which we currently expect would not exceed, on a debt-to-equity basis, a 6-to-1 ratio. We consider these initial leverage ratios to be prudent for our target asset classes. Our decision to use leverage currently or in the future to finance our assets will be based on our Manager’s assessment of a variety of factors, including, among others, the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in our portfolio, the availability of credit at favorable prices or at all, the credit quality of our assets and our outlook for borrowing costs relative to the interest income earned on our assets. Our decision to use leverage in the future to finance our assets will be at the discretion of our Manager and will not be subject to the approval of our stockholders, and we are not restricted by our governing documents or otherwise in the amount of leverage that we may use. To the extent that we use leverage in the future, we may mitigate interest rate risk through utilization of hedging instruments, primarily interest rate swap and cap agreements, to serve as a hedge against future interest rate increases on our borrowings.

Contractual Obligations and Commitments

We had no contractual obligations as of June 30, 2009. Concurrently with the completion of our IPO, we entered into a management agreement with our Manager, pursuant to which our Manager is entitled to receive a base management fee and the reimbursement of certain expenses (including a reimbursement of our Manager’s partial payment of the initial underwriting discounts and commissions as described in Note 4 to our consolidated financial statements), and may earn incentive fees. For more information regarding the management agreement, see the discussion under the heading “Our Manager and the Management Agreement” in the prospectus related to our IPO. Our Manager will use the proceeds from the management fee, in part, to pay compensation to its officers and personnel who, notwithstanding that certain of them also are our officers, will receive no cash compensation directly from us.

We expect to enter into certain contracts that may contain a variety of indemnification obligations, principally with brokers, underwriters and counterparties to repurchase agreements. The maximum potential future payment amount that we could be required to pay under these indemnification obligations may be unlimited. In addition, we have entered into a license agreement relating to the use of the Colony name and logo and an investment allocation agreement with our Manager and Colony Capital relating to the respective rights of us and the co-investment funds with which we may co-invest in the future. For more information regarding the investment allocation agreement, see the discussion under the heading “Business—Conflicts of Interest and Related Policies” in the prospectus related to our IPO.

In connection with our IPO and the underwriters’ exercise of the overallotment option, the underwriters deferred $5.75 million and our Manager paid $5.75 million on our behalf for underwriting discounts and commissions. These amounts are payable to the underwriters in cash and the Manager in the form of 287,500 shares of our common stock if the Company achieves the performance hurdle described in “Recent Developments—Initial Public Offering.”

Dividends

We intend to make regular quarterly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We intend to pay regular quarterly dividends to our stockholders in an amount equal to our net taxable income, if and to the extent authorized by our board of directors. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service if any. If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities. We currently do not intend to use the proceeds of the IPO and the concurrent private placement to make distributions to our stockholders.

Off-Balance Sheet Arrangements

As of June 30, 2009, we had no off-balance sheet arrangements.

Inflation

Virtually all of our assets and liabilities will be interest rate sensitive in nature. As a result, interest rates and other factors may influence our performance more so than inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Furthermore, our financial statements are prepared in accordance with GAAP and any distributions we may make to our stockholders will be determined by our board of directors primarily based on our taxable income and, in each case, our activities and balance sheet will be measured with reference to historical cost and/or fair market value without considering inflation.

Risk Management

Risk management is a significant component of our strategy to deliver consistent risk-adjusted returns to our stockholders. Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our exemption from registration under the 1940 Act, our Manager will closely monitor our portfolio and actively manage risks associated with, among other things, our assets and interest rates. Prior to investing in any particular asset, our Manager’s underwriting team, in conjunction with third party providers, will undertake a rigorous asset-level due diligence process, involving intensive data collection and analysis, to ensure that we understand fully the state of the market and the risk-reward profile of the asset. In addition to evaluating the merits of any particular proposed investment, our Manager will evaluate the diversification of our portfolio of assets. Prior to making a final investment decision, our Manager will determine whether a target asset will cause our portfolio of assets to be too heavily concentrated with, or cause too much risk exposure to, any one borrower, real estate sector, geographic region, source of cash flow for payment or other geopolitical issues. If our Manager determines that a proposed acquisition presents excessive concentration risk, it may determine not to acquire an otherwise attractive asset.

For each asset that we acquire, Colony Capital’s in-house asset management team engages in active management of the asset, the intensity of which will depend on the attendant risks. Once an asset manager has been assigned to a particular asset, the manager will work collaboratively with the underwriting team to formulate a strategic plan for the particular asset, which includes evaluating the underlying collateral and updating valuation assumptions to reflect changes in the real estate market and the general economy.

This plan also will outline several strategies for the asset to extract the maximum amount of value from each asset under a variety of market conditions. Such strategies will vary depending on the type of asset, the availability of refinancing options, recourse and maturity, but may include, among others, the restructuring of non-performing or sub-performing loans, the negotiation of discounted pay-offs or other modification of the terms governing a loan, and the foreclosure and intense management of assets underlying non-performing loans in order to reposition them for profitable disposition. As long as an asset is in our portfolio, our Manager and its affiliates will continuously track the progress of an asset against the original business plan to ensure that the attendant risks of continuing to own the asset do not outweigh the associated rewards. Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our exemption from registration under the 1940 Act, we currently expect that we will typically hold assets that we originate or acquire for between three and ten years. However, in order to maximize returns and manage portfolio risk while remaining opportunistic, we may dispose of an asset earlier than anticipated or hold an asset longer than anticipated if we determine it to be appropriate depending upon prevailing market conditions or factors regarding a particular asset. We can provide no assurances, however, that we will be successful in identifying or managing all of the risks associated with acquiring, holding of disposing of a particular asset or that we will not realize losses on certain assets.

Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our exemption from registration under the 1940 Act, we intend to mitigate the risk of interest rate volatility through the use of hedging instruments, such as interest rate swap agreements and interest rate cap agreements. The goal of our interest rate management strategy is to minimize or eliminate the effects of interest rate changes on the value of our assets, to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a favorable spread between the yield on our assets and the cost of financing such assets. We can provide no assurances that our efforts to manage interest rate volatility will successfully mitigate the risks of such volatility on our portfolio.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk.

We seek to manage our risks related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value while, at the same time, seeking to provide an opportunity to stockholders to realize attractive risk-adjusted returns through ownership of our capital stock. While we do not seek to avoid risk completely, we believe the risk can be quantified from historical experience and seek to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.

Credit Risk

We expect to be subject to varying degrees of credit risk in connection with our assets. Our Manager will seek to manage credit risk by performing fundamental credit analysis of potential assets. Prior to investing in any particular asset, our Manager’s underwriting team, in conjunction with third party providers, will undertake a rigorous asset-level due diligence process, involving intensive data collection and analysis, to ensure that we understand fully the state of the market and the risk-reward profile of the asset. Credit risk will also be addressed through our Manager’s execution of an asset-specific business plan focused on actively managing the attendant risks, evaluating the underlying collateral and updating valuation assumptions, and determining disposition strategies. Additionally, investments will be monitored for variance from expected prepayments, defaults, severities, losses and cash flow on a monthly basis.

Interest Rate Risk

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We will be subject to interest rate risk in connection with our assets and our related financing obligations. Although we initially do not intend to use leverage to finance our investments, we may in the future use various forms of financing to acquire our target assets, including, but not limited to, repurchase agreements, resecuritizations, securitizations, warehouse facilities, bank credit facilities (including term loans and revolving facilities) and borrowings under government sponsored debt programs. We may mitigate interest rate risk through utilization of hedging instruments, primarily interest rate swap agreements. Interest rate swap agreements are intended to serve as a hedge against future interest rate increases on our borrowings.

Interest Rate Effect on Net Interest Income. Our operating results will depend, in part, on differences between the income earned on our assets and our cost of borrowing and hedging activities. The cost of our borrowings will generally be based on prevailing market interest rates. During a period of rising interest rates, our borrowing costs generally will increase (1) while the yields earned on our fixed-rate mortgage assets will remain static and (2) at a faster pace than the yields earned on our floating and adjustable rate mortgage assets, which could result in a decline in our net interest spread and net interest margin. The severity of any such decline would depend on our asset/liability composition at the time as well as the magnitude and duration of the interest rate increase. Further, an increase in short-term interest rates could also have a negative impact on the market value of our target assets. If any of these events happen, we could experience a decrease in net income or incur a net loss during these periods, which could adversely affect our liquidity and results of operations.

Hedging techniques are partly based on assumed levels of prepayments of our target assets. If prepayments are slower or faster than assumed, the life of the investment will be longer or shorter, which would reduce the effectiveness of any hedging strategies we may use and may cause losses on such transactions. Hedging strategies involving the use of derivative securities are highly complex and may produce volatile returns.

Interest Rate Cap Risk. We may acquire floating and adjustable rate mortgage assets, which generally will not be subject to restrictions on the amount by which the interest yield may change during any given period. Therefore, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation by caps, while the interest-rate yields on our adjustable-rate and hybrid mortgage assets would effectively be limited. In addition, adjustable-rate and hybrid mortgage assets may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in our receipt of less cash income on such assets than we would need to pay the interest cost on our related borrowings. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would harm our financial condition, cash flows and results of operations.

Interest Rate Mismatch Risk. We may fund a portion of our acquisition of mortgage loans and MBS assets with borrowings that are based on the London Interbank Offered Rate (“LIBOR”), while the interest rates on these assets may be indexed to

LIBOR or another index rate, such as the one-year Constant Maturity Treasury (“CMT”), index, the Monthly Treasury Average (“MTA”) index or the 11th District Cost of Funds Index (“COFI”). Accordingly, any increase in LIBOR relative to one-year CMT rates, MTA or COFI will generally result in an increase in our borrowing costs that is not matched by a corresponding increase in the interest earnings on these assets. Any such interest rate index mismatch could adversely affect our profitability, which may negatively impact distributions to our stockholders. To mitigate interest rate mismatches, we may utilize the hedging strategies discussed above.

Our analysis of risks is based on our Manager’s experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of decisions by our management may produce results that differ significantly from the estimates and assumptions used in our models and the projected results shown in the prospectus related to our IPO.

Prepayment Risk

Prepayment risk is the risk that principal will be repaid at a different rate than anticipated, causing the return on an asset to be less than expected. As we receive prepayments of principal on our assets, premiums paid on such assets will be amortized against interest income. In general, an increase in prepayment rates will accelerate the amortization of purchase premiums, thereby reducing the interest income earned on the assets. Conversely, discounts on such assets are accreted into interest income. In general, an increase in prepayment rates will accelerate the accretion of purchase discounts, thereby increasing the interest income earned on the assets.

Extension Risk

Our Manager will compute the projected weighted-average life of our assets based on assumptions regarding the rate at which the borrowers will prepay the mortgages. In general, when we acquire a fixed-rate, adjustable-rate or hybrid MBS, we may, but are not required to, enter into an interest rate swap agreement or other hedging instrument that effectively fixes our borrowing costs for a period close to the anticipated average life of the fixed-rate portion of the related assets. This strategy is designed to protect us from rising interest rates because the borrowing costs are fixed for the duration of the fixed-rate portion of the related assets.

However, if prepayment rates decrease in a rising interest rate environment, the life of the fixed-rate portion of the related assets could extend beyond the term of the interest swap agreement or other hedging instrument. This could have a negative impact on our results from operations, as borrowing costs would no longer be fixed after the end of the hedging instrument while the income earned on the hybrid fixed-rate assets would remain fixed. In extreme situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.

Market Risk

Market Value Risk. Our available-for-sale securities will be reflected at their estimated fair value, with the difference between amortized cost and estimated fair value reflected in accumulated other comprehensive income pursuant to SFAS 115. The estimated fair value of these securities fluctuates primarily due to changes in interest rates and other factors. Generally, in a rising interest rate environment, the estimated fair value of these securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of these securities would be expected to increase. As market volatility increases or liquidity decreases, the fair value of our assets may be adversely impacted. If we are unable to readily obtain independent pricing to validate our estimated fair value of the securities in our portfolio, the fair value gains or losses recorded in other comprehensive income may be adversely affected.

Real Estate Risk. Commercial and residential mortgage assets are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing, retail, industrial, office or other commercial space); changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the underlying loan or loans, as the case may be, which could also cause us to suffer losses.

ITEM 4T.	Controls and Procedures.

The Company has established disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2009.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the period ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings.

As of June 30, 2009, we were not involved in any legal proceedings.

ITEM 1A.	Risk Factors.

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in the prospectus related to our IPO dated September 23, 2009, filed with the SEC in accordance with Rule 424(b) of the Securities Act of 1933, as amended (the “Securities Act”), on September 24, 2009, which is accessible on the SEC’s website at www.sec.gov. There have been no material changes to the risk factors previously disclosed in the prospectus.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the quarterly period ended June 30, 2009, we sold 1,000 shares of our common stock to Colony Capital Acquisitions, LLC for $1,000 in cash in connection with our initial capitalization on June 24, 2009. The sale of our common shares to Colony Capital Acquisitions, LLC was not registered under the Securities Act, and was made pursuant to the exemption provided under Section 4(2) of the Securities Act.

In addition, concurrently with the closing of the IPO on September 29, 2009, we completed a private placement in which we sold 250,000 shares of our common stock to certain executive officers of the Company and certain officers of Colony Capital and its affiliates at a price per share of $20, resulting in total proceeds to the Company of $5.0 million. No underwriting costs were incurred in connection with the private placement. The private placement was made pursuant to the exemption provided under Section 4(2) of the Securities Act, based on representations made by each of the participants in the private placement.

Use of Proceeds from Registered Securities

On September 23, 2009, the SEC declared effective our IPO registration statement (File No. 333-160323), pursuant to which we registered and sold 12,500,000 shares of our common stock at a price per share of $20, resulting in gross proceeds of $250.0 million. The offering was completed on September 29, 2009. In connection with the IPO, the Company paid $2.5 million and the Manager paid $5.0 million in underwriting discounts and commissions. We also incurred approximately $2.5 million of other costs in connection with the offering. We received net proceeds of $247.5 million from the IPO before deferred underwriting discounts and commissions and other accrued offering costs.

On October 23, 2009, we issued an additional 1,875,000 shares of common stock at $20 per share upon exercise of the overallotment option by the underwriters. We received net proceeds of approximately $37.1 million, net of underwriting discounts and commissions of $375,000.

The IPO was underwritten by Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated and UBS Securities LLC, acting as representatives of each of the following underwriters: Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated, UBS Securities LLC, Calyon Securities (USA) Inc., HSBC Securities (USA) Inc., JMP Securities LLC, Keefe, Bruyette & Woods, Inc., and RBC Capital Markets Corporation.

As of November 9, 2009, we have invested approximately $34.5 million of the net proceeds of the IPO and the concurrent private placement in the manner described in this Report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Investment Activities.”

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents information with respect to purchases of common stock of the Company made during the quarterly period ended June 30, 2009 by the Company or any “affiliated purchaser” of the Company (as defined in Rule 10b-18(a)(3) under the Exchange Act):

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) or Shares that May Yet Be Purchased Under the Plans or Programs
Month # 1 (April 1 – April 30)	—	—	N/A	N/A
Month # 2 (May 1 – May 31)	—	—	N/A	N/A
Month # 3 (June 1 – June 30)	1,000(2)	$1.00	N/A	N/A

Total	1,000(2)	$1.00	N/A	N/A

(1)	The Company was formed on June 23, 2009 and, therefore, the table reflects purchases only during the period between June 23, 2009 (date of inception) and June 30, 2009.
(2)	Represents the 1,000 shares of our common stock sold to Colony Capital Acquisitions, LLC, an affiliated purchaser of the Company, for $1,000 in cash in connection with the Company’s initial capitalization on June 24, 2009.

In addition, concurrently with the completion of the IPO on September 29, 2009, the Company re-purchased, for $1,000 in cash, the 1,000 shares of its common stock that Colony Capital Acquisitions, LLC acquired in connection with the Company’s initial capitalization on June 24, 2009.

ITEM 3.	Defaults Upon senior Securities.

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

None.

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits.

Exhibit No.	Description

31.1	Certification of Richard B. Saltzman, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Darren J. Tangen, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Richard B. Saltzman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Darren J. Tangen, Chief Financial Officer and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2009

COLONY FINANCIAL, INC.

By:	/s/ RICHARD B. SALTZMAN
Richard B. Saltzman Chief Executive Officer and President

By:	/s/ DARREN J. TANGEN
Darren J. Tangen Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Richard B. Saltzman, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Darren J. Tangen, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Richard B. Saltzman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Darren J. Tangen, Chief Financial Officer and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002