Form 10-Q
period 2009-09-30
Colony Financial, Inc.
filed 2009-11-12
CIK 1467076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 12, 2009, 14,631,000 shares of the Registrant’s common stock, par value $.01 per share, were outstanding.

COLONY FINANCIAL, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements.

COLONY FINANCIAL, INC.

CONSOLIDATED BALANCE SHEET

(In thousands, except share and per share data)

September 30, 2009 (Unaudited)
ASSETS
Cash and cash equivalents	$252,503
Investments	—

Total assets	$252,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued liabilities	$1,995
Due to affiliate	536
Deferred underwriting discounts and commissions payable to underwriters	5,000
Deferred underwriting discounts and commissions reimbursable to Manager	5,000

Total liabilities	12,531

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—
Common stock, $0.01 par value, 450,000,000 shares authorized, 12,756,000 shares issued and outstanding	128
Additional paid-in capital	239,890
Accumulated deficit	(46)

Total stockholders’ equity	239,972

Total liabilities and stockholders’ equity	$252,503

The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	For the three months ended September 30, 2009 (Unaudited)	Period from June 23, 2009 (Date of Inception) to September 30, 2009 (Unaudited)
Revenues
Interest income	$3	$3

Expenses
Administrative expenses	38	38
Administrative expenses reimbursed to affiliate	5	5
Organization costs	3	6

	46	49

Net loss	$(43)	$(46)

Net loss per share – basic and diluted

Basic	$(0.16)	$(0.18)

Diluted	$(0.16)	$(0.18)

Weighted average number of common shares outstanding
Basic	278,000	259,000

Diluted	278,000	259,000

The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Period from June 23, 2009 (Date of Inception) to September 30, 2009 (Unaudited)
	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 23, 2009	—	$—	$—	$—	$—
Initial capital contribution	1,000	—	1	—	1
Issuance of common stock	12,750,000	128	254,872	—	255,000
Offering costs	—	—	(14,983)	—	(14,983)
Award of nonvested restricted stock	6,000	—	—	—	—
Repurchase of common stock issued for initial capitalization	(1,000)	—	(1)	—	(1)
Amortization of stock compensation	—	—	1	—	1
Net loss	—	—	—	(46)	(46)

Balance at September 30, 2009	12,756,000	$128	$239,890	$(46)	$239,972

The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

Period from June 23, 2009 (Date of Inception) to September 30, 2009 (Unaudited)
Cash Flows from Operating Activities
Net loss	$(46)
Adjustments to reconcile net loss to net cash provided by operating activities
Amortization of nonvested common stock compensation	1
Changes in operating liabilities
Increase in accrued liabilities	40
Increase in due to affiliate	8

Net cash provided by operating activities	3

Cash Flows from Financing Activities
Net proceeds from issuance of common stock	252,501
Repurchase of common stock issued for initial capitalization	(1)

Net cash provided by financing activities	252,500

Net increase in cash	252,503
Cash and cash equivalents, beginning of period	—

Cash and cash equivalents, end of period	$252,503

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Deferred offering costs included in accrued liabilities and due to affiliate	$2,483

Deferred underwriting discounts and commissions payable to underwriters	$5,000

Deferred underwriting discounts and commissions reimbursable to Manager	$5,000

The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009 (unaudited)

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

The Company is managed by Colony Financial Manager, LLC (the “Manager”), a Delaware limited liability company, and an affiliate of the Company.

The Company intends to elect and qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code commencing with its first taxable period ending on December 31, 2009. In order to maintain its tax status as a REIT, the Company plans to distribute at least 90% of its taxable income to its stockholders.

2. Initial Public Offering

On September 29, 2009, the Company completed its initial public offering of its common stock (the “IPO”) pursuant to which the Company sold 12,500,000 shares of its common stock, par value $0.01 per share, a price per share of $20, resulting in gross proceeds to the Company of $250.0 million. In connection with the offering, the Company paid $0.20 per share, or $2.5 million, and the Manager paid $0.40 per share, or $5.0 million, in underwriting discounts and commissions. The Company will pay another $0.40 per share, or $5.0 million, in cash to the underwriters and reimburse the $0.40 per share paid by the Manager (in the form of 250,000 shares of the Company’s common stock) if during any full four calendar quarter period during the 24 full calendar quarters after the IPO, the Company’s Core Earnings (as defined in Note 5) for any such four-quarter period exceeds an 8% performance hurdle rate. The deferred underwriting discounts and commissions, including amounts expected to be reimbursed to the Manager, were accrued for as a liability as of the IPO date, as the Company has determined the likelihood of reimbursement of the Manager by the Company and payment to the underwriters to be probable and reasonably estimable. See Note 5 for additional information. The Company also incurred approximately $2.5 million in other offering costs. Total offering costs of approximately $15 million, including the underwriting discounts and commissions and deferred underwriting fees, were recorded as a reduction of additional paid-in-capital upon completion of the IPO on September 29, 2009. The Company received net proceeds of $247.5 million before deferred underwriting discounts and commissions and other accrued offering costs.

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

On October 23, 2009, the Company issued an additional 1,875,000 shares of common stock at $20 per share upon exercise of the overallotment option by the underwriters. The Company received net proceeds of approximately $37.1 million, net of underwriting discounts and commissions of $375,000. With respect to the shares issued in connection with the underwriters’ exercise of the overallotment option, the Company will pay another $750,000 in cash to the underwriters and reimburse $750,000 paid by the Manager (in the form of 37,500 shares of the Company’s common stock) if the Company achieves the performance hurdle described above. These deferred underwriting discounts and commissions, including amounts expected to be reimbursed to the Manager, were accrued for at the time of the underwriters’ exercise of the overallotment option, as the Company has determined the likelihood of reimbursement of the Manager by the Company and payment to the underwriters to be probable and reasonably estimable.

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009 (unaudited)

3. Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements have been prepared, without audit, in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company at September 30, 2009 and for the period from June 23, 2009 (date of inception) to September 30, 2009. These interim financial statements should be read in conjunction with the balance sheet and related notes thereto as of June 24, 2009 included in the Company’s Registration Statement on Form S-11, filed with the Securities and Exchange Commission (the “SEC”) on June 30, 2009, as amended, and declared effective on September 23, 2009. The results of operations for the interim period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or any other future period.

The accompanying financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105, Generally Accepted Accounting Principles, which establishes the FASB ASC as the single source of authoritative nongovernmental GAAP. All other accounting literature not included in the FASB ASC is considered non-authoritative, except grandfathered FASB Standards not yet integrated into the ASC. Pursuant to the provisions of FASB ASC 105, the Company has updated references to GAAP in its financial statements for the period ended September 30, 2009. The adoption of FASB ASC 105 did not impact the Company’s financial position or results of operations.

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

Underwriting Discounts and Commissions and Offering Costs

In accordance with FASB ASC 340-10-S99, Other Assets and Deferred Costs–SEC Materials, approximately $15 million of deferred offering costs and underwriting discounts and commissions related to the IPO were charged to additional paid-in capital upon completion of the IPO on September 29, 2009, as summarized in the following table (in thousands):

Underwriting discounts and commissions paid at closing	$2,500
Deferred underwriting discounts and commissions payable to underwriters	5,000
Deferred underwriting discounts and commissions reimbursable to Manager	5,000
Other offering costs	2,483

$14,983

Of the $2.5 million of other offering costs, $528,000 was paid by Colony Capital on the Company’s behalf and will be reimbursed by the Company.

Organization Costs

Costs incurred to organize the Company were expensed as incurred.

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009 (unaudited)

Net Earnings (Loss) Per Share

The Company calculates basic earnings (loss) per share using the two-class method in accordance with FASB ASC 260, Earnings per Share. FASB ASC 260 defines unvested share-based payment awards that contain nonforfeitable rights to dividends as participating securities. The two-class method is an allocation formula that determines earnings (loss) per share for each share of common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. Earnings (loss) per common share is calculated by dividing earnings (loss) allocated to common shareholders by the weighted-average number of common shares outstanding during the period.

The calculation of diluted income (loss) per share is similar to the calculation of basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

Income Taxes

The Company intends to elect and qualify to be taxed as a REIT, commencing with the Company’s taxable year ending December 31, 2009. A REIT is generally not subject to corporate level federal income tax on net income it distributes to its stockholders. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute at least 90% of its taxable income to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income.

The Company may elect to treat certain future subsidiaries as TRSs. In general, a TRS may hold assets and engage in any real estate or non-real estate-related activities that the Company cannot hold or engage in directly. A TRS is subject to U.S. federal, state and local income taxes.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, Compensation–Stock Compensation. Pursuant to FASB ASC 718, the Company recognizes compensation cost related to share-based awards based upon their fair values on the grant date. The compensation cost related to share-based awards is amortized on a straight-line basis over the requisite service period, which is generally the vesting period of the awards.

Recent Accounting Updates

On June 12, 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 remains authoritative until such time that it is integrated into the ASC. SFAS 166 removes the concept of a qualifying special-purpose entity (“SPE”) from FASB ASC 860, Transfers and Servicing, and eliminates the exception for qualifying SPEs from the consolidation guidance of FASB ASC 810, Consolidation. In addition, among other things, SFAS 166 (i) amends and clarifies the unit of account eligible for sale accounting as an entire financial asset, group of entire financial assets, or participating interest in an entire financial asset; (ii) eliminates the practicability exception for fair value measurement of assets obtained and liabilities incurred by a transferor in a transfer that meets the conditions for sale accounting; (iii) removes the special provisions in FASB ASC 860 for guaranteed mortgage securitizations; (iv) clarifies the requirements of the legal isolation analysis and the principle of effective control; and (v) requires enhanced disclosure about, among other things, a transferor’s continuing involvement with transfers of financial assets accounted for as sales, the risks inherent in transferred financial assets that have been retained, and the nature and financial effect of restrictions on the transferor’s assets that continue to be reported on the balance sheet.

In conjunction with the issuance of SFAS 166, the FASB also issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which remains authoritative until such time that it is integrated into the ASC. Among other things, SFAS 167 amends certain guidance in FASB ASC 810 for determining whether an entity is a variable interest entity (a “VIE”), requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE, and requires enhanced disclosures about an enterprise’s involvement with a VIE. Under SFAS 167, an entity will be required to consolidate a VIE if it has both (a) the power

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009 (unaudited)

to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. In addition, SFAS 167 removes the current exemption for troubled debt restructurings.

The collective amendments to FASB ASC 810 and 860 are likely to result in more consolidation by sponsors of, and transferors to, entities that currently meet the definition of qualifying SPEs and will significantly affect securitization practices and accounting for transfers of financial assets. SFAS 166 and SFAS 167 are effective for the first annual reporting period that begins after November 15, 2009, or fiscal year ending December 31, 2010. The Company is currently evaluating the effect, if any, the adoption of SFAS 166 and SFAS 167 will have on its securitizations strategy.

On August 28, 2009, the FASB issued an exposure draft of proposed Accounting Standards Update, Improving Disclosures About Fair Value Measurements (the Proposed ASU). Among other things, the Proposed ASU would require entities to disclose: (1) the effect of using “reasonably possible” alternative inputs on fair value measurements that use significant unobservable (i.e. Level 3) inputs; (2) the amount of transfers in and out of Level 1 and Level 2; and (3) information in the Level 3 rollforward about purchase, sales, issuances and settlements on a gross basis. The Proposed ASU would also clarify existing guidance regarding pertaining to the level of disaggregation at which fair value disclosures should be made. The Proposed ASU would be effective for all interim and annual periods ending after December 15, 2009, except for the requirement to provide sensitivity disclosures for Level 3 inputs, which would be effective for all interim and annual periods ending after March 15, 2010. The Proposed ASU is currently under redeliberations based upon the public comment period, which ended on October 12, 2009. Accordingly, the Company is still evaluating the effect, if any, that the Proposed ASU will have on its disclosures about fair value measurements.

4. Loss per Share

The Company calculates basic earnings (loss) per share using the two-class method which allocates earnings (loss) per share for each share of common stock and participating securities according to dividends declared and participation rights in undistributed earnings. The following table presents the calculation of loss per share (in thousands, except share and per share data):

	For the three months ended September 30, 2009	Period from June 23, 2009 (Date of Inception) to September 30, 2009
Numerator:
Net loss available to common stockholders	$(43)	$(46)
Loss allocated to participating securities	—	—

Net loss allocated to common stockholders	$(43)	$(46)

Denominator:
Weighted average number of common shares outstanding—basic	278,000	259,000

Weighted average number of common shares outstanding—diluted	278,000	259,000

Net loss available to common stockholders per share—basic	$(0.16)	$(0.18)

Net loss available to common stockholders per share—diluted	$(0.16)	$(0.18)

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009 (unaudited)

The following table shows weighted average dilutive common share equivalents outstanding not included in the earnings (loss) per share calculation, as the effect of their inclusion would be antidilutive due to the reported net loss in each of the periods presented:

	For the three months ended September 30, 2009	Period from June 23, 2009 (Date of Inception) to September 30, 2009
Common stock issuable for reimbursement of Manager’s payment of initial underwriting discounts and commissions (Note 5)	5,000	5,000
Overallotment option exercisable by underwriters (Note 2)	41,000	38,000

	46,000	43,000

5. Related Party Transactions

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

Base Management Fee – Pursuant to the management agreement, the Manager will be entitled to a base management fee of 1.5% of stockholders’ equity, per annum. For purposes of calculating the base management fee, stockholders’ equity means: (a) the sum of (1) the net proceeds from all issuances of equity securities since inception (allocated on a pro rata basis for such issuances during the fiscal quarter of any such issuance), plus (2) retained earnings at the end of the most recently completed calendar quarter (as determined in accordance with GAAP, adjusted to exclude any non-cash equity compensation expense incurred in current or prior periods), less (b) any amount paid to repurchase the Company’s common stock since inception. The definition of stockholders’ equity also excludes (1) any unrealized gains and losses and other non-cash items that have impacted stockholders’ equity as reported in the financial statements prepared in accordance with GAAP, (2) one-time events pursuant to changes in GAAP and certain non-cash items not otherwise described above, in each case after discussions between the Manager and the Company’s independent directors and approval by a majority of independent directors and (3) the portion of the net proceeds of the IPO and the concurrent private placement that have not yet been initially invested in the Company’s target assets. As a result, stockholders’ equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown in the Company’s financial statements. No base management fee was incurred during the three months ended September 30, 2009 and the period from June 23, 2009 (date of inception) to September 30, 2009.

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

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009 (unaudited)

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

The incentive fee will be payable to the Manager quarterly in arrears in shares of the Company’s common stock, so long as (1) the ownership of such additional number of shares of common stock by the Manager would not result in a violation of the stock ownership limits set forth in the Company charter, after giving effect to any waivers from such limit that the board of directors may grant to the Manager or its affiliates in the future and (2) the Company’s issuance of such shares to the Manager complies with all applicable restrictions under the U.S. federal securities laws and the rules of the New York Stock Exchange (“NYSE”). To the extent that payment of the incentive fee to the Manager in shares of the Company’s common stock would result in a violation of the stock ownership limits set forth in the Company charter (taking into account any applicable waiver) or a violation of applicable restrictions under the U.S. federal securities laws or the rules of the NYSE, all or a portion of the incentive fee payable to the Manager will be payable in cash to the extent necessary to avoid such violations. The number of shares to be issued to the Manager will be equal to the dollar amount of the portion of the quarterly installment of the incentive fee payable in shares divided by the average of the closing prices of the Company’s common stock on the NYSE for the five trading days prior to the date on which such quarterly installment is paid. No incentive fee was incurred during the three months ended September 30, 2009 and the period from June 23, 2009 (date of inception) to September 30, 2009.

Reimbursement of Expenditures – Pursuant to the management agreement, the Manager is reimbursed for expenditures related to the Company incurred by the Manager, including legal, accounting, financial, due diligence and other services. The Company does not reimburse the Manager for the salaries and other compensation of its personnel. However, pursuant to a secondment agreement between the Company and Colony Capital, the Company is responsible for Colony Capital’s expenses incurred in employing the Company’s chief financial officer. The Company may be required to pay its pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Manager and its affiliates required for the Company’s operations. For the three months ended September 30, 2009 and the period from June 23, 2009 (date of inception) to September 30, 2009, included in administrative expenses are $3,000 charged to the Company by Colony Capital for the costs of the Company’s chief financial officer and $2,000 of pro rata costs allocated to the Company.

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

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009 (unaudited)

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

As of the date of the IPO closing, the Company has determined the likelihood of reimbursement of the Manager by the Company to be probable and reasonably estimable under FASB ASC 450-20, Loss Contingencies, and since such reimbursement may require cash settlement under certain circumstances, the Company classified such reimbursement amount as a liability in accordance with FASB ASC 815-40, Contracts in Entity’s Own Equity. Since the amount of the cash settlement is not indexed to the Company’s share price, the liability is not required to be revalued subsequent to initial recognition.

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

6. Stock-Based Compensation

On September 21, 2009, the Company established the 2009 Non-Executive Director Stock Plan (the “Director Stock Plan”) to afford an incentive to the non-executive directors of the Company to continue as directors, to increase their efforts on behalf of the Company and to promote the success of the Company’s business. The Director Stock Plan provides for the grant of restricted stock, restricted stock units and other stock-based awards. The maximum number of shares of stock reserved under the Director Stock Plan is 100,000.

In connection with the IPO, the Company granted 6,000 shares of its restricted common stock under the Director Stock Plan to the Company’s three independent directors, which shares will vest ratably on each of the first and second anniversaries of the IPO, subject to the directors’ continued service on the board of directors. Notwithstanding the vesting schedule set forth above, the shares will vest in full upon termination of such director’s service due to death or disability. For the three months ended September 30, 2009 and the period from June 23, 2009 (date of inception) to September 30, 2009, the Company recognized compensation cost of $1,000 related to the restricted stock awards. As of September 30, 2009, total compensation cost related to unvested restricted stock not yet recognized was $116,000.

7. Subsequent Events

The Company has evaluated all subsequent events through November 12, 2009, which represents the filing date of this Quarterly Report on Form 10-Q (this “Report”) with the SEC, to ensure that this Report includes appropriate disclosure of events both

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009 (unaudited)

recognized in the consolidated financial statements as of September 30, 2009, and events that occurred subsequent to September 30, 2009 but were not recognized in the consolidated financial statements. As of November 12, 2009, there were no subsequent events that required recognition or disclosure, except as detailed below.

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

Recent Developments

Initial Public Offering

We filed a registration statement on Form S-11 with the SEC on June 30, 2009, and subsequently amended, to offer 12,500,000 shares of common stock for sale to the public. On September 23, 2009, the SEC declared the registration statement effective and on September 29, 2009, we completed our initial public offering of our common stock (the “IPO”). In connection with the offering, we and the Manager paid $2.5 million and $5.0 million, respectively, in underwriting discounts and commissions to the underwriters. We will pay another $5.0 million to the underwriters and reimburse the $5.0 million paid by the Manager (in the form of 250,000 shares of our common stock) if during any full four calendar quarter period during the 24 full calendar quarters after the IPO, our Core Earnings (as defined in Note 5 to our consolidated financial statements), for any such four-quarter period exceeds an 8% performance hurdle rate. We also incurred approximately $2.5 million in other costs in connection with the offering. The Company received net proceeds of approximately $247.5 million before deferred underwriting discounts and commissions and other offering costs.

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

Investment Activities

Since the closing of our IPO on September 29, 2009, we have been actively seeking to invest the net proceeds of the IPO and the concurrent private placement and to generally commence our operations, as described in the prospectus related to our IPO. As of November 12, 2009, the Company has made net investments in joint ventures of approximately $34.5 million and entered into future funding commitments of approximately $44 million in the following transactions:

•

As previously disclosed in a Current Report on Form 8-K filed with the SEC on October 23, 2009, on October 21, 2009, we committed to invest up to $50 million for a 24% economic interest in ColFin WLH Funding, LLC (“WLH Investment”). WLH Investment originated and holds a senior secured term loan facility for $206.0 million to William Lyon Homes, Inc., of which $123.7 million was initially funded. Our share of this funding was approximately $29.7 million. The loan is secured by pledged first mortgage interests on residential development projects throughout California, Arizona, and Nevada, as well as certain other assets of William Lyon Homes, Inc., including cash. Additionally, the loan is guaranteed by William Lyon Homes, a Delaware corporation, and subsidiaries of William Lyon Homes, Inc. The other member of WLH Investment is C-VIII CDCF WLH Holding LLC whose members, Colony-VIII WLH Holding, LLC and CDCF, are managed by an affiliate of the Manager. Subsequent to the initial funding, we funded another $293,000 to the joint venture, resulting in a total investment by us to date of approximately $30.0 million, with the remaining $20 million of our commitment expected to fund in early 2010. The loan bears interest at a rate of 14.0% per annum, and William Lyon Homes, Inc. paid an upfront origination fee to the WLH Investment equal to 3.0% of the maximum principal amount of $206.0 million.

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

Changes in Fair Value of Our Assets

It is our business strategy to hold our target assets as long-term investments. As such, we expect that most of our mortgage-backed securities (“MBS”) will be carried at their fair value, as available-for-sale in accordance with FASB ASC 320, Investments–Debt and Equity Securities, with changes in fair value recorded through accumulated other comprehensive income (loss), a component of stockholders’ equity, rather than through earnings. As a result, we do not expect that changes in the market value of the assets will normally impact our operating results. However, at least on a quarterly basis, we will assess both our ability and intent to continue to hold such assets as long-term investments. As part of this process, we will monitor our target assets for “other-than-temporary” impairment. A change in our ability and/or intent to continue to hold any of our assets could result in our recognizing an impairment charge or realizing losses upon the sale of such securities.

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

Classification of Investment Securities and Valuation of Financial Instruments

Our MBS investments are expected to initially consist primarily of commercial real estate debt instruments and CMBS that we will classify as either available-for-sale or held-to-maturity. As such, we expect that our MBS classified as available-for-sale will be carried at their fair value in accordance with FASB ASC 320, with changes in fair value recorded through accumulated other comprehensive income/(loss), a component of stockholders’ equity, rather than through earnings. We do not intend to hold any of our investment securities for trading purposes; however, if our securities were classified as trading securities, there could be substantially greater volatility in our earnings, as changes in the fair value of securities classified as trading are recorded through earnings. Held-to-maturity MBS investments will be stated at their amortized cost, net of deferred fees and costs with income recognized using the effective interest method.

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

Loans Held-for-Investment

Loans will be classified as held-for-investment based upon management’s intent and ability to hold the loans for the foreseeable future. Loans held for investment will be recorded at amortized cost, or the outstanding unpaid principal balance of the loan, net of unamortized acquisition premiums or discounts and unamortized costs and fees directly associated with the origination or acquisition of the loan in accordance with FASB ASC 310-20, Nonrefundable Fees and Other Costs. Net deferred loan fees, origination and acquisition costs will be recognized in interest income over the loan term as a yield adjustment using the interest method or a method that approximates a level rate of return over the loan term. We may purchase loans held for investment at a discount to face value where, at the acquisition date, we expect to collect less than the contractual amounts due under the terms of the loan based, at least in part, on our assessment of the credit quality of the borrower. In accordance with FASB ASC 860-50, Servicing Assets and Liabilities, loans acquired in a transfer are initially measured at fair value (in the aggregate, presumptively the price paid).

Loan Impairment

Loans classified as held-for-investment will be evaluated for impairment on a quarterly basis in accordance with FASB ASC 310, Receivables. Loans held for investment will be considered impaired when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan or, for loans acquired at a discount to face value, when it is deemed probable that we will not be able to collect all amounts estimated to be collected at the time of acquisition. Impairment will be measured by comparing the recorded amount of the loan to the present value of expected future cash flows discounted at the loan’s contractual effective rate or the fair value of the collateral, if the loan is collateral dependent. Upon measurement of impairment, we will record an allowance to reduce the carrying value of the loan and record a corresponding charge to net income. Significant judgments are required in determining impairment, including making assumptions regarding the value of the loan, the value of the underlying collateral and other provisions such as guarantees.

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

Fair Value Option

FASB ASC 825, Financial Instruments, permits entities to choose to measure many financial instruments and certain other items at fair value. Changes in fair value, along with transaction costs, would be reported through net income. FASB ASC 825 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. We do not anticipate that we will elect the fair value option for any qualifying financial assets or liabilities that are not otherwise required to be carried at fair value in our financial statements.

Valuation of Financial Instruments

FASB ASC 820, Fair Value Measurements and Disclosures, establishes a new framework for measuring fair value and expands related disclosures. ASC 820 establishes a hierarchy of valuation techniques based on the observability of inputs utilized in measuring financial instruments at fair values. FASB ASC 820 establishes market based or observable inputs as the preferred source of values, followed by valuation models using management assumptions in the absence of market inputs. The three levels of the hierarchy under FASB ASC 820 are described below:

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

In performing our analysis, we will consider the guidance in FASB ASC 810 and 860. Generally, a VIE is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. FASB ASC 810 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE. The primary beneficiary generally is the entity that will receive a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both.

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

Interest Income Recognition

We expect that interest income on our mortgage loans and AAA rated MBS will be accrued based on the actual coupon rate and the outstanding principal balance of such assets. Premiums and discounts will be amortized or accreted into interest income over the lives of the assets using the effective yield method, as adjusted for actual prepayments in accordance with FASB ASC 310-20. We will place mortgage loans on nonaccrual status when any portion of principal or interest is more than 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. When a mortgage loan is placed on nonaccrual status, we will reverse the accrual for unpaid interest and will not recognize interest income until the cash is received or the mortgage loan returns to accrual status. Generally, a mortgage loan may be returned to accrual status when all delinquent principal and interest are brought current in accordance with the terms of the loan agreement and certain performance criteria have been met by the borrower.

We expect that interest income on our securities rated below AAA, including unrated securities, will be recognized in accordance with FASB ASC 325-40, Beneficial Interests in Securitized Financial Assets, cash flows from a security are estimated applying assumptions used to determine the fair value of such security and the excess of the future cash flows over the investment are recognized as interest income under the effective yield method. We will review and, if appropriate, make adjustments to our cash flow projections at least quarterly and monitor these projections based on input and analysis received from external sources, internal models, and our judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in interest income recognized on, or the carrying value of, such securities.

For whole loans purchased at a discount, we will apply the provisions of FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. FASB ASC 310-30 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. FASB ASC 310-30 limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. FASB ASC 310-30 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. Subsequent increases in cash flows expected to be collected generally will be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected will be recognized as impairment.

Hedging Instruments and Hedging Activities

We will apply the provisions of FASB ASC 815, Derivatives and Hedging. FASB ASC 815 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheets and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either other comprehensive income in stockholders’ equity until the hedged item is recognized in earnings or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. In the normal course of business, we may use a variety of derivative financial instruments to manage, or hedge, interest rate risk. These derivative financial instruments must be effective in reducing our interest rate risk exposure in order to qualify for hedge accounting. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income for each period until the derivative instrument matures or is settled. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market with the changes in value included in net income.

Derivatives will be used for hedging purposes rather than speculation. We will determine their fair value in accordance with FASB ASC 820 and we will obtain quotations from a third party to facilitate the process in determining these fair values. If our hedging activities do not achieve our desired results, our reported earnings may be adversely affected.

Securitizations

We may periodically enter into transactions in which we sell financial assets, such as commercial mortgage loans, CMBS and other assets. Upon a transfer of financial assets, we will sometimes retain or acquire senior or subordinated interests in the related assets. Gains and losses on such transactions will be recognized using the guidance in FASB ASC 860, which is based on a financial components approach that focuses on control. Under this approach, after a transfer of financial assets that meets the criteria for treatment as a sale—legal isolation, ability of transferee to pledge or exchange the transferred assets without constraint, and transferred control—an entity recognizes the financial and servicing assets it acquired or retained and the liabilities it has incurred, derecognizes financial assets it has sold, and derecognizes liabilities when extinguished. We will determine the gain or loss on sale of mortgage loans by allocating the carrying value of the underlying mortgage between securities or loans sold and the interests retained based on their fair values. The gain or loss on sale is the difference between the cash proceeds from the sale and the amount allocated to the securities or loans sold. From time to time, we may securitize mortgage loans we hold if such financing is available. These transactions will be recorded in accordance with FASB ASC 860 and will be accounted for as either a sale and the loans will be removed from our balance sheet or as a financing and will be classified as securitized loans on our balance sheet, depending upon the structure of the securitization transaction. FASB ASC 860 is a complex standard that may require us to exercise significant judgment in determining whether a transaction should be recorded as a sale or a financing.

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

Stock-Based Compensation

As a component of our Manager’s compensation, we may issue stock-based compensation to personnel of our Manager under an equity incentive plan. We will account for stock-based compensation in accordance with FASB ASC 718, Compensation–Stock

Compensation. Pursuant to FASB ASC 718, we will recognize compensation cost related to share-based awards based upon their grant date fair value. The compensation cost related to share-based awards will be amortized on a straight-line basis over the requisite service period, which is generally the vesting period of the awards. Since the compensation cost related to share-based awards is measured based upon grant date fair value, the expense related to these awards recognized in future periods may differ from the expense recognized if the awards were periodically re-measured at fair value.

Results of Operations

For the three months ended September 30, 2009 and the period from June 23, 2009 to September 30, 2009, our operations were limited to administrative and organization expenses.

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

Contractual Obligations and Commitments

Concurrently with the completion of our IPO, we entered into a management agreement with our Manager, pursuant to which our Manager is entitled to receive a base management fee and the reimbursement of certain expenses (including a reimbursement of our Manager’s partial payment of the initial underwriting discounts and commissions as described in Note 5 to our consolidated financial statements), and may earn incentive fees. For more information regarding the management agreement, see the discussion under the heading “Our Manager and the Management Agreement” in the prospectus related to our IPO. Our Manager will use the proceeds from the management fee, in part, to pay compensation to its officers and personnel who, notwithstanding that certain of them also are our officers, will receive no cash compensation directly from us.

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

Off-Balance Sheet Arrangements

As of September 30, 2009, we had no off-balance sheet arrangements.

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

Market Risk

Market Value Risk. Our available-for-sale securities will be reflected at their estimated fair value, with the difference between amortized cost and estimated fair value reflected in accumulated other comprehensive income pursuant to FASB ASC 320. The estimated fair value of these securities fluctuates primarily due to changes in interest rates and other factors. Generally, in a rising interest rate environment, the estimated fair value of these securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of these securities would be expected to increase. As market volatility increases or liquidity decreases, the fair value of our assets may be adversely impacted. If we are unable to readily obtain independent pricing to validate our estimated fair value of the securities in our portfolio, the fair value gains or losses recorded in other comprehensive income may be adversely affected.

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

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2009.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the period ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings.

As of September 30, 2009, we were not involved in any legal proceedings.

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

As of November 12, 2009, we have invested approximately $34.5 million of the net proceeds of the IPO and the concurrent private placement in the manner described in this Report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Investment Activities.”

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents information with respect to purchases of common stock of the Company made during the quarterly period ended September 30, 2009 by the Company or any “affiliated purchaser” of the Company (as defined in Rule 10b-18(a)(3) under the Exchange Act):

Period	Total Number of Shares Purchased		Average Price Paid per Share(1)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) or Shares that May Yet Be Purchased Under the Plans or Programs
Month # 1 (July 1 – July 31)	—		—	N/A	N/A

Month # 2 (August 1 – August 31)	—		—	N/A	N/A

Month # 3 (September 1 – September 30)	162,375	(2)(3)	$19.88	N/A	N/A

Total	162,375	(2)(3)	$19.88	N/A	N/A

(1)	Represents the weighted average price paid per share during the relevant periods.
(2)	Represents the Company’s repurchase, for $1,000 in cash, of 1,000 shares of its common stock concurrently with the completion of the IPO on September 29, 2009. The 1,000 shares of the Company’s common stock had been acquired by Colony Capital Acquisitions, LLC in connection with the Company’s initial capitalization on June 24, 2009.
(3)	Represents the 161,375 shares of the Company’s common stock acquired by certain executive officers of the Company in private placements concurrently with the closing of the Company’s IPO on September 29, 2009. The Company sold a total of 250,000 shares of its common stock in private placements concurrently with the closing of its IPO on September 29, 2009.

ITEM 3.	Defaults Upon senior Securities.

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

None.

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits.

Exhibit No.	Description

1.1	Underwriting Agreement, dated as of September 23, 2009, by and among Colony Financial, Inc., Colony Financial Manager, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated and UBS Securities LLC

10.1	Private Placement Purchase Agreement between Colony Financial, Inc. and the persons listed on Exhibit A thereto

10.2	Registration Rights Agreement between Colony Financial, Inc. and the persons listed on Schedule A thereto

10.3	Management Agreement among Colony Financial Manager, LLC, Colony Financial, Inc. and Colony Financial TRS, LLC

10.4	Investment Allocation Agreement among Colony Financial, Inc., Colony Capital, LLC and Colony Financial Manager, LLC

10.5	License Agreement between Colony Financial, Inc. and New Colony Investors, LLC regarding use of the Colony name

10.6	Secondment Agreement by and between Colony Financial, Inc. and Colony Capital, LLC

10.7	Indemnification Agreement by and between Colony Financial, Inc. and Thomas J. Barrack, Jr.

10.8	Indemnification Agreement by and between Colony Financial, Inc. and Richard B. Saltzman

10.9	Indemnification Agreement by and between Colony Financial, Inc. and Darren J. Tangen

10.10	Indemnification Agreement by and between Colony Financial, Inc. and Kevin P. Traenkle

10.11	Indemnification Agreement by and between Colony Financial, Inc. and Ronald M. Sanders

10.12	Indemnification Agreement by and between Colony Financial, Inc. and Mark M. Hedstrom

10.13	Indemnification Agreement by and between Colony Financial, Inc. and George G. C. Parker

10.14	Indemnification Agreement by and between Colony Financial, Inc. and John A. Somers

10.15	Indemnification Agreement by and between Colony Financial, Inc. and John L. Steffens

31.1	Certification of Richard B. Saltzman, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Darren J. Tangen, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Richard B. Saltzman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Darren J. Tangen, Chief Financial Officer and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2009

COLONY FINANCIAL, INC.

By:	/s/ Richard B. Saltzman
Richard B. Saltzman
Chief Executive Officer and President
By:	/s/ Darren J. Tangen
Darren J. Tangen
Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated as of September 23, 2009, by and among Colony Financial, Inc., Colony Financial Manager, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated and UBS Securities LLC

10.1	Private Placement Purchase Agreement between Colony Financial, Inc. and the persons listed on Exhibit A thereto

10.2	Registration Rights Agreement between Colony Financial, Inc. and the persons listed on Schedule A thereto

10.3	Management Agreement among Colony Financial Manager, LLC, Colony Financial, Inc. and Colony Financial TRS, LLC

10.4	Investment Allocation Agreement among Colony Financial, Inc., Colony Capital, LLC and Colony Financial Manager, LLC

10.5	License Agreement between Colony Financial, Inc. and New Colony Investors, LLC regarding use of the Colony name

10.6	Secondment Agreement by and between Colony Financial, Inc. and Colony Capital, LLC

10.7	Indemnification Agreement by and between Colony Financial, Inc. and Thomas J. Barrack, Jr.

10.8	Indemnification Agreement by and between Colony Financial, Inc. and Richard B. Saltzman

10.9	Indemnification Agreement by and between Colony Financial, Inc. and Darren J. Tangen

10.10	Indemnification Agreement by and between Colony Financial, Inc. and Kevin P. Traenkle

10.11	Indemnification Agreement by and between Colony Financial, Inc. and Ronald M. Sanders

10.12	Indemnification Agreement by and between Colony Financial, Inc. and Mark M. Hedstrom

10.13	Indemnification Agreement by and between Colony Financial, Inc. and George G. C. Parker

10.14	Indemnification Agreement by and between Colony Financial, Inc. and John A. Somers

10.15	Indemnification Agreement by and between Colony Financial, Inc. and John L. Steffens

31.1	Certification of Richard B. Saltzman, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Darren J. Tangen, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Richard B. Saltzman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Darren J. Tangen, Chief Financial Officer and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002