Form 10-K
period 2009-12-31
Colony Financial, Inc.
filed 2010-03-22
CIK 1467076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-34456

COLONY FINANCIAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	27-0419483
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2450 Broadway, 6th Floor Santa Monica, California	90404
(Address of Principal Executive Offices)	(Zip Code)

(310) 282-8820

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 and Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant completed its initial public offering on September 29, 2009. As a result, there was no aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 12, 2010, 14,631,000 shares of the Registrant’s common stock, par value $.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement with respect to its 2010 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year are incorporated by reference into Part III of this Form 10-K.

COLONY FINANCIAL, INC.

PART I

ITEM 1.	Business.

In this Annual Report we refer to Colony Financial, Inc. as “we,” “us,” “Company,” or “our,” unless we specifically state otherwise or the context indicates otherwise. We refer to our manager, Colony Financial Manager, LLC, as our “Manager,” and the parent company of our Manager, Colony Capital, LLC, together with its consolidated subsidiaries (other than us), as “Colony Capital.”

Our Company

We are a real estate finance company that was organized to acquire, originate and manage a diversified portfolio of real estate-related debt instruments. We were formed on June 23, 2009 as a Maryland corporation and completed our initial public offering, or IPO, on September 29, 2009. We focus primarily on acquiring, originating and managing commercial mortgage loans, which may be performing, sub-performing or non-performing loans (including loan-to-own strategies), and other commercial real estate-related debt investments. We also may acquire other real estate and real estate-related debt assets. We collectively refer to commercial mortgage loans, other commercial real estate-related debt investments, commercial mortgage-backed securities, or CMBS, real estate owned, or REO, properties and other real estate and real estate-related assets, as discussed below, as our target assets. As of March 12, 2010, we had entered into agreements or consummated transactions representing net investments or commitments to invest approximately $215 million, or 78% of the net proceeds from our IPO and the private placement consummated concurrently with our IPO, which we refer to as the private placement.

We are externally managed and advised by our Manager pursuant to the terms of a management agreement. Our Manager is a wholly owned subsidiary of Colony Capital, a privately held independent global real estate investment firm founded in 1991 by Thomas J. Barrack, Jr. Colony Capital has an extensive global footprint and corresponding infrastructure, with over 200 employees operating in a total of 13 offices in the following 10 countries: China, England, France, Italy, Japan, Lebanon, South Korea, Spain, Taiwan and the United States. This global infrastructure provides Colony Capital’s acquisition team with proprietary market knowledge, exceptional sourcing capabilities and the local presence required to identify and execute complex transactions. Over the past 19 years, Colony Capital established 32 investment vehicles, including dedicated private domestic and foreign funds and investment-specific co-investment vehicles, raising an aggregate of approximately $16.1 billion of capital, which has been invested in most major sectors of real estate, including investments in our target assets.

Our objective is to provide attractive risk-adjusted returns to our investors, primarily through dividends and secondarily through capital appreciation. We intend to achieve this objective through investments in, and active management of, a diversified investment portfolio of performing, sub-performing and non-performing commercial mortgage loans and other attractively priced real estate-related debt investments. We believe there are abundant opportunities among our target assets that currently present attractive risk-return profiles. We believe that events in the financial markets have created significant dislocation between price and intrinsic value in certain of our target assets and that attractive investment opportunities will be available for a number of years. We believe that we are well positioned to capitalize on such opportunities as well as to remain flexible to adapt our strategy as market conditions change. We also believe that our Manager’s and its affiliates’ in-depth understanding of commercial real estate and real estate-related investments (including our target assets), and in-house underwriting and asset management capabilities, enable us to acquire assets with attractive in-place cash flows and the potential for meaningful capital appreciation.

We intend to elect and qualify to be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes, commencing with our initial taxable year ended December 31, 2009. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our taxable income to stockholders and maintain our intended qualification as a REIT. We also intend to operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940, or the 1940 Act.

Our Target Assets

Our target asset classes and the principal assets within each class that we expect to acquire are as follows:

•

Acquisition of Whole Mortgage Loans. Mortgage loans, or portfolios of mortgage loans, secured by first or second liens on commercial properties, including office buildings, industrial or warehouse properties, hotels, retail properties, apartments and properties within other commercial real estate sectors, which may include performing, sub-performing and non-performing loans. In particular, we intend to invest in portfolios of commercial whole loans acquired from the Federal Deposit Insurance Corporation, or FDIC, other governmental agencies and financial institutions.

•

Origination of Whole Mortgage Loans. We also originate whole mortgage loans that provide long-term mortgage financing to commercial property owners and developers. In some cases, we may originate and fund a first mortgage loan with the intention of structuring and selling a senior tranche, or A-Note, and retaining the subordinated tranche, or B-Note.

•

Commercial Mortgage-Backed Securities. CMBS are securities that are collateralized by, or evidence ownership interests in, a single commercial mortgage loan or a partial or entire pool of mortgage loans secured by commercial properties. Initially we expect to focus primarily on legacy CMBS, especially AAA-rated CMBS, while also seeking to acquire newly originated CMBS and subordinated and interest-only tranches.

•

Mezzanine Loans. The origination or acquisition of loans made to property owners that are subordinate to mortgage debt and are secured by pledges of the borrower’s ownership interests in the property and/or the entity that owns the property.

•

Loan-to-Own. The origination or acquisition of mortgage loans or other real estate-related loans or debt investments with the expectation of subsequently foreclosing on, or otherwise taking control of, the property securing the loan or investment, which are generally referred to as “loan-to-own” investments.

•	Real Estate Owned Properties. In certain instances, we also may invest in REO properties, which are properties owned by a lender after an unsuccessful foreclosure auction.

•

Debtor in Possession, or DIP, Loans. The origination of whole mortgage loans, generally senior to all other liabilities of the borrower and secured by first mortgage liens on real property, designed to allow a borrower to reorganize under supervision of a bankruptcy court.

•

B-Notes. The origination or acquisition of loans that represent a junior participation in a first mortgage on a single large commercial property or group of related properties and are subordinated to the senior participation A-Note.

•

Minority Equity Ownership Interests in Banks. Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our exemption from registration under the 1940 Act, from time to time, we also may acquire minority equity ownership interests in commercial banks or similar financial institutions (such as our participation in the pending acquisition of First Republic Bank), the primary assets of which are expected to be commercial and residential mortgage loans and/or REO properties.

•

Other Assets. Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our exemption from registration under the 1940 Act, we also intend to invest in other commercial real estate-related debt investments, such as sale-leaseback and similar transactions, loans to REITs and real estate operating companies, or REOCs, and corporate bonds of REITs and REOCs; residential mortgage-backed securities, or RMBS; construction/rehabilitation loans; loans to providers of real estate net lease financing; residential mortgage loans; other real estate-related financial assets and investments, including preferred stock and convertible debt securities of REITs and REOCs, credit default swaps, or CDSs, and other derivative securities; collateralized debt obligations, or CDOs; and non-real estate-related debt investments.

Recent Developments

On September 29, 2009, the Company completed its IPO pursuant to which the Company sold 12,500,000 shares of its common stock, par value $0.01 per share, at a price per share of $20, resulting in gross proceeds to the Company of $250.0 million. On October 23, 2009, the Company issued an additional 1,875,000 shares of common stock at $20 per share upon exercise of the overallotment option by the underwriters, resulting in gross proceeds of $37.5 million. In connection with the offering, including the overallotment, the Company paid $0.20 per share, or $2.875 million, and the Manager paid $0.40 per share, or $5.75 million, in underwriting discounts and commissions. The Company will pay another $0.40 per share, or $5.75 million, in cash to the underwriters and reimburse the $0.40 per share paid by the Manager (in the form of 287,500 shares of the Company’s common stock) if during any full four calendar quarter period during the 24 full calendar quarters after the IPO, the Company’s Core Earnings for any such four-quarter period exceeds an 8% performance hurdle rate. The deferred underwriting discounts and commissions, including amounts expected to be reimbursed to the Manager, were accrued for as a liability as of the IPO date, as the Company has determined the likelihood of reimbursement of the Manager by the Company and payment to the underwriters to be probable and reasonably estimable. The Company also incurred approximately $2.7 million in other offering costs. Total offering costs of approximately $17.1 million, including the underwriting discounts and commissions and deferred underwriting fees, were recorded as a reduction of additional paid-in capital. The Company received net proceeds of $284.6 million before deferred underwriting discounts and commissions and other accrued offering costs.

Concurrently with the completion of the IPO, the Company completed a private placement of 250,000 shares of its common stock to certain executive officers of the Company and certain officers of Colony Capital, the sole member of the Manager, and affiliates of Colony Capital. Total proceeds to the Company were $5.0 million. No underwriting costs were incurred in connection with the private placement.

Investment Activities

Since the closing of our IPO on September 29, 2009, all of our investment activities have been structured as joint ventures with one or more of the Co-Investment Funds. We generally hold 50% of the voting rights to elect the board of directors of the joint ventures. We account for our investments in joint ventures using the equity method unless we have a controlling interest in the joint venture or are the primary beneficiary in a variable interest entity, or VIE. We initially record investments in unconsolidated joint ventures at cost and adjust it for our proportionate share of net earnings or losses, cash contributions made and distributions received, and other adjustments, as appropriate. Distributions of operating profit from joint ventures are reported as part of operating cash flows. Distributions related to a capital transaction, such as a refinancing transaction or sale, are reported as investing activities. The joint ventures’ critical accounting policies are similar to ours and their financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP.

We have been actively investing the net proceeds of our IPO and the private placement. As of March 12, 2010, we had entered into agreements or consummated transactions representing net investments or commitments to invest approximately $215 million, or 78% of the net proceeds from our IPO and the private placement. The following summaries provide information on our investments as of each of their respective acquisition or commitment date.

•	On December 18, 2009, we, together with investment funds managed by affiliates of our Manager, acquired a portfolio of first mortgage commercial real estate loans with an aggregate unpaid principal balance of approximately $174.7 million from a U.S. life insurance company. The purchase price for the portfolio was approximately $130.4 million, excluding transaction costs. Our pro rata share of the purchase price was approximately $49.4 million (exclusive of our pro rata share of transaction costs), which represents a 37.9% ownership interest. The mortgage portfolio contains 25 non-recourse performing loans with a weighted-average remaining term of 88 months and a weighted-average seasoning of 32 months. The unleveraged current cash yield on the portfolio is approximately 10.0% based upon the purchase price, which was at approximately 75% of the aggregate unpaid principal balance of the loans. The underlying properties collateralizing the portfolio’s loans are located across 13 states and consist of retail, office and industrial properties and one hotel.

•

On October 20, 2009, we, together with investment funds managed by affiliates of our Manager, originated (and currently hold) a five-year $206.0 million senior secured term loan facility to William Lyon Homes, Inc., or WLH, of which $123.7 million was initially funded. We committed to invest up to $50 million for a 24.0% economic interest in the loan, and our share of the initial funding was approximately $29.7 million. The remaining commitment was funded in December 2009, resulting in a total investment by us to date of approximately $49.5 million, before origination fees. The loan is secured by first mortgage interests on residential development projects throughout California, Arizona and Nevada, as well as certain other assets of WLH, including cash. Additionally, the loan is guaranteed by WLH and subsidiaries of WLH. The loan bears interest at a rate of 14.0% per annum, and WLH paid an upfront origination fee to the lending joint venture equal to 3.0% of the maximum principal amount of $206.0 million.

•

On October 21, 2009, we, through an acquisition entity formed by us with investment funds managed by affiliates of our Manager, entered into an equity commitment letter pursuant to which the acquisition entity committed to acquire an interest in Sequoia Acquisition in connection with Sequoia Acquisition’s purchase of First Republic Bank from Merrill Lynch Bank & Trust Company, a subsidiary of Bank of America Corporation. The acquisition entity’s commitment, together with additional amounts from other third-party investors, is intended to provide sufficient financing for Sequoia Acquisition’s payment obligations to consummate the transaction. In connection with this transaction, we will contribute $24.0 million. The acquisition entity’s commitment under the equity commitment letter is subject to, among other things, the successful closing of the transaction. Our percentage ownership interest in Sequoia Acquisition is dependent on the final capitalization of the transaction. This transaction, which is expected to close in the second quarter of 2010, is subject to regulatory approval and the satisfaction of other customary conditions precedent set forth in the purchase and sale agreement related to the transaction. We can provide no assurances that this transaction will close on schedule, on the terms described herein or at all. In connection with this transaction, we, with the acquisition entity and its members, delivered a limited guaranty in favor of Merrill Lynch Bank & Trust Co., F.S.B, pursuant to which we guaranteed to pay our portion of the acquisition entity’s obligations if and when payable pursuant to the terms of the limited guaranty. In any event that we are required to pay our portion of such obligations under the limited guaranty, our aggregate liability would be capped at $24.0 million.

•

On November 10, 2009, we, together with investment funds managed by affiliates of our Manager, and together with a third party investor, entered into an agreement with a global financial institution to acquire its €903 million share of a €4.3 billion syndicated loan to Colonial, a leading Spanish real estate company listed on the Madrid Stock Exchange. Colonial owns prime rental office buildings in Spain and France, and a portfolio of high quality, undeveloped land, including residential and commercial projects, in Spain. The loan was acquired for approximately €329 million, representing a discount of approximately 63% to the principal balance of the loan. Our pro rata share of the purchase price was approximately $12.6 million (exclusive of transaction costs and inclusive of future commitments), which represents a 5.1% ownership interest in the aggregate investment made by us, investment funds managed by affiliates of our Manager and a 33% co-investment from a third party unrelated to the third party investor mentioned above.

•

On December 21, 2009, we, together with investment funds managed by affiliates of our Manager, acquired a portfolio of first mortgage commercial real estate loans with an aggregate unpaid principal balance of approximately $33.0 million from a U.S. commercial bank. The purchase price for the portfolio was approximately $19.8 million, excluding transaction costs. Our pro rata share of the purchase price was approximately $6.6 million (exclusive of our pro rata share of transaction costs), which represents a 33.3% ownership interest. The portfolio contains 11 recourse and non-recourse loans (10 of which were performing and one of which was delinquent) with a weighted-average remaining term of 96 months and a weighted-average seasoning of 24 months. The unleveraged current cash yield on the portfolio is approximately 11.0% based upon the purchase price, which was at approximately 61% of the aggregate unpaid principal balance of the loans. The underlying properties collateralizing the portfolio’s loans are located in Florida and consist of retail and office properties.

•

On December 1, 2009, we, together with investment funds managed by affiliates of our Manager, acquired a portfolio of 94 primarily first mortgage non-performing commercial real estate loans with an aggregate unpaid principal balance of approximately €60.7 million from a network of German cooperative banks. The effective purchase price for the portfolio was approximately €9.8 million, excluding transaction costs, or approximately 16% of the unpaid principal balance of the loans. Our pro rata share of the purchase price was approximately $4.9 million (exclusive of our pro rata share of transaction costs), which represents a 33.3% ownership interest in the portfolio.

•

On December 23, 2009, we, together with investment funds managed by affiliates of our Manager, acquired seven residential development projects composed of approximately 1,100 lots from WLH. The purchase price for the lots was approximately $13.6 million, excluding transaction costs. Our pro rata share of the purchase price was approximately $3.3 million (exclusive of our pro rata share of transaction costs), which represents a 24% economic interest in the joint venture that acquired the lots. The joint venture entered into an easement agreement with WLH on three projects for a fee equivalent to an unleveraged cash yield of 9.8% based upon the purchase price of the total lots.

•

On October 8, 2009, we, together with investment funds managed by affiliates of our Manager, acquired a performing first mortgage on an office building in Westlake Village, California with an aggregate unpaid principal balance of approximately $11.3 million and a maturity date of July 2017 from a U.S. commercial bank. The purchase price for the loan was approximately $7.7 million, excluding transaction costs. Our pro rata share of the purchase price was approximately $2.6 million (exclusive of our pro rata share of transaction costs), which represents a 33.3% ownership interest. The unleveraged current cash yield on the loan is approximately 8.4% based upon the purchase price, which was at approximately 68% of the unpaid principal balance of the loan.

•

On October 15, 2009, we, together with investment funds managed by affiliates of our Manager, acquired $40.0 million of a AAA-rated CMBS security for approximately $37.9 million and obtained approximately $31.9 million of financing from the Term Asset-Backed Securities Loan Facility, or TALF for a five-year term, which resulted in a total equity investment of approximately $6.0 million. Our pro rata share of the equity investment was approximately $2.0 million, which represents a 32.7% ownership interest. The leveraged current cash yield is approximately 15.7% based on the equity investment.

•

On January 7, 2010, we, together with investment funds managed by affiliates of our Manager, consummated a structured transaction with the FDIC. Deutsche Bank, or DB, served as advisor to the FDIC in connection with this transaction. As a result, we and such investment funds acquired a 40% managing-member interest in a newly formed limited liability company created to hold the acquired loans, with the FDIC retaining the remaining 60% equity interest. This portfolio of loans, which we refer to as the DB FDIC portfolio, includes approximately 1,200 loans (of which approximately 29% were performing and approximately 71% were non-performing by allocated purchase price and which collectively had a weighted-average seasoning of 39 months) with an aggregate unpaid principal balance of approximately $1.02 billion, substantially all of which are first mortgage, recourse commercial real estate loans. The DB FDIC portfolio was effectively acquired at approximately 44% of the unpaid principal balance of the loans. The average interest rate on the performing loans in the DB FDIC portfolio was 5.9% exclusive of scheduled amortization payments, and the weighted-average remaining term for the performing loans was 57 months. The financing of the transaction includes 50% leverage ($233 million of zero-coupon notes) provided by the FDIC, which has a term of up to seven years and must be paid in full prior to any distributions to the equity holders. The newly formed limited liability company also pays the managing member a 50 basis points asset management fee calculated on the aggregate unpaid principal balance of the outstanding portfolio (some of which will be used to pay costs associated with primary and special servicing). Our pro rata share of the managing-member interest is 33.3%, or approximately $30.2 million, exclusive of our pro rata share of the required working capital and transaction costs. In addition, we, together with investment funds managed by affiliates of our Manager, committed to contribute up to an additional $5.0 million to the extent it is required, in order to support a guaranty issued by our subsidiary. Our share of this additional commitment is up to $1.7 million.

•

On March 5, 2010, we, together with investment funds managed by affiliates of our Manager, acquired a $66.0 million pari-passu participation interest in a performing first mortgage on a Class A office building in midtown Manhattan with an aggregate unpaid principal balance of $1.2 billion from a real estate investment firm. The loan is currently in special servicing, although there has been no specific event, failure or default under the loan at this time. The purchase price for the pari-passu first mortgage interest was approximately $44.9 million, excluding transaction costs. Our pro rata share of the purchase price was approximately $15.0 million (exclusive of our pro rata share of transaction costs), which represents a 33.3% ownership interest. The unleveraged current cash yield on the loan, net of the special servicing fee, is approximately 9.0% based upon the purchase price (and would be approximately 9.5% if the loan were to be transferred out of special servicing), which was at approximately 68% of the unpaid principal balance of the pari-passu first mortgage interest.

•

On March 8, 2010, we, together with investment funds managed by affiliates of our Manager, originated a five-year $30.4 million recourse loan to a world-renowned celebrity photographer. We invested approximately $10.1 million, before origination fees, for a 33.3% economic interest in the loan. The loan is secured by first liens on two West Village Manhattan townhomes and a photography catalogue. The loan bears an interest rate of 14% per annum, of which 4% may be paid-in-kind in the first 12 months at the borrower’s option, and includes an upfront origination fee of 2.0% of the loan amount. The lender is also entitled to certain cash flow participations in the borrower’s photography business based on the amount of free cash flow generated.

The following table sets forth certain information as of the acquisition or commitment date regarding the investments consummated and committed to as of March 12, 2010:

(Dollars in thousands) Our Investments	Invested(1)	Committed(1)	Total	Our Economic Ownership(2)	Total Colony Funds Investment		Unpaid Principal Balance	Description
2009 Announced Transactions
U.S. Life Insurance Loan Portfolio	$49,700	$—	$49,700	37.9%	$131,300		$174,700	25 performing, fixed rate first mortgages secured by commercial real estate
WLH Secured Loan	48,000	—	48,000	24.0%	199,800		206,000	Senior secured term loan secured by first mortgages on residential land and security interests in cash and other assets
First Republic Bank	—	24,000	24,000	TBD (3)	TBD	(3)	NA	Equity stake in approximately $20 billion retail bank
Spanish REOC/Colonial Loan(4)	12,000	1,300	13,300	5.1%	259,900		658,700	Syndicated senior secured loan to a Spanish commercial real estate company
U.S. Commercial Bank Loan Portfolio	6,700	—	6,700	33.3%	20,100		33,000	10 performing and one delinquent, fixed rate first mortgages secured by commercial real estate
German Loan Portfolio	5,300	—	5,300	33.3%	16,000		91,000	94 primarily first mortgage non-performing commercial real estate loans
WLH Land Acquisition	3,400	—	3,400	24.0%	14,000		NA	Approximately 1,100 residential lots in a sale/easement
Westlake Village Loan	2,500	—	2,500	33.3%	7,600		11,300	First mortgage commercial loan
AAA CMBS Financed with TALF(4)	2,000	—	2,000	32.7%	6,100		40,000	AAA CMBS security financed with five-year TALF

2009 Total	129,600	25,300	154,900

2010 Announced Transactions
DB FDIC Portfolio	33,000	1,700	34,700	33.3%	103,900		1,020,000	Approximately 1,200 performing and non-performing loans secured mostly by commercial real estate
Class A Manhattan Office Loan Participation	15,000	—	15,000	33.3%	44,900		66,000	First mortgage pari-passu participation interest secured by Class A midtown Manhattan office building
West Village Townhomes/Photography Loan	9,900	—	9,900	33.3%	29,800		30,400	Recourse loan secured by first liens on two West Village Manhattan townhomes and a photography catalogue

2010 Total	57,900	1,700	59,600

Total Committed & Invested	$187,500	$27,000	$214,500

(1)	Invested and committed amounts include our share of transaction costs and working capital and are net of origination fees.
(2)	Represents our share of the acquisition entities formed by us with investment funds managed by affiliates of our Manager except for the Colonial Loan and AAA CMBS Financed with TALF; refer to note 4.
(3)	Although our total commitment has been determined, our percentage of minority ownership has not yet been determined.
(4)	The acquisition entities for the Colonial Loan and the AAA CMBS Financed with TALF include a 33.3% and 2.0% co-investment, respectively, from third parties and the amounts stated in Our Economic Ownership, Total Colony Funds Investment and Unpaid Principal Balance include these third parties’ co-investments. Our economic interests in the Colonial Loan and the AAA CMBS Financed with TALF, excluding such third party co-investments, are 7.7% and 33.3%, respectively.

Our Investment Strategy

We seek to provide attractive risk-adjusted returns to our investors, primarily through acquisitions, originations and active management of a diversified portfolio of our target assets. The primary tenet upon which this objective relies is our ability to identify assets from which we can extract value. This approach is driven by a disciplined investment strategy, focused on the following:

•

capitalizing on asset level underwriting experience and market analytics to identify investments with pricing dislocations and attractive risk-return profiles that can be purchased at meaningful discounts to our estimates of intrinsic value;

•	creating capital appreciation opportunities by resolving sub-performing or non-performing loans through repositioning, restructuring and active management of those assets;

•	seeking to acquire assets held for sale that are undervalued as a result of the scarcity of credit available for financing commercial real estate;

•

retaining control, where possible, over the formulation and execution of the management strategies with respect to our assets, including the restructuring of non-performing or sub-performing loans, the negotiation of discounted pay-offs or other modification of the terms governing a loan, and the foreclosure and intense management of assets underlying non-performing loans in order to reposition them for profitable disposition; and

•

structuring transactions with a prudent amount of leverage, if any, given the risk of the underlying asset’s cash flows, attempting to match the structure and duration of the financing with the underlying asset’s cash flows, including through the use of hedges, as appropriate.

In implementing our investment strategy, we utilize our Manager’s and its affiliates’ expertise in identifying attractive investment opportunities within the target asset classes described below, as well as their transaction sourcing, underwriting, execution and asset management and disposition capabilities. Our Manager makes decisions based on a variety of factors, including expected risk-adjusted returns, credit fundamentals, liquidity, availability of adequate financing, borrowing costs and macro-economic conditions. In addition, all investment decisions are made with a view to maintaining our qualification as a REIT and our exemption from registration under the 1940 Act.

We believe there are abundant opportunities among our target assets that currently present attractive risk-return profiles. However, our investment strategy is dynamic and flexible, which enables us to adapt to shifts in economic, real estate and capital market conditions and to exploit inefficiencies around the world. Consistent with this strategy, in order to capitalize on the investment opportunities that may be present in various other points of an economic cycle, we may expand or change our investment strategy or target assets over time in response to opportunities available in different economic and capital market conditions. We believe that the diversification of the portfolio of assets that we intend to acquire, our ability to acquire, originate and manage our target assets and the flexibility of our strategy will position us to identify undervalued opportunities and to generate attractive long-term returns for our stockholders in a variety of market conditions.

Our Investment Guidelines

Our board of directors has adopted a set of investment guidelines that set out the asset classes and other criteria to be used to evaluate the merits of specific investments as well as our overall portfolio composition. We intend to pursue investments in our target asset classes that have the potential to generate attractive risk-adjusted returns, consistent with maintaining our qualification as a REIT for U.S. federal income tax purposes and our exemption from registration under the 1940 Act. However, we have no prescribed limitation on any particular investment type.

Our board of directors has adopted the following investment guidelines:

•	no investment shall be made that would cause us to fail to qualify as a REIT for federal income tax purposes;

•	no investment shall be made that would cause us to be regulated as an investment company under the 1940 Act; and

•

until appropriate investments can be identified, our Manager may invest the proceeds of this offering and any future offerings in interest-bearing, short-term investments, including money market accounts and/or U.S. treasury securities, that are consistent with our intention to qualify as a REIT and maintain our exemption from registration under the 1940 Act.

In addition, any investment of our capital of up to $10 million requires the approval of our chief executive officer; any investment in excess of $10 million but less than or equal to the lesser of $100 million and 20% of our assets requires the approval of our Investment Committee, which is comprised of Mr. Barrack, the chairman of the committee, Richard B. Saltzman, Mark M. Hedstrom and our chief financial officer, Darren J. Tangen; and any investment in excess of the lesser of $100 million and 20% of our assets requires the approval of our board of directors.

While we intend to assemble a diversified portfolio, our investment guidelines do not limit the amount of our equity that may be invested in any particular class or type within our target asset classes. Our investment decisions depend on prevailing market conditions and may change over time in response to opportunities available in different economic and capital market environments. As a result, we cannot predict the percentage of our equity that will be invested in any particular asset at any given time. We believe that the flexibility of our investment strategy, combined with our Manager’s and its affiliates’ experience executing various investment strategies, enables us to exploit changes in the capital markets and provides attractive risk-adjusted long-term returns to our stockholders throughout the various stages of an economic cycle.

These investment guidelines may be changed or waived from time to time by our board of directors (which must include a majority of our independent directors) without the approval of our stockholders, and we expect to disclose any such changes or waivers to our investment guidelines in the periodic reports we file with the SEC.

Our Manager and the Management Agreement

We are externally managed and advised by our Manager. Each of our officers is an executive of Colony Capital. However, our chief financial officer is seconded exclusively to us pursuant to a secondment agreement with Colony Capital. The executive offices of our Manager are located at 2450 Broadway, 6th Floor, Santa Monica, California 90404, and the telephone number of our Manager’s executive offices is (310) 282-8820.

Upon completion of our IPO, we entered into a management agreement with our Manager pursuant to which it provides for the day-to-day management of our operations. The management agreement requires our Manager to manage our business affairs in conformity with the investment guidelines and other policies that are approved and monitored by our board of directors. Our Manager’s role as Manager is under the supervision and direction of our board of directors. Our Manager does not manage or advise any other entities and is not actively seeking new advisory clients. Our Manager is responsible for (1) the selection, purchase and sale of our portfolio investments, (2) our financing activities, and (3) providing us with investment advisory services. Our Manager is responsible for our day-to-day operations and performs (or causes to be performed) such services and activities relating to our assets and operations as may be appropriate. The initial term of the management agreement expires on September 29, 2012 and will be automatically renewed for a one-year term each anniversary date thereafter unless previously terminated.

Base Management Fee and Incentive Management Fee

We pay our Manager a base management fee in an amount equal to 1.5% of our stockholders’ equity, per annum, calculated and payable quarterly in arrears in cash. Our Manager is also entitled to an incentive fee with respect to each calendar quarter (or part thereof) that the management agreement is in effect, payable quarterly in arrears, in an amount not less than zero, equal to the difference between (1) the product of (x) 20% and (y) the difference between (i) Core Earnings (as defined below), on a rolling four-quarter basis and before the incentive fee for the current quarter, and (ii) the product of (A) the weighted average of the issue price per share of common stock in all of our offerings multiplied by the weighted average number of shares of common stock outstanding (including any restricted shares of common stock and any other shares of common stock underlying awards granted under our equity incentive plans, if any) in such quarter and (B) 8%, and (2) the sum of any incentive fee paid to our Manager with respect to the first three calendar quarters of such previous four quarters; provided, however, that no incentive fee is payable with respect to any calendar quarter unless Core Earnings is greater than zero for the most recently completed 12 calendar quarters, or the number of completed calendar quarters since the closing date of this offering, whichever is less. For purposes of calculating the incentive fee prior to the completion of a 12-month period following this offering, Core Earnings will be calculated on an annualized basis. Core Earnings for the initial quarter were calculated from the settlement date of our IPO on an annualized basis. Core Earnings is a non-GAAP measure and is defined as GAAP net income (loss) excluding non-cash equity compensation expense, the expenses incurred in connection with our formation and our IPO, including the initial and additional underwriting discounts and commissions, the incentive fee, real estate depreciation and amortization (to the extent that we foreclose on any properties underlying our target assets) and any unrealized gains, losses or other non-cash items recorded in the period, regardless of whether such items are included in other comprehensive income or loss, or in net income. The amount will be adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between our Manager and our independent directors and after approval by a majority of our independent directors.

To the extent earned by our Manager, the incentive fee will be payable to our Manager quarterly in arrears in shares of our common stock, so long as the ownership of such additional number of shares of our common stock by our Manager would not result in a violation of the stock ownership limits set forth in our charter, after giving effect to any waivers from such limit that our board of directors may grant to our Manager or its affiliates in the future. To the extent that payment of the incentive fee to our Manager in shares of our common stock would result in a violation of the stock ownership limits set forth in our charter (taking into account any applicable waiver), all or a portion of the incentive fee payable to the Manager will be payable in cash to the extent necessary to avoid such violation. The number of shares to be issued to our Manager will be equal to the dollar amount of the portion of the quarterly installment of the incentive fee payable in shares divided by the average of the closing prices of our common stock on the NYSE for the five trading days prior to the date on which such quarterly installment is paid.

Reimbursement of Expenses

We are also required to reimburse our Manager for expenses incurred on our behalf, except those specifically required to be borne by our Manager under the management agreement. We will not reimburse our Manager for the salaries and other compensation of its personnel. However, pursuant to a secondment agreement between us and Colony Capital, we are responsible for Colony Capital’s expenses incurred in employing our chief financial officer, including annual base salary, bonus potential, any related withholding taxes and employee benefits. In addition, we may be required to pay our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of our Manager and its affiliates required for our operations.

Reimbursement of Manager’s Partial Payment of IPO Underwriting Discounts and Commissions

Pursuant to the underwriting agreement entered into in connection with our IPO among the underwriters, our Manager and us, our Manager paid the underwriters $0.40 per share with respect to each share sold in the IPO, representing a portion of the IPO underwriting discounts and commissions. Pursuant to the management agreement, we have agreed to reimburse our Manager for its partial payment of the IPO underwriting discounts and commissions if, during any full four calendar quarter period during the 24 full calendar quarters after the consummation of this offering, our Core Earnings for any such four-quarter period exceeds the product of (1) the weighted average of the issue price per share of common stock in all of our offerings multiplied by the weighted average number of shares of common stock outstanding (including any restricted shares of common stock and any other shares of common stock underlying awards granted under our equity incentive plans, if any) in such four-quarter period and (2) 8%. In addition, if the management agreement is terminated and we are required to pay our Manager the termination fee described above, we would also be required to reimburse our Manager for its partial payment of the IPO underwriting discounts and commissions irrespective of whether we have met the incentive fee hurdle described above.

Any such reimbursement of our Manager by us will be paid in the form of 287,500 shares of our common stock (the reimbursement amount divided by the IPO price per share of our common stock ($20.00)), subject to adjustment for stock splits, stock dividends, recapitalizations and similar events, so long as the ownership of such additional number of shares by our Manager would not result in a violation of the stock ownership limits set forth in our charter, after giving effect to any waivers from such limit that our board of directors may grant to our Manager or its affiliates in the future. To the extent that reimbursement of our Manager’s partial payment of the IPO underwriting discounts and commissions in shares of our common stock would result in a violation of the stock ownership limits set forth in our charter (taking into account any applicable waiver, if any), all or a portion of the reimbursement of our Manager will be payable in cash to the extent necessary to avoid such violation.

Conflicts of Interest and Related Policies

We are externally advised by our Manager, which is a wholly owned subsidiary of Colony Capital, and all of our officers are employees of our Manager or its affiliates. Pursuant to our management agreement, our Manager is obligated to supply us with substantially all of our senior management team, and our chief financial officer is seconded exclusively to us pursuant to a secondment agreement with Colony Capital. Subject to investment, leverage and other guidelines or policies adopted by our board of directors, our Manager has significant discretion regarding the implementation of our investment and operating policies and strategies. Neither our Manager nor Colony Capital is obligated to dedicate any specific personnel exclusively to us (other than our chief financial officer), nor are they or their personnel (other than our chief financial officer) obligated to dedicate any specific portion of their time to the management of our business. As a result, we cannot provide any assurances regarding the amount of time our Manager or Colony Capital will dedicate to the management of our business. Moreover, each of our officers, other than our chief financial officer (who is seconded exclusively to us), and non-independent directors is also an employee of our Manager or one of its affiliates and has significant responsibilities for other investment vehicles currently managed by Colony Capital and its affiliates, and may not always be able to devote sufficient time to the management of our business. Consequently, we may not receive the level of support and assistance that we otherwise might receive if we were internally managed. As a result of these relationships, these persons have a conflict of interest with respect to our agreements and arrangements with our Manager and other affiliates of Colony Capital, which agreements and arrangements were not negotiated at arm’s length, and the terms of such agreements and arrangements may not have been as favorable to us as if they had been negotiated at arm’s length with an unaffiliated third party.

Co-Investment Funds

Certain current or future private investment funds managed by Colony Capital or its affiliates may have the right to co-invest with us in our target assets, subject to us and each fund having capital available for investment and the determination by our Manager and the general partner of each fund (which is or will be an affiliate of

Colony Capital) that the proposed investment is suitable for us and such fund, respectively. Currently, Colony Distressed Credit Fund, L.P., or CDCF, Colony Investors VIII, L.P. (and its parallel investment funds), or Colony VIII and Colyzeo Investors II, L.P., or Colyzeo II, each of which is managed by Colony Capital or its affiliates, has the right to co-invest with us under certain circumstances (such funds are collectively referred to herein as the “Co-Investment Funds”).

To address certain potential conflicts arising from our relationship with Colony Capital or its affiliates, pursuant to an investment allocation agreement among our Manager, Colony Capital and us, our Manager and Colony Capital have agreed that, for so long as the management agreement is in effect, neither they nor any of their affiliates will sponsor or manage (i) any additional publicly traded investment vehicle that will primarily acquire or originate assets secured by U.S. collateral that are substantially similar to our target assets or (ii) any publicly traded investment vehicle that will primarily acquire or originate assets secured by non-U.S. collateral that are substantially similar to our target assets or any private investment vehicle that will primarily acquire or originate assets that are substantially similar to our target assets without providing us with the right (but not the obligation) to contribute, subject to our investment guidelines, our availability of capital and maintaining our qualification as a REIT for U.S. federal income tax purposes and our exemption from registration under the 1940 Act, at least one-third of the capital to be funded by such investment vehicles in assets that are substantially similar to our target assets (increasing to one-half of the capital to be funded by such investment vehicles in assets secured by U.S. collateral that are substantially similar to our target assets from and after the termination of the commitment period of CDCF, which terminates in July 2010), subject to change if agreed upon by a majority of our independent directors. To date, with respect to certain of our co-investments, we have contributed less than one-third of the total capital required to fund the co-investment in order to maintain our qualification as a REIT, our exemption from registration under the 1940 Act and/or diversification of our assets. All such co-investments were approved by our independent directors. To the extent that we do not have sufficient capital to contribute at least one-third (or one-half, as applicable) of the capital required for any such proposed investment by such investment vehicles, the allocation agreement provides for a fair and equitable allocation of investment opportunities among all such vehicles and us, in each case, taking into account the suitability of each investment opportunity for the particular vehicle and us and each such vehicle’s and our availability of capital for investment. This allocation agreement also will apply to any existing Co-Investment Funds. Our board of directors will re-evaluate the allocation agreement from time to time.

Our Manager and Colony Capital have also agreed that, for so long as the management agreement is in effect, with respect to public or private investment vehicles sponsored or managed by Colony Capital or its affiliates that do not primarily acquire or originate assets that are substantially similar to our target assets, the allocation agreement provides for a fair and equitable allocation of investment opportunities in assets that are substantially similar to our target assets among all such vehicles and us, in each case taking into account the suitability of each investment opportunity for the particular vehicle and us, each such vehicle’s and our availability of capital for investment and the sourcing of such investment.

Operating and Regulatory Structure

REIT Qualification

We intend to elect and qualify to be taxed as a REIT for U.S. federal income tax purposes, commencing with our initial taxable year ended December 31, 2009. In addition, we may hold certain of our assets through taxable REIT subsidiaries, or TRSs, which will be subject to corporate-level income tax at regular rates. Our qualification as a REIT depends upon our ability to meet, on a continuing basis, through actual investment and operating results, various complex requirements under the Internal Revenue Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our shares. We believe that we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code and that our intended method of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT.

So long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax on our REIT taxable income that we distribute currently to our stockholders. If we fail to qualify for taxation as a REIT in any taxable year, and the statutory relief provisions of the Internal Revenue Code do not apply, we will be subject to U.S. federal income tax at regular corporate rates and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which we lost our REIT qualification. Distributions to stockholders in any year in which we are not a REIT would not be deductible by us, nor would they be required to be made. Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income or property.

1940 Act Exemption

We intend to continue to conduct our operations so that we are not required to register as an investment company under the 1940 Act. Section 3(a)(1)(A) of the 1940 Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the 1940 Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis. Excluded from the term “investment securities,” among other things, are U.S. Government securities and securities issued by majority- owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the 1940 Act.

We are organized as a holding company that conducts its businesses primarily through wholly owned or majority-owned subsidiaries. We intend to conduct our operations so that we do not come within the definition of an investment company because less than 40% of the value of our total assets on an unconsolidated basis will consist of “investment securities.” The securities issued to us by any wholly owned or majority-owned subsidiaries that we may form in the future that are relying on the exception from the definition of “investment company” contained in Section 3(c)(1) or 3(c)(7) of the 1940 Act, together with any other investment securities we may own, may not have a value in excess of 40% of the value of our total assets on an unconsolidated basis. We monitor our holdings to ensure continuing and ongoing compliance with this test. In addition, we believe we are not considered an investment company under Section 3(a)(1)(A) of the 1940 Act because we do not engage primarily and do not hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through our wholly owned and majority-owned subsidiaries, we are primarily engaged in the non-investment company businesses of these subsidiaries.

We believe that certain of our subsidiaries qualify for an exemption from registration under the 1940 Act as an investment company pursuant to Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exemption generally requires that at least 55% of such subsidiaries’ assets must be comprised of qualifying assets and at least 80% of each of their portfolios must be comprised of qualifying assets and real estate-related assets under the 1940 Act. We treat as qualifying assets for this purpose whole mortgage loans, DIP loans that are wholly secured by first mortgage liens on the debtor’s real estate assets, B Notes representing direct participation in mortgage loans fully secured by real property and certain mezzanine loans, in each case meeting certain other qualifications based upon SEC staff no-action letters, bridge loans wholly secured by first priority liens on real estate that provide interim financing to borrowers seeking short-term capital (with terms of generally up to three years), certain CMBS, RMBS representing ownership of an entire pool of mortgage loans, and REO properties. Each of our subsidiaries relying on Section 3(c)(5)(C) relies on guidance published by the SEC staff or on our analyses of guidance published with respect to other types of assets to determine which assets are qualifying real estate assets and real estate-related assets. The SEC staff has not, however, published guidance with respect to the treatment of some of these assets under Section 3(c)(5)(C). To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategy accordingly. In addition, we may be limited in our ability to make certain investments and these limitations could result in the subsidiary holding assets we might wish to sell or selling assets we might with to hold.

Certain of our subsidiaries may rely on the exemption provided by Section 3(c)(6) to the extent that they hold mortgage assets through majority owned subsidiaries that rely on Section 3(c)(5)(C). The SEC staff has issued little interpretive guidance with respect to Section 3(c)(6) and any guidance published by the staff could require us to adjust our strategy accordingly.

We may in the future organize special purpose subsidiaries for the purpose of borrowing under the TALF. We currently expect that these subsidiaries will rely on Section 3(c)(7) for their 1940 Act exemption and therefore our interest in each of these subsidiaries would constitute an “investment security” for purposes of determining whether we pass the 40% test.

We may also, however, seek to rely on the 1940 Act exemption provided to certain structured financing vehicles by Rule 3a-7 with respect to certain of our subsidiaries that borrow under the Term Asset-Backed Securities Loan Facility. To the extent that we organize subsidiaries that rely on Rule 3a-7 for an exemption from the 1940 Act, these subsidiaries will also need to comply with certain restrictions. Any such subsidiary also would need to be structured to comply with any guidance that may be issued by the Division of Investment Management of the SEC on how the subsidiary must be organized to comply with the restrictions contained in Rule 3a-7. We expect that the aggregate value of our interests in our subsidiaries that may in the future seek to rely on Rule 3a-7, if any, will comprise less than 20% of our total assets on an unconsolidated basis.

If we or our subsidiaries fail to maintain an exception or exemption from the 1940 Act, we could, among other things, be required either (a) to substantially change the manner in which we conduct our operations to avoid being required to register as an investment company or (b) to register as an investment company under the 1940 Act, either of which could have an adverse effect on us and the market price of our securities. If we were required to register as an investment company under the 1940 Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the 1940 Act), portfolio composition, including restrictions with respect to diversification and industry concentration, and other matters.

Qualification for exemption from registration under the 1940 Act will limit our ability to make certain investments. For example, these restrictions will limit the ability of our subsidiaries that rely on 3(c)(5)(C) to invest directly in MBS that represent less than the entire ownership in a pool of mortgage loans, debt and equity tranches of securitizations and certain asset-backed securities, or ABS, and real estate companies or in assets not related to real estate. To the extent that the Staff of the Division of Investment Management of the SEC provides more specific guidance regarding any of the matters bearing upon any exemption, we may be required to adjust our holdings and strategies accordingly. Any additional guidance from the Staff of the Division of Investment Management of the SEC could provide additional flexibility to us, or it could further inhibit our ability to pursue the strategies we have chosen.

Competition

Our profitability depends, in large part, on our ability to acquire our target assets at attractive prices. We are subject to significant competition in acquiring our target assets. In particular, we compete with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds, commercial and investment banks, hedge funds, mortgage bankers, commercial finance and insurance companies, governmental bodies and other financial institutions. We may also compete with Colony Capital and its affiliates for investment opportunities. See “Risk Factors—Risks Related to Our Management and Our Relationship with Our Manager—There are various conflicts of interest in our relationship with Colony Capital and its affiliates, including our Manager, which could result in decisions that are not in the best interests of our stockholders.” In addition, there are several REITs with similar investment objectives, including a number that have been recently formed, and others may be organized in the future. These other REITs will increase competition for the available supply of commercial mortgage and other real estate-related assets suitable for purchase or origination. Some of our anticipated competitors have greater financial resources, access to lower costs of capital and access to funding sources that may not be available to us, such as funding from the U.S. Government, if we are not eligible to participate in programs established by the U.S. Government. In addition, some of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the 1940 Act. Furthermore, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, or pay higher prices, than we can. Current market conditions may attract more competitors, which may increase the competition for our target assets. An increase in the competition for such assets may increase the price of such assets, which may limit our ability to generate attractive risk-adjusted returns for our stockholders, thereby adversely affecting the market price of our common stock.

In the face of this competition, we have had and expect to continue to have access to our Manager’s and its affiliates’ professionals and their industry expertise, which we believe provides us with a competitive advantage and helps us assess investment risks and determine appropriate pricing for potential investments. We expect that these relationships will enable us to continue to compete more efficiently and effectively for attractive investment opportunities. In addition, we believe that current market conditions may have adversely affected the financial condition of certain competitors. Thus, not having a legacy portfolio may also enable us to compete more effectively for attractive investment opportunities. Although we believe we are well positioned to compete effectively in each facet of our business, there can be no assurance that we will be able to continue to achieve our business goals or expectations due to the extensive competition in our market sector.

Government Regulations Relating to the Environment

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner of real estate (including, in certain circumstances, a secured lender that succeeds to ownership or control of a property) may become liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, under or in its property. Those laws typically impose cleanup responsibility and liability without regard to whether the owner or control party knew of or was responsible for the release or presence of such hazardous or toxic substances. The costs of investigation, remediation or removal of those substances may be substantial. The owner or control party of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. Certain environmental laws also impose liability in connection with the handling of or exposure to asbestos-containing materials, pursuant to which third parties may seek recovery from owners of real properties for personal injuries associated with asbestos-containing materials. Absent succeeding to ownership or control of real property, a secured lender is not likely to be subject to any of these forms of environmental liability. We are not currently aware of any environmental issues which could materially affect the Company.

Federal regulations require building owners and those exercising control over a building’s management to identify and warn, via signs and labels, of potential hazards posed by workplace exposure to installed asbestos-containing materials and potentially asbestos-containing materials in the building. The regulations also set forth employee training, record keeping and due diligence requirements pertaining to asbestos-containing materials and potentially asbestos-containing materials. Significant fines can be assessed for violation of these regulations. Building owners and those exercising control over a building’s management may be subject to an increased risk of personal injury lawsuits by workers and others exposed to asbestos-containing materials and potentially asbestos-containing materials as a result of these regulations. The regulations may affect the value of a building containing asbestos-containing materials and potentially asbestos-containing materials in which we have invested. Federal, state and local laws and regulations also govern the removal, encapsulation, disturbance, handling and/or disposal of asbestos-containing materials and potentially asbestos-containing materials when such materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Such laws may impose liability for improper handling or a release into the environment of asbestos-

containing materials and potentially asbestos-containing materials and may provide for fines to, and for third parties to seek recovery from, owners or operators of real properties for personal injury or improper work exposure associated with asbestos-containing materials and potentially asbestos-containing materials.

Prior to closing any property acquisition, we obtain environmental assessments in a manner we believe prudent in order to attempt to identify potential environmental concerns at such properties. These assessments are carried out in accordance with an appropriate level of due diligence and generally include a physical site inspection, a review of relevant federal, state and local environmental and health agency database records, one or more interviews with appropriate site-related personnel, review of the property’s chain of title and review of historic aerial photographs and other information on past uses of the property. We may also conduct limited subsurface investigations and test for substances of concern where the result of the first phase of the environmental assessments or other information indicates possible contamination or where our consultants recommend such procedures.

Employees

We are externally managed by our Manager pursuant to the management agreement between our Manager and us. All of our officers are employees of our Manager or its affiliates, and we do not have any employees. However, our chief financial officer is seconded exclusively to us pursuant to a secondment agreement with Colony Capital. See “—Our Manager and The Management Agreement.”

Available Information; Website Disclosure; Corporate Governance Documents

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports or statements available free of charge on our website at www.colonyfinancial.com as soon as reasonably practicable after we file these materials with, or furnish them to, the Securities and Exchange Commission, or the SEC. Information contained on our website is not incorporated by reference into this Annual Report and such information should not be considered to be part of this report.

The following documents relating to corporate governance are also available free of charge on our website under “Investor Relations—Corporate Governance” and available in print to any security holder upon request:

•	Corporate Governance Guidelines

•	Code of Business Conduct and Ethics

•	Code of Ethics for Principal Executive Officer and Senior Financial Officers

•	Audit Committee Charter

•	Nominating & Corporate Governance Committee Charter

•	Compensation Committee Charter

You may also request copies of any of these documents by writing to Attention: Investor Relations, Colony Financial, Inc., 2450 Broadway, 6th Floor, Santa Monica, CA 90404.

All reports filed with the SEC may also be read and copied at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Further information regarding the operation of the public reference room may be obtained by calling 1-800-SEC-0330. In addition, all of our filed reports can be obtained at the SEC’s website at www.sec.gov.

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this annual report on Form 10-K (this “Annual Report”) constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend such statements to be covered by the safe harbor provisions contained in therein. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

The forward-looking statements contained in this Annual Report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Statements regarding the following subjects, among others, may be forward-looking:

•	our business and investment strategy;

•	our projected operating results;

•

actions and initiatives of the U.S. Government, including the establishment of the TALF, and the Public-Private Investment Program, or the PPIP, and changes to U.S. Government policies and the execution and impact of these actions, initiatives and policies;

•	our ability to obtain financing arrangements;

•	financing and advance rates for our target assets;

•	our expected leverage;

•	general volatility of the securities markets in which we invest;

•	our expected investments;

•	our expected co-investment allocations and related requirements;

•	interest rate mismatches between our target assets and our borrowings used to fund such investments;

•	changes in interest rates and the market value of our target assets;

•	changes in prepayment rates on our target assets;

•	effects of hedging instruments on our target assets;

•	rates of default or decreased recovery rates on our target assets;

•	the degree to which our hedging strategies may or may not protect us from interest and foreign exchange rate volatility;

•	impact of changes in governmental regulations, tax law and rates, and similar matters;

•	our ability to maintain our qualification as a REIT, for U.S. federal income tax purposes;

•	our ability to maintain our exemption from registration under the 1940 Act;

•	availability of investment opportunities in mortgage-related and real estate-related investments and other securities;

•	availability of qualified personnel;

•	estimates relating to our ability to make distributions to our stockholders in the future;

•	our understanding of our competition; and

•	market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy.

While forward-looking statements reflect our good faith beliefs, assumptions and expectations, they are not guarantees of future performance. Furthermore, we disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. We caution investors not to place undue reliance on these forward-looking statements and urge you to carefully review the disclosures we make concerning risks in sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 1A.	Risk Factors.

In addition to the other information contained or incorporated by reference in this Annual Report, readers should carefully consider the following risk factors:

Risks Related to Our Management and Our Relationship With Our Manager

We are dependent on our Manager, Colony Capital and their key personnel for our success. We may not find a suitable replacement for our Manager and Colony Capital if the management agreement or the investment advisory agreement is terminated, or for these key personnel if they leave our Manager or Colony Capital or otherwise become unavailable to us, which would materially and adversely affect us.

We are externally advised by our Manager, which is a wholly owned subsidiary of Colony Capital, and all of our officers are employees of our Manager or its affiliates, including Colony Capital. Pursuant to our management agreement, our Manager is obligated to supply us with substantially all of our senior management team, and our chief financial officer is seconded exclusively to us pursuant to a secondment agreement with Colony Capital. Subject to investment, leverage and other guidelines or policies adopted by our board of directors, our Manager has significant discretion regarding the implementation of our investment and operating policies and strategies. Accordingly, we believe that our success depends significantly upon the experience, skill, resources, relationships and contacts of the executive officers and key personnel of our Manager and its affiliates. Executive officers and key personnel of our Manager and Colony Capital evaluate, negotiate, close and monitor our investments; therefore, our success depends on their continued service. The departure of any member of our management from Colony Capital, particularly Thomas J. Barrack, Jr. and Richard B. Saltzman, or such officers or personnel otherwise becoming unavailable to manage our business could have a material adverse effect on our performance.

Neither our Manager nor Colony Capital is obligated to dedicate any specific personnel exclusively to us (other than our chief financial officer), nor are they or their personnel (other than our chief financial officer) obligated to dedicate any specific portion of their time to the management of our business. As a result, we cannot provide any assurances regarding the amount of time our Manager or Colony Capital will dedicate to the management of our business. Moreover, each of our officers and non-independent directors is also an employee of our Manager or one of its affiliates, and, other than our chief financial officer (who is seconded exclusively to us), has significant responsibilities for other investment vehicles currently managed by Colony Capital and its affiliates, and may not always be able to devote sufficient time to the management of our business. Consequently, we may not receive the level of support and assistance that we otherwise might receive if we were internally managed.

In addition, we offer no assurance that our Manager will remain our manager or that we will continue to have access to our Manager’s principals and professionals. The initial term of our management agreement with our Manager, and the investment advisory agreement between our Manager and Colony Capital only extends until September 29, 2012, with automatic one-year renewals thereafter, and may be terminated earlier under certain circumstances. If the management agreement or the investment advisory agreement is terminated or not renewed and no suitable replacement is found to manage us, we may not be able to execute our business plan, which could have a material adverse effect on our results of operations and our ability to make distributions to our stockholders.

Our Manager and its affiliates, including Colony Capital, have limited experience managing a portfolio of assets in the manner necessary to maintain our exemption under the 1940 Act, and had no experience managing a public company prior to serving as our Manager.

In order to maintain our exemption from registration under the 1940 Act, the assets in our portfolio will be subject to certain restrictions, which will limit our operations meaningfully. Our Manager and its affiliates, including Colony Capital, have limited experience managing a portfolio in the manner necessary to maintain our exemption from registration under the 1940 Act and, prior to serving as our Manager, had no experience managing a public company under the constraints imposed by the 1940 Act. In addition, as a public company, our Manager is required to develop and implement substantial control systems and procedures in order for us to qualify and maintain our qualification as a public REIT. If we fail to qualify or maintain qualification as a REIT, our distributions to stockholders would not be deductible for U.S. federal income tax purposes and we would be required to pay corporate tax at applicable rates on our taxable income, which will substantially reduce our earnings and may reduce the market value of our common stock. Furthermore, as a public company we are subject to periodic and current reporting requirements under applicable regulations of the SEC, as well as requirements imposed on public companies under the Sarbanes-Oxley Act of 2002. As a result, substantial work on our part has and will continue to be required to implement and execute appropriate reporting and compliance processes, including internal control over financial reporting, assess their design, remediate any deficiencies identified and test the operation of such processes, and we have limited experience implementing and executing such processes in a public company. This process is expected to be both costly and challenging. In addition, failure to comply properly with SEC regulations and requirements could hinder our ability to operate as a public company.

There are various conflicts of interest in our relationship with Colony Capital and its affiliates, including our Manager, which could result in decisions that are not in the best interests of our stockholders.

We are subject to conflicts of interest arising out of our relationship with Colony Capital and its affiliates, including our Manager. Each of our officers and non-independent directors are employees of Colony Capital and certain of its affiliates, and, other than our chief financial officer (who is seconded exclusively to us), may have conflicts between their duties to us and their duties to, and interests in, Colony Capital and its other investment funds. Certain investment funds managed by Colony Capital or its affiliates that seek to invest in our target assets may compete for investment opportunities with us and, as a result, we may either not be presented with the opportunity or have to compete with such other funds to acquire certain assets. In addition, the activities of other investment funds managed by Colony Capital or its affiliates could restrict our ability to pursue certain asset acquisitions or take other actions related to our business. Further, at times when there are turbulent conditions in the mortgage markets or distress in the credit markets or other times when we will need focused support and assistance from our Manager and its key personnel, Colony Capital’s other clients may likewise require greater focus and attention, placing Colony Capital’s resources in high demand. In such situations, we may not receive the level of support and assistance that we may receive if we were internally managed or if our Manager’s key personnel did not have investment management responsibilities for other entities. In particular, Colony Capital or its affiliates currently manage funds that may compete with us with respect to our target assets. As a result, there may be certain situations where our officers allocate assets that may be suitable for us to such other funds. There is no assurance that the investment allocation agreement that addresses some of the conflicts relating to our assets, which is described under “Business—Conflicts of Interest and Related Policies,” will be adequate to address all of the conflicts that may arise.

Our Manager receives substantial base management fees regardless of the performance of our portfolio and, as a result, our Manager might not have an adequate incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio. Consequently, we may be required to pay our Manager significant base management fees in a particular quarter despite experiencing a net loss or a decline in the value of our portfolio during that quarter. For the period from June 23, 2009 (date of inception) to December 31, 2009, our Manager earned approximately $196,000 in base management fees. In addition, our Manager has the ability to earn incentive fees each quarter based on our Core Earnings, which may create an incentive for our Manager to invest in assets with higher yield potential, which are generally riskier or more speculative, or sell an asset prematurely for a gain, in an effort to increase our short-term net income and thereby increase the incentive fees to which it is entitled. If our interests and those of our Manager are not aligned, the execution of our business plan and our results of operations could be adversely affected, which could materially and adversely affect our ability to make distributions to our stockholders and the market price of our common stock.

Concurrently with the completion of our IPO, certain of our executive officers and certain officers of Colony Capital and its affiliates acquired 250,000 shares of our common stock in a private placement at a price per share equal to the IPO price per share. Each of our executive officers and certain officers of Colony Capital and its affiliates may sell the shares of our common stock purchased in the private placement at any time following the expiration of the lock-up period for such shares, which expires on September 23, 2010 (or earlier with the prior written consent of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated, the representatives of the underwriters for our IPO). To the extent such persons sell some or all of these shares, our Manager’s interests may be less aligned with our interests.

Certain current or future private investment funds managed by Colony Capital or its affiliates may have the right to co-invest with us in certain of our target assets, which could adversely affect our ability to invest timely in our target assets, thereby materially and adversely affecting our results of operations and our ability to make distributions to our stockholders.

Certain current or future private investment funds managed by Colony Capital or its affiliates may have the right to co-invest with us in our target assets, subject to us and each fund having capital available for investment and the determination by our Manager and the general partner of each fund (which is or will be an affiliate of Colony Capital) that the proposed investment is suitable for us and such fund, respectively. Currently, the Co-Investment Funds have the right to co-invest with us under certain circumstances. Depending on the circumstances, we may co-invest in a particular asset with one or any combination of the Co-Investment Funds. To the extent that a Co-Investment Fund has significant available capital, the likelihood that we may co-invest in a particular asset with such fund could increase significantly. Certain existing Co-Investment Funds have a significant amount of capital available for co-investment in our target assets, including CDCF, Colony VIII and Colyzeo II, which currently have approximately $242 million, $176 million and €37 million, respectively, of capital commitments available for future investments. We also expect that, in the future, Colony Capital will sponsor other private investment funds that primarily will invest in our target assets. To the extent that we acquire assets with the Co-Investment Funds or similar funds sponsored by Colony Capital in the future, our ability to invest the proceeds from our IPO and the private placement in revenue-generating assets in the near term may be hindered, which would have a material adverse effect on our results of operations and ability to make distributions to our stockholders.

Since the closing of our IPO on September 29, 2009, all of our acquisition activities have been structured as co-investments with one or more of the Co-Investment Funds. Accordingly, because affiliates of Colony Capital also manage the Co-Investment Funds, and fees payable to such affiliates by the Co-Investment Funds may be more advantageous than fees payable to our Manager, our interests in such investments may conflict with the interests of the Co-Investment Funds, and our Manager or its affiliates may take actions that may not be most favorable to us, including in the event of a default or restructuring of the assets subject to co-investment rights.

In addition, because the Co-Investment Funds are, and other co-investment funds managed by Colony Capital and its affiliates in the future likely will be, closed-end funds with finite lives, such funds are expected to dispose of substantially all of the assets in their respective portfolios prior to dissolution. As a result, prior to such dissolutions, we may need to sell our interests in certain current or future co-investment assets before we otherwise would in order to avoid a potential conflict. Our decision to sell such interests will depend, among other things, on our ability to sell the interests at favorable prices or at all. It is also possible that our Manager or its affiliates who also manage such funds may sell such co-investment assets at times or prices that are not in the best interests of us or our stockholders. In addition, to the extent that such funds dispose of co-investment assets that are qualifying assets, we may be required to purchase additional qualifying assets (subject to the availability of capital at favorable prices or at all) or sell non-qualifying assets at inopportune times or prices in order to maintain our qualification as a REIT and our exemption from registration under the 1940 Act. Even if our interests are not in conflict with those of funds with co-investment rights, we will not realize the full economic benefits of the investment. If any of the foregoing were to occur, our Manager’s ability to operate our business in a manner consistent with our business strategy could be hindered materially, which could have a material adverse effect on our results of operations and our ability to make distributions to our stockholders.

Colony Capital and/or our Manager are also subject to certain allocation policies, subject to change in their discretion, in allocating investments among us and other current and future investment funds and vehicles managed by Colony Capital or its affiliates. See “Business—Conflicts of Interest and Related Policies.”

The management agreement with our Manager was not negotiated on an arm’s length basis and may not be as favorable to us as if it had been negotiated with an unaffiliated third party.

Our executive officers and two of our five directors are executives of Colony Capital. Our management agreement was negotiated between related parties and its terms, including fees payable to our Manager, may not be as favorable to us as if it had been negotiated with an unaffiliated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights under the management agreement because of our desire to maintain our ongoing relationship with Colony Capital and its affiliates.

Termination of our management agreement could be costly and may cause us to be unable to execute our business plan.

Termination of the management agreement with our Manager without cause would be difficult and costly. Our independent directors will review our Manager’s performance and the fees that may be payable to our Manager annually and, following the initial three-year term, the management agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent directors based upon: (1) our Manager’s unsatisfactory performance that is materially detrimental to us; or (2) a determination that the management fees payable to our Manager are not fair, subject to our Manager’s right to prevent termination based on unfair fees by accepting a reduction of management fees agreed to by at least two-thirds of our independent directors. Our Manager will be provided 180 days prior written notice of any such a termination. Additionally, upon such a termination without cause, the management agreement provides that we will pay our Manager a termination fee equal to three times the sum of (a) the average annual base management fee and (b) the average annual incentive fee earned by the Manager, in each case during the prior 24-month period immediately preceding such termination, calculated as of the end of the most recently completed fiscal quarter before the date of termination. In addition, we would be required to reimburse our Manager for its partial payment of the IPO underwriting discounts and commissions, as described under “Business—Our Manager and the Management Agreement—Reimbursement of Manager’s Partial Payment of IPO Underwriting Discounts and Commissions.” These provisions may substantially restrict our ability to terminate the management agreement without cause and would cause us to incur substantial costs in connection with such a termination.

Our Manager is only contractually committed to manage our business until September 29, 2012. Thereafter, the management agreement is renewable annually for one-year terms; provided, however, that our Manager may terminate the management agreement upon 180 days prior written notice. If the management agreement is terminated and we are unable to identify a suitable replacement to manage us, we may not be able to execute our business plan.

Our Manager manages our portfolio pursuant to very broad investment guidelines, and our board of directors does not approve each investment and financing decision made by our Manager unless required by our investment guidelines.

Our Manager is authorized to follow very broad investment guidelines established by our board of directors. Our board of directors periodically reviews our investment guidelines and our portfolio of assets but does not, and is not be required to, review all of our proposed investments, except in limited circumstances as set forth in our investment guidelines, which are described under “Business—Our Investment Guidelines.” In addition, in conducting periodic reviews, our board of directors may rely primarily on information provided to them by our Manager. Furthermore, transactions entered into by our Manager may be costly, difficult or impossible to unwind by the time they are reviewed by our board of directors. Our Manager has great latitude within the broad parameters of our investment guidelines in determining the types and amounts of assets in which to invest on our behalf, including making investments that may result in returns that are substantially below expectations or result in losses, which would materially and adversely affect our business and results of operations, or may otherwise not be in the best interests of our stockholders.

Our Manager’s liability is limited under the management agreement and we have agreed to indemnify the Manager against certain liabilities.

Pursuant to the management agreement, our Manager will not assume any responsibility other than to render the services called for thereunder and will not be responsible for any action of our board of directors in following or declining to follow its advice or recommendations. Our Manager maintains a contractual as opposed to a fiduciary relationship with us. Under the terms of the management agreement, our Manager, its officers, members, personnel, any person controlling or controlled by our Manager and any person providing sub-advisory services to our Manager will not be liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the management agreement, except those resulting from acts constituting gross negligence, willful misconduct, bad faith or reckless disregard of our Manager’s duties under the management agreement. In addition, we have agreed to indemnify our Manager and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the management agreement, except where attributable to gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the management agreement.

We do not own the Colony name, but have entered into a license agreement with an affiliate of Colony Capital granting us the right to use the Colony name. Use of the name by other parties or the termination of our license agreement may harm our business.

Concurrently with the closing of our IPO, we entered into a license agreement pursuant to which we have a non-exclusive, royalty-free license to use the name “Colony.” Under this agreement, we have a right to use the “Colony” name as long as Colony Financial Manager, LLC remains our Manager pursuant to the management agreement. Colony Capital retains the right to continue using the “Colony” name. We also are unable to preclude Colony Capital from licensing or transferring the ownership of the “Colony” name to third parties, some of whom may compete against us. Consequently, we will be unable to prevent any damage to goodwill that may occur as a result of the activities of Colony Capital or others. Furthermore, in the event the license agreement is terminated, we will be required to change our name and cease using the “Colony” name. Any of these events could disrupt our recognition in the market place, damage any goodwill we may have generated and otherwise harm our business.

Risks Related to Our Business

We have a limited operating history and may not be able to successfully operate our business or generate sufficient revenue to make or sustain distributions to our stockholders.

We were organized on June 23, 2009 and commenced operations only upon completion of our IPO on September 29, 2009. We cannot assure you that we will be able to operate our business successfully or implement our business strategies as described in this Annual Report. We can provide no assurance that our Manager will replicate Colony Capital’s historical success or our management team’s success in its previous endeavors, and our investment returns could be substantially lower than the returns achieved by these previous endeavors. Our results of operations depend on several factors, including the availability of attractive risk-adjusted investment opportunities in our target asset classes, the ability of our Manager to identify and consummate investments on favorable terms or at all, the level and volatility of interest rates and general economic conditions.

If we fail to develop, enhance and implement strategies to adapt to changing conditions in the commercial real estate industry and capital markets, our financial condition and results of operations may be materially and adversely affected.

The manner in which we compete and the types of assets in which we seek to invest will be affected by changing conditions resulting from sudden changes in our industry, regulatory environment, the role of government-sponsored entities, the role of credit rating agencies or their rating criteria or process, or the U.S. and global economies generally. If we do not effectively respond to these changes, or if our strategies to respond to these changes are not successful, our financial condition and results of operations may be adversely affected. In addition, in light of our limited operating history, we can provide no assurances that we will be successful in executing our business strategies or that, even if we successfully implement our business strategies, we will generate revenues or profits.

We may change our business, investment, leverage and financing strategies without stockholder consent.

As the market evolves, we may change our business, investment and financing strategies without a vote of, or notice to, our stockholders, which could result in our making investments and engaging in business activities that are different from, and possibly riskier than, the investments and businesses described in this Annual Report. In particular, a change in our investment strategy, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to interest rate risk, default risk and real estate market fluctuations. In addition, we may in the future use leverage at times and in amounts deemed prudent by our Manager in its discretion, and such decision would not be subject to stockholder approval. Furthermore, as the market evolves, our board of directors may determine that the commercial real estate market does not offer the potential for attractive risk-adjusted returns for an investment strategy that is consistent with our intention to elect and qualify to be taxed as a REIT and to operate in a manner to maintain our exemption from registration under the 1940 Act. For example, if our board of directors believes it would be advisable for us to be a more active seller of loans and securities, our board of directors may determine that we should conduct such business through a TRS, or that we should cease to maintain our REIT qualification. Changes to our strategies with regards to the foregoing could materially and adversely affect our financial condition, results of operations and our ability to make distributions to our stockholders.

Maintenance of our exemption from registration under the 1940 Act will impose significant limits on our operations, which may have a material adverse effect on our ability to execute our business strategy.

We have conducted, and intend to continue to conduct, our operations so as not to become regulated as an investment company under the 1940 Act. Because we are a holding company that conducts its businesses primarily through wholly owned or majority-owned subsidiaries, the securities issued by such subsidiaries that are relying on the exception from the definition of “investment company” contained in Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities we may own, may not have a combined value in excess of 40% of the value of our total assets on an unconsolidated basis. This requirement limits the types of businesses in which we may engage through our subsidiaries.

Certain of our subsidiaries rely upon the exemption from registration as an investment company under the 1940 Act pursuant to Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exemption generally requires that at least 55% of these subsidiaries’ assets must be comprised of qualifying assets and at least 80% of each of their portfolios must be comprised of qualifying assets and real estate-related assets under the 1940 Act. Each of our subsidiaries relying on Section 3(c)(5)(C) relies on guidance published by the SEC staff or on our analyses of guidance published with respect to other types of assets to determine which assets are qualifying real estate assets and real estate-related assets. The SEC staff has not, however, published guidance with respect to the treatment of some of these assets under Section 3(c)(5)(C). To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategy accordingly. In addition, we may be limited in our ability to make certain investments and these limitations could result in the subsidiary holding assets we might wish to sell or selling assets we might wish to hold. Certain of our subsidiaries may rely on the exemption provided by Section 3(c)(6) to the extent that they hold mortgage assets through majority-owned subsidiaries that rely on Section 3(c)(5)(C). The SEC staff has issued little interpretive guidance with respect to Section 3(c)(6) and any guidance published by the staff could require us to adjust our strategy accordingly.

We may in the future organize special purpose subsidiaries for the purpose of borrowing under the TALF. We currently expect that these subsidiaries will rely on Section 3(c)(7) for their 1940 Act exemption and therefore our interest in each of these subsidiaries would constitute an “investment security” for purposes of determining whether we pass the 40% test.

We may also, however, seek to rely on the 1940 Act exemption provided to certain structured financing vehicles by Rule 3a-7 with respect to our subsidiaries that borrow under the TALF. To the extent that we organize subsidiaries that rely on Rule 3a-7 for an exemption from the 1940 Act, these subsidiaries will also need to comply with the 1940 Act exemption restrictions. Any such subsidiary also would need to be structured to comply with any guidance that may be issued by the Division of Investment Management of the SEC on how the subsidiary must be organized to comply with the restrictions contained in Rule 3a-7. We expect that the aggregate value of our interests in our subsidiaries that may in the future seek to rely on Rule 3a-7, if any, will comprise less than 20% of our total assets on an unconsolidated basis.

The determination of whether an entity is a majority-owned subsidiary of our company is made by us. The 1940 Act defines a majority-owned subsidiary of a person as a company 50% or more of the outstanding voting securities of which are owned by such person, or by another company which is a majority-owned subsidiary of such person. The 1940 Act further defines voting securities as any security presently entitling the owner or holder thereof to vote for the election of directors of a company. We treat companies in which we own at least a majority of the outstanding voting securities as majority-owned subsidiaries for purposes of the 40% test. We have not requested the SEC to approve our treatment of any company as a majority-owned subsidiary and the SEC has not done so. If the SEC were to disagree with our treatment of one or more companies as majority-owned subsidiaries, we would need to adjust our strategy and our assets in order to continue to pass the 40% test. Any such adjustment in our strategy could have a material adverse effect on us.

There can be no assurance that the laws and regulations governing the 1940 Act status of our company, including the Division of Investment Management of the SEC providing more specific or different guidance regarding these exemptions, will not change in a manner that adversely affects our operations. Our Manager and its affiliates have limited experience managing a portfolio of assets in the manner necessary to maintain our exemption under the 1940 Act. If we or our subsidiaries fail to maintain our exemption, we could, among other things, be required either to (a) change the manner in which we conduct our operations to avoid being required to register as an investment company, (b) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (c) register as an investment company, any of which could negatively affect the value of our common stock, the sustainability of our business model, and our ability to make distributions which could have an adverse effect on our business and the market price for our shares of common stock. In addition, if we were required to register as an investment company, but failed to do so, we could be subject to criminal and civil actions. In addition, failure to maintain our 1940 Act exemption would permit our Manager to terminate the management agreement.

Rapid changes in the values of our real estate-related investments may make it more difficult for us to maintain our qualification as a REIT or exemption from the 1940 Act.

If the market value or income potential of real estate-related investments declines as a result of increased interest rates, prepayment rates or other factors, we may need to increase our real estate investments and income and/or liquidate our non-qualifying assets in order to maintain our REIT qualification or exemption from the 1940 Act. Given the illiquid nature of certain real estate investments, we can provide no assurances that we would be able to liquidate our non-qualifying assets at opportune times or prices, if at all, in order to maintain our REIT qualification and 1940 Act exemption. Similarly, we can provide no assurances that we would have sufficient capital or access to capital at favorable prices, if at all, if we were required to increase our qualifying real estate assets in order to maintain our REIT qualification and 1940 Act exemption. If the value of our assets fluctuates dramatically, our ability to maintain compliance may be particularly difficult, which may cause us to make investment decisions that we otherwise would not make absent the REIT and 1940 Act considerations.

Risks Related to Our Investments

We have not yet identified any specific investments for a portion of the net proceeds from our IPO and, therefore, it may be difficult to evaluate the allocation of such proceeds or the economic merits of our investments.

As of March 12, 2010, we had entered into agreements or consummated transactions representing net investments or commitments to invest approximately $215 million, or 78% of the net proceeds from our IPO and the private placement. Accordingly, we have not invested or committed to invest approximately $61 million, or 22% of the net proceeds from our IPO and the private placement. As a result, you will be unable to evaluate the allocation of the remaining proceeds from our IPO and, accordingly, you will not be able to assess the economic merits of our future investments. Additionally, our investments are selected by our Manager and our stockholders do not have input into such investment decisions. As a result, we may use the remaining net proceeds from our IPO to make investments with which you may not agree. These factors will increase the uncertainty, and thus the risk, of investing in shares of our common stock. The failure of our Manager to apply these proceeds effectively or to find suitable investments in a timely manner or on acceptable terms could result in returns that are substantially below expectations or result in losses, which could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

Until appropriate investments can be identified, our Manager may invest the remaining net proceeds from our IPO in interest-bearing short-term investments, including money market accounts and/or U.S. treasury securities, that are consistent with our intention to qualify as a REIT and maintain our exemption under the 1940 Act. These investments are expected to provide a lower net return than we will seek to achieve from investments in our target assets. We currently expect to invest the remaining net proceeds from our IPO in a portfolio of our target assets within six to twelve months, subject to the availability of suitable investment opportunities; however, suitable investment opportunities may not be immediately available. Even if such opportunities are available, there can be no assurance that our Manager’s due diligence processes will uncover all potential liabilities or weaknesses associated with any particular investment or that any such investment will be successful.

We cannot assure you that we will be able to identify assets that meet our investment objectives, that we will be successful in consummating any investment opportunities we identify or that one or more of the investments we may make using the remaining net proceeds from our IPO will generate revenue, income or cash flow. Our inability to do any of the foregoing would materially and adversely affect our results of operations and cash flows and our ability to make distributions to our stockholders.

A prolonged economic slowdown, recession or declining real estate values may cause us to experience losses related to our assets, which may adversely affect our results of operations, the availability and cost of credit and cash available for distribution to our stockholders.

Our investment strategy for certain assets may rely, in part, upon local market recoveries. We can provide no assurances that any such markets will recover since such recovery will depend primarily upon events and factors outside our Manager’s control. Furthermore, we believe the risks associated with our investments will be more acute during periods of economic slowdown or recession, especially if these periods are accompanied by declining real estate values. Our results of operations are materially affected by conditions in the mortgage market, the commercial real estate markets, the financial markets and the economy generally. Recently, concerns about the mortgage market and a declining real estate market, as well as inflation, energy costs, geopolitical issues and the availability and cost of credit, have contributed to increased volatility and diminished expectations for the economy and markets. The mortgage market has been severely affected by changes in the lending landscape and there is no assurance that these conditions have stabilized or that they will not worsen. Furthermore, a continued economic slowdown may result in continued decreased demand for commercial property, forcing property owners to lower rents on properties with excess supply. To the extent that a property owner has fewer tenants or receives lower rents, such property owners will generate less cash flow on their properties, which increases significantly the likelihood that such property owners will default on their debt service obligations to us. If borrowers default, we may incur losses on our investments with them if the value of any collateral we foreclose upon is insufficient to cover the full amount of such investment, and the funds from such foreclosure may take a significant amount of time to realize. For the foregoing reasons, a weak economy also may result in the increased likelihood of re-default rates even after we have completed loan modifications. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans in our portfolio as well as our Manager’s ability to acquire, sell and securitize loans. The further deterioration of the real estate market may result in a decline in the market value of our investments or cause us to experience losses related to our assets, which may adversely affect our results of operations, the availability and cost of credit and our ability to make distributions to our stockholders.

In addition, dramatic declines in the commercial real estate markets have resulted in significant asset write-downs by financial institutions, which have caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail. Institutions from which we may seek to obtain financing may have owned or financed commercial mortgage loans, real estate-related securities and real estate loans that have declined in value and caused them to suffer losses as a result of the recent downturn in the commercial mortgage markets. Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers, including other financial institutions. If these conditions persist, these institutions may become insolvent or tighten their lending standards, which could make it more difficult for us to obtain financing on favorable terms or at all, in the event that we seek to use leverage to acquire our target assets. Our profitability may be adversely affected if we are unable to obtain cost-effective financing for our assets.

We operate in a highly competitive market for investment opportunities, and competition may limit our ability to continue to acquire attractive investments in our target asset classes on favorable terms or at all, which could have a material adverse effect on our business, financial condition and results of operations.

We operate in a highly competitive market for investment opportunities. Our profitability depends, in large part, on our ability to acquire our target assets at attractive prices. In acquiring our target assets, we compete with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds

(including other funds managed by Colony Capital), commercial and investment banks, commercial finance and insurance companies and other financial institutions, many of whom are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. Several other REITs have recently raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with ours, which will likely create additional competition for investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us, such as funding from the U.S. Government, if we are not eligible to participate in programs established by the U.S. Government as well as borrowings that are governed by the FDIC. In addition, many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the 1940 Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, competition for investments in our target assets may result in an increase in the price of such assets, which may further limit our ability to generate attractive risk-adjusted returns. Moreover, as the conditions in the mortgage market, the financial markets and the economy continue to improve, the availability of commercial mortgage loans that meet our investment objectives and strategies will likely decrease, which will increase competition and may limit us from making investments in our target assets. As a result of such increased competition, we cannot assure you that we will be able to identify and make investments in our target assets that are consistent with our investment objectives, which could have a material adverse effect on our business, financial condition and results of operations.

Our real estate assets are subject to risks particular to real property, any of which could reduce our return from an affected property or asset and reduce or eliminate our ability to make distributions to our stockholders.

We indirectly own assets secured by real estate and may own real estate directly in the future, either through direct acquisitions or upon a default of mortgage loans. Real estate investments are subject to various risks, including:

•	acts of God, including earthquakes, floods and other natural disasters, which may result in uninsured losses;

•	acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;

•	adverse changes in national and local economic and market conditions;

•	changes in, and related costs of compliance with, governmental laws and regulations, fiscal policies and zoning ordinances;

•	costs of remediation and liabilities associated with environmental conditions such as indoor mold; and

•	the potential for uninsured or under-insured property losses.

If any of these or similar events occurs, it may reduce our return from an affected property or asset and reduce or eliminate our ability to make distributions to stockholders.

In addition, under various U.S. federal, state and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. The presence of hazardous substances may adversely affect an owner’s ability to sell real estate or borrow using real estate as collateral. To the extent that an owner of a property underlying one of our debt investments becomes liable for removal costs, the ability of the owner to make payments to us may be reduced, which in turn may adversely affect the value of the relevant mortgage asset held by us and our ability to make distributions to our stockholders. If we acquire a property through foreclosure or otherwise, the presence of hazardous substances on such property may adversely affect our ability to sell the property and we may incur substantial remediation costs, which could have a material adverse effect on our results of operations, financial condition and our ability to make distributions to our stockholders.

A portion of our investments currently are, and in the future may be, in the form of non-performing and sub-performing commercial mortgage loans, or loans that may become non-performing and sub-performing, which are subject to increased risks relative to performing loans.

A portion of our investments currently are, and in the future may be, in the form of whole loan mortgages, including subprime commercial mortgage loans and non-performing and sub-performing commercial mortgage loans, which are subject to increased risks of loss. Such loans may already be, or may become, non-performing or sub-performing for a variety of reasons, including, without limitation, because the underlying property is too highly leveraged or the borrower falls upon financial distress, in either case, resulting in the borrower being unable to meet its debt service obligations to us. Such non-performing or sub-performing loans may require a substantial amount of workout negotiations and/or restructuring, which may divert the attention of our Manager and management from other activities and entail, among other things, a substantial reduction in the interest rate, capitalization of interest payments and a substantial write-down of the principal of the loan. However, even if such restructuring were successfully accomplished, a risk exists that the borrower will not be able or willing to maintain the restructured payments or refinance the restructured mortgage upon maturity.

In addition, certain non-performing or sub-performing loans that we acquire may have been originated by financial institutions that are or may become insolvent, suffer from serious financial stress or are no longer in existence. As a result, the standards by which such loans were originated, the recourse to the selling institution, and/or the standards by which such loans are being serviced or operated may be adversely affected. Further, loans on properties operating under the close supervision of a mortgage lender are, in certain circumstances, subject to certain additional potential liabilities that may exceed the value of our investment.

In the future, it is possible that we may find it necessary or desirable to foreclose on some, if not many, of the loans we acquire, and the foreclosure process may be lengthy and expensive. Borrowers may resist mortgage foreclosure actions by asserting numerous claims, counterclaims and defenses against us including, without limitation, numerous lender liability claims and defenses, even when such assertions may have no basis in fact, in an effort to prolong the foreclosure action and force the lender into a modification of the loan or a favorable buy-out of the borrower’s position. In some states, foreclosure actions can sometimes take several years or more to litigate. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process. Foreclosure may create a negative public perception of the related mortgaged property, resulting in a diminution of its value. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Furthermore, any costs or delays involved in the effectuation of a foreclosure of the loan or a liquidation of the underlying property will further reduce the proceeds and thus increase the loss. Any such reductions could materially and adversely affect the value of the commercial loans in which we invest.

Whether or not our Manager has participated in the negotiation of the terms of any such mortgages, there can be no assurance as to the adequacy of the protection of the terms of the loan, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests. Furthermore, claims may be asserted that might interfere with enforcement of our rights. In the event of a foreclosure, we may assume direct ownership of the underlying real estate. The liquidation proceeds upon sale of such real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Any costs or delays involved in the effectuation of a foreclosure of the loan or a liquidation of the underlying property will further reduce the proceeds and thus increase the loss.

Whole loan mortgages are also subject to “special hazard” risk (property damage caused by hazards, such as earthquakes or environmental hazards, not covered by standard property insurance policies), and to bankruptcy risk (reduction in a borrower’s mortgage debt by a bankruptcy court). In addition, claims may be assessed against us on account of our position as mortgage holder or property owner, including responsibility for tax payments, environmental hazards and other liabilities, which could have a material adverse effect on our results of operations, financial condition and our ability to make distributions to our stockholders.

The supply of commercial mortgage loans available at significant discounts will likely decrease as the economy improves, which may cause us to adjust our investment strategies.

We believe that there currently are unique market opportunities to acquire commercial mortgage loans and mortgage-related assets at significant discounts to their unpaid principal balances. However, when the current conditions in the mortgage market, the financial markets and the economy stabilize and/or improve, the availability of commercial mortgage loans that meet our investment objective and strategies will likely decrease, which could prevent us from implementing our business strategies. At such time, we will reevaluate our investment strategies with a view of maximizing the returns from our investment portfolio and identifying other dislocations and opportunities in real estate-related assets, but there can be no assurance that any of our strategies will be successful.

The commercial mortgage loans that we acquire or originate and the mortgage loans underlying our CMBS investments are subject to the ability of the property owner to generate net income from operating the property as well as the risks of delinquency and foreclosure.

The ability of a commercial mortgage borrower to repay a loan secured by an income-producing property, such as a multi-family or commercial property, typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income producing property can be affected by, among other things, tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expense or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, acts of God, terrorism, social unrest and civil disturbances.

In addition, to the extent that we originate loans, our ability to be paid principal and interest on a timely basis or at all will be dependent on the borrowers under such loans generating sufficient revenue to support their payment obligations to us. For instance, we recently participated together with certain of the Co-Investment Funds in the origination of a loan to an entity engaged in the design, construction and sale of single family homes. If the residential housing market does not rebound from its prolonged downturn, the borrower under such loan may not have sufficient financial resources to satisfy its payment obligations to us, and we could be required to take ownership of the assets securing the loan in lieu of full repayment of the principal amount and accrued interest on the loan.

Most commercial mortgage loans underlying CMBS are effectively nonrecourse obligations of the borrower, meaning that there is no recourse against the borrower’s assets other than the underlying collateral. In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral (or our ability to realize such value through foreclosure) and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our results of operations and cash flow from operations and limit amounts available for distribution to our stockholders. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan.

Our CMBS investments are subject to the risks of the securitization process, as well as all of the risks of the underlying mortgage loans.

CMBS are subject to several risks created through the securitization process, as well as all of the risks of the underlying mortgage loans. Subordinate CMBS are paid interest only to the extent that there are funds available to make payments. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit and any classes of securities junior to those in which we invest, we may not be able to recover all of our investment in the securities we purchase. Furthermore, to the extent the collateral pool includes delinquent loans, there is a risk that interest payments on subordinate CMBS will not be fully paid.

We may not control the special servicing of the mortgage loans included in the CMBS in which we invest and, in such cases, the special servicer may take actions that could adversely affect our interests.

With respect to the CMBS in which we invest, overall control over the special servicing of the related underlying mortgage loans will be held by a “directing certificateholder” or a “controlling class representative,” which is appointed by the holders of the most subordinate class of CMBS in such series (except in the case of TALF-financed CMBS, where the TALF rules prohibit control by investors in a subordinate class once the principal balance of that class is reduced to less than 25% of its initial principal balance as a result of both actual realized losses and “appraisal reduction amounts”). In addition, for any CMBS acquired through TALF financing, we will have to agree not to exercise or refrain from exercising any voting, consent or waiver rights or any rights to direct, initiate, recommend or approve any action without the consent of the Federal Reserve Bank of New York, or the FRBNY. To the extent that we acquire more senior classes of CMBS, we will not have the right to appoint the directing certificateholder. In connection with the servicing of the specially serviced mortgage loans, the related special servicer may, at the direction of the directing certificateholder, take actions with respect to the specially serviced mortgage loans that could adversely affect our interests, including, among others, by modifying the terms of the loans in a way that is not in our best interests or foreclosing on the loan prematurely, either of which could have a material adverse effect on our results of operations and our ability to make distributions to our stockholders.

If our Manager underestimates the loss-adjusted yields of our CMBS investments, we may experience losses.

Our Manager values our potential CMBS investments based on loss-adjusted yields, taking into account estimated future losses on the mortgage loans included in the securitization’s pool of loans and the estimated impact of these losses on expected future cash flows. Based on these loss estimates, our Manager may either adjust the pool composition accordingly through loan removals and other credit enhancement mechanisms or leave loans in place and negotiate for a price adjustment. Our Manager’s loss estimates may not prove accurate, as actual results may vary from such estimates. In the event that our Manager underestimates the pool level losses relative to the price that we pay for a particular CMBS investment, we may experience losses with respect to such investment.

Our investments in non-investment grade rated loans, corporate bank debt and debt securities of commercial real estate operating or finance companies will be subject to the specific risks relating to the particular company and to the general risks of investing in real estate-related loans and securities, which may result in significant losses.

Some of our investments do not conform to conventional loan standards applied by traditional lenders and either will not be rated or will be rated as non-investment grade by the rating agencies. The non-investment grade ratings for these assets typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the properties’ underlying cash flow or other factors. As a result, these investments have a higher risk of default and loss than investment grade rated assets. We also may invest in corporate bank debt and debt securities of commercial real estate operating or finance companies. These investments will involve special risks relating to the particular company, including its financial condition, liquidity, results of operations, business and prospects. In particular, the debt securities are often non-collateralized and may be subordinated to its other obligations. There are no limits on the percentage of unrated or non-investment grade rated assets we may hold in our investment portfolio.

These investments will also subject us to the risks inherent with real estate-related investments referred to in Annual Report, including the risks described with respect to commercial properties and similar risks, including:

•	risks of delinquency and foreclosure, and risks of loss in the event thereof;

•	the dependence upon the successful operation of, and net income from, real property;

•	risks generally incident to interests in real property; and

•	risks specific to the type and use of a particular property.

These risks may adversely affect the value of our investments in commercial real estate operating and finance companies and the ability of the issuers thereof to make principal and interest payments in a timely manner, or at all, and could result in significant losses, which could have a material adverse effect on our results of operations and our ability to make distributions to our stockholders.

The B-Notes that we may acquire may be subject to additional risks related to the privately negotiated structure and terms of the transaction, which may result in losses to us.

We may acquire B-Notes. A B-Note is a mortgage loan typically (1) secured by a first mortgage on a single large commercial property or group of related properties (and therefore reflect the risks associated with significant concentration) and (2) subordinated to an A-Note secured by the same first mortgage on the same collateral. A privately negotiated intercreditor agreement between the holders of the A- and B-Notes may restrict the rights of the B-Note holders. In particular, the intercreditor agreement may prohibit the B-Note holder from calling the loan, making modifications with respect to the loan or filing a bankruptcy petition without the consent of the A-Note holder. As a result, to the extent that we acquire B-Notes, the A-Note holder may take actions that we do not agree with and that are not in our stockholders’ best interests.

In addition, because the rights of the B-Note holder are subordinated to the rights of the A-Note holder, the B-Note may be the first to incur loss if the loan does not perform and the collateral value diminishes. As a result, if a borrower defaults, there may not be sufficient funds remaining for B-Note holders after payment to the A-Note holders. If there are insufficient funds after payment to the A-Note holders, we could incur significant losses related to our B-Notes, which would result in operating losses for us and may limit our ability to make distributions to our stockholders.

The mezzanine loan assets that we may acquire will involve greater risks of loss than senior loans secured by income-producing properties.

We may acquire mezzanine loans, which take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. These types of assets involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property, because the loan may become unsecured as a result of foreclosure by the senior lender. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt is paid in full. Where debt senior to our loan exists, the presence of intercreditor arrangements between the holder of the mortgage loan and us, as the mezzanine lender, may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies and control decisions made in bankruptcy proceedings relating to borrowers. As a result, we may not recover some or all of our investment, which could result in losses. In addition, even if we are able to foreclose on the underlying collateral following a default on a mezzanine loan, we would be substituted for the defaulting borrower and, to the extent income generated on the underlying property is insufficient to meet outstanding debt obligations on the property, may need to commit substantial additional capital to stabilize the property and prevent additional defaults to lenders with existing liens on the property. Significant losses related to our mezzanine loans could have a material adverse effect on our results of operations and our ability to make distributions to our stockholders.

The bridge loans that we may acquire will involve a greater risk of loss than traditional investment-grade mortgage loans with fully insured borrowers.

We may acquire bridge loans secured by first lien mortgages on a property to borrowers who are typically seeking short-term capital to be used in an acquisition, construction or rehabilitation of a property. The typical borrower under a bridge loan has usually identified an undervalued asset that has been under-managed and/or is located in a recovering market. If the market in which the asset is located fails to recover according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management and/or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the bridge loan, and we bear the risk that we may not recover some or all of our initial expenditure.

In addition, borrowers usually use the proceeds of a conventional mortgage to repay a bridge loan. Bridge loans therefore are subject to risks of a borrower’s inability to obtain permanent financing to repay the bridge loan. Bridge loans are also subject to risks of borrower defaults, bankruptcies, fraud, losses and “special hazard” losses that are not covered by standard hazard insurance. In the event of any default under bridge loans held by us, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount and unpaid interest of the bridge loan. To the extent we suffer such losses with respect to our bridge loans, the value of our company and the price of our shares of common stock may be adversely affected.

We may acquire non-Agency RMBS collateralized by subprime and Alt A mortgage loans, which are subject to increased risks.

We also may acquire non-Agency RMBS, which are backed by residential real estate property but, in contrast to Agency RMBS, their principal and interest are not guaranteed by federally chartered entities such as the Federal National Mortgage Association, or Fannie Mae, or the Federal Home Loan Mortgage Corporation, or Freddie Mac and, in the case of the Government National Mortgage Association, or Ginnie Mae, the U.S. Government. We may acquire non-Agency RMBS backed by collateral pools of mortgage loans that have been originated using underwriting standards that are less restrictive than those used in underwriting “prime mortgage loans” and “Alt A mortgage loans.” These lower standards include mortgage loans made to borrowers having imperfect or impaired credit histories, mortgage loans where the amount of the loan at origination is 80% or more of the value of the mortgage property, mortgage loans made to borrowers with low credit scores, mortgage loans made to borrowers who have other debt that represents a large portion of their income and mortgage loans made to borrowers whose income is not required to be disclosed or verified. Due to current economic conditions, including fluctuations in interest rates and lower home prices, as well as aggressive lending practices, subprime mortgage loans have in recent periods experienced increased rates of delinquency, foreclosure, bankruptcy and loss, and they are likely to continue to experience delinquency, foreclosure, bankruptcy and loss rates that are higher, and that may be substantially higher, than those experienced by mortgage loans underwritten in a more traditional manner. Thus, because of the higher delinquency rates and losses associated with subprime mortgage loans, the performance of non-Agency RMBS backed by subprime mortgage loans that we may acquire could be adversely affected, which could materially and adversely impact our results of operations, financial condition and business.

We may invest in derivative instruments, which would subject us to increased risk of loss.

Subject to maintaining our qualification as a REIT, we may invest in derivative instruments. The prices of derivative instruments, including futures and options, are highly volatile. Payments made pursuant to swap agreements may also be highly volatile. Price movements of futures and options contracts and payments pursuant to swap agreements are influenced by, among other things, interest rates, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and policies of governments, and national and international political and economic events and policies. The value of futures, options and swap agreements also depends upon the value of the assets underlying them. In addition, our assets are also subject to the risk of the failure of any of the exchanges on which our positions trade or of our clearinghouses or counterparties.

We may buy or sell (write) both call options and put options, and when we write options, we may do so on a “covered” or an “uncovered” basis. A call option is “covered” when the writer owns securities of the same class and amount as those to which the call option applies. A put option is covered when the writer has an open short position in securities of the relevant class and amount. Our option transactions may be part of a hedging strategy (i.e., offsetting the risk involved in another securities position) or a form of leverage, in which we will have the right to benefit from price movements in a large number of securities with a small commitment of capital. These activities involve risks that can be substantial, depending on the circumstances.

In general, without taking into account other positions or transactions we may enter into, the principal risks involved in options trading can be described as follows: when we buy an option, a decrease (or inadequate increase) in the price of the underlying security in the case of a call, or an increase (or inadequate decrease) in the price of the underlying security in the case of a put, could result in a total loss of our investment in the option (including commissions). We could mitigate those losses by selling short, or buying puts on, the securities for which we hold call options, or by taking a long position (e.g., by buying the securities or buying calls on them) in securities underlying put options.

When we sell (write) an option, the risk can be substantially greater than when we buy an option. The seller of an uncovered call option bears the risk of an increase in the market price of the underlying security above the exercise price. The risk is theoretically unlimited unless the option is “covered,” in which case we would forego the opportunity for profit on the underlying security only to the extent the market price of the security rises above the exercise price. If the price of the underlying security were to drop below the exercise price, the premium received on the option (after transaction costs) would provide profit which, in the case of a covered call, would reduce or offset any loss we might suffer as a result of owning the security. The Commodity Futures Trading Commission and certain commodity exchanges have established limits referred to as speculative position limits or position limits on the maximum net long or net short position which any person or group of persons may hold or control in particular futures and options. Limits on trading in options contracts also have been established by the various options exchanges. It is possible that the trading decisions may have to be modified and that positions held may have to be liquidated in order to avoid exceeding such limits. Such modification or liquidation, if required, could adversely affect our results of operations, financial condition and business.

We may invest in credit default swaps, which may subject us to an increased risk of loss.

Subject to maintaining our qualification as a REIT, we may invest in CDSs. A CDS is a contract between two parties which transfers the risk of loss if a borrower fails to pay principal or interest on time or files for bankruptcy. CDS can be used to hedge a portion of the default risk on a single corporate debt or a portfolio of loans. In addition, CDS can be used to implement our Manager’s view that a particular credit, or group of credits, will experience credit improvement. In the case of expected credit improvement, we may “write” credit default protection in which we receive spread income. We may also “purchase” credit default protection even in the case in which we do not own the referenced instrument if, in the judgment of our Manager, there is a high likelihood of credit deterioration. The CDS market in high yield securities is comparatively new and rapidly evolving compared to the CDS market for more seasoned and liquid investment grade securities. Swap transactions dependent upon credit events are priced incorporating many variables, including the potential loss upon default. As such, there are many factors upon which market participants may have divergent views.

We may invest in construction loans, which may expose us to an increased risk of loss.

We may invest in construction loans. If we fail to fund our entire commitment on a construction loan or if a borrower otherwise fails to complete the construction of a project, there could be adverse consequences associated with the loan, including: a loss of the value of the property securing the loan, especially if the borrower is unable to raise funds to complete it from other sources; a borrower claim against us for failure to perform under the loan documents; increased costs to the borrower that the borrower is unable to pay; a bankruptcy filing by the borrower; and abandonment by the borrower of the collateral for the loan.

Participating interests may not be available and, even if obtained, may not be realized.

In connection with the origination or acquisition of certain structured finance assets, subject to maintaining our qualification as a REIT, we may obtain participating interests, or equity “kickers,” in the owner of the property that entitle us to payments based upon a development’s cash flow or profits or any increase in the value of the property that would be realized upon a refinancing or sale thereof. Competition for participating interests is dependent to a large degree upon market conditions. Participating interests are more difficult to obtain when real estate financing is available at relatively low interest rates. Participating interests are not insured or guaranteed by any governmental entity and are therefore subject to the general risks inherent in real estate investments. Therefore, even if we are successful in making investments that provide for participating interests, there can be no assurance that such interests will result in additional payments to us.

The residential mortgage loans that we may acquire, and that underlie the RMBS we may acquire, are subject to risks particular to investments secured by mortgage loans on residential property.

Residential mortgage loans are secured by single family residential property and are subject to risks of delinquency, foreclosure and loss. The ability of a borrower to repay a loan secured by a residential property typically is dependent upon the income or assets of the borrower. A number of factors, including a general economic downturn, acts of God, terrorism, social unrest and civil disturbances, may impair borrowers’ abilities to repay their loans. In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process which could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan. In addition, if the federal or a U.S. state government imposes freezes on the ability of lenders to foreclose on residential property or requires lenders to modify loans, we may be precluded from foreclosing on, or exercising other remedies with respect to, the property underlying loans, or may be required to accept modifications not favorable to us.

To the extent that we purchase or originate residential mortgage loans, we may be subject to liability for potential violations of predatory lending laws, which could adversely impact our results of operations, financial condition and business.

Various U.S. federal, state and local laws have been enacted that are designed to discourage predatory lending practices. The federal Home Ownership and Equity Protection Act of 1994, or HOEPA, prohibits inclusion of certain provisions in residential mortgage loans that have mortgage rates or origination costs in excess of prescribed levels and requires that borrowers be given certain disclosures prior to origination. Some states have enacted, or may enact, similar laws or regulations, which in some cases impose restrictions and requirements greater than those in the HOEPA. In addition, under the anti-predatory lending laws of some states, the origination of certain residential mortgage loans, including loans that are not classified as “high cost” loans under applicable law, must satisfy a net tangible benefits test with respect to the related borrower. This test may be highly subjective and open to interpretation. As a result, a court may determine that a residential mortgage loan, for example, does not meet the test even if the related originator reasonably believed that the test was satisfied.

To the extent that we originate residential mortgage loans, we would be required to comply with these laws. In addition, if we purchase residential mortgage loans from residential mortgage loan originators or servicers who failed to comply with these laws as an assignee or purchaser to the related residential mortgage loans, we could be subject to monetary penalties and the borrowers could rescind the affected residential mortgage loans. Lawsuits have been brought in various states making claims against assignees or purchasers of high cost loans for violations of state law. Named defendants in these cases have included numerous participants within the secondary mortgage market. If any of our loans are found to have been originated in violation of predatory or abusive lending laws, we could incur losses, which could adversely impact our results of operations, financial condition and business.

Risks of cost overruns and noncompletion of renovation of the properties underlying rehabilitation loans may result in significant losses.

The renovation, refurbishment or expansion by a borrower under a mortgaged property involves risks of cost overruns and noncompletion. Estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property may prove inaccurate. Other risks may include rehabilitation costs exceeding original estimates, possibly making a project uneconomical, environmental risks and rehabilitation and subsequent leasing of the property not being completed on schedule. If such renovation is not completed in a timely manner, or if it costs more than expected, the borrower may experience a prolonged impairment of net operating income and may not be able to make payments on our investment, which could result in significant losses.

Increases in interest rates could adversely affect the value of our investments and cause our interest expense to increase, which could result in reduced earnings or losses and negatively affect our profitability as well as the cash available for distribution to our stockholders.

Our investment in certain assets will generally decline in value if long-term interest rates increase. Declines in market value may ultimately reduce earnings or result in losses to us, which may negatively affect cash available for distribution to our stockholders. A significant risk associated with our target assets is the risk that both long-term and short-term interest rates will increase significantly. If long-term rates increased significantly, the market value of these investments would decline, and the duration and weighted average life of the investments would increase. As a result, we could realize a loss if the securities were sold.

In addition, in a period of rising interest rates, our operating results will depend in large part on the difference between the income from our assets and financing costs. We anticipate that, in most cases, the income from such assets will respond more slowly to interest rate fluctuations than the cost of our borrowings.

Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net interest income, which is the difference between the interest income we earn on our interest-earning investments and the interest expense we incur in financing these investments. Increases in these rates will tend to decrease our net income and market value of our assets.

Rising interest rates may also cause our target assets that were issued prior to an interest rate increase to provide yields that are below prevailing market interest rates. If rising interest rates cause us to be unable to acquire a sufficient volume of our target assets with a yield that is above our borrowing cost, our ability to satisfy our investment objectives and to generate income and pay dividends may be materially and adversely affected. An increase in interest rates may cause a decrease in the volume of certain of our target assets, which could adversely affect our ability to acquire target assets that satisfy our investment objectives and to generate income and make distributions to our stockholders.

The relationship between short-term and longer-term interest rates is often referred to as the “yield curve.” Ordinarily, short-term interest rates are lower than longer-term interest rates. If short-term interest rates rise disproportionately relative to longer-term interest rates (a flattening of the yield curve), our borrowing costs may increase more rapidly than the interest income earned on our assets. Because we expect our investments, on average, generally will bear interest based on longer-term rates than our borrowings, a flattening of the yield curve would tend to decrease our net income and the market value of our net assets. Additionally, to the extent cash flows from investments that return scheduled and unscheduled principal are reinvested, the spread between the yields on the new investments and available borrowing rates may decline, which would likely decrease our net income. It is also possible that short-term interest rates may exceed longer-term interest rates (a yield curve inversion), in which event our borrowing costs may exceed our interest income and we could incur operating losses. As a result of the foregoing, significant fluctuations in interest rates could materially and adversely affect our results of operations, financial conditions and our ability to make distributions to our stockholders.

We may experience a decline in the fair value of our assets, which could materially and adversely affect our results of operations, financial condition and our ability to make distributions to our stockholders.

A decline in the fair market value of our assets may require us to recognize an “other-than-temporary” impairment against such assets under GAAP if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery to the amortized cost of such assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be other-than-temporarily impaired. Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale. If we experience a decline in the fair value of our assets, our results of operations, financial condition and our ability to make distributions to our stockholders could be materially and adversely affected.

Some of our portfolio investments will be recorded at fair value and, as a result, there will be uncertainty as to the value of these investments.

Some of our portfolio investments will be in the form of positions or securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. Depending on whether these securities and other investments are classified as available-for-sale or held-to-maturity, we will value certain of these investments quarterly at fair value, as determined in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurement and Disclosures, or FASB ASC 820, which may include unobservable inputs. Because such valuations are subjective, the fair value of certain of our assets may fluctuate over short periods of time and our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.

Valuations of certain assets in which we may invest may be difficult to obtain or unreliable. In general, third-party dealers and pricing services heavily disclaim their valuations. Dealers may claim to furnish valuations only as an accommodation and without special compensation, and so they may disclaim any and all liability for any direct, incidental or consequential damages arising out of any inaccuracy or incompleteness in valuations, including any act of negligence or breach of any warranty. Depending on the complexity and illiquidity of an asset, valuations of the same asset can vary substantially from one dealer or pricing service to another. Therefore, conflicts of interest exist to the extent that our Manager is involved in the determination of the fair value of our investments. Additionally, our results of operations for a given period could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal. The valuation process has been particularly challenging recently as market events have made valuations of certain assets more difficult, unpredictable and volatile.

Accounting rules for certain of our investments are highly complex and involve significant judgment and assumptions, and changes in such rules, accounting interpretations or our assumptions could adversely impact our ability to timely and accurately prepare our financial statements.

Accounting rules for mortgage loan sales and securitizations, valuations of financial instruments, investment consolidations and other aspects of our anticipated operations are highly complex and involve significant judgment and assumptions. These complexities could lead to a delay in preparation of financial information and the delivery of this information to our stockholders. Changes in accounting rules, interpretations or our assumptions could undermine our ability to prepare timely and accurate financial statements, which could result in a lack of investor confidence in our publicly filed information and could materially and adversely affect the market price of our common stock.

Prepayment rates may adversely affect the value of our portfolio of assets.

The value of our assets may be affected by prepayment rates on mortgage loans. If we acquire mortgage-related securities or a pool of mortgage securities, we anticipate that the underlying mortgages will prepay at a projected rate generating an expected yield. If we purchase assets at a premium to par value, when borrowers prepay their mortgage loans faster than expected, the corresponding prepayments on the mortgage-related securities may reduce the expected yield on such securities because we will have to amortize the related premium on an accelerated basis. Conversely, if we purchase assets at a discount to par value, when borrowers prepay their mortgage loans slower than expected, the decrease in corresponding prepayments on the mortgage-related securities may reduce the expected yield on such securities because we will not be able to accrete the related discount as quickly as originally anticipated. Prepayment rates on loans may be affected by a number of factors including, but not limited to, the availability of mortgage credit, the relative economic vitality of the area in which the related properties are located, the servicing of the mortgage loans, possible changes in tax laws, other opportunities for investment, and other economic, social, geographic, demographic and legal factors and other factors beyond our control. Consequently, such prepayment rates cannot be predicted with certainty and no strategy can completely insulate us from prepayment or other such risks. In periods of declining interest rates, prepayment rates on mortgage loans generally increase. If general interest rates decline at the same time, the proceeds of such prepayments received during such periods are likely to be reinvested by us in assets yielding less than the yields on the assets that were prepaid. In addition, as a result of the risk of prepayment, the market value of the prepaid assets may benefit less than other fixed income securities from declining interest rates.

Recent market conditions may make it more difficult for us to analyze potential investment opportunities or our portfolio of assets.

Our success depends, in part, on our ability to analyze effectively potential investment opportunities in order to assess the level of risk-adjusted returns that we should expect from any particular investment. To estimate the value of a particular asset, our Manager and its affiliates may use historical assumptions that may or may not be appropriate in light of the recent unprecedented downturn in the real estate market and general economy. To the extent that our Manager uses historical assumptions that are inappropriate under current market conditions, we may overpay for an asset or acquire an asset that we otherwise might not acquire, which could have a material adverse effect on our results of operations and our ability to make distributions to our stockholders.

In addition, as part of our overall portfolio risk management, we analyze interest rate changes and prepayment trends separately and collectively to assess their effects on our portfolio of assets. In conducting our analysis, we depend on certain assumptions based upon historical trends with respect to the relationship between interest rates and prepayments under normal market conditions. Recent dislocations in the mortgage market or other developments may change the way that prepayment trends have historically responded to interest rate changes, which may adversely affect our ability to (1) assess the market value of our portfolio of assets, (2) implement our hedging strategies and (3) implement techniques to reduce our prepayment rate volatility. If our estimates prove to be incorrect or our hedges do not adequately mitigate the impact of changes in interest rates or prepayments, we may incur losses that could materially and adversely affect our financial condition, results of operations and our ability to make distributions to our stockholders.

Many of our investments may be illiquid and we may not be able to vary our portfolio in response to changes in economic and other conditions.

Investments in mortgage-related assets generally experience periods of illiquidity, including during the recent period of delinquencies and defaults with respect to commercial and residential mortgage loans. The lack of liquidity may result from the absence of a willing buyer or an established market for these assets, as well as legal or contractual restrictions on resale or the unavailability of financing for these assets. In addition, certain of our target assets, such as B-Notes, mezzanine loans and bridge and other loans, are also particularly illiquid investments due to their short life, their potential unsuitability for securitization and the greater difficulty of recovery in the event of a borrower’s default. Further, we may face other restrictions on our ability to liquidate an investment in a business entity to the extent that we or our Manager has or could be attributed with material, non-public information regarding such business entity. The illiquidity of our investments may make it difficult for us to sell such investments at advantageous times or in a timely manner if the need or desire arises, including, if necessary, to maintain our status as a REIT or to maintain our exemption from the 1940 Act. Moreover, turbulent market conditions, such as those currently in effect, could significantly and negatively affect the liquidity of our assets. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which may cause us to incur losses. If we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our assets. If and to the extent that we use leverage to finance our investments that are or become liquid, the adverse impact on us related to trying to sell assets in a short period of time for cash could be greatly exacerbated.

Our investments may be concentrated and will be subject to risk of default.

We are not required to observe specific diversification criteria, except as may be set forth in the investment guidelines adopted by our board of directors. Therefore, our investments may at times be concentrated in certain asset types that are subject to a higher risk of non-performance or foreclosure, or secured by a single property, related properties or properties concentrated in a limited number of geographic locations. To the extent that our portfolio is concentrated in any one region or type of asset, downturns relating generally to such region or type of asset may result in defaults on a number of our investments within a short time period, which may materially and adversely affect our results of operations, the value of our common stock and our ability to pay dividends to our stockholders. As of March 12, 2010, we had invested or committed to invest approximately $49.7 million to acquire a portfolio of first mortgage commercial real estate loans, approximately $47.6 million to participate in the origination of a loan to a residential home builder, approximately $34.7 million for a 40% interest in a structured loan portfolio acquisition with the FDIC and approximately $24.0 million to participate in the acquisition of First Republic Bank. Collectively, these investments represent approximately 56% of the net proceeds from our IPO and the private placement and approximately 72% of the total investments and commitments made since we commenced our operations on September 29, 2009. Because our portfolio is currently concentrated in just a few investments, a loss in any one of these investments would have a greater impact on our results of operations and financial position than if our portfolio were more diversified.

Any credit ratings assigned to our investments will be subject to ongoing evaluations and revisions and we cannot assure you that those ratings will not be downgraded.

Some of our investments may be rated by Moody’s Investors Service, Fitch Ratings or Standard & Poor’s. Any credit ratings on our investments are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any such ratings will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our investments in the future, the value of these investments could significantly decline, which would adversely affect the value of our investment portfolio and could result in losses upon disposition or the failure of borrowers to satisfy their debt service obligations to us.

On May 26, 2009, Standard & Poor’s, which rates a substantial majority of CMBS issuances, issued a request for comment regarding its proposed changes to its methodology and assumptions for rating CMBS, and in so doing indicated that the proposed changes would result in downgrades of a considerable amount of CMBS (including super-senior tranches). Standard & Poor’s noted that its preliminary findings indicate that approximately 25%, 60% and 90% of the most senior tranches (by count) within the 2005, 2006 and 2007 vintages, respectively, may be downgraded. The current TALF guidelines issued by the FRBNY indicate that in order to be eligible for the TALF, legacy CMBS must not have a rating below the highest investment-grade rating category, from any TALF CMBS-eligible rating agency, which includes Standard & Poor’s. Other rating agencies may take similar actions with regard to their ratings of CMBS. As a result, downgrades of legacy CMBS may substantially limit the availability of the TALF for legacy CMBS, which, in any case, is currently scheduled to make no further loans for legacy CMBS after March 31, 2010, unless extended by the U.S. Department of the Treasury, or the U.S. Treasury, and the FRBNY. Further, changes to the methodology and assumptions utilized by rating agencies to rate CMBS, including Standard & Poor’s proposed changes, may decrease the amount or availability of new issue CMBS rated in the highest investment-grade rating category.

We may make investments in joint ventures which do not use the U.S. dollar as a functional currency, which subject us to currency rate exposure and the uncertainty of foreign laws and markets.

We may invest in joint ventures in foreign countries which do not use the U.S. dollar as a functional currency. As of December 31, 2009, our exposure to foreign currency risk is principally to the euro. A change in foreign currency exchange rates may have an adverse impact on the valuation of our equity investments in foreign joint ventures. Although we may hedge our foreign currency risk, subject to the REIT income qualification tests, we may not be able to do so successfully and may incur losses on these equity investments as a result of exchange rate fluctuations. Equity investments in foreign countries also subject us to risks of multiple and conflicting tax laws and regulations and political and economic instability abroad, which could adversely affect our receipt of distributions from these investments.

Risks Related to Our Financing and Hedging Activities

We may use leverage to execute our business strategy, which may adversely affect the return on our assets, reduce cash available for distribution to our stockholders and increase losses when economic conditions are unfavorable.

Subject to market conditions and availability, we may use leverage to finance our assets through borrowings from a number of sources, including repurchase agreements, resecuritizations, securitizations, warehouse facilities and bank credit facilities (including term loans and revolving facilities). Given current market conditions, we may also seek to take advantage of available borrowings, if any, provided by the FDIC in connection with the acquisition of assets from the FDIC or provided under government sponsored debt programs, such as the TALF and the PPIP, to acquire all types of commercial real estate loans and other real estate-related assets, to the extent such assets are eligible for funding under such programs. Although we are not required to maintain any particular assets-to-equity leverage ratio, the amount of leverage we may deploy for particular assets will depend on our available capital, our ability to access financing arrangements, our Manager’s estimate of the stability of cash flows generated from the asset in our portfolio and our Manager’s assessment of the risk-adjusted returns associated with those assets. The percentage of leverage will vary over time depending on our ability to enter into repurchase agreements, resecuritizations, securitizations, warehouse facilities and bank credit facilities (including term loans and revolving facilities), our ability to participate in and obtain funding under programs established by the U.S. government, available credit limits and financing rates, type and/or amount of collateral required to be pledged and our assessment of the appropriate amount of leverage for the particular assets we are funding. We may use leverage at times and in amounts deemed appropriate by our Manager without approval of our board of directors or our stockholders.

To the extent that we use leverage to finance our assets, our financing costs will reduce cash available for distributions to stockholders. We may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. We may leverage certain of our assets through repurchase agreements. A decrease in the value of these assets may lead to margin calls which we will have to satisfy. We may not have the funds available to satisfy any such margin calls and may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses. The satisfaction of such margin calls may reduce cash flow available for distribution to our stockholders. Any reduction in distributions to our stockholders may cause the value of our common stock to decline.

Our access to private sources of financing may be limited and thus our ability to maximize our returns may be adversely affected.

Even if we choose to use leverage to finance the acquisition of our target assets, our access to such sources of financing will depend upon a number of factors over which we have little or no control, including:

•	general market conditions;

•	the market’s view of the quality of our assets;

•	the market’s perception of our growth potential;

•	our eligibility to participate in and access capital from programs established by the U.S. Government;

•	our current and potential future earnings and cash distributions; and

•	the market price of our common stock.

The current dislocations and weaknesses in the capital and credit markets could adversely affect one or more private lenders and could cause one or more lenders to be unwilling or unable to provide us with financing or to increase the costs of such financing. In addition, several banks and other institutions that historically have been reliable sources of financing have gone out of business, which has reduced significantly the number of lending institutions and the availability of credit. Moreover, the return on our assets and cash available for distribution to our stockholders may be reduced to the extent that market conditions prevent us from leveraging our assets or cause the cost of our financing to increase relative to the income that can be derived from the assets acquired. If we are unable to obtain financing on favorable terms or at all, we may have to curtail our investment activities, which could limit our growth prospects, and we may be forced to dispose of assets at inopportune times in order to maintain our REIT qualification and 1940 Act exemption.

Under current market conditions, structured financing arrangements are generally unavailable, which has also limited borrowings under warehouse and repurchase agreements that are intended to be refinanced by such financings. Consequently, depending on market conditions at the relevant time, we may have to rely more heavily on additional equity issuances, which may be dilutive to our stockholders, or on less efficient forms of debt financing that require a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities, cash distributions to our stockholders and other purposes. We cannot assure you that we will have access to such equity or debt capital on favorable terms at the desired times, or at all, which may cause us to curtail our investment activities and/or to dispose of assets at inopportune times, and could adversely affect our results of operations and growth prospects.

If we incur significant debt in the future, we could be subject to increased risk of loss, which could have a material adverse effect on our results of operations and our ability to make distributions to our stockholders.

To the extent deemed appropriate by our Manager in its discretion, we may incur significant leverage, which could subject us to several risks, including, among others, that:

•

Our cash flow from operations may be insufficient to make required payments of principal of and interest on the debt or we may fail to comply with all of the other covenants contained in the debt, which is likely to result in:

•

acceleration of such debt (and any other debt containing a cross-default or cross-acceleration provision) that we may be unable to repay from internal funds or to refinance on favorable terms, or at all;

•	our inability to borrow unused amounts under our financing arrangements, even if we are current in payments on borrowings under those arrangements; and/or

•	the loss of some or all of our assets to foreclosure or sale;

•	our debt may increase our vulnerability to adverse economic and industry conditions with no assurance that investment yields will increase with higher financing costs;

•

we may be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, future business opportunities, stockholder distributions or other purposes; and

•	we are not able to refinance debt that matures prior to the investment it was used to finance on favorable terms, or at all.

We may seek to utilize non-recourse long-term securitizations in the future, and such structures may expose us to risks, which could result in losses to us.

In the future, we may seek to utilize non-recourse long-term securitizations of our investments in mortgage loans, especially loan originations, if and when they become available and to the extent consistent with the maintenance of our REIT qualification and exemption from the 1940 Act in order to generate cash for funding new investments. This would involve conveying a pool of assets to a special purpose vehicle (or the issuing entity) which would issue one or more classes of non-recourse notes pursuant to the terms of an indenture. The notes would be secured by the pool of assets. In exchange for the transfer of assets to the issuing entity, we would receive the cash proceeds on the sale of non-recourse notes and a 100% interest in the equity of the issuing entity. The securitization of our portfolio investments might magnify our exposure to losses on those portfolio investments because any equity interest we retain in the issuing entity would be subordinate to the notes issued to investors and we would, therefore, absorb all of the losses sustained with respect to a securitized pool of assets before the owners of the notes experience any losses. Moreover, we cannot be assured that we will be able to access the securitization market, or be able to do so at favorable rates. The inability to consummate securitizations of our portfolio to finance our investments on a long-term basis could require us to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price, which could adversely affect our performance and our ability to grow our business.

To the extent that we obtain debt financing, we expect that certain of our financing facilities may contain restrictive covenants relating to our operations, which could have a material adverse effect on our business, results of operations, ability to make distributions to our stockholders and the market value of our common stock.

If or when we obtain debt financing, lenders (especially in the case of bank credit facilities) may impose restrictions on us that would affect our ability to incur additional debt, make certain investments or acquisitions, reduce liquidity below certain levels, make distributions to our stockholders, redeem debt or equity securities and impact our flexibility to determine our operating policies and investment strategies. For example, such loan documents could contain negative covenants that limit, among other things, our ability to repurchase shares of our common stock, distribute more than a certain amount of our net income or funds from operations to our stockholders, hold mortgage loans for longer than established time periods, employ leverage beyond certain amounts, sell assets, engage in mergers or consolidations, grant liens, and enter into transactions with affiliates. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their respective interests against existing collateral. We also may be subject to cross-default and acceleration rights and, with respect to collateralized debt, the posting of additional collateral and foreclosure rights upon default. Further, this could also make it difficult for us to satisfy the qualification requirements necessary to maintain our status as a REIT for U.S. federal income tax purposes. A default also could limit significantly our financing alternatives, which could cause us to curtail our investment activities and/or dispose of assets.

Any warehouse facilities that we may obtain in the future may limit our ability to acquire assets, and we may incur losses if the collateral is liquidated.

In the event that securitization financings become available, we may utilize, if available, warehouse facilities pursuant to which we would accumulate mortgage loans in anticipation of a securitization financing, which assets would be pledged as collateral for such facilities until the securitization transaction is consummated. In order to borrow funds to acquire assets under any future warehouse facilities, we expect that our lenders thereunder would have the right to review the potential assets for which we are seeking financing. We may be unable to obtain the consent of a lender to acquire assets that we believe would be beneficial to us and we may be unable to obtain alternate financing for such assets. In addition, no assurance can be given that a securitization structure would be consummated with respect to the assets being warehoused. If the securitization is not consummated, the lender could liquidate the warehoused collateral and we would then have to pay any amount by which the original purchase price of the collateral assets exceeds its sale price, subject to negotiated caps, if any, on our exposure. In addition, regardless of whether the securitization is consummated, if any of the warehoused collateral is sold before the consummation, we would have to bear any resulting loss on the sale. Currently, we have no warehouse facilities in place, and no assurance can be given that we will be able to obtain one or more warehouse facilities on favorable terms, or at all.

Any repurchase agreements and bank credit facilities that we may use in the future to finance our assets may require us to provide additional collateral or pay down debt.

Although under current market conditions we do not anticipate that we will utilize repurchase agreements and bank credit facilities (including term loans and revolving facilities) to finance our assets, we may utilize such arrangements in the future to finance our assets if they become available on acceptable terms. In the event we utilize such financing arrangements, they would involve the risk that the market value of the loans pledged or sold by us to the repurchase agreement counterparty or provider of the bank credit facility may decline in value, in which case the lender may require us to provide additional collateral or to repay all or a portion of the funds advanced. We may not have the funds available to repay our debt at that time, which would likely result in defaults unless we are able to raise the funds from alternative sources, which we may not be able to achieve on favorable terms or at all. Posting additional collateral would reduce our liquidity and limit our ability to leverage our assets. If we cannot meet these requirements, the lender could accelerate our indebtedness, increase the interest rate on advanced funds and terminate our ability to borrow funds from them, which could materially and adversely affect our financial condition and ability to implement our business plan. In addition, in the event that the lender files for bankruptcy or becomes insolvent, our loans may become subject to bankruptcy or insolvency proceedings, thus depriving us, at least temporarily, of the benefit of these assets. Such an event could restrict our access to bank credit facilities and increase our cost of capital. The providers of repurchase agreement financing and bank credit facilities may also require us to maintain a certain amount of cash or set aside assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose which could reduce our return on assets. In the event that we are unable to meet these collateral obligations, our financial condition and prospects could deteriorate rapidly.

Currently, we have no repurchase agreements or bank credit facilities in place, and there can be no assurance that we will be able to obtain one or more such facilities on favorable terms, or at all.

Our acquisition of minority equity ownership interests in commercial banks may subject us to additional regulatory requirements that could adversely affect our business.

We have entered into a transaction (which we expect to close in the first half of 2010) to acquire a minority equity interest in a commercial bank, the primary assets of which are residential, multifamily and commercial real estate loans. In the future, we may acquire additional minority equity interests in similar commercial banks. Our ownership of equity in such banks could cause us to become subject to oversight, regulation and examination by U.S. state and federal regulators, including the Board of Governors of the Federal Reserve System and the Office of Thrift Supervision. If we came under the oversight of such regulators, we could be required to meet certain regulatory capital adequacy guidelines and other regulatory requirements that could limit our ability to execute our business strategy and make distributions to our stockholders.

The customer agreement required under TALF may expose us to additional liabilities.

To obtain TALF loans, we must execute a customer agreement with at least one primary dealer, which will act on our behalf under the TALF program. Such agreements may make the terms of any TALF borrowings less favorable to us and/or expose us to additional liabilities. The FRBNY will have full recourse to us for repayment of any TALF loan for breaches of our representations made to our primary dealers in connection with obtaining such loan. As a result, we could be subject to losses from any TALF borrowing in excess of the equity we invest to obtain such borrowing.

Our ability to transfer assets purchased using the TALF and the PPIP funding is restricted.

Our assets purchased using TALF funding will be pledged to the FRBNY as collateral for the TALF loans. If we sell or transfer any of these assets, we must either repay the related TALF loan or obtain the consent of the

FRBNY to assign our obligations under the related TALF loan to the applicable assignee. The FRBNY in its discretion may restrict or prevent us from assigning our loan obligations to a third party, including a third party that meets the criteria of an eligible borrower. In addition, the FRBNY will not consent to any assignments after the termination date for making new loans, which is March 31, 2010 for newly originated ABS and legacy CMBS and June 30, 2010 for newly originated CMBS, unless extended by the Federal Reserve.

We would expect our assets purchased using PIPP funding to be pledged to the FDIC as collateral for their guarantee under the Legacy Loans Program. If we sell or transfer any of these assets, we would expect to need to either repay the related loan or obtain the consent of the FDIC or the U.S. Treasury to assign our obligations to the applicable assignee. We would expect the FDIC or the U.S. Treasury, each in its discretion, would restrict or prevent us from assigning our obligations to a third party, including a third party that meets the criteria for participation in the PPIP.

These restrictions may limit our ability to trade or otherwise dispose of our assets, and may adversely affect our ability to take advantage of favorable market conditions and make distributions to stockholders.

Our investments in international real estate-related assets are subject to special risks that we may not manage effectively, which would have a material adverse effect on our results of operations and our ability to make distributions to our stockholders.

We have invested in assets outside of the United States and, from time to time, may make additional such investments if our Manager deems the investments appropriate in its discretion. Our investments in non-domestic real estate-related assets are subject to certain risks associated with international investments generally, including, among others:

•	economic fluctuations in the international locations in which we invest;

•

the availability of capital to purchase assets located outside the United States may be unavailable on favorable terms or at all, or may be subject to non-customary covenants that hinder our operations;

•	the burdens of complying with international regulatory requirements and prohibitions that differ between jurisdictions;

•	social, political and economic changes and disruptions;

•	tariffs and other trade barriers or restrictions;

•	potentially adverse tax consequences;

•	difficulty enforcing contractual rights;

•	governmental currency controls; and

•	currency exchange rate fluctuations.

If any of the foregoing risks were to materialize, our results of operations and our ability to make distributions to our stockholders could be materially and adversely affected.

We may enter into hedging transactions that could expose us to contingent liabilities in the future.

Subject to maintaining our qualification as a REIT and our exemption from the 1940 Act, part of our strategy may involve entering into hedging transactions that could require us to fund cash payments in certain circumstances (e.g., the early termination of the hedging instrument caused by an event of default or other early termination event, or the decision by a counterparty to request margin securities it is contractually owed under the terms of the hedging instrument). The amount due would be equal to the unrealized loss of the open swap positions with the respective counterparty and could also include other fees and charges. These economic losses will be reflected in our results of operations, and our ability to fund these obligations will depend on the liquidity of our assets and access to capital at the time, and the need to fund these obligations could adversely affect our financial condition.

Hedging against interest rate exposure may adversely affect our results of operations, which could reduce our cash available for distribution to our stockholders.

Subject to maintaining our qualification as a REIT and our exemption from the 1940 Act, we may pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest rates. Our hedging activity will vary in scope based on the level and volatility of interest rates, the type of assets held and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability;

•	the amount of income that a REIT may earn from certain hedging transactions (other than through TRSs) to offset interest rate losses is limited by U.S. federal tax provisions governing REITs;

•	the credit quality of the hedging counterparty owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

•	the hedging counterparty owing money in the hedging transaction may default on its obligation to pay.

Our hedging transactions, which are intended to limit losses, may actually adversely affect our results of operations and our ability to make distributions to our stockholders.

In addition, hedging instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying hedging transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in its default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our commitments, if any, at the then current market price. Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot assure you that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

We may fail to qualify for hedge accounting treatment, which could have a material adverse effect on our results of operations.

Changes in application of relevant accounting standards, especially FASB ASC 815, Derivatives and Hedging, or FASB ASC 815, could materially increase earnings volatility. We are subject to earnings volatility because of our use of derivatives and the application of FASB ASC 815 in accounting for those derivatives. This earnings volatility is caused by hedge ineffectiveness, which is the difference in the amounts recognized in our earnings for the changes in fair value of a derivative and the related hedged item, and by the changes in the fair values of derivatives that do not qualify for hedge accounting under the rules of FASB ASC 815 (referred to as economic hedges where the change in fair value of the derivative is not offset by any change in fair value on a hedged item). If we did not apply hedge accounting or fail to qualify for hedge accounting treatment for a number of reasons, including if we use instruments that do not meet the FASB ASC 815 definition of a derivative (such as short sales), we fail to satisfy FASB ASC 815 hedge documentation and hedge effectiveness assessment requirements or our instruments are not highly effective, the result could be an increase in volatility of our earnings from period to period. Furthermore, if we fail to qualify for hedge accounting treatment, the losses on the derivatives that we enter into may not be offset by a change in the fair value of the related hedged transaction, which may have a material adverse effect on our results of operations.

Risks Related to Our Common Stock

The market price and trading volume of our common stock may vary substantially.

The stock markets, including the NYSE, on which our common stock is listed, historically have experienced significant price and volume fluctuations. As a result, the market price of our common stock is likely to be similarly volatile, and investors in our common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including those listed in this “Risk Factors” section of this Annual Report and others such as:

•	our operating performance and the performance of other similar companies;

•	actual or anticipated changes in our business strategy or prospects;

•	actual or anticipated variations in our quarterly operating results or dividends;

•	changes in our earnings estimates;

•	publication of research reports about us or the real estate industry;

•	equity issuances by us, or stock resales by our stockholders or the perception that such issuances or resales could occur;

•	the passage of legislation or other regulatory developments that adversely affect us or the assets in which we seek to invest;

•	increases in market interest rates that lead purchasers of our common stock to demand a higher yield;

•	the use of significant leverage to finance our assets;

•	changes in market valuations of similar companies;

•	additions to or departures of our Manager’s or its affiliates’ key personnel;

•	actions by our stockholders;

•	changes in accounting principles;

•	speculation in the press or investment community;

•	the realization of any of the other risk factors presented in this Annual Report; and

•	general market and economic conditions.

In the past, securities class action litigation has often been instituted against companies following periods of volatility in the price of their common stock. This type of litigation could result in substantial costs and divert our management’s attention and resources, which could have a material adverse effect on our cash flows, our ability to execute our business strategy and our ability to make distributions to our stockholders.

Common stock eligible for future sale may have adverse effects on our share price.

As of the date of filing of this Annual Report, we had 14,631,000 shares of our common stock issued and outstanding. Of those shares, 14,375,000 were sold in our IPO (including the underwriters’ exercise of their overallotment option) and are freely transferable.

Concurrently with the completion of our IPO, certain of our executive officers and certain officers of Colony Capital and its affiliates acquired 250,000 shares of our common stock in the private placement. Each of our executive officers and certain officers of Colony Capital and its affiliates may sell the shares of our common stock purchased in the private placement at any time following the expiration of the lock-up period for such shares, which expires on September 23, 2010 (or earlier with the prior written consent of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated, the representatives of the underwriters for our IPO). Sales of substantial amounts of our common stock into the public market or the perception that such sales could occur may adversely affect the market price of our common stock. The market price of our common stock may decline significantly when the restrictions on resale by certain of our stockholders lapse.

In addition, we may issue additional shares in subsequent public offerings or private placements to make new investments or for other purposes. We are not required to offer any such shares to existing stockholders on a preemptive basis. Therefore, it may not be possible for existing stockholders to participate in such future share issuances, which may dilute the existing stockholders’ interests in us.

We have not established a minimum distribution payment level and we may be unable to generate sufficient cash flows from our operations to make distributions to our stockholders in the future.

We are generally required to distribute to our stockholders at least 90% of our taxable income each year in order to qualify as a REIT under the Internal Revenue Code, which requirement we currently intend to satisfy. To the extent we satisfy the 90% distribution requirement but distribute less than 100% of our taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. We have not established a minimum distribution payment level, and our ability to make distributions to our stockholders may be adversely affected by the risk factors described in this Annual Report. Moreover, we may be unable to generate sufficient cash flows from our operations to make distributions to our stockholders in the future. Therefore, although we anticipate making quarterly distributions to our stockholders, our board of directors has the sole discretion to determine the timing, form and amount of any such distributions.

Although we currently do not intend to do so, until our portfolio of assets generates sufficient income and cash flow, we could be required to sell assets, borrow funds or make a portion of our distributions in the form of a taxable stock distribution or distribution of debt securities. To the extent that we are required to sell assets in adverse market conditions or borrow funds at unfavorable rates, our results of operations could be materially and adversely affected. In addition, we could be required to utilize the net proceeds of our IPO or the private placement to fund our quarterly distributions, which would reduce the amount of cash we have available for investing and other purposes. Funding our distributions from the net proceeds of our IPO or the private placement may constitute a return of capital to our investors, which would have the effect of reducing the basis of a stockholder’s investment in our common stock.

Our board of directors will make determinations regarding distributions based upon, among other factors, our historical and projected results of operations, financial condition, cash flows and liquidity, maintenance of our REIT qualification and other tax considerations, capital expenditure and other expense obligations, debt covenants, contractual prohibitions or other limitations and applicable law and such other matters as our board of directors may deem relevant from time to time. Among the factors that could impair our ability to make distributions to our stockholders are:

•	our inability to invest the remaining net proceeds of our IPO and the private placement;

•	our inability to realize attractive risk-adjusted returns on our investments;

•	unanticipated expenses that reduce our cash flow or non-cash earnings;

•	defaults in our investment portfolio or decreases in the value of the underlying assets; and

•	the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.

As a result, no assurance can be given that we will be able to make distributions to our stockholders in the future or that the level of any distributions we do make to our stockholders will achieve a market yield or increase or even be maintained over time, any of which could materially and adversely affect the market price of our common stock.

In addition, distributions that we make to our stockholders will generally be taxable to our stockholders as ordinary income. However, a portion of our distributions may be designated by us as long-term capital gains to the extent that they are attributable to capital gain income recognized by us or may constitute a return of capital to the extent that they exceed our earnings and profits as determined for tax purposes. A return of capital is not taxable, but has the effect of reducing the basis of a stockholder’s investment in our common stock.

Future offerings of debt or equity securities, which could rank senior to our common stock, may adversely affect the market price of our common stock.

If we decide to issue debt or equity securities in the future, which could rank senior to our common stock, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. We and, indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus holders of our common stock will bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their stock holdings in us.

Risks Related to Our Organization and Structure

Certain provisions of Maryland law could inhibit changes in control.

Certain provisions of the Maryland General Corporation Law, or the MGCL, may have the effect of deterring a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-prevailing market price of our common stock. Our board of directors may elect to become subject to the “business combination” provisions of the MGCL that, subject to limitations, prohibit certain business combinations (including a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities) between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of our then outstanding voting capital stock or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of our then outstanding voting capital stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder. After the five-year prohibition, any business combination between us and an interested stockholder generally must be recommended by our board of directors and approved by the affirmative vote of at least (1) 80% of the votes entitled to be cast by holders of outstanding shares of our voting capital stock; and (2) two-thirds of the votes entitled to be cast by holders of voting capital stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder. These super-majority vote requirements do not apply if our common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. These provisions of the MGCL do not apply, however, to business combinations that are approved or exempted by a board of directors prior to the time that the interested stockholder becomes an interested stockholder.

The “control share” provisions of the MGCL provide that “control shares” of a Maryland corporation (defined as shares which, when aggregated with other shares controlled by the stockholder (except solely by virtue of a revocable proxy), entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding votes entitled to be cast by the acquirer of control shares, our officers and our personnel who are also our directors. Our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of shares of our stock. There can be no assurance that this provision will not be amended or eliminated at any time in the future.

Certain provisions of the MGCL permit our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to adopt certain mechanisms, some of which (for example, a classified board) we do not yet have. These provisions may have the effect of limiting or precluding a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change in control of us under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then current market price. We have elected to be subject to the provisions of Title 3, Subtitle 8 of the MGCL relating to the filling of vacancies on our board of directors.

Our authorized but unissued shares of common and preferred stock may prevent a change in our control.

Our charter authorizes us to issue additional authorized but unissued shares of common or preferred stock. In addition, our board of directors may, without stockholder approval, amend our charter to increase the aggregate number of shares of our common stock or the number of shares of stock of any class or series that we have authority to issue and classify or reclassify any unissued shares of common or preferred stock and set the preferences, rights and other terms of the classified or reclassified shares. As a result, our board of directors may establish a series of shares of common or preferred stock that could delay or prevent a transaction or a change in control that might involve a premium price for shares of our common stock or otherwise be in the best interest of our stockholders.

Our rights and the rights of our stockholders to take action against our directors and officers are limited, which could limit your recourse in the event of actions not in your best interests.

Under Maryland law generally, a director is required to perform his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Under Maryland law, directors are presumed to have acted with this standard of care. In addition, our charter limits the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	active and deliberate dishonesty by the director or officer that was established by a final judgment as being material to the cause of action adjudicated.

Our charter obligates us to indemnify our directors and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. Our bylaws require us to indemnify each director or officer, to the maximum extent permitted by Maryland law, in the defense of any proceeding to which he or she is made, or threatened to be made, a party by reason of his or her service to us. In addition, we may be obligated to advance the defense costs incurred by our directors and officers. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist absent the current provisions in our charter and bylaws or that might exist with other companies.

Our charter contains provisions that make removal of our directors difficult, which could make it difficult for our stockholders to effect changes to our management.

Our charter provides that a director may only be removed for cause upon the affirmative vote of holders of two-thirds of the votes entitled to be cast in the election of directors. Vacancies may be filled only by a majority of the remaining directors in office, even if less than a quorum. These requirements make it more difficult to change our management by removing and replacing directors and may prevent a change in control of our company that is in the best interests of our stockholders.

The stock ownership limit imposed by the Internal Revenue Code for REITs and our charter may restrict our business combination opportunities.

In order for us to maintain our qualification as a REIT under the Internal Revenue Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) at any time during the last half of each taxable year following our first year. Our charter, with certain exceptions, authorizes our board of directors to take the actions that are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person may own more than 9.8%, by value or by number of shares, whichever is more restrictive, of the aggregate of the outstanding shares of our common stock or more than 9.8%, by value or by number of shares, whichever is more restrictive, of the aggregate of the outstanding shares of such series or class of our preferred stock. Our board may, in its sole discretion, grant an exemption to the stock ownership limits, subject to such conditions and the receipt by our board of certain representations and undertakings. Our charter also prohibits any person from (a) beneficially or constructively owning, as determined by applying certain attribution rules of the Internal Revenue Code, our stock that would result in us being “closely held” under Section 856(h) of the Internal Revenue Code or that would otherwise cause us to fail to qualify as a REIT or to have significant non-qualifying income from “related” parties or (b) transferring stock if such transfer would result in our stock being owned by fewer than 100 persons. The ownership limits imposed under the Internal Revenue Code are based upon direct or indirect ownership by “individuals,” but only during the last half of a tax year. The ownership limits contained in our charter key off of the ownership at any time by any “person,” which term includes entities. These ownership limitations in our charter are common in REIT charters and are intended to provide added assurance of compliance with the tax law requirements, and to minimize administrative burdens. However, the ownership limit on our common stock might also delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

Risks Related to Our Taxation as a REIT

Qualifying as a REIT involves highly technical and complex provisions of the Internal Revenue Code.

Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. New legislation, court decisions or administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for us to qualify as a REIT. Certain rules applicable to REITs are particularly difficult to interpret or to apply in the case of REITs investing in real estate mortgage loans that are acquired at a discount, subject to work-outs or modifications, or reasonably expected to be in default at the time of acquisition. In addition, our ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes.

If we do not qualify as a REIT or fail to remain qualified as a REIT, we will be subject to U.S. federal income tax and potentially state and local taxes which would reduce the amount of cash available for distribution to our stockholders.

We have been organized and have operated and intend to continue to operate in a manner that will enable us to qualify as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2009. Although we do not intend to request a ruling from the Internal Revenue Service, or the IRS, as to our REIT qualification, we have received an opinion of Hogan & Hartson LLP to the effect that, commencing with our taxable year ended December 31, 2009, we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code, and that our current and proposed method of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT. Investors should be aware, however, that opinions of counsel are not binding on the IRS or any court. The opinion of Hogan & Hartson LLP will represent only the view of our counsel based on our counsel’s review and analysis of existing law and on certain representations as to factual matters and covenants made by us and our Manager, including representations relating to the values of our assets and the sources of our income. The opinion will be expressed as of the date issued. Hogan & Hartson LLP will have no obligation to advise us or the holders of our common stock of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in applicable law. Furthermore, both the validity of the opinion of Hogan & Hartson LLP, and our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis, the results of which will not be monitored by Hogan & Hartson LLP.

Our ability to satisfy the gross income and asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Moreover, the proper classification of an instrument as debt or equity for U.S. federal income tax purposes may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements as described below. In addition, we will be required to make estimates of or otherwise determine the value of real property that is collateral for our mortgage loan assets. In some cases, the real property will be under construction or the subject of significant improvements, making such collateral even more difficult to value. There can be no assurance that the IRS would not challenge our valuations or valuation estimates of this collateral. Accordingly, there can be no assurance that the IRS will not contend that our interests in subsidiaries or in securities of other issuers will not cause a violation of the REIT requirements.

If we were to fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and dividends paid to our stockholders would not be deductible by us in computing our taxable income. Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of our common stock. In addition, we would no longer be required to make distributions to stockholders. Unless we were entitled to relief under certain Internal Revenue Code provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year in which we failed to qualify as a REIT.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum U.S. Federal income tax rate applicable to income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates has been reduced by legislation to 15% (through 2010).

Dividends payable by REITs, however, generally are not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

REIT distribution requirements could adversely affect our ability to execute our business plan.

We generally must distribute annually at least 90% of our REIT taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. We intend to make distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code.

From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may be required to accrue income from mortgage loans, mortgage-backed securities, or MBS, and other types of debt securities or interests in debt securities before we receive any payments of interest or principal on such assets. We may also acquire distressed debt investments that are subsequently modified by agreement with the borrower either directly or pursuant to our involvement in the Legacy Loans Program or other similar programs recently announced by the federal government. If the amendments to the outstanding debt are “significant modifications” under the applicable U.S. Treasury regulations, the modified debt may be considered to have been reissued to us at a gain in a debt-for-debt exchange with the borrower, with gain recognized by us to the extent that the principal amount of the modified debt exceeds our cost of purchasing it prior to modification.

As a result, we may find it difficult or impossible to meet distribution requirements in certain circumstances. In particular, where we experience differences in timing between the recognition of taxable income and the actual receipt of cash, the requirement to distribute a substantial portion of our taxable income could cause us to: (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms, (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt or (iv) make a taxable distribution of our shares of common stock as part of a distribution in which stockholders may elect to receive shares of common stock or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with REIT requirements. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our common stock.

Even if we qualify as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes, such as mortgage recording taxes. In addition, we could, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Internal Revenue Code to maintain our qualification as a REIT. Any of these taxes would decrease cash available for distribution to our stockholders. In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we intend to hold some of our assets through our TRS or other subsidiary corporations that will be subject to corporate-level income tax at regular rates. Our TRS may have tax liability with respect to “phantom income” if it is treated as a “dealer” for U.S. federal income tax purposes which would require the TRS to mark to market its assets at the end of each taxable year. Any of these taxes would decrease cash available for distribution to our stockholders.

Complying with REIT requirements may force us to forgo and/or liquidate otherwise attractive investment opportunities.

To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of MBS. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total securities can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio, or contribute to a TRS, otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders. In addition, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution, and may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make, and, in certain cases, maintain ownership of certain attractive investments.

We may in the future choose to pay dividends in our own common stock, in which case stockholders may be required to pay income taxes in excess of the cash dividends they receive.

We may in the future distribute taxable dividends that are payable in cash and shares of our common stock at the election of each stockholder. Under Revenue Procedure 2010-12, up to 90% of any such taxable dividend for our taxable years 2010 and 2011 could be payable in our stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the common stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

Further, while Revenue Procedure 2010-12 applies only to taxable dividends payable by us in cash or stock with respect to our taxable years 2010 and 2011, it is unclear whether and to what extent we will be able to pay taxable dividends in cash and stock in later years. Moreover, various aspects of such a taxable cash/stock dividend are uncertain and have not yet been addressed by the IRS. No assurance can be given that the IRS will not impose additional requirements in the future with respect to taxable cash/stock dividends, including on a retroactive basis, or assert that the requirements for such taxable cash/stock dividends have not been met.

The failure of assets subject to repurchase agreements to qualify as real estate assets could adversely affect our ability to qualify as a REIT.

We may enter into financing arrangements that are structured as sale and repurchase agreements pursuant to which we would nominally sell certain of our assets to a counterparty and simultaneously enter into an agreement to repurchase these assets at a later date in exchange for a purchase price. Economically, these agreements are financings which are secured by the assets sold pursuant thereto. We believe that we would be treated for REIT asset and income test purposes as the owner of the assets that are the subject of any such sale and repurchase agreement notwithstanding that such agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the assets during the term of the sale and repurchase agreement, in which case we could fail to qualify as a REIT.

We may be required to report taxable income for certain investments in excess of the economic income we ultimately realize from them.

We have acquired and may continue to acquire debt instruments in the secondary market for less than their face amount. The amount of such discount will generally be treated as “market discount” for U.S. federal income tax purposes. Accrued market discount is reported as income when, and to the extent that, any payment of principal of the debt instrument is made, unless we elect to include accrued market discount in income as it accrues. Principal payments on certain loans are made monthly, and consequently accrued market discount may have to be included in income each month as if the debt instrument were assured of ultimately being collected in full. If we collect less on the debt instrument than our purchase price plus the market discount we had previously reported as income, we may not be able to benefit from any offsetting loss deductions.

Similarly, some of the MBS that we acquire may have been issued with original issue discount. We will be required to report such original issue discount based on a constant yield method and will be taxed based on the assumption that all future projected payments due on such MBS will be made. If such MBS turns out not to be fully collectible, an offsetting loss deduction will become available only in the later year that uncollectability is provable.

In the event that any debt instruments or MBS acquired by us are delinquent as to mandatory principal and interest payments, or in the event payments with respect to a particular debt instrument are not made when due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income as it accrues, despite doubt as to its ultimate collectability. Similarly, we may be required to accrue interest income with respect to subordinate MBS at its stated rate regardless of whether corresponding cash payments are received or are ultimately collectable. In each case, while we would in general ultimately have an offsetting loss deduction available to us when such interest was determined to be uncollectible, the utility of that deduction could depend on our having taxable income in that later year or thereafter.

Finally, we or our TRS may recognize taxable “phantom income” as a result of modifications, pursuant to agreements with borrowers, of debt instruments that we acquire if the amendments to the outstanding debt are “significant modifications” under the applicable Treasury regulations. In addition, our TRS may be treated as a “dealer” for U.S. federal income tax purposes, in which case the TRS would be required to mark to market its assets at the end of each taxable year and recognize taxable gain or loss on those assets even though there has been no actual sale of those assets.

The “taxable mortgage pool” rules may increase the taxes that we or our stockholders may incur, and may limit the manner in which we effect future securitizations.

Securitizations by us or our subsidiaries could result in the creation of taxable mortgage pools for U.S. federal income tax purposes. As a result, we could have “excess inclusion income.” Certain categories of stockholders, such as non-U.S. stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to any such excess inclusion income. In addition, to the extent that our common stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, we may incur a corporate level tax on a portion of any excess inclusion income. In that case, we may reduce the amount of our distributions to any disqualified organization whose stock ownership gave rise to the tax. Moreover, we could face limitations in selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.

The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing mortgage loans, which would be treated as sales for U.S. federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to dispose of or securitize loans in a manner that was treated as a sale of the loans for U.S. federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans at the REIT level, and may limit the structures we utilize for our securitization transactions, even though the sales or structures might otherwise be beneficial to us.

The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.

We may acquire mezzanine loans, for which the IRS has provided a safe harbor but not rules of substantive law. In Revenue Procedure 2003-65, the IRS provided a safe harbor pursuant to which a mezzanine loan, if it meets certain requirements, will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% gross income test. We may acquire mezzanine loans that do not meet all of the requirements of this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and gross income tests and, if such a challenge were sustained, we could fail to qualify as a REIT.

Our ownership of TRSs will be limited and our transactions with our TRSs will cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm’s length terms.

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s length basis.

TRSs that we may form will pay U.S. federal, state and local income tax on their taxable income, and their after-tax net income will be available for distribution to us but is not required to be distributed by such domestic TRSs to us. We anticipate that the aggregate value of the stock and securities of our TRSs will be less than 25% of the value of our total assets (including our TRS stock and securities). Furthermore, we will monitor the value of our respective investments in our TRSs for the purpose of ensuring compliance with TRS ownership limitations. In addition, we will scrutinize all of our transactions with TRSs to ensure that they are entered into on arm’s length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 25% limitation discussed above or to avoid application of the 100% excise tax discussed above.

Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

The REIT provisions of the Internal Revenue Code substantially limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we intend to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRS.

ITEM 1B.	Unresolved Staff Comments.

None

ITEM 2.	Properties.

Our executive and administrative office is located at 2450 Broadway, 6th Floor, Santa Monica, CA 90404. Pursuant to the management agreement between us and our Manager, our Manager is responsible for providing offices necessary for all operations and, accordingly, all lease responsibilities belong to our Manager.

ITEM 3.	Legal Proceedings.

As of December 31, 2009, we were not involved in any legal proceedings.

ITEM 4.	RESERVED

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On September 23, 2009, the SEC declared effective our IPO registration statement (File No. 333-160323), and our common stock started trading on the New York Stock Exchange (“NYSE”) under the symbol “CLNY” on September 24, 2009. The following table illustrates the high, low and closing prices as reported on the NYSE and the dividends declared by quarter during 2009.

	High	Low	Close	Per Share Common Stock Dividends Declared
Third quarter(1)	$19.66	$19.25	$19.55	$—
Fourth quarter	20.99	18.44	20.37	0.07

(1)	Reflects the period between September 24, 2009, the date our common stock started trading on the NYSE, and September 30, 2009.

The last reported sale price of our common stock on the New York Stock Exchange on March 12, 2010 was $19.85. As of March 12, 2010, there were approximately 2,000 holders of record of our common stock.

Holders of our common stock and certain unvested restricted stock are entitled to receive distributions if and when the Board of Directors authorizes and declares distributions. The Board of Directors has not established any minimum distribution level. In order to maintain its qualifications as a REIT, the Company intends to pay dividends to its stockholders that, on an annual basis, will represent at least 90% of its taxable income (which may not necessarily equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gains.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes the shares of common stock authorized for issuance under our equity compensation plan as of December 31, 2009:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	100,000	$0.00	94,000
Equity compensation plans not approved by security holders	—	—	—

Total	100,000	$0.00	94,000

(1)	Represents the Company’s 2009 Non-Executive Director Stock Plan

Performance Graph

The following graph compares the cumulative total return on our common stock from September 24, 2009 to the NYSE closing price per share on December 31, 2009 with the cumulative total returns on the Standard & Poor’s 500 Composite Stock Price Index (the “S&P 500 Index”) and the FTSE National Association of Real Estate Investment Trusts Mortgage REIT Index (the “FTSE NAREIT MREIT Index”). The graph assumes the investment of $100 in our common stock and each of the indices on September 24, 2009 and the reinvestment of all dividends. The return shown on the graph is not necessarily indicative of future performance.

Recent Sales of Unregistered Securities

During the quarterly period ended June 30, 2009, we sold 1,000 shares of our common stock to Colony Capital Acquisitions, LLC for $1,000 in cash in connection with our initial capitalization on June 24, 2009. The sale of our common stock to Colony Capital Acquisitions, LLC was not registered under the Securities Act, and was made pursuant to the exemption provided under Section 4(2) of the Securities Act.

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

Use of Proceeds from Registered Securities

As previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, on September 23, 2009, the SEC declared effective our IPO registration statement on Form S-11 (File No. 333-160323), pursuant to which we received net proceeds of $247.5 million before deferred underwriting discounts and commissions and other accrued offering costs.

On October 23, 2009, in connection with the exercise of the overallotment option by the underwriters, we received net proceeds of approximately $37.1 million, net of underwriting discounts and commissions of $375,000.

As of March 12, 2010, we had entered into agreements or consummated transactions representing net investments or commitments to invest approximately $215 million, or 78%, of the net proceeds from our IPO and the private placement in the manner described in this Annual Report under the heading “Business—Recent Developments.”

ITEM 6.	Selected Financial Data.

The following selected financial data are derived from our audited financial statements for the period from June 23, 2009 (date of inception) through December 31, 2009. The selected financial data should be read in conjunction with the more detailed information contained in the financial statements and accompanying notes included in Item 15 of this Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(In thousands, except share and per share data)
Statement of Operations Data:
Income from unconsolidated joint ventures	$663
Interest income	428

Total income	1,091
Base management fees	196
Other expenses	1,293

Total expenses	1,489

Net loss	(398)
Net income attributable to noncontrolling interest	2

Net loss attributable to common stockholders	$(400)

Share Data:
Net loss per common share attributable to the Company–basic	$(0.06)
Net loss per common share attributable to the Company–diluted	$(0.06)
Dividends per share	$0.07
Weighted average number of common shares outstanding–basic	6,963,000
Weighted average number of common shares outstanding–diluted(1)	6,963,000

Balance Sheet Data—At Period End:
Investments in unconsolidated joint ventures	$129,087
Total assets	287,529
Deferred underwriting discounts and commissions payable	11,500
Total liabilities	14,112
Total stockholders’ equity	273,377
Total equity	273,417

Other Data:
Core Earnings (Loss)(2)	$(385)
Adjusted net income attributable to common stockholders before one-time investment transaction costs(3)	480
Cash flows provided by (used in):
Operating activities	(385)
Investing activities	(129,329)
Financing activities	287,044

(1)	Excludes 137,000 weighted average dilutive common share equivalents outstanding related to common stock issuable for reimbursement of Manager’s payment of underwriting discounts and commissions as the effect of their inclusion would be antidilutive due to the reported net loss for the period from June 23, 2009 (date of inception) to December 31, 2009.
(2)

Core Earnings is a non-GAAP measure and is defined as GAAP net income (loss) excluding non-cash equity compensation expense, the costs incurred in connection with our formation and our IPO, including the initial and additional underwriting discounts and commissions, the incentive fee, real estate depreciation and amortization (to the extent that we foreclose on any properties underlying our target assets) and any unrealized gains, losses or other non-cash items recorded in the period, regardless of whether such items are included in other comprehensive income or loss, or in net income. The amount will be adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between our Manager and our independent directors and after approval by a majority of our independent directors.

We believe that Core Earnings is a useful supplemental measure of our operating performance. The exclusion from Core Earnings of non-cash expenses and gains and losses allows investors and analysts to readily identify the operating results of the assets that form the core of our activity and assists in comparing those operating results between periods. Core Earnings is also the basis upon which the incentive fee to our Manager is calculated and is a key factor in determining the performance hurdle for the reimbursement of our Manager’s partial payment of the initial underwriting discounts and commissions (see “Business—Our Manager and the Management Agreement—Reimbursement of Manager’s Partial Payment of IPO Underwriting Discounts and Commissions”). Also, as some of our competitors use a similar supplemental measure, it facilitates comparisons of operating performance to other mortgage REITs. However, other mortgage REITs may use different methodologies to calculate Core Earnings, and accordingly, our Core Earnings may not be comparable to all other mortgage REITs.

Core Earnings does not represent cash flow from operations as defined by GAAP, should not be considered as an alternative to net income as defined by GAAP and is not indicative of cash available to fund all cash flow needs.

For a reconciliation of our GAAP net loss available for common stockholders to Core Earnings for the period from June 23, 209 (date of inception) to December 31, 2009, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Supplemental Financial Measure: Core Earnings.”

(3)	Adjusted net income attributable to common stockholders before one-time investment transaction costs is a non-GAAP financial measure that adjusts net income (loss) as computed in accordance with GAAP by excluding investment transaction costs incurred by our unconsolidated joint ventures in connection with the initial acquisition of assets. We believe that this adjusted income metric is useful to investors because it presents a better understanding of the recurring performance of the assets owned by our unconsolidated joint ventures.

A reconciliation of net income attributable to common stockholders to adjusted net income attributable to common stockholders before one-time investment transaction costs for the period from June 23, 2009 (date of inception) to December 31, 2009 is presented below:

Net income attributable to common stockholders	$(400)
One-time investment transaction costs	880

Adjusted net income attributable to common stockholders before one-time investment transaction costs	$480

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and accompanying notes included in Item 15 of this Annual Report.

Overview

We are a real estate finance company that was organized in June 2009 to acquire, originate and manage a diversified portfolio of real estate-related debt instruments. We focus primarily on acquiring, originating and managing commercial mortgage loans, which may be performing, sub-performing or non-performing loans (including loan-to-own strategies), and other commercial real estate-related debt investments. We also may acquire other real estate and real estate-related debt assets. We collectively refer to commercial mortgage loans, other commercial real estate-related debt investments, CMBS, REO properties and other real estate and real estate-related assets as our target assets. See “Business—Our Target Assets.”

We completed the IPO of our common stock on September 29, 2009, pursuant to which we sold an aggregate of 14,375,000 shares of our common stock (including 1,875,000 shares sold pursuant to the exercise of the underwriters’ overallotment option on October 23, 2009) at an offering price of $20.00 per share. We received net proceeds from our IPO (including the underwriters’ exercise of their overallotment option) of approximately $284.6 million before deferred underwriting discounts and commissions and other offering costs. Concurrently with our IPO, we completed a private placement of 250,000 shares of our common stock to certain of our executive officers and certain officers of Colony Capital, at a price per share of $20.00. The total proceeds of the private placement were $5.0 million (no underwriting costs were incurred in connection with the private placement). In connection with our IPO and the underwriters’ exercise of the overallotment option, our Manager paid $5.75 million on our behalf for underwriting discounts and commissions. We are obligated to reimburse our Manager in the form of 287,500 shares of our common stock if the Company achieves the incentive fee performance hurdle set forth in our management agreement.

We intend to elect to qualify as a REIT for U.S. federal income tax purposes, commencing with our initial taxable year ended December 31, 2009. We also intend to operate our business in a manner that will permit us to maintain our exemption from registration under the 1940 Act.

Business Objective and Outlook

Our objective is to provide attractive risk-adjusted returns to our investors, primarily through dividends and secondarily through capital appreciation. We intend to achieve this objective through investments in, and active management of, a diversified investment portfolio of performing, sub-performing and non-performing commercial mortgage loans and other attractively priced real estate-related debt investments. We believe there are abundant opportunities among our target assets that currently present attractive risk-return profiles. We believe that events in the financial markets have created significant dislocation between price and intrinsic value in certain of our target assets and that attractive investment opportunities will be available for a number of years. We believe that we are well positioned to capitalize on such opportunities as well as to remain flexible to adapt our strategy as market conditions change. We also believe that our Manager’s and its affiliates’ in-depth understanding of commercial real estate and real estate-related investments (including our target assets), and in-house underwriting and asset management capabilities, enable us to acquire assets with attractive risk-adjusted return profiles and the potential for meaningful capital appreciation.

Critical Accounting Policies

Our financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. In accordance with SEC guidance, the following discussion addresses the accounting policies that we believe will apply to us based on our expectation of the nature of our operations. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our financial statements are based were reasonable at the time made, based upon information available to us at that time. Our critical accounting policies and accounting estimates will be expanded over time as we fully implement our strategy. Those accounting policies and estimates that we currently expect to be most critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below. For further discussion of our significant accounting policies, see Note 3 to our consolidated financial statements included in this report.

Investment in Unconsolidated Joint Ventures

Since we commenced operations on September 29, 2009, all of our investment activities have been structured as joint ventures with one or more of the Co-Investment Funds. We generally hold 50% of the voting rights to elect the board of directors of the joint venture, but varying economic interests, which currently range from 5.12% to 37.88%. We have evaluated the joint ventures and concluded that they are variable interest entities (VIEs), however, we are not the primary beneficiary of the VIEs. Since we are not the primary beneficiary and are not required to consolidate the VIEs, we account for our investments in joint ventures using the equity method . We initially record investments in unconsolidated joint ventures at cost and adjust for our proportionate share of net earnings or losses, cash contributions made and distributions received, and other adjustments, as appropriate. Distributions of operating profit from joint ventures are reported as part of operating cash flows. Distributions related to a capital transaction, such as a refinancing transaction or sale, are reported as investing activities. The joint ventures’ critical accounting policies are similar to ours and their financial statements are prepared in accordance with GAAP.

Classification of Investment Securities and Valuation of Financial Instruments

Our MBS investments initially consist of CMBS classified as available-for-sale. As such, we expect that our MBS classified as available-for-sale will be carried at their fair value in accordance with FASB ASC 320, Investments—Debt and Equity Securities, or FASB ASC 320, with changes in fair value recorded through accumulated other comprehensive income/(loss), a component of stockholders’ equity, rather than through earnings. We do not intend to hold any of our investment securities for trading purposes; however, if our securities were classified as trading securities, there could be substantially greater volatility in our earnings, as changes in the fair value of securities classified as trading are recorded through earnings. Held-to-maturity MBS investments will be stated at their amortized cost, net of deferred fees and costs with income recognized using the effective interest method.

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

Loans Held-for-Investment

Loans are classified as held-for-investment based upon our intent and ability to hold the loans for the foreseeable future. Loans held for investment will be recorded at amortized cost, or the outstanding unpaid principal balance of the loan, net of unamortized acquisition premiums or discounts and unamortized costs and fees directly associated with the origination of the loan in accordance with FASB ASC 310-20, Nonrefundable Fees and Other Costs, or FASB ASC 310-20. Net deferred loan fees and origination costs will be recognized in interest income over the loan term as a yield adjustment using the interest method or a method that approximates a level rate of return over the loan term. We may also purchase loans held for investment at a discount to face value where, at the acquisition date, we expect to collect less than the contractual amounts due under the terms of the loan based, at least in part, on our assessment of the credit quality of the borrower. Loans acquired with evidence of deteriorated credit quality are recorded at our initial investment in the loan and subsequently accreted to our estimate of cash flows at acquisition expected to be collected. Costs and fees directly associated with acquiring loans with evidence of deteriorated credit quality are expensed as incurred.

Loan Impairment

Loans classified as held-for-investment are evaluated for impairment on a quarterly basis in accordance with FASB ASC 310, Receivables. Loans held for investment are considered impaired when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan or, for loans acquired at a discount to face value, when it is deemed probable that we will not be able to collect all amounts estimated to be collected at the time of acquisition. Impairment is measured by comparing the recorded amount of the loan to the present value of expected future cash flows discounted at the loan’s contractual effective rate or the fair value of the collateral, if the loan is collateral dependent. Upon measurement of impairment, we will record an allowance to reduce the carrying value of the loan and record a corresponding charge to net income. Significant judgment is required in determining impairment, including making assumptions regarding the value of the loan, the value of the underlying collateral and other provisions such as guarantees.

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

Fair Value Option

FASB ASC 825, Financial Instruments, or FASB ASC 825, permits entities to choose to measure many financial instruments and certain other items at fair value. Changes in fair value, along with transaction costs, would be reported through net income. FASB ASC 825 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. We have not elected the fair value option for any qualifying financial assets or liabilities that are not otherwise required to be carried at fair value in our financial statements.

Valuation of Financial Instruments

FASB ASC 820, Fair Value Measurements and Disclosures, or FASB ASC 820, establishes a new framework for measuring fair value and expands related disclosures. FASB ASC 820 establishes a hierarchy of valuation techniques based on the observability of inputs utilized in measuring financial instruments at fair values. FASB ASC 820 establishes market based or observable inputs as the preferred source of values, followed by valuation models using management assumptions in the absence of market inputs. The three levels of the hierarchy under FASB ASC 820 are described below:

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

Consolidation and Unconsolidated Joint Ventures

The Company has invested in assets through joint ventures with one or any combination of other investment funds managed by Colony Capital or its affiliates. For each of our investments in unconsolidated joint ventures, we have evaluated the underlying entities and have determined that while they are VIEs, the Company is not the primary beneficiary. A similar analysis will be performed for entities that issued securities we may acquire, entities with which we may have a lending relationship, and entities with which we may enter into an agreement for management, servicing, or related services.

In performing our analysis, we have considered the guidance in FASB ASC 810, Consolidation, or FASB ASC 810, and FASB ASC 860, Transfers and Servicing, or FASB ASC 860. Generally, a VIE is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor (including its related parties) that has disproportionately few voting rights. FASB ASC 810 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE. The primary beneficiary generally is the entity that will receive a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both.

In determining whether we are the primary beneficiary of a VIE, we considered qualitative and quantitative factors, including, but not limited to: the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; our and the other investors’ ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of us and the other investors. Significant judgments related to these determinations include estimates about the current and future fair values and performance of assets held by the VIEs and general market conditions. Since the Company is not the primary beneficiary of its VIE investments in joint ventures, we account for our investments using the equity method. Accordingly, we reflect our investments in unconsolidated joint ventures at cost, as adjusted by capital contributions, distributions, and the Company’s proportionate share of net income or loss of the respective joint venture. We will periodically evaluate our investments in unconsolidated joint ventures to determine whether the fair value of the interest is less than the carrying value, and, if so, whether such loss in value is other-than-temporary.

Interest Income Recognition

Interest income on our mortgage loans and AAA rated MBS is accrued based on the actual coupon rate and the outstanding principal balance of such assets. Premiums and discounts are amortized or accreted into interest income over the lives of the assets using the effective yield method, as adjusted for actual prepayments in accordance with FASB ASC 310-20. We will place mortgage loans on nonaccrual status when any portion of principal or interest is more than 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. When a mortgage loan is placed on nonaccrual status, we will reverse the accrual for unpaid interest and will not recognize interest income until the cash is received or the mortgage loan returns to accrual status. Generally, a mortgage loan may be returned to accrual status when all delinquent principal and interest are brought current in accordance with the terms of the loan agreement and certain performance criteria have been met by the borrower.

We expect that interest income on any securities rated below AAA, including unrated securities, will be recognized in accordance with FASB ASC 325-40, Beneficial Interests in Securitized Financial Assets. Under FASB ASC 325-40, cash flows from a security are estimated applying assumptions used to determine the fair value of such security and the excess of the future cash flows over the investment are recognized as interest income under the effective yield method. We will review and, if appropriate, make adjustments to our cash flow projections at least quarterly and monitor these projections based on input and analysis received from external sources, internal models, and our judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in interest income recognized on, or the carrying value of, such securities.

For whole loans purchased at a discount, we apply the provisions of FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, or FASB ASC 310-30, which addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. FASB ASC 310-30 limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. FASB ASC 310-30 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. Subsequent increases in cash flows expected to be collected generally will be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected will be recognized as impairment.

Hedging Instruments and Hedging Activities

We apply the provisions of FASB ASC 815, Derivatives and Hedging, or FASB ASC 815, which requires an entity to recognize all derivatives as either assets or liabilities in the balance sheets and to measure those instruments at fair value. Additionally, the fair value adjustments affect either other comprehensive income in stockholders’ equity until the hedged item is recognized in earnings or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. The Company uses derivative financial instruments to manage, or hedge, foreign currency risk. These derivative financial instruments must be effective in reducing our foreign currency risk exposure in order to qualify for hedge accounting. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income for each period until the derivative instrument matures or is settled. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market with the changes in value included in net income.

Recent Accounting Updates

On June 12, 2009, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140, or SFAS 166. SFAS 166 remains authoritative until such time that it is integrated into the ASC. SFAS 166 removes the concept of a qualifying special-purpose entity from FASB ASC 860 and eliminates the exception for qualifying special purpose entities from the consolidation guidance of FASB ASC 810. In addition, among other things, SFAS 166

(i) amends and clarifies the unit of account eligible for sale accounting as an entire financial asset, group of entire financial assets, or participating interest in an entire financial asset; (ii) eliminates the practicability exception for fair value measurement of assets obtained and liabilities incurred by a transferor in a transfer that meets the conditions for sale accounting; (iii) removes the special provisions in FASB ASC 860 for guaranteed mortgage securitizations; (iv) clarifies the requirements of the legal isolation analysis and the principle of effective control; and (v) requires enhanced disclosure about, among other things, a transferor’s continuing involvement with transfers of financial assets accounted for as sales, the risks inherent in transferred financial assets that have been retained, and the nature and financial effect of restrictions on the transferor’s assets that continue to be reported on the balance sheet.

In conjunction with the issuance of SFAS 166, the FASB also issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), or SFAS 167, which remains authoritative until such time that it is integrated into the ASC. Among other things, SFAS 167 amends certain guidance in FASB ASC 810 for determining whether an entity is a VIE, requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE, and requires enhanced disclosures about an enterprise’s involvement with a VIE. Under SFAS 167, an entity will be required to consolidate a VIE if it has both (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. In addition, SFAS 167 removes the current exemption for troubled debt restructurings.

The collective amendments to FASB ASC 810 and 860 are likely to result in more consolidation by sponsors of, and transferors to, entities that currently meet the definition of qualifying special purpose entities and will significantly affect securitization practices and accounting for transfers of financial assets. SFAS 166 and SFAS 167 are effective for the first annual reporting period that begins after November 15, 2009, or our fiscal year ending December 31, 2010. The Company is currently evaluating the effect, if any, the adoption of SFAS 166 and SFAS 167 will have on its securitizations strategy.

On January 21, 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, or FASB ASU 2010-06. FASB ASU 2010-06 amends FASB ASC 820 to require a number of additional disclosures regarding fair value measurements. Specifically, FASB ASU 2010-06 requires entities to disclose: (1) the amount of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers; (2) the reasons for any transfers in or out of Level 3; and (3) information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. Except for the requirement to disclose information about purchases, sales, issuances, and settlements in the reconciliation of recurring Level 3 measurements on a gross basis, which are effective for fiscal years beginning after December 15, 2010, all the amendments to FASB ASC 820 made by FASB ASU 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009. As such, these new disclosures will be required in the Company’s Form 10-Q for the three months ending March 31, 2010.

Investments

During the period from June 23, 2009 (date of inception) through December 31, 2009, we invested in the following unconsolidated joint ventures:

ColFin NW Funding, LLC (“NW Investor”)

On December 18, 2009, NW Investor acquired a portfolio of first mortgage commercial real estate loans with an aggregate unpaid principal balance of approximately $174.7 million from a U.S. life insurance company. The purchase price for the portfolio was approximately $130.4 million, excluding transaction costs. The mortgage portfolio contains 25 non-recourse performing loans with a weighted-average remaining term of 88 months and a weighted-average seasoning of 32 months. The unleveraged current cash yield on the portfolio is approximately 10.0% based upon the purchase price, which was at approximately 75% of the aggregate unpaid principal balance of the loans.

ColFin WLH Funding, LLC (“WLH Investor”)

On October 20, 2009, WLH Investor originated a $206.0 million senior secured term loan facility to WLH, of which $123.7 million was initially funded. The remaining commitment was funded in December 2009. The loan is secured by first mortgage interests on residential development projects throughout California, Arizona and Nevada, as well as certain other assets of WLH, including cash. Additionally, the loan is guaranteed by WLH and subsidiaries of WLH. The loan bears interest at a rate of 14.0% per annum, and WLH paid an upfront origination fee to WLH Investor equal to 3.0% of the maximum principal amount of $206.0 million.

Colony Funds Sants S.à r.l. (“Colonial Investor”)

On November 10, 2009, Colonial Investor entered into an agreement with a global financial institution to acquire its €903 million share of a €4.3 billion syndicated loan to Inmobiliaria Colonial, S.A., or Colonial, a leading Spanish real estate company listed on the Madrid Stock Exchange. Colonial owns prime rental office buildings in Spain and France, and a portfolio of high quality, undeveloped land, including residential and commercial projects, in Spain. The loan was acquired for approximately €329 million, representing a discount of approximately 63% to the principal balance of the loan.

ColFin J-11 Funding, LLC (“J-11 Investor”)

On December 21, 2009, J-11 Investor acquired a portfolio of first mortgage commercial real estate loans with an aggregate unpaid principal balance of approximately $33.0 million from a U.S. commercial bank. The purchase price for the portfolio was approximately $19.8 million, excluding transaction costs. The portfolio contains 11 recourse and non-recourse loans (10 of which currently are performing and one of which currently is delinquent) with a weighted-average remaining term of 96 months and a weighted-average seasoning of 24 months. The unleveraged current cash yield on the portfolio is approximately 11.0% based upon the purchase price, which was at approximately 61% of the aggregate unpaid principal balance of the loans.

ColLaguna (CA Lux) S.à r.l. (“Laguna Investor”)

On December 1, 2009, Laguna Investor acquired a portfolio of 94 primarily first mortgage non-performing commercial real estate loans with an aggregate unpaid principal balance of approximately €60.7 million from a network of German cooperative banks. The effective purchase price for the portfolio was approximately €9.8 million, excluding transaction costs, or approximately 16% of the unpaid principal balance of the loans.

ColFin WLH Land Acquisitions, LLC (“WLH Land Investor”)

On December 23, 2009, WLH Land Investor acquired approximately 1,100 lots from seven residential development projects from WLH. The purchase price for the lots was approximately $13.6 million, excluding transaction costs. WLH Land Investor entered into an easement agreement with WLH on three projects for a fee equivalent to an unleveraged cash yield of 9.8% based upon the purchase price of the total lots.

Matrix CDCF-CFI Advisors VI, LLC (“Matrix Investor”)

On October 8, 2009, Matrix Investor acquired a performing first mortgage on an office building in Westlake Village, California with an aggregate unpaid principal balance of approximately $11.3 million from a U.S. commercial bank. The purchase price for the loan was approximately $7.7 million, excluding transaction costs. The unleveraged current cash yield on the loan is approximately 8.4% based upon the purchase price, which was at approximately 68% of the unpaid principal balance of the loan.

C-VIII CDCF CFI MBS Investor, LLC (“MBS Investor”)

To date, MBS Investor has acquired $40.0 million of a AAA-rated A3 CMBS security for approximately $37.9 million. The security has been financed through TALF, resulting in loan proceeds of approximately $31.9 million and a net equity investment of $6.0 million. The security has a coupon rate of 5.29%. The TALF financing has a five-year term and is non-recourse and non-mark-to-market with an interest rate of 3.64%, resulting in a levered current cash yield of approximately 15.7%.

The following table presents certain information about the estimated fair value of available-for-sale CMBS held by MBS Investor as of December 31, 2009 (in thousands):

December 31, 2009
Principal balance	40,000
Unamortized discount	(2,015)
Unrealized loss	(405)

Estimated fair value	37,580

Results of Operations

Income from Unconsolidated Joint Ventures

Net income (loss) from the Company’s unconsolidated joint ventures for the period from June 23, 2009 (date of inception) to December 31, 2009 included $880,000 of one-time investment transaction costs expensed in connection with the initial acquisition of the investments. Net income (loss) from the Company’s unconsolidated joint ventures before and after these transaction costs is summarized below (in thousands):

	Net Income from Unconsolidated Joint Ventures Before Transaction Costs	Transaction Costs	Net Income (Loss) from Unconsolidated Joint Ventures
NW Investor	$221	$142	$79
WLH Investor	997	—	997
Colonial Investor	56	543	(487)
J-11 Investor	21	61	(40)
Laguna Investor	92	114	(22)
WLH Land Investor	7	—	7
Matrix Investor	58	20	38
MBS Investor	91	—	91

	$1,543	$880	$663

Our pro-rata share of the WLH loan origination fee was $1.5 million and this income is accrued by WLH Investor over the five-year loan term on using the effective yield method.

Interest Income

We generated interest income of $428,000 from money market accounts holding the cash balance of our IPO proceeds that was not invested in the ventures described above.

Expenses

Expenses consisted primarily of administrative expenses of approximately $1.1 million (of which $302,000 was reimbursed to an affiliate). These expenses included directors and officers insurance costs of $363,000, legal, accounting and tax costs of $304,000 and salary, bonus and benefit costs of $237,000. Base management fees of $196,000 were calculated using the formula described in the management agreement with the Manager.

Investments in Joint Ventures

As of December 31, 2009, approximately $98.4 million, or 76%, of our investments in unconsolidated joint ventures consisted of two investments.

As of December 31, 2009, the Company’s interest in each joint venture discussed above was as follows:

Joint Venture	The Company’s Ownership Percentage
ColFin NW Funding, LLC	37.88%
ColFin WLH Funding, LLC	24.03%
ColFin FRB Investor, LLC	TBD (1)
Colony Funds Sants S.à r.l.	5.12%
ColFin J-11 Funding, LLC	33.33%
ColLaguna (CA Lux) S.à r.l.	33.33%
ColFin WLH Land Acquisitions, LLC	24.03%
Matrix CDCF-CFI Advisors VI, LLC	33.33%
C-VIII CDCF CFI MBS Investor, LLC	33.33%
Colony CDCF-VIII-CFI Investor, LLC	33.33%

(1)	The final ownership percentage is dependent on the final capitalization of the transaction as described in “Business—Recent Developments.”

The following table summarizes certain characteristics of the joint ventures’ loans receivable and our proportionate share as of December 31, 2009 (amounts in thousands):

	Unpaid Principal Balance		Amortized Cost		Net Weighted Average Coupon	Current Yield on Original Cost	Average Maturity In Years
Collateral Type	Total	Company’s Proportionate Share	Total	Company’s Proportionate Share
Performing loans
Residential	$206,000	$49,502	$200,145	$48,095	14.00%	14.41%	4.8
Retail	92,176	34,430	68,146	25,532	6.11%	8.41%	9.2
Office	65,893	24,219	49,066	18,075	6.10%	8.39%	7.1
Industrial	37,716	14,287	28,215	10,687	6.17%	8.27%	7.3
Hospitality	5,876	2,226	2,585	979	6.38%	14.50%	8.0
Mixed use	14,803	4,934	9,706	3,236	6.24%	9.51%	8.1

Total performing	422,464	129,598	357,863	106,604	9.97%	10.58%	6.5

Non-performing loans
Residential	8,780	2,927	1,533	511
Retail	7,939	2,646	1,063	354
Industrial	9,923	3,308	2,279	760
Hospitality	3,771	1,257	946	315
Multifamily	39,003	13,001	4,075	1,358
Land	15,106	5,035	3,264	1,088
Other	5,765	1,922	884	295

Total non-performing	90,287	30,096	14,044	4,681

Total loans	$512,751	$159,694	$371,907	$111,285

The following table summarizes the geographical dispersion of the real estate properties collateralizing the joint ventures’ loans and our proportionate share as of December 31, 2009 (in thousands):

	Unpaid Principal Balance			Amortized Cost
	Total	Company’s Proportionate Share		Total	Company’s Proportionate Share
Region		$	%		$	%
Northeast	$36,598	$13,863	9%	$26,342	$9,978	9%
Mideast	21,384	8,100	5%	16,691	6,322	6%
Southeast	46,126	15,974	10%	29,084	10,116	9%
East North Central	39,288	14,882	9%	29,373	11,126	10%
West North Central	15,397	5,832	4%	11,890	4,504	4%
Southwest	9,336	3,537	2%	7,549	2,859	2%
Mountain	78,826	22,646	14%	70,600	19,736	18%
Pacific	177,959	45,581	29%	166,741	42,098	38%
Europe	87,837	29,279	18%	13,637	4,546	4%

Total	$512,751	$159,694	100%	$371,907	$111,285	100%

All of the joint ventures’ loans bear fixed interest rates ranging from 5.44% to 14.0% except for seven loans with a combined unpaid principal balance and amortized cost of $16,220,000 and $9,770,000, respectively, which bear variable interest indexed to the 6-month London Interbank Offered Rate. Maturity dates of the loans range from 2013 to 2023. Scheduled maturities based on unpaid principal balance of performing loans as of December 31, 2009 are as follows (in thousands):

December 31, 2009
Less than one year	$—
Greater than one year and less than five years	214,188
Greater than or equal to five years	143,675

Total	$357,863

Liquidity and Capital Resources

Our financing sources include the net proceeds from our IPO and the private placement. In addition, the joint venture between us and investment funds managed by affiliates of our Manager, on the one hand, and the FDIC, on the other hand, acquired the DB FDIC portfolio, in part, with leverage provided by the FDIC, and one of our co-investments with investment funds managed by affiliates of our Manager utilized funds made available under the TALF. Subject to maintaining our qualification as a REIT and our 1940 Act exemption, we also may attempt to secure corporate-level credit facilities (including term loans and revolving facilities), if available, to finance our assets and provide a funding source for future investments. We also may attempt to secure investment-level financing, if available, including term loans, securitizations, warehouse facilities, repurchase agreements and the issuance of debt and equity securities. We also expect to continue to invest in a number of our assets through co-investments with other investment vehicles managed by affiliates of our Manager and/or other third parties, which may allow us to pool capital to access larger transactions and diversify investment exposure. For more information about the conflicts of interest that may arise in connection with these co-investments, see “Business—Conflicts of Interest and Related Policies.”

Our primary uses of cash are to fund acquisitions of our target assets, to fund our operations, including overhead costs and the management fee to our Manager, to fund distributions to our stockholders and, to the extent we utilize leverage to acquire our target assets, to repay principal and interest on our borrowings. We expect to meet our capital requirements using cash on hand, cash flow generated from our operations, and principal and interest payments received from our investments. However, because of distribution requirements imposed on us to qualify as a REIT, which generally require that we distribute to our stockholders 90% of our taxable income, our ability to finance our growth must largely be funded by external sources of capital. As a result, we will have to rely on third-party sources of capital, which may or may not be available on favorable terms or at all.

Cash and Cash Flows

At March 12, 2010, we had cash and cash equivalents of $99.0 million, which is sufficient to satisfy all of our existing obligations.

Net cash used in operating activities was $385,000 during the period from June 23, 2009 (date of inception) to December 31, 2009. The main use of cash in operating activities was the payment of our administrative expenses.

Net cash used in investing activities was approximately $129.3 million for the period from June 23, 2009 (date of inception) to December 31, 2009. We invested approximately $140 million in investments in joint ventures and received a distribution from one of those joint ventures following a successful TALF financing of the CMBS investment within that joint venture.

Net cash provided by financing activities was approximately $287.0 million for the period from June 23, 2009 (date of inception) to December 31, 2009. Nearly all of this cash represents the net cash proceeds from our IPO and private placement.

Risk Management

Risk management is a significant component of our strategy to deliver consistent risk-adjusted returns to our stockholders. Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our exemption from registration under the 1940 Act, our Manager closely monitors our portfolio and actively manages risks associated with, among other things, our assets and interest rates. Prior to investing in any particular asset, our Manager’s underwriting team, in conjunction with third party providers, undertakes a rigorous asset-level due diligence process, involving intensive data collection and analysis, to ensure that we understand fully the state of the market and the risk-reward profile of the asset. In addition to evaluating the merits of any particular proposed investment, our Manager evaluates the diversification of our portfolio of assets. Prior to making a final investment decision, our Manager determines whether a target asset will cause our portfolio of assets to be too heavily concentrated with, or cause too much risk exposure to, any one borrower, real estate sector, geographic region, source of cash flow for payment or other geopolitical issues. If our Manager determines that a proposed acquisition presents excessive concentration risk, it may determine not to acquire an otherwise attractive asset.

For each asset that we acquire, Colony Capital’s in-house asset management team engages in active management of the asset, the intensity of which depends on the attendant risks. Once an asset manager has been assigned to a particular asset, the manager works collaboratively with the underwriting team to formulate a strategic plan for the particular asset, which includes evaluating the underlying collateral and updating valuation assumptions to reflect changes in the real estate market and the general economy. This plan also generally outlines several strategies for the asset to extract the maximum amount of value from each asset under a variety of market conditions. Such strategies vary depending on the type of asset, the availability of refinancing options, recourse and maturity, but may include, among others, the restructuring of non-performing or sub-performing loans, the negotiation of discounted pay-offs or other modification of the terms governing a loan, and the foreclosure and intense management of assets underlying non-performing loans in order to reposition them for profitable disposition. As long as an asset is in our portfolio, our Manager and its affiliates continuously track the progress of an asset against the original business plan to ensure that the attendant risks of continuing to own the asset do not outweigh the associated rewards. Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our exemption from registration under the 1940 Act, we currently expect that we will typically hold assets that we originate or acquire for between three and ten years. However, in order to maximize returns and manage portfolio risk while remaining opportunistic, we may dispose of an asset earlier than anticipated or hold an asset longer than anticipated if we determine it to be appropriate depending upon prevailing market conditions or factors regarding a particular asset. We can provide no assurances, however, that we will be successful in identifying or managing all of the risks associated with acquiring, holding or disposing of a particular asset or that we will not realize losses on certain assets.

Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our exemption from registration under the 1940 Act, we intend to mitigate the risk of interest rate volatility through the use of hedging instruments, such as interest rate swap agreements and interest rate cap agreements. The goal of our interest rate management strategy is to minimize or eliminate the effects of interest rate changes on the value of our assets, to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a favorable spread between the yield on our assets and the cost of financing such assets. In addition, because we are exposed to foreign currency exchange rate fluctuations, we may employ foreign currency risk management strategies, including the use of, among others, currency hedges. We can provide no assurances, however, that our efforts to manage interest rate and foreign currency exchange rate volatility will successfully mitigate the risks of such volatility on our portfolio.

Leverage Policies

Other than borrowings under government sponsored debt programs, such as the TALF and seller financing provided by the FDIC, we have not used leverage to finance our investments. However, while we believe we can achieve attractive yields on an unleveraged basis, we may use prudent amounts of leverage to increase potential returns to our stockholders and/or to finance future investments. To that end, subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our exemption from registration under the 1940 Act, we may attempt to secure corporate-level credit facilities (including term loans and revolving credit facilities). Given current market conditions, to the extent that we use borrowings to finance our assets, we currently expect that such leverage would not exceed, on a debt-to-equity basis, a 3-to-1 ratio, except with respect to investments financed with borrowings provided by the FDIC or under government sponsored debt programs, such as the TALF, leverage on which we currently expect would not exceed, on a debt-to-equity basis, a 6-to-1 ratio. We consider these initial leverage ratios to be prudent for our target asset classes. Our decision to use leverage currently or in the future to finance our assets will be based on our Manager’s assessment of a variety of factors, including, among others, the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in our portfolio, the ability to raise additional equity to reduce leverage and create liquidity for future investments, the availability of credit at favorable prices or at all, the credit quality of our assets and our outlook for borrowing costs relative to the interest income earned on our assets. Our decision to use leverage in the future to finance our assets will be at the discretion of our Manager and will not be subject to the approval of our stockholders, and we are not restricted by our governing documents or otherwise in the amount of leverage that we may use. To the extent that we use leverage in the future, we may mitigate interest rate risk through utilization of hedging instruments, primarily interest rate swap and cap agreements, to serve as a hedge against future interest rate increases on our borrowings.

Contractual Obligations and Commitments

The following table and the other information below summarize our known contractual obligations as of December 31, 2009 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year		1-3 Years		3-5 Years	More Than 5 Years
Purchase obligations	$25,600	$25,600	(1)(2)
Other long-term liabilities reflected on balance sheet under GAAP	11,500			11,500	(3)

Total	$37,100	$25,600		$11,500		$	$

(1)	Includes a $24.0 million equity commitment related to our participation in the pending acquisition of First Republic Bank. The equity commitment is subject to, among other things, the successful closing of the transaction, which is expected close in the second quarter of 2010, subject to regulatory approval and the satisfaction of other customary conditions precedent set forth in the purchase and sale agreement related to the transaction. We also entered into a limited guaranty in connection with this transaction. In the event that our obligations under limited guaranty are triggered, our aggregate liability would be capped at $24.0 million. See “Business—Recent Developments.”
(2)	On December 2, 2009, we committed to invest a total of $13.4 million in a joint venture with investment funds managed by affiliates of our Manager that acquired a performing loan issued by a Spanish real estate company. To date, we have invested $11.8 million for the purchase and customary and ordinary operating costs of the joint venture, leaving a $1.6 million commitment for future fundings.

(3)	In connection with our IPO and the underwriters’ exercise of the overallotment option, the underwriters deferred $5.75 million and our Manager paid $5.75 million on our behalf for underwriting discounts and commissions. These amounts are payable to the underwriters in cash and to our Manager in the form of 287,500 shares of our common stock if the Company achieves the performance hurdle. See “Business—Our Manager and the Management Agreement—Reimbursement of Manager’s Partial Payment of the IPO Underwriting Discounts and Commissions.”

Concurrently with the completion of our IPO, we entered into a management agreement with our Manager, pursuant to which our Manager is entitled to receive a base management fee and the reimbursement of certain expenses (including a reimbursement for our Manager’s partial payment of the IPO underwriting discounts and commissions, as described below), and may earn incentive fees. See “Business—Our Manager and the Management Agreement.” Our Manager will use the proceeds from the management fee, in part, to pay compensation to its officers and personnel who, notwithstanding that certain of them also are our officers, will receive no cash compensation directly from us.

Pursuant to a secondment agreement between us and Colony Capital, we are responsible for Colony Capital’s expenses incurred in employing our chief financial officer, Mr. Tangen, including annual base salary, bonus potential, any related withholding taxes and employee benefits. As a result, we are responsible for reimbursing Colony Capital, on a monthly basis at the end of each month, an amount equal to the sum of (a) Mr. Tangen’s base salary for such month and (b) Colony Capital’s cost of providing employee benefits to Mr. Tangen for such month. In addition, for the year ended December 31, 2009, Colony Capital paid Mr. Tangen a cash bonus, of which $128,767 is allocable to us as a reimbursable expense pursuant to the secondment agreement.

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

Dividends

We intend to make regular quarterly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We intend to pay regular quarterly dividends to our stockholders in an amount equal to our net taxable income, if and to the extent authorized by our board of directors. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service if any. If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities. We currently do not intend to use the proceeds of this offering, our IPO or the private placement to make distributions to our stockholders, except if necessary to meet our REIT distribution requirements or eliminate our U.S federal taxable income.

On December 21, 2009, our board of directors declared a quarterly dividend of $0.07 per share of our common stock, which was paid on January 20, 2010 to stockholders of record on December 31, 2009.

Off-Balance Sheet Arrangements

On January 7, 2010, we, together with investment funds managed by affiliates of our Manager, committed to contribute up to an additional $5 million, to the extent it is required, in order to support a guaranty issued by one of our subsidiaries. Our share of this additional commitment is up to $1.7 million.

On December 2, 2009, we committed to invest a total of $13.4 million in a joint venture with investment funds managed by affiliates of our Manager that acquired a performing loan issued by a Spanish real estate company. To date, we have invested $11.8 million for the purchase and customary and ordinary operating costs of the joint venture, leaving a $1.6 million commitment for future fundings.

On October 21, 2009, we, through an acquisition entity formed by us with investment funds managed by affiliates of our Manager, made a $24.0 million equity commitment in connection with the pending acquisition of First Republic Bank. The equity commitment is subject to, among other things, the successful closing of the transaction, which is expected close in the second quarter of 2010, subject to regulatory approval and the satisfaction of other customary conditions precedent set forth in the purchase and sale agreement related to the transaction. We also entered into a limited guaranty in connection with this transaction. In the event that our obligations under limited guaranty are triggered, our aggregate liability would be capped at $24.0 million. See “Business—Recent Developments.”

Non-GAAP Supplemental Financial Measure: Core Earnings

Core Earnings is a non-GAAP measure and is defined as GAAP net income (loss) excluding non-cash equity compensation expense, the costs incurred in connection with our formation and our IPO, including the initial and additional underwriting discounts and commissions, the incentive fee, real estate depreciation and amortization (to the extent that we foreclose on any properties underlying our target assets) and any unrealized gains, losses or other non-cash items recorded in the period, regardless of whether such items are included in other comprehensive income or loss, or in net income. The amount will be adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between our Manager and our independent directors and after approval by a majority of our independent directors.

We believe that Core Earnings is a useful supplemental measure of our operating performance. The exclusion from Core Earnings of non-cash expenses and gains and losses allows investors and analysts to readily identify the operating results of the assets that form the core of our activity and assists in comparing those operating results between periods. Core Earnings is also the basis upon which the incentive fee to our Manager is calculated and is a key factor in determining the performance hurdle for the reimbursement of our Manager’s partial payment of the initial underwriting discounts and commissions (see “Business—Our Manager and the Management Agreement—Reimbursement of Manager’s Partial Payment of IPO Underwriting Discounts and Commissions”). Also, as some of our competitors use a similar supplemental measure, it facilitates comparisons of operating performance to other mortgage REITs. However, other mortgage REITs may use different methodologies to calculate Core Earnings, and accordingly, our Core Earnings may not be comparable to all other mortgage REITs.

Core Earnings does not represent cash flow from operations as defined by GAAP, should not be considered as an alternative to net income as defined by GAAP and is not indicative of cash available to fund all cash flow needs.

A reconciliation of our GAAP net loss attributable to common stockholders to Core Earnings for the period from June 23 (date of inception) to December 31, 2009 is presented below:

Period from June 23 (Date of Inception) to December 31, 2009
GAAP net loss attributable to common stockholders	$(400)
Adjustment to GAAP net loss to reconcile to Core Earnings (Loss):
Noncash equity compensation expense	15

Core Earnings (Loss)	$(385)

Inflation

Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance more so than inflation, although inflation rates can often have a meaningful influence over the direction of interest rates. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Furthermore, our financial statements are prepared in accordance with GAAP and our distributions are determined by our board of directors primarily based on our taxable income, and, in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk includes the exposure to loss resulting from changes in interest rates, credit curve spreads, foreign currency exchange rates, commodity prices, equity prices and credit risk in our underlying investments. The primary market risks to which the Company is exposed, either directly or indirectly through its investments in unconsolidated joint ventures, are credit risk, interest rate risk, credit curve spread risk and foreign currency risk. As the joint ventures currently intend to hold the underlying loan investments to maturity and the Company did not have any interest-bearing financing as of December 31, 2009, except for the TALF financing on our CMBS investment, the Company has limited interest rate and credit curve spread risk.

Credit Risk

The Company’s joint venture investments are subject to a high degree of credit risk. Credit risk is the exposure to loss from loan defaults. Default rates are subject to a wide variety of factors, including, but not limited to, borrower financial condition, property performance, property management, supply/demand factors, construction trends, consumer behavior, regional economics, interest rates, the strength of the U.S. economy, and other factors beyond the control of the Company. All loans are subject to a certain probability of default. The Company manages credit risk through the underwriting process, acquiring our investments at the appropriate discount to face value, if any, and establishing loss assumptions. The Company also carefully monitors the performance of the loans held by the joint ventures, as well as external factors that may affect their value.

Interest Rate and Credit Curve Spread Risk

Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond the control of the Company. Credit curve spread risk is highly sensitive to the dynamics of the markets for commercial real estate loans and securities held by the Company. Excessive supply of these assets combined with reduced demand will cause the market to require a higher yield. This demand for higher yield will cause the market to use a higher spread over the U.S. Treasury securities yield curve, or other benchmark interest rates, to value these assets. The majority of the performing loans held by our unconsolidated joint ventures are fixed rate loans. As U.S. Treasury securities are priced to a higher yield and/or the spread to U.S. Treasuries used to price the assets increases, the price at which the joint ventures could sell some of the assets may decline. Conversely, as U.S. Treasury securities are priced to a lower yield and/or the spread to U.S. Treasuries used to price the assets decreases, the value of the loan portfolios may increase.

As of December 31, 2009, the Company and the joint ventures did not have any interest rate hedges. However, in the future, the Company or its unconsolidated joint ventures may utilize a variety of financial instruments, including interest rate swaps, caps, floors and other interest rate exchange contracts, in order to limit the effects of fluctuations in interest rates on its operations. The use of these types of derivatives to hedge interest-earning assets and/or interest-bearing liabilities carries certain risks, including the risk that losses on a hedge position will reduce the funds available for distribution and that such losses may exceed the amount invested in such instruments. A hedge may not perform its intended purpose of offsetting losses of rising interest rates. Moreover, with respect to certain of the instruments used as hedges, the Company is exposed to the risk that the counterparties with which the Company trades may cease making markets and quoting prices in such instruments, which may render the Company unable to enter into an offsetting transaction with respect to an open position. If the Company anticipates that the income from any such hedging transaction will not be qualifying income for REIT income purposes, the Company may conduct all or part of its hedging activities through a to-be-formed corporate subsidiary that is fully subject to federal corporate income taxation. The profitability of the Company may be adversely affected during any period as a result of changing interest rates.

Currency Risk

The Company has foreign currency rate exposures related to its equity investments in joint ventures which hold certain commercial real estate loan investments in Europe. The Company’s sole currency exposure is to the Euro. Changes in currency rates can adversely impact the fair values and earnings of the Company’s non-U.S. holdings. The Company mitigates this impact by utilizing currency instruments to hedge the capital portion of its foreign currency risk. The type of hedging instrument that the Company employed on its European investments as of December 31, 2009 was a costless collar (buying a protective put while writing an out-of-the-money covered call with a strike price at which the premium received is equal to the premium of the protective put purchased) which involved no initial capital outlay. The puts were structured with strike prices approximately 10% lower than the Company’s cost basis in such investments, thereby limiting any Euro related foreign exchange related fluctuations to approximately 10% of the original capital invested in the deal.

The Company has six outstanding hedging instruments with an aggregate notional amount of €11.1 million. At December 31, 2009, the market value of the Company’s currency hedging instruments was net unrealized gain of $0.3 million. The maturity dates of such instruments approximate the projected dates of related cash flows for specific investments. Termination or maturity of currency hedging instruments may result in an obligation for payment to or from the counterparty to the hedging agreement. The Company is exposed to credit loss in the event of non-performance by counterparties for these contracts. The Company selects major international banks and financial institutions as counterparties to manage this risk and does not expect any counterparty to default on its obligations.

The following table summarizes the notional amounts and fair (carrying) values of the Company’s derivative financial instruments as of December 31, 2009 (in thousands except exchange rates):

Derivative Financial Instrument	Notional Amount	Cap (USD/€)	Floor (USD/€)	Expiration Date	Net Fair Value
Collar	€790	1.614	1.350	June 2010	$12
Collar	1,250	1.614	1.350	December 2010	27
Collar	640	1.618	1.350	June 2011	16
Collar	650	1.620	1.350	December 2011	17
Collar	4,000	1.635	1.350	December 2012	105
Collar	3,800	1.627	1.340	December 2012	81

	€11,130				$258

ITEM 8.	Financial Statements and Supplementary Data

The financial statements required by this item and the reports of the independent accountants thereon appear on pages F-1 to F-31. See accompanying Index to the Consolidated Financial Statements on page F-1. The supplementary financial data required by Item 302 of Regulation S-K appears in Note 11 to the consolidated financial statements.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2009.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2009.

ITEM 11.	Executive Compensation.

The information required by Item 11 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2009.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2009.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2009.

ITEM 14.	Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2009.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

Financial Statements of the Company

(b) Exhibits

The Exhibit Index attached hereto is incorporated by reference under this item.

(c) Schedules

All schedules are omitted because they are not applicable, or the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Colony Financial, Inc.

We have audited the accompanying consolidated balance sheet of Colony Financial, Inc. (the “Company”) as of December 31, 2009 and the related consolidated statements of operations, equity and comprehensive loss and cash flows for the period from June 23, 2009 (Date of Inception) to December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Colony Financial, Inc. at December 31, 2009, and the consolidated results of its operations and its cash flows for the period from June 23, 2009 (Date of Inception) to December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Los Angeles, California

March 22, 2010

COLONY FINANCIAL, INC.

CONSOLIDATED BALANCE SHEET

(In thousands, except share and per share data)

December 31, 2009
ASSETS
Investments in unconsolidated joint ventures	$129,087
Cash and cash equivalents	157,330
Other assets	1,112

Total assets	$287,529

LIABILITIES AND EQUITY
Liabilities:
Accrued and other liabilities	$1,112
Due to affiliate	476
Dividends payable	1,024
Deferred underwriting discounts and commissions payable to underwriters	5,750
Deferred underwriting discounts and commissions reimbursable to Manager	5,750

Total liabilities	14,112

Commitments and contingencies

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—
Common stock, $0.01 par value, 450,000,000 shares authorized, 14,631,000 shares issued and outstanding	146
Additional paid-in capital	275,247
Distributions in excess of earnings	(1,424)
Accumulated other comprehensive loss	(592)

Total stockholders’ equity	273,377
Noncontrolling interest	40

Total equity	273,417

Total liabilities and equity	$287,529

The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except share and per share data)

Period from June 23, 2009 (Date of Inception) to December 31, 2009
Income
Equity in income from unconsolidated joint ventures	$663
Interest income	428

Total income	1,091

Expenses
Base management fees	196
Investment expenses	175
Administrative expenses	810
Administrative expenses reimbursed to affiliate	302
Organization costs	6

Total expenses	1,489

Net loss	(398)
Net income attributable to noncontrolling interest	2

Net loss attributable to common stockholders	$(400)

Net loss per share:
Basic	$(0.06)

Diluted	$(0.06)

Weighted average number of common shares outstanding:
Basic	6,963,000

Diluted	6,963,000

The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.

CONSOLIDATED STATEMENT OF EQUITY AND COMPREHENSIVE LOSS

(In thousands, except share data)

	Period from June 23, 2009 (Date of Inception) to December 31, 2009
	Common Stock		Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance at June 23, 2009	—	$—	$—	$—	$—	$—	$—	$—
Comprehensive loss:
Net (loss) income	—	—	—	(400)	—	(400)	2	(398)
Equity in other comprehensive income of unconsolidated joint venture	—	—	—	—	(132)	(132)	(3)	(135)
Change in fair value of derivative instruments designated as hedges	—	—	—	—	258	258	—	258
Foreign currency translation adjustments	—	—	—	—	(718)	(718)	—	(718)

Comprehensive loss								(993)
Initial capital contribution	1,000	—	1	—	—	1	—	1
Issuance of common stock	14,625,000	146	292,354	—	—	292,500	—	292,500
Offering costs	—	—	(17,122)	—	—	(17,122)	—	(17,122)
Award of nonvested restricted stock	6,000	—	—	—	—	—	—	—
Repurchase of common stock issued for initial capitalization	(1,000)	—	(1)	—	—	(1)	—	(1)
Amortization of stock compensation	—	—	15	—	—	15	—	15
Contributions from noncontrolling interest	—	—	—	—	—	—	253	253
Distributions to noncontrolling interest	—	—	—	—	—	—	(212)	(212)
Dividends declared ($0.07 per share)	—	—	—	(1,024)	—	(1,024)	—	(1,024)

Balance at December 31, 2009	14,631,000	$146	$275,247	$(1,424)	$(592)	$273,377	$40	$273,417

The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

Period from June 23, 2009 (Date of Inception) to December 31, 2009
Cash Flows from Operating Activities
Net loss	$(398)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of nonvested common stock compensation	15
Equity in income of unconsolidated joint ventures	(663)
Distributions of income from unconsolidated joint ventures	52
Changes in operating assets and liabilities
Increase in other assets	(127)
Increase in accrued liabilities	367
Increase in due to affiliate	369

Net cash used in operating activities	(385)

Cash Flows from Investing Activities
Contributions to unconsolidated joint ventures	(139,940)
Distributions from unconsolidated joint ventures	10,611

Net cash used in investing activities	(129,329)

Cash Flows from Financing Activities
Net proceeds from issuance of common stock	289,626
Payment of offering costs	(2,622)
Repurchase of common stock issued for initial capitalization	(1)
Contributions from noncontrolling interest	253
Distributions to noncontrolling interest	(212)

Net cash provided by financing activities	287,044

Net increase in cash	157,330
Cash and cash equivalents, beginning of period	—

Cash and cash equivalents, end of period	$157,330

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Offering costs included in accrued liabilities	$125

Deferred underwriting discounts and commissions payable to underwriters	$5,750

Deferred underwriting discounts and commissions reimbursable to Manager	$5,750

Dividends payable	$1,024

The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

1. Organization

Colony Financial, Inc. (the “Company”) was organized on June 23, 2009 as a Maryland corporation for the purpose of acquiring, originating and managing commercial mortgage loans, which may be performing, sub-performing or non-performing loans (including loan-to-own strategies), and other commercial real estate-related debt investments. The Company is managed by Colony Financial Manager, LLC (the “Manager”), a Delaware limited liability company, and an affiliate of the Company. The Company intends to elect and qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code commencing with its first taxable period ended December 31, 2009.

2. Initial Public Offering

On September 29, 2009, the Company completed its initial public offering of its common stock (the “IPO”) pursuant to which the Company sold 12,500,000 shares of its common stock, par value $0.01 per share, at a price per share of $20.00, resulting in gross proceeds to the Company of $250.0 million. On October 23, 2009, the Company issued an additional 1,875,000 shares of common stock at $20.00 per share upon exercise of the overallotment option by the underwriters, resulting in gross proceeds of $37.5 million. In connection with the IPO, including the overallotment, the Company paid $0.20 per share, or $2.875 million, and the Manager paid $0.40 per share, or $5.75 million, in underwriting discounts and commissions. The Company will pay another $0.40 per share, or $5.75 million, in cash to the underwriters and reimburse the $0.40 per share paid by the Manager (in the form of 287,500 shares of the Company’s common stock) if during any full four calendar quarter period during the 24 full calendar quarters after the IPO, the Company’s Core Earnings (as defined in Note 8) for any such four-quarter period exceeds an 8% performance hurdle rate. The deferred underwriting discounts and commissions, including amounts expected to be reimbursed to the Manager, were accrued for as a liability as of the IPO date, as the Company has determined the likelihood of reimbursement of the Manager by the Company and payment to the underwriters to be probable and reasonably estimable. See Note 8 for additional information. The Company also incurred approximately $2.7 million in other offering costs. Total offering costs of approximately $17.1 million, including the underwriting discounts and commissions and deferred underwriting fees, were recorded as a reduction of additional paid-in capital. The Company received net proceeds of approximately $284.6 million before deferred underwriting discounts and commissions and other offering costs.

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

3. Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105, Generally Accepted Accounting Principles, which establishes the FASB ASC as the single source of authoritative nongovernmental GAAP. All other accounting literature not included in the FASB

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

ASC is considered non-authoritative, except grandfathered FASB Standards not yet integrated into the ASC. The adoption of FASB ASC 105 did not impact the Company’s financial position or results of operations.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term, highly liquid investments with original maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value.

Investment in Unconsolidated Joint Ventures

Since the commencement of operations on September 29, 2009, all of the Company’s investment activities have been structured as joint ventures with one or more of the private investment funds managed by affiliates of Colony Capital under the investment allocation agreement (see Note 8). The Company has evaluated the joint ventures and concluded that they are variable interest entities (“VIEs”); however, the Company is not the primary beneficiary of the VIEs. Since the Company is not the primary beneficiary and is not required to consolidate the VIEs, the Company accounts for investments in joint ventures using the equity method. The Company initially records investments in unconsolidated joint ventures at cost and adjusts it for the Company’s proportionate share of net earnings or losses, cash contributions made and distributions received, and other adjustments, as appropriate. Distributions of operating profit from joint ventures are reported as part of operating cash flows. Distributions related to a capital transaction, such as a refinancing transaction or sale, are reported as investing activities. The joint ventures’ critical accounting policies are similar to the Company’s and their financial statements are prepared in accordance with GAAP.

Other Assets

Other assets include the fair value of derivative instruments, prepaid expenses and amounts advanced on behalf of future joint ventures.

Underwriting Discounts and Commissions and Offering Costs

In connection with the IPO and the underwriters’ exercise of the overallotment option, the Company incurred approximately $17.1 million in offering costs and underwriting discounts and commissions, which were charged to additional paid-in capital, as summarized in the following table (in thousands):

Underwriting discounts and commissions paid at closing	$2,875
Deferred underwriting discounts and commissions payable to underwriters	5,750
Deferred underwriting discounts and commissions reimbursable to Manager	5,750
Other offering costs	2,747

$17,122

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

Of the $2.7 million of other offering costs, $558,000 was paid by Colony Capital on the Company’s behalf and was reimbursed by the Company during the fourth quarter of 2009.

Foreign Currency Translation

Investments in unconsolidated foreign joint ventures denominated in Euro are translated at the exchange rate on the balance sheet date. Income from investments in unconsolidated foreign joint ventures is translated at the average rate of exchange prevailing during the period such income was earned. Translation adjustments resulting from this process are recorded as other comprehensive income (loss). Foreign currency transaction gains and losses are reported in other income (expense), net in the consolidated statements of income.

Derivatives and Hedging

The Company applies the provisions of FASB ASC 815, Derivatives and Hedging. FASB ASC 815 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value in accordance with FASB ASC 820, Fair Value Measurement and Disclosures.

Organization Costs

Costs incurred to organize the Company were expensed as incurred.

Net Earnings Per Share

The Company calculates basic earnings per share using the two-class method in accordance with FASB ASC 260, Earnings per Share. FASB ASC 260 defines unvested share-based payment awards that contain nonforfeitable rights to dividends as participating securities. The two-class method is an allocation formula that determines earnings per share for each share of common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. Earnings per common share is calculated by dividing earnings allocated to common shareholders by the weighted-average number of common shares outstanding during the period.

The calculation of diluted income per share is similar to the calculation of basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

Income Taxes

The Company intends to elect to qualify as a REIT, commencing with the Company’s initial taxable year ended December 31, 2009. A REIT is generally not subject to corporate level federal and state income tax on net income it distributes to its stockholders. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute at least 90% of its taxable income to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal and state income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, it and its subsidiaries may be subject to certain federal, state, local and foreign taxes on its income and property and to federal income and excise taxes on its undistributed taxable income.

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

The Company has elected or may elect to treat certain of its existing or newly created corporate subsidiaries as taxable REIT subsidiaries (each a “TRS”). In general, a TRS of the Company may perform non-customary services for tenants of the Company, hold assets that the Company cannot hold directly and, subject to certain exceptions related to hotels and healthcare properties, may engage in any real estate or non-real estate related business. A TRS is treated as a regular corporation and is subject to federal, state, local, and foreign taxes on its income and property. The Company’s corporate and TRS subsidiaries did not have significant tax provisions or deferred income tax items for the initial taxable year ended December 31, 2009.

The Company has elected to treat Colony Financial Holdco, LLC (“Holdco”), a wholly owned subsidiary which holds its indirect investment in Laguna Investor, as a TRS.

The provisions of FASB ASC 740, Income Taxes, clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute for tax positions taken or expected to be taken on a tax return. FASB ASC 740 also requires that interest and penalties related to unrecognized tax benefits be recognized in financial statements. No amounts have been recorded by the Company for unrecognized tax benefits, interest expense or penalties.

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

Concentration of Risk

As of December 31, 2009, approximately $98.4 million, or 76%, of the Company’s investments in unconsolidated joint ventures consisted of two investments. See Note 4 for combined condensed financial statements of unconsolidated joint ventures.

The Company maintains its cash accounts in a number of commercial banks. Accounts at these banks are guaranteed by the Federal Deposit Insurance Corporation (the “FDIC”) up to $250,000. At various times during the year, the Company had deposits in excess of the FDIC insurance limit.

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

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

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

On January 21, 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements (“FASB ASU 2010-06”). FASB ASU 2010-06 amends FASB ASC 820 to require a number of additional disclosures regarding fair value measurements. Specifically, FASB ASU 2010-06 requires entities to disclose: (1) the amount of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers; (2) the reasons for any transfers in or out of Level 3; and (3) information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. Except for the requirement to disclose information about purchases, sales, issuances, and settlements in the reconciliation of recurring Level 3 measurements on a gross basis, which are effective for fiscal years beginning after December 15, 2010, all the amendments to FASB ASC 820 made by FASB ASU 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009. As such, these new disclosures will be required in the Company’s Report on the Form 10-Q beginning with the three months ending March 31, 2010.

4. Investments in Unconsolidated Joint Ventures

Pursuant to the investment allocation agreement between the Company, the Manager and Colony Capital (see Note 8), the Company’s recent investment activities have been structured as joint ventures with one or more funds managed by Colony Capital or its affiliates. The joint ventures are generally capitalized through equity contributions from the members, although in certain cases they may leverage their investments through Term Asset-Backed Securities Loan Facility (“TALF”) financing or other lending arrangements. The Company believes that the joint ventures could obtain financing for their investments, if necessary, at competitive market rates. The Company’s exposure to the joint ventures is limited to amounts invested or committed to the joint ventures at inception, and neither the Company nor the other investors are required to provide financial or other support in excess of their capital commitments.

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

The Company analyzed each of the joint ventures at inception and determined that they were VIEs, but that the Company was not the primary beneficiary. In performing its analysis of whether it was the primary beneficiary, the Company considered qualitative and quantitative factors, including, but not limited to: the amount and characteristics of its investment relative to other investors; the obligation or likelihood for the Company’s or other investors to provide financial support; the Company’s and the other investors’ ability to control or significantly influence key decisions for the VIE; and the VIE’s similarity with and significance to the business activities of the Company and the other investors. Significant judgments related to these determinations include estimates about the current and future fair values and performance of assets held by the VIEs and general market conditions.

Activity in investments in unconsolidated joint ventures for the period from June 23, 2009 (date of inception) through December 31, 2009 is summarized below:

Period from June 23, 2009 (Date of Inception) to December 31, 2009
Balance at June 23, 2009	$—
Contributions	139,940
Distributions	(10,663)
Equity in net income	663
Equity in other comprehensive loss	(135)
Foreign exchange translation loss	(718)

Balance at December 31, 2009	$129,087

The following are the Company’s investments in various joint ventures with one or more funds managed by Colony Capital or its affiliates under the investment allocation agreement (see Note 8). The Company accounts for its investments in joint ventures using the equity method of accounting as the Company has determined that the joint ventures are VIEs, but the Company is not the primary beneficiary. The Company’s interest in each joint venture as of December 31, 2009 is as follows:

Joint Venture	The Company’s Ownership Percentage
ColFin NW Funding, LLC (“NW Investor”)	37.88%
ColFin WLH Funding, LLC (“WLH Investor”)	24.03%
ColFin FRB Investor, LLC (“FRB Investor”)	TBD (1)
Colony Funds Sants S.à r.l. (“Colonial Investor”)	5.12%
ColFin J-11 Funding, LLC (“J-11 Investor”)	33.33%
ColLaguna (CA Lux) S.à r.l. (“Laguna Investor”)	33.33%
ColFin WLH Land Acquisitions, LLC (“WLH Land Investor”)	24.03%
Matrix CDCF-CFI Advisors VI, LLC (“Matrix Investor”)	33.33%
C-VIII CDCF CFI MBS Investor, LLC (“MBS Investor”)	33.33%
Colony CDCF-VIII-CFI Investor, LLC (“Deposit Funding Investor”)	33.33%

(1)	The final ownership percentage is dependent on the final capitalization of the transaction as described below.

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

The Company made the following investments in unconsolidated joint ventures during the period from June 23, 2009 (date of inception) to December 31, 2009:

•

On December 18, 2009, NW Investor, a joint venture with an investment fund managed by affiliates of the Manager, acquired a portfolio of first mortgage commercial real estate loans with an aggregate unpaid principal balance of approximately $174.7 million from a U.S. life insurance company for approximately 75% of the aggregate unpaid principal balance. The purchase price for the portfolio was approximately $130.4 million, excluding transaction costs. The Company’s pro rata share of the purchase price was approximately $49.4 million, exclusive of transaction costs. The mortgage portfolio contains 25 non-recourse performing loans.

•

On October 20, 2009, WLH Investor, a joint venture with investment funds managed by affiliates of the Manager, originated a $206.0 million senior secured term loan facility to William Lyon Homes, Inc. (“WLH”), secured by first mortgage interests on residential development projects throughout California, Arizona and Nevada, as well as certain other assets of WLH, including cash. Additionally, the loan is guaranteed by WLH and subsidiaries of WLH. The loan bears interest at a rate of 14.0% per annum, and WLH paid an upfront origination fee equal to 3.0% of the maximum principal amount of $206.0 million. The loan also requires an exit fee, calculated as the difference between (x) the interest that would have been accrued and been payable on any repaid or prepaid amount calculated in accordance with the terms of the credit facility, from the date of funding of such amount to the date of repayment or prepayment thereof based upon an interest rate equal to 15 5/8% per annum compounded daily less (y) the actual internal rate of return realized by WLH Investment on such principal amount from the applicable funding date to the date of repayment or prepayment taking into account all cash amounts actually received by WLH Investment (or any assignee thereof which is an affiliate of WLH Investment) with respect to such principal amount.

•

On October 21, 2009, FRB Investor, a joint venture with investment funds managed by affiliates of the Manager, entered into an equity commitment letter to acquire an interest in Sequoia Acquisition, Inc. (“Sequoia Acquisition”), in connection with Sequoia Acquisition’s purchase of First Republic Bank from Merrill Lynch Bank & Trust Co., F.S.B. FRB Investor’s commitment, together with additional amounts from other third-party investors, is intended to provide sufficient financing for Sequoia Acquisition’s payment obligations to consummate the transaction. In connection with this transaction, the Company will contribute $24.0 million. FRB Investor’s commitment under the equity commitment letter is subject to, among other things, the successful closing of the transaction. The Company’s percentage ownership interest in Sequoia Acquisition is dependent on the final capitalization of the transaction. This transaction is subject to regulatory approval and the satisfaction of other customary conditions precedent set forth in the purchase and sale agreement related to the transaction.

•

On November 10, 2009, Colonial Investor, a joint venture with investment funds managed by affiliates of the Manager and a third party investor, entered into an agreement with a global financial institution to acquire its €903 million share of a €4.3 billion syndicated loan to Inmobiliaria Colonial, S.A. (“Colonial”), a leading Spanish real estate company listed on the Madrid Stock Exchange. Colonial owns rental office buildings in Spain and France, and a portfolio of undeveloped land, including residential and commercial projects, in Spain. The loan was acquired for approximately €329, or approximately 37% of the unpaid principal balance of the loan. The Company’s pro rata share of the purchase price was approximately $12.6 million, exclusive of transaction costs and inclusive of future commitments.

•	On December 21, 2009, J-11 Investor, a joint venture with investment funds managed by affiliates of the Manager, acquired a portfolio of first mortgage commercial real estate loans with an aggregate

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

unpaid principal balance of approximately $33.0 million from a U.S. commercial bank for approximately 61% of the aggregate unpaid principal balance. The purchase price for the portfolio was approximately $19.8 million, excluding transaction costs. The Company’s pro rata share of the purchase price was approximately $6.6 million, exclusive of transaction costs. The portfolio contains 11 recourse and non-recourse loans (10 of which currently are performing and one of which currently is delinquent).

•

On December 1, 2009, Laguna Investor, a joint venture with investment funds managed by affiliates of the Manager, acquired a portfolio of 94 primarily first mortgage non-performing commercial real estate loans with an aggregate unpaid principal balance of approximately €60.7 million from a network of German cooperative banks. The effective purchase price for the portfolio was approximately €9.8 million, excluding transaction costs, or approximately 16% of the unpaid principal balance of the loans. The Company’s pro rata share of the purchase price was approximately $4.9 million, exclusive of transaction costs.

•

On December 23, 2009, WLH Land Investor, a joint venture with investment funds managed by affiliates of the Manager, acquired approximately 1,100 lots from seven residential development projects from WLH. The purchase price for the lots was approximately $13.6 million, excluding transaction costs. The Company’s pro rata share of the purchase price was approximately $3.3 million, exclusive of transaction costs. The joint venture entered into an easement agreement with WLH on three projects for a combined monthly fee of $176,000 with a three-year term.

•

On October 8, 2009, Matrix Investor, a joint venture with an investment fund managed by affiliates of the Manager, acquired a performing first mortgage on an office building in Westlake Village, California with an aggregate unpaid principal balance of approximately $11.3 million from a U.S. commercial bank. The purchase price for the loan was approximately $7.7 million, excluding transaction costs. The Company’s pro rata share of the purchase price was approximately $2.6 million (exclusive of transaction costs).

•

On October 15, 2009, MBS Investor, a joint venture with investment funds managed by affiliates of the Manager, acquired $40.0 million of a AAA-rated commercial mortgage-backed security (“CMBS”) for approximately $37.9 million and subsequently obtained approximately $31.9 million of financing from the TALF for a five-year term, resulting in a total equity investment of approximately $6.0 million. The Company’s pro rata share of the equity investment was approximately $2.0 million. The security is classified as available-for-sale. The investment is managed by a third-party joint venture partner with a 2% noncontrolling interest. For the period ended December 31, 2009, MBS Investment incurred approximately $53,000 in management fees to the third-party joint venture partner.

•

Deposit Funding Investor was formed with investment funds managed by affiliates of the Manager for the purpose of funding deposits on prospective joint venture investments pursuant to the investment allocation agreement (Note 8).

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

Combined condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures:

Combined Condensed Balance Sheets of Unconsolidated Joint Ventures (in thousands)

	December 31, 2009
	C-VIII CDCF CFI MBS Investor, LLC	ColFin WLH Funding, LLC	ColFin NW Funding, LLC	Colony Funds Sants S.à r.l.	Other Joint Ventures	Total
Assets:
Cash	$—	$89	$—	$512	$1,857	$2,458
Loans held for investment–net	—	200,145	130,583	—	41,179	371,907
Available-for-sale investment securities	37,580	—	—	—	—	37,580
Investment in unconsolidated joint venture	—	—	—	220,227	—	220,227
Other assets	274	1,817	3,988	—	15,070	21,149

Total assets	$37,854	$202,051	$134,571	$220,739	$58,106	$653,321

Total liabilities	$31,910	$1	$3,091	$10,480	$478	$45,960
Equity	5,944	202,050	131,480	210,259	57,628	607,361

Total liabilities and equity	$37,854	$202,051	$134,571	$220,739	$58,106	$653,321

Company's equity	$1,981	$48,551	$49,803	$10,815	$17,937	$129,087

Combined Condensed Statements of Operations of Unconsolidated Joint Ventures (in thousands)

	Period Ended December 31, 2009
	C-VIII CDCF CFI MBS Investor, LLC	ColFin WLH Funding, LLC	ColFin NW Funding, LLC	Colony Funds Sants S.à r.l.	Other Joint Ventures	Total
Revenues:
Interest income	$531	$4,170	$586	$—	$282	$5,569
Income from joint venture	—	—	—	1,125	—	1,125
Other	—	—	—	—	339	339

Total revenues	531	4,170	586	1,125	621	7,033

Expenses:
Interest expense	206	—	—	—	—	206
Transaction costs	—	—	376	10,609	584	11,569
Other	52	22	1	36	78	189

Total expenses	258	22	377	10,645	662	11,964

Net income (loss)	$273	$4,148	$209	$(9,520)	$(41)	$(4,931)

Company's share of transaction costs	$—	$—	$142	$543	$195	$880

Company's equity in net income	$91	$997	$79	$(487)	$(17)	$663

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

The accounting policies of the joint ventures are similar to those of the Company. Loans originated by the joint ventures are recorded at amortized cost, or the outstanding unpaid principal balance of the loan, net of unamortized acquisition premiums or discounts and unamortized costs and fees directly associated with the origination of the loan. Net deferred loan fees and origination costs are recognized in interest income over the loan term as a yield adjustment using the effective interest method or a method that approximates a level rate of return over the loan term. Loans acquired at a discount to face value where, at the acquisition date, the joint venture expects to collect less than the contractual amounts due under the terms of the loan based, at least in part, on the assessment of the credit quality of the borrower are recorded at the initial investment in the loan and subsequently accreted to the estimate of cash flows at acquisition expected to be collected. Costs and fees directly associated with acquiring loans with evidence of deteriorated credit quality are expensed as incurred. Loans are considered impaired when it is deemed probable that the joint venture will not be able to collect all amounts due according to the contractual terms of the loan or, for loans acquired at a discount to face value, when it is deemed probable that the joint venture will not be able to collect all amounts estimated to be collected at the time of acquisition. No loans held by the joint ventures were impaired at December 31, 2009.

5. Derivative Instruments

The Company has investments in two unconsolidated joint ventures denominated in Euro that exposes the Company to foreign currency risk. The Company uses foreign currency collars (consisting of caps and floors) to hedge the foreign currency exposure of its net investments. At December 31, 2009, the total notional amount of the collar is approximately €11.1 million with termination dates ranging from June 2010 to December 2012.

The fair values of derivative instruments included in the Company’s balance sheet as of December 31, 2009 are as follows (in thousands):

Assets
Foreign exchange contracts designated as hedging instruments under FASB ASC 815 included in other assets	$697

Liabilities
Foreign exchange contracts designated as hedging instruments under FASB ASC 815 in accrued and other liabilities	$439

6. Fair Value Measurements

The Company values certain assets and liabilities using the methods of fair value as described in FASB ASC 820. FASB ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The three levels of inputs that may be used to measure fair value are as follows:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Prices are determined using other significant observable inputs. Observable inputs are inputs that other market participants would use in pricing a security. These may include quoted prices for similar securities, interest rates, prepayment speeds, credit risk and others.

Level 3—Prices are determined using significant unobservable inputs. In situations where quoted prices or observable inputs are unavailable (for example, when there is little or no market activity for an investment at the end of the period), unobservable inputs may be used.

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with GAAP. These include cash equivalents and financial derivative instruments. The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$36,015	$—	$—	$36,015
Derivative instruments (See Note 5)	—	697	—	697

Total assets	$36,015	$697	$—	$36,712

Liabilities:
Derivative instruments (See Note 5)	$—	$439	$—	$439

Total liabilities	$—	$439	$—	$439

The carrying value for money market funds approximates fair value because of the immediate or short-term maturity of these financial instruments. Money market funds are included in cash and cash equivalents on the Company’s balance sheet.

The fair values of derivative financial instruments are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flow of each derivative. This analysis reflects the contractual terms of the derivatives, observable market-based inputs, and credit valuation adjustments to appropriately reflect the non-performance risk for both the Company and the respective counterparty. The Company has determined that the majority of inputs used to value its derivative financial instruments fall within Level 2 of the fair value hierarchy. Although credit valuation adjustments, such as the risk of default, rely on Level 3 inputs, the Company has determined that these inputs are not significant to the overall valuation of its derivatives. As a result, derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

7. Loss per Share

The Company calculates basic earnings (loss) per share using the two-class method which allocates earnings (loss) per share for each share of common stock and nonvested shares containing nonforfeitable rights to dividends and dividend equivalents treated as participating securities. The following table reconciles the numerator and denominator of the basic and diluted per-share computations for net loss available to common stockholders (in thousands, except share and per share data):

Period from June 23, 2009 (Date of Inception) to December 31, 2009
Numerator:
Net loss	$(398)
Net income attributable to noncontrolling interest	2

Net loss available to common stockholders	$(400)
Net loss allocated to participating securities (nonvested shares)	—

Numerator for basic and diluted net loss allocated to common stockholders	$(400)

Denominator:
Basic weighted average number of common shares outstanding	6,963,000

Diluted weighted average number of common shares outstanding	6,963,000

Earnings per share:
Net loss available to common stockholders per share—basic	$(0.06)

Net loss available to common stockholders per share—diluted	$(0.06)

Excluded from the calculation of diluted loss per share is 137,000 weighted average dilutive common share equivalents outstanding related to common stock issuable for reimbursement of Manager’s payment of underwriting discounts and commissions (Note 8) as the effect of their inclusion would be antidilutive due to the reported net loss for the period from June 23, 2009 (date of inception) to December 31, 2009.

8. Related Party Transactions

Management Agreement

Concurrently with the completion of the IPO, the Company entered into a management agreement with the Manager pursuant to which the Manager provides the day-to-day management of the Company’s operations. The Manager is responsible for (1) selecting, purchasing and selling the Company’s portfolio investments, (2) the Company’s financing activities and (3) providing investment advisory services. The management agreement requires the Manager to manage the Company’s business affairs in conformity with the Company’s investment guidelines and other policies that are approved and monitored by the Company’s board of directors. The Manager’s role is under the supervision and direction of the Company’s board of directors.

The initial term of the management agreement expires on September 29, 2012 (the third anniversary of the completion of the IPO) and will be automatically renewed for a one-year term each anniversary date thereafter unless previously terminated.

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

Base Management Fee—Pursuant to the management agreement, the Manager is entitled to a base management fee of 1.5% of stockholders’ equity, per annum. For purposes of calculating the base management fee, stockholders’ equity means: (a) the sum of (1) the net proceeds from all issuances of equity securities since inception (allocated on a pro rata basis for such issuances during the fiscal quarter of any such issuance), plus (2) retained earnings at the end of the most recently completed calendar quarter (as determined in accordance with GAAP, adjusted to exclude any non-cash equity compensation expense incurred in current or prior periods), less (b) any amount paid to repurchase the Company’s common stock since inception. The definition of stockholders’ equity also excludes (1) any unrealized gains and losses and other non-cash items that have impacted stockholders’ equity as reported in the financial statements prepared in accordance with GAAP, (2) one-time events pursuant to changes in GAAP and certain non-cash items not otherwise described above, in each case after discussions between the Manager and the Company’s independent directors and approval by a majority of independent directors and (3) the portion of the net proceeds of the IPO and the concurrent private placement that have not yet been initially invested in the Company’s target assets. As a result, stockholders’ equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown in the Company’s financial statements. The base management fee for the period from June 23, 2009 (date of inception) to December 31, 2009 was $196,000.

Incentive Fees—Pursuant to the management agreement, the Manager is entitled to an incentive fee with respect to each calendar quarter (or portion thereof) that the management agreement is in effect, payable quarterly in arrears in shares of the Company’s common stock, in an amount not less than zero, equal to the difference between (1) the product of (x) 20% and (y) the difference between (i) Core Earnings (as defined below), on a rolling four-quarter basis and before the incentive fee for the current quarter, and (ii) the product of (A) the weighted average of the issue price per share of common stock in all of the Company’s offerings multiplied by the weighted average number of shares of common stock outstanding (including any restricted shares of common stock and any other shares of common stock underlying awards granted under our equity incentive plans, if any) in such quarter and (B) 8%, and (2) the sum of any incentive fee paid to the Manager with respect to the first three calendar quarters of such previous four quarters; provided, however, that no incentive fee is payable with respect to any calendar quarter unless Core Earnings is greater than zero for the most recently completed 12 calendar quarters, or the number of completed calendar quarters since the closing date of this offering, whichever is less. For purposes of calculating the incentive fee prior to the completion of a 12-month period following the IPO, Core Earnings will be calculated on an annualized basis. Core Earnings for the initial quarter will be calculated from the settlement date of the offering on an annualized basis. Core Earnings is a non-GAAP measure and is defined as GAAP net income (loss) excluding non-cash equity compensation expense, the expenses incurred in connection with the Company’s formation and offering, including the initial and additional underwriting discounts and commissions, the incentive fee, real estate depreciation and amortization (to the extent that we foreclose on any properties underlying our target assets) and any unrealized gains, losses or other non-cash items recorded in the period, regardless of whether such items are included in other comprehensive income or loss, or in net income. The amount will be adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between the Manager and the Company’s independent directors and after approval by a majority of the Company’s independent directors.

The incentive fee will be payable to the Manager quarterly in arrears in shares of the Company’s common stock, so long as (1) the ownership of such additional number of shares of common stock by the Manager would not result in a violation of the stock ownership limits set forth in the Company charter, after giving effect to any waivers from such limit that the board of directors may grant to the Manager or its affiliates in the future and (2) the Company’s issuance of such shares to the Manager complies with all applicable restrictions under the U.S. federal securities laws and the rules of the New York Stock Exchange (“NYSE”). To the extent that

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

payment of the incentive fee to the Manager in shares of the Company’s common stock would result in a violation of the stock ownership limits set forth in the Company charter (taking into account any applicable waiver) or a violation of applicable restrictions under the U.S. federal securities laws or the rules of the NYSE, all or a portion of the incentive fee payable to the Manager will be payable in cash to the extent necessary to avoid such violations. The number of shares to be issued to the Manager will be equal to the dollar amount of the portion of the quarterly installment of the incentive fee payable in shares divided by the average of the closing prices of the Company’s common stock on the NYSE for the five trading days prior to the date on which such quarterly installment is paid. No incentive fee was incurred during the period from June 23, 2009 (date of inception) to December 31, 2009.

Reimbursement of Expenditures—Pursuant to the management agreement, the Manager is reimbursed for expenditures related to the Company incurred by the Manager, including legal, accounting, financial, due diligence and other services. The Company does not reimburse the Manager for the salaries and other compensation of its personnel. However, pursuant to a secondment agreement between the Company and Colony Capital, the Company is responsible for Colony Capital’s expenses incurred in employing the Company’s chief financial officer. The Company may be required to pay its pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Manager and its affiliates required for the Company’s operations. For the period from June 23, 2009 (date of inception) to December 31, 2009, administrative expenses include $237,000 charged to the Company by Colony Capital for the costs of the Company’s chief financial officer, $23,000 of pro rata costs of Colony Capital’s expenses allocated to the Company, and $42,000 of other direct charges incurred by Colony Capital related to the Company. In addition, Colony Capital charged the Company $223,000 related to costs it incurred on behalf of the Company, of which $75,000 is included in investment expenses, $44,000 is included in investments in unconsolidated joint ventures and $104,000 is included in other assets.

Termination Fee—Upon any termination of the management agreement by the Company without cause or any termination of the management agreement by the Manager in the event of a material breach of the agreement by the Company that is not remedied within the time periods set forth in the agreement, the Manager will be entitled to a termination fee equal to three times the sum of (i) the average annual base management fee and (ii) the average annual incentive fee earned by the Manager, in each case during the 24-month period immediately preceding such termination, calculated as of the end of the most recently completed fiscal quarter before the date of termination.

Reimbursement of Manager’s Partial Payment of Initial Underwriting Discounts and Commissions—Pursuant to the underwriting agreement among the underwriters, the Manager and the Company entered into in connection with the IPO, the Manager paid the underwriters $0.40 per share with respect to each share sold in the IPO and the overallotment option, representing a portion of the initial underwriting discounts and commissions. Pursuant to the management agreement, the Company will reimburse the Manager for its partial payment of the initial underwriting discounts and commissions if, during any full four calendar quarter period during the 24 full calendar quarters after the consummation of the IPO, the Company’s Core Earnings (as defined above) for any such four-quarter period exceeds the product of (1) the weighted average of the issue price per share of common stock in all offerings multiplied by the weighted average number of shares of common stock outstanding (including any restricted shares of common stock and any other shares of common stock underlying awards granted under equity incentive plans, if any) in such quarter and (2) 8%. In addition, if the management agreement is terminated and the Company is required to pay the Manager the termination fee described above, the Company would also be required to refund the Manager for its partial payment of the initial underwriting discounts and commissions irrespective of whether the Company has met the performance hurdle described above.

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

Any such reimbursement of the Manager by the Company (regardless of the market price of the shares at the time of reimbursement) will be paid in the form of 287,500 shares of the Company’s common stock (the reimbursement amount divided by the public offering price per share), subject to adjustment for stock splits, stock dividends, recapitalizations and similar events, so long as the ownership of such additional number of shares by the Manager would not result in a violation of the stock ownership limits set forth in the Company charter, after giving effect to any waivers from such limit that the board of directors may grant to the Manager or its affiliates in the future. To the extent that reimbursement of the Manager’s partial payment of the initial underwriting discounts and commissions in shares of common stock would result in a violation of the stock ownership limits set forth in the Company charter (taking into account any applicable waiver, if any) or a violation of applicable restrictions under the U.S. federal securities laws or the rules of the NYSE, all or a portion of the reimbursement payable to the Manager will be payable in cash to the extent necessary to avoid such violations.

As of the date of the IPO closing, the Company determined the likelihood of reimbursement of the Manager by the Company to be probable and reasonably estimable under FASB ASC 450-20, Loss Contingencies, and since such reimbursement may require cash settlement under certain circumstances, the Company classified such reimbursement amount as a liability in accordance with FASB ASC 815-40, Contracts in Entity’s Own Equity. Since the amount of the cash settlement is not indexed to the Company’s share price, the liability is not required to be revalued subsequent to initial recognition.

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

9. Stock-Based Compensation

On September 21, 2009, the Company established the 2009 Non-Executive Director Stock Plan (the “Director Stock Plan”) to afford an incentive to the non-executive directors of the Company to continue as

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

directors, to increase their efforts on behalf of the Company and to promote the success of the Company’s business. The Director Stock Plan provides for the grant of restricted stock, restricted stock units and other stock-based awards. The maximum number of shares of stock reserved under the Director Stock Plan is 100,000.

In connection with the IPO, the Company granted 6,000 shares of its restricted common stock under the Director Stock Plan to the Company’s three independent directors, which shares will vest ratably on each of the first and second anniversaries of the IPO, subject to the directors’ continued service on the board of directors. Notwithstanding the vesting schedule set forth above, the shares will vest in full upon termination of such director’s service due to death or disability. For the period from June 23, 2009 (date of inception) to December 31, 2009, the Company recognized compensation cost of $15,000 related to the restricted stock awards. As of December 31, 2009, total compensation cost related to unvested restricted stock not yet recognized was $102,000.

10. Commitments and Contingencies

On December 2, 2009, the Company committed to invest a total of $13.4 million in Colonial Investor. Through December 31, 2009, the Company had invested $11.8 million for the purchase and customary and ordinary operating costs of the joint venture, leaving a $1.6 million commitment for future fundings.

The Company has a commitment to invest $24.0 million in the FRB Investor to acquire an interest in Sequoia Acquisition. See Note 4.

11. Selected Quarterly Financial Information (Unaudited):

The following is a summary of quarterly results of operations for the period from June 23, 2009 (date of inception) to December 31, 2009 (in thousands, except per share data):

	Quarter Ended December 31	Quarter Ended September 30	Period from June 23 (Date of Inception) to June 30
Total income	$1,088	$3	$—
Net loss	(352)	(43)	(3)
Net loss attributable to common stockholders	(354)	(43)	(3)
Net loss per common share—basic	(0.02)	(0.16)	NM	(1)
Net loss per common share—diluted	(0.02)	(0.16)	NM	(1)

(1)	For the period from June 23, 2009 (date of inception) to June 30, 2009, earnings per share is not presented because it is not a meaningful measure of the Company’s performance.

12. Subsequent Events

The Company has evaluated all subsequent events through the filing date of this Annual Report on Form 10-K (this “Annual Report”) with the SEC, to ensure that this Annual Report includes appropriate disclosure of events both recognized in the consolidated financial statements as of December 31, 2009, and events that occurred subsequent to December 31, 2009 but were not recognized in the consolidated financial statements. From the balance sheet date through the filing date of this Annual Report, the Company had entered into or consummated transactions representing net investments or commitments to invest approximately $59.6 million as follows:

•

On January 7, 2010, the Company invested and committed approximately $34.7 million for a 33.3% interest in an entity holding a 40.0% managing-member interest in a structured transaction with the FDIC through a joint venture with investment funds managed by affiliates of the Manager.

•

On March 5, 2010, the Company invested approximately $15.0 million for a 33.3% interest in a joint venture with investment funds managed by affiliates of the Manager that acquired a $66.0 million pari-passu participation interest in a performing first mortgage on a Class A office building in midtown Manhattan with an aggregate unpaid principal balance of $1.2 billion. The purchase price for the pari-passu first mortgage interest was approximately $44.9 million, excluding transaction costs.

•

On March 8, 2010, the Company invested approximately $9.9 million for a 33.3% interest in a joint venture with investment funds managed by affiliates of the Manager that originated a five-year $30.4 million recourse loan secured by first liens on two West Village Manhattan townhomes and a photography catalogue.

REPORT OF INDEPENDENT AUDITORS

The Members of

ColFin WLH Funding, LLC

We have audited the accompanying balance sheet of ColFin WLH Funding, LLC (the “Company”) as of December 31, 2009 and the related statements of operations, members’ equity and cash flows for the period from October 16, 2009 (Date of Inception) to December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ColFin WLH Funding, LLC at December 31, 2009, and the results of its operations and its cash flows for the period from October 16, 2009 (Date of Inception) to December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Los Angeles, California

March 22, 2010

COLFIN WLH FUNDING, LLC

BALANCE SHEET

(In thousands)

December 31, 2009
ASSETS
Cash	$89
Loan receivable, net	200,145
Interest receivable	1,817

Total assets	$202,051

LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Accrued liabilities	$1

Total liabilities	1

Members’ Equity:	202,050

Total liabilities and members’ equity	$202,051

The accompanying notes are an integral part of these financial statements.

COLFIN WLH FUNDING, LLC

STATEMENT OF OPERATIONS

(In thousands)

Period from October 16, 2009 (Date of Inception) to December 31, 2009
Revenues
Interest income	$4,170

Total revenues	4,170

Expenses
Asset management fees	10
Administrative expenses	12

Total expenses	22

Net income	$4,148

The accompanying notes are an integral part of these financial statements.

COLFIN WLH FUNDING, LLC

STATEMENT OF MEMBERS’ EQUITY

(In thousands)

	Period from October 16, 2009 (Date of Inception) to December 31, 2009
	C-VIII CDCF WLH Holding, LLC	Colony Financial, Inc.	Total
Balance at October 16, 2009	$—	$—	$—
Member contributions	150,348	47,554	197,902
Net income	3,151	997	4,148

Balance at December 31, 2009	$153,499	$48,551	$202,050

The accompanying notes are an integral part of these financial statements.

COLFIN WLH FUNDING, LLC

STATEMENT OF CASH FLOWS

(In thousands)

Period from October 16, 2009 (Date of Inception) to December 31, 2009
Cash Flows from Operating Activities
Net income	$4,148
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net deferred loan fees and costs	(344)
Changes in operating assets and liabilities
Increase in interest receivable	(1,817)
Increase in accrued liabilities	1

Net cash provided by operating activities	1,988

Cash Flows from Investing Activities
Net loan disbursements	(198,664)
Payment of loan origination costs	(17)

Net cash used in investing activities	(198,681)

Cash Flows from Financing Activities
Contributions from members	196,782

Net cash provided by financing activities	196,782

Net increase in cash	89
Cash, beginning of period	—

Cash, end of period	$89

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Loan origination costs paid directly by Members on behalf of the Company	$170

Loan origination costs paid directly by Members on behalf of Borrower	$950

The accompanying notes are an integral part of these financial statements.

COLFIN WLH FUNDING, LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2009

1. Organization and Operations

ColFin WLH Funding, LLC (the “Company”), a Delaware limited liability company, was formed pursuant to the limited liability company agreement dated October 16, 2009 for the purpose of originating a first lien-secured loan. The Company is owned 75.97% by C-VIII CDCF WLH Holding, LLC and 24.03% by Colony Financial, Inc. (collectively, the “Members”). The Members are managed by affiliates of Colony Capital, LLC (“Colony Capital”).

Profits and losses and cash distributions are allocated to the Members according to their membership interests.

2. Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

Loan Receivable

On October 20, 2009, the Company entered into a senior secured term loan agreement (“Loan Agreement”) with William Lyon Homes, Inc. (the “Borrower”), a wholly owned subsidiary of William Lyon Homes (“WLH”), which is engaged in designing, constructing and selling single family detached and attached homes in California, Arizona and Nevada. Pursuant to the Loan Agreement, the Borrower may borrow up to $206.0 million (the “Loan”) to be fully secured by first deeds of trust on certain real estate assets of the Borrower as well as other assets of the Borrower, including cash. The Loan is guaranteed by WLH.

Interest income on the Loan is accrued based on the actual coupon rate and the outstanding principal balance of the Loan. Premiums and discounts are amortized or accreted into interest income over the life of the Loan using the effective yield method.

In accordance with FASB ASC 948-310, Financial Services—Mortgage Banking—Receivables, the Loan is classified as held-for-investment because the Company has the intent and ability to hold the Loan until maturity. The Loan is recorded at amortized cost, or the outstanding unpaid principal balance, net of unamortized origination and agency fees charged to the Borrower and direct origination costs incurred by the Company.

The Company evaluates the Loan for impairment on a quarterly basis in accordance with FASB ASC 310, Receivables, which requires that impairment be recognized when it is probable that the Company will not be able to collect all amounts estimated to be collected at the time of origination. The Company evaluates impairment

COLFIN WLH FUNDING, LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2009

(both interest and principal) based on the present value of expected future cash flows discounted at the Loan’s effective interest rate or the fair value of the collateral. Income recognition is suspended for loans when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the Loan becomes contractually current and performance is demonstrated to be resumed. As of December 31, 2009, there was no indication of impairment on the Loan.

Income Taxes

Under federal and state income tax rules, limited liability companies are generally not subject to income taxes. Accordingly, no provision for income taxes is included in the accompanying financial statements. Income or loss is includable in the income tax returns of the Members.

3. Loan Receivable

Pursuant to the Loan Agreement, the Borrower (subject to satisfying certain conditions) may draw down the Loan in two installments. The first such installment of $131 million was funded on October 22, 2009, net of origination fee equal to 3.0% and an agency fee equal to 0.1% of the maximum principal amount of $206 million, and the second installment of $75 million was funded on December 23, 2009. The Loan Agreement restricts the Borrower from future borrowings and, if necessary, requires the Borrower to repay existing borrowings in order to maintain certain required loan-to-value ratios.

The Loan bears interest at a rate of 14.0% per annum and matures on October 20, 2014. However, the Borrower may prepay all or a portion of the Loan at any time, subject to a “make whole payment” equal to the amount (if positive) of the present value of all future payments of interest that would become due with respect to such prepaid amount from the date of prepayment thereof through and including the maturity date, discounted at a rate of 14.0%. Upon any repayment of any portion of the principal amount under the Loan (whether or not at maturity), the Borrower will also pay the Company an exit fee equal to the difference (if positive) between (x) the interest that would have accrued and been then payable on the repaid portion if the interest rate under the Loan Agreement were 15.625%, compounded daily (effective annual rate of 16.92%) and (y) the internal rate of return realized by the Company on such repaid portion, taking into account all cash amounts actually received by the Company with respect to such repaid portion other than any make whole payments described above. All or a portion of the Loan may also be accelerated upon an event of default or certain other events described in the Loan Agreement. The Loan Agreement contains customary affirmative and negative covenants and events of default.

At December 31, 2009, net loan receivable is composed of the following (in thousands):

December 31, 2009
Principal	$206,000
Deferred origination fees	(6,386)
Deferred origination costs	344
Accumulated amortization of net deferred fees and costs	187

$200,145

COLFIN WLH FUNDING, LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2009

4. Related Party Transactions

The Members reimburse Colony Capital for certain costs incurred on the Company’s behalf. For the period from October 16, 2009 (date of inception) to December 31, 2009, the Members reimbursed approximately $18,000 to Colony Capital on the Company’s behalf, of which $9,000 is included in deferred loan origination costs and $9,000 is included in administrative expenses.

5. Subsequent Events

The Company has evaluated all subsequent events through March 22, 2010, the date these financial statements were available to be issued, and determined that no events have occurred subsequent to December 31, 2009 that would require disclosure or recognition in the financial statements as of December 31, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLONY FINANCIAL, INC.

Dated: March 22, 2010	By:	/S/ DARREN J. TANGEN
Darren J. Tangen Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/S/ THOMAS J. BARRACK, JR. Thomas J. Barrack, Jr.	Executive Chairman of the Board of Directors	March 22, 2010

/S/ RICHARD B. SALTZMAN Richard B. Saltzman	Chief Executive Officer and President and Director (Principal Executive Officer)	March 22, 2010

/S/ DARREN J. TANGEN Darren J. Tangen	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 22, 2010

/S/ GEORGE G. C. PARKER George G. C. Parker	Director	March 22, 2010

/S/ JOHN A. SOMERS John A. Somers	Director	March 22, 2010

/S/ JOHN L. STEFFENS John L. Steffens	Director	March 22, 2010

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of Colony Financial, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 5 to the Company’s Registration Statement on Form S-11
(No. 333-160323), filed on September 23, 2009)

3.2	Amended and Restated Bylaws of Colony Financial, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-160323), filed on September 18, 2009)

4.1	Specimen Common Stock Certificate of Colony Financial, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 4 to the Company’s Registration Statement on Form S-11
(No. 333-160323), filed on September 18, 2009)

10.1	Private Placement Purchase Agreement between the Company and the persons listed on Schedule A thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 12, 2009)

10.2	Registration Rights Agreement by and among the Company and the persons listed on Schedule A thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on November 12, 2009)

10.3	Management Agreement among Colony Financial Manager, LLC, Colony Financial, Inc. and Colony Financial TRS, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on November 12, 2009)

10.4	Investment Allocation Agreement among Colony Financial, Inc., Colony Capital, LLC and Colony Financial Manager, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on November 12, 2009)

10.5	License Agreement between Colony Financial, Inc. and New Colony Investors, LLC regarding use of the Colony name (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed on November 12, 2009)

10.6	Secondment Agreement by and between Colony Financial, Inc. and Colony Capital, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed on November 12, 2009)

10.7	Indemnification Agreement by and between Colony Financial, Inc. and Thomas J. Barrack, Jr. (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed on November 12, 2009)

10.8	Indemnification Agreement by and between Colony Financial, Inc. and Richard B. Saltzman (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed on November 12, 2009)

10.9	Indemnification Agreement by and between Colony Financial, Inc. and Darren J. Tangen (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q, filed on November 12, 2009)

10.10	Indemnification Agreement by and between Colony Financial, Inc. and Kevin P. Traenkle (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q, filed on November 12, 2009)

10.11	Indemnification Agreement by and between Colony Financial, Inc. and Ronald M. Sanders (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q, filed on November 12, 2009)

Exhibit Number	Description

10.12	Indemnification Agreement by and between Colony Financial, Inc. and Mark M. Hedstrom (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q, filed on November 12, 2009)

10.13	Indemnification Agreement by and between Colony Financial, Inc. and George G. C. Parker (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q, filed on November 12, 2009)

10.14	Indemnification Agreement by and between Colony Financial, Inc. and John A. Somers (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q, filed on November 12, 2009)

10.15	Indemnification Agreement by and between Colony Financial, Inc. and John L. Steffens (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q, filed on November 12, 2009)

10.16	2009 Non-Executive Director Stock Plan of Colony Financial, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8, filed on September 29, 2009)

10.17	Form of Restricted Stock Award Agreement for Non-Executive Directors (incorporated by reference to Exhibit 10.9 to Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-160323), filed on September 23, 2009)

10.18	Form of Stock Option Award Agreement for Non-Executive Directors (incorporated by reference to Exhibit 10.13 to Amendment No. 4 to the Company’s Registration Statement filed on September 18, 2009)

10.19*	Limited Guaranty, dated as of October 21, 2009, by ColFin FRB Investor, LLC in favor of Merrill Lynch Bank & Trust Co., F.S.B.

21.1*	List of Subsidiaries of Colony Financial, Inc.

31.1*	Certification of Richard B. Saltzman, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Darren J. Tangen, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Richard B. Saltzman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Darren J. Tangen, Chief Financial Officer and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.