Form 10-Q
period 2010-03-31
Colony Financial, Inc.
filed 2010-05-13
CIK 1467076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 13, 2010, 14,631,000 shares of the Registrant’s common stock, par value $.01 per share, were outstanding.

COLONY FINANCIAL, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements.

COLONY FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2010 (Unaudited)	December 31, 2009
ASSETS
Investments in unconsolidated joint ventures	$188,034	$129,087
Cash and cash equivalents	99,507	157,330
Other assets	1,866	1,112

Total assets	$289,407	$287,529

LIABILITIES AND EQUITY
Liabilities:
Accrued and other liabilities	$1,275	$1,112
Due to affiliate	863	476
Dividends payable	2,341	1,024
Deferred underwriting discounts and commissions payable to underwriters	5,750	5,750
Deferred underwriting discounts and commissions reimbursable to Manager	5,750	5,750

Total liabilities	15,979	14,112

Commitments and contingencies
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 450,000,000 shares authorized, 14,631,000 shares issued and outstanding	146	146
Additional paid-in capital	275,262	275,247
Distributions in excess of earnings	(1,669)	(1,424)
Accumulated other comprehensive loss	(362)	(592)

Total stockholders’ equity	273,377	273,377
Noncontrolling interest	51	40

Total equity	273,428	273,417

Total liabilities and equity	$289,407	$287,529

The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

Three Months Ended March 31, 2010
Income
Equity in income of unconsolidated joint ventures	$3,915
Interest income	170

Total income	4,085

Expenses
Base management fees	660
Investment expenses	99
Administrative expenses	929
Administrative expenses reimbursed to affiliate	271

Total expenses	1,959
Foreign exchange loss, net of gain on foreign currency hedge of $5	(28)

Net income	2,098
Net income attributable to noncontrolling interest	2

Net income attributable to common stockholders	$2,096

Net income per share:
Basic	$0.14

Diluted	$0.14

Weighted average number of common shares outstanding:
Basic	14,625,000

Diluted	14,912,500

Dividends declared per common share	$0.16

The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

Three Months Ended March 31, 2010
Cash Flows from Operating Activities
Net income	$2,098
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of nonvested common stock compensation	15
Equity in income of unconsolidated joint ventures	(3,915)
Distributions of income from unconsolidated joint ventures	2,362
Foreign exchange loss	28
Changes in operating assets and liabilities:
Increase in other assets	(351)
Increase in accrued liabilities	445
Increase in due to affiliate	387

Net cash provided by operating activities	1,069

Cash Flows from Investing Activities
Contributions to unconsolidated joint ventures	(58,062)
Distributions from unconsolidated joint ventures	316
Proceeds from settlement of derivatives	5

Net cash used in investing activities	(57,741)

Cash Flows from Financing Activities
Dividends paid to common stockholders	(1,024)
Payment of offering costs	(125)
Distributions to noncontrolling interest	(2)

Net cash used in financing activities	(1,151)

Net decrease in cash	(57,823)
Cash and cash equivalents, beginning of period	157,330

Cash and cash equivalents, end of period	$99,507

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Dividends payable	$2,341

The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

1. Organization

Colony Financial, Inc. (the “Company”) was organized on June 23, 2009 as a Maryland corporation for the purpose of acquiring, originating and managing commercial mortgage loans, which may be performing, sub-performing or non-performing loans (including loan-to-own strategies), and other commercial real estate-related debt investments. The Company completed the initial public offering (the “IPO”) and concurrent private placement of its common stock and commenced operations on September 29, 2009. The Company is managed by Colony Financial Manager, LLC (the “Manager”), a Delaware limited liability company, and an affiliate of the Company. The Company elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code commencing with its first taxable year ended December 31, 2009.

2. Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying interim financial statements have been prepared, without audit, in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim period presented. However, the results of operations for the interim period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any other future period. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Investment in Unconsolidated Joint Ventures

Since the commencement of operations on September 29, 2009, all of the Company’s investment activities have been structured as joint ventures with one or more of the private investment funds managed by affiliates of Colony Capital, LLC (“Colony Capital”), the sole member of the Manager, under the investment allocation agreement (see Note 7). The Company has evaluated the joint ventures and concluded that they are variable interest entities (“VIEs”); however, the Company is not the primary beneficiary of the VIEs. Since the Company is not the primary beneficiary and is not required to consolidate the VIEs, the Company accounts for investments in joint ventures using the equity method. The Company initially records investments in unconsolidated joint ventures at cost and adjusts for the Company’s proportionate share of net earnings or losses, cash contributions made and distributions received, and other adjustments, as appropriate. Distributions of operating profit from joint ventures are reported as part of operating cash flows. Distributions related to a capital transaction, such as a refinancing transaction or sale, are reported as investing activities. The joint ventures’ critical accounting policies are similar to the Company’s and their financial statements are prepared in accordance with GAAP.

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

Income Taxes

The Company elected to be taxed as a REIT, commencing with the Company’s initial taxable year ended December 31, 2009. A REIT is generally not subject to corporate level federal and state income tax on net income it distributes to its stockholders. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute at least 90% of its taxable income to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal and state income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, it and its subsidiaries may be subject to certain federal, state, local and foreign taxes on its income and property and to federal income and excise taxes on its undistributed taxable income.

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(Unaudited)

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

Recent Accounting Updates

On June 12, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140,” subsequently reissued as Accounting Standards Update (“ASU”) No. 2009-16, Accounting for Transfers of Financial Assets, which updates FASB Accounting Standards Codification (“ASC”) 860, Transfers and Servicing. ASU No. 2009-16 removes the concept of a qualifying special-purpose entity (“SPE”) from FASB ASC 860 and eliminates the exception for qualifying SPEs from the consolidation guidance of FASB ASC 810, Consolidation. In addition, among other things, ASU No. 2009-16 (i) amends and clarifies the unit of account eligible for sale accounting as an entire financial asset, group of entire financial assets, or participating interest in an entire financial asset; (ii) eliminates the practicability exception for fair value measurement of assets obtained and liabilities incurred by a transferor in a transfer that meets the conditions for sale accounting; (iii) removes the special provisions in FASB ASC 860 for guaranteed mortgage securitizations; (iv) clarifies the requirements of the legal isolation analysis and the principle of effective control; and (v) requires enhanced disclosure about, among other things, a transferor’s continuing involvement with transfers of financial assets accounted for as sales, the risks inherent in transferred financial assets that have been retained, and the nature and financial effect of restrictions on the transferor’s assets that continue to be reported on the balance sheet.

In conjunction with the issuance of SFAS No. 166, the FASB also issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” subsequently reissued as ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which updates FASB ASC 810. Among other things, ASU No. 2009-17 amends certain guidance in FASB ASC 810 for determining whether an entity is a VIE, requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE, and requires enhanced disclosures about an enterprise’s involvement with a VIE. Under ASU No. 2009-17, an entity will be required to consolidate a VIE if it has both (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. In addition, ASU No. 2009-17 removes the current exemption for troubled debt restructurings.

The adoption of ASU No. 2009-16 and ASU No. 2009-17 effective January 1, 2010 did not have a material effect on the Company’s consolidated financial position, results of operations or disclosures.

On January 21, 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 amends FASB ASC 820, Fair Value Measurements and Disclosures, to require a number of additional disclosures regarding fair value measurements. Specifically, ASU No. 2010-06 requires entities to disclose: (1) the amount of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers; (2) the reasons for any transfers in or out of Level 3; and (3) information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. Except for the requirement to disclose information about purchases, sales, issuances, and settlements in the reconciliation of recurring Level 3 measurements on a gross basis, which are effective for fiscal years beginning after December 15, 2010, all the amendments to FASB ASC 820 made by ASU No. 2010-06 were effective for the Company beginning January 1, 2010. The adoption of the new disclosure requirements did not have a material effect on the Company’s disclosures, as we did not have any transfers between Level 1 and Level 2 fair value measurements and do not have any Level 3 assets or liabilities. The adoption of the remaining provisions of ASU No. 2010-06 is not expected to have a material effect on the Company’s disclosures.

On April 29, 2010, the FASB issued ASU No. 2010-18, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset—a consensus of the FASB Emerging Issues Task Force. ASU No. 2010-18 amends FASB ASC 310, Receivables, such that modifications of loans that are accounted for within a pool do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. ASU No. 2010-18 is effective for the first interim or annual period ending on or after July 15, 2010, or three months ending September 30, 2010 for the Company. The Company is currently evaluating the effect, if any, the adoption of ASU No. 2010-18 will have on its consolidated financial position and results of operations.

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(Unaudited)

3. Investments in Unconsolidated Joint Ventures

Pursuant to the investment allocation agreement between the Company, the Manager and Colony Capital (see Note 7), the Company’s recent investment activities have been structured as joint ventures with one or more funds managed by Colony Capital or its affiliates. The joint ventures are generally capitalized through equity contributions from the members, although in certain cases they have leveraged their investments through Term Asset-Backed Securities Loan Facility (“TALF”) financing or other lending arrangements. The Company believes that the joint ventures could obtain financing for their investments, if necessary, at competitive market rates. The Company’s exposure to the joint ventures is limited to amounts invested or committed to the joint ventures at inception, and neither the Company nor the other investors are required to provide financial or other support in excess of their capital commitments.

The Company has analyzed each of the joint ventures and determined that they are VIEs, but that the Company is not the primary beneficiary. In performing its analysis of whether it is the primary beneficiary, the Company considers whether it individually has the power to direct the activities of the VIE that most significantly impact the entity’s performance and also has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The Company also considers whether it is a member of a related party group that collectively meets the power and benefits criteria and, if so, whether the Company is most closely associated with the VIE. In making that determination, the Company considers both qualitative and quantitative factors, including, but not limited to: the amount and characteristics of its investment relative to other investors; the obligation or likelihood for the Company or other investors to fund operating losses of the VIE; the Company’s and the other investors’ ability to control or significantly influence key decisions for the VIE, and the similarity and significance of the VIE’s business activities to those of the Company and the other investors. The determination of whether an entity is a VIE, and whether the Company is the primary beneficiary, involve significant judgments, including estimates about the current and future fair values and performance of assets held by the VIE and/or general market conditions.

Activity in the Company’s investments in unconsolidated joint ventures for the three months ended March 31, 2010 is summarized below (in thousands):

Three Months Ended March 31, 2010
Balance at December 31, 2009	$129,087
Contributions	58,062
Distributions	(2,678)
Equity in net income	3,915
Equity in other comprehensive income	548
Foreign exchange translation loss	(900)

Balance at March 31, 2010	$188,034

The following are the Company’s investments in various joint ventures with one or more funds managed by Colony Capital or its affiliates under the investment allocation agreement (see Note 7). The Company’s interest in each joint venture as of March 31, 2010 is as follows:

Joint Venture	The Company’s Ownership Percentage
ColFin NW Funding, LLC (“NW Investor”)	37.88%
ColFin WLH Funding, LLC (“WLH Investor”)	24.03%
ColFin DB Guarantor, LLC (“DB Investor”)	33.33%
ColFin FRB Investor, LLC (“FRB Investor”)	TBD (1)
ColFin 666 Funding, LLC (“666 Investor”)	33.33%
Colony Funds Sants S.à r.l. (“Colonial Investor”)	5.12%
ColFin ALS Funding, LLC (“ALS Investor”)	33.33%
ColFin J-11 Funding, LLC (“J-11 Investor”)	33.33%
ColLaguna (CA Lux) S.à r.l. (“Laguna Investor”)	33.33%
ColFin WLH Land Acquisitions, LLC (“WLH Land Investor”)	24.03%
Matrix CDCF-CFI Advisors VI, LLC (“Matrix Investor”)	33.33%
C-VIII CDCF CFI MBS Investor, LLC (“MBS Investor”)	33.33%
Colony CDCF-VIII-CFI Investor, LLC (“Deposit Funding Investor”)	33.33%

(1)	The final ownership percentage is dependent on the final capitalization of the transaction.

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(Unaudited)

The Company made the following investments in unconsolidated joint ventures during the three months ended March 31, 2010:

•

On January 7, 2010, DB Investor, a joint venture with investment funds managed by affiliates of the Manager, consummated a structured transaction with the Federal Deposit Insurance Corporation (the “FDIC”). DB Investor acquired a 40% managing-member interest in a newly formed limited liability company (“DB Venture”) created to hold acquired portfolio of loans, with the FDIC retaining the remaining 60% equity interest. This portfolio of loans includes approximately 1,200 loans with an aggregate unpaid principal balance of approximately $1.02 billion, substantially all of which are first mortgage, recourse commercial real estate loans. The portfolio was effectively acquired at approximately 44% of the unpaid principal balance of the loans. The financing of the transaction includes 50% leverage ($233 million of zero-coupon notes on which interest is imputed at 3.8%) provided by the FDIC, which has a term of up to seven years and must be paid in full prior to any distributions to the equity holders. DB Venture also pays DB Investor a 50-basis point asset management fee calculated on the aggregate unpaid principal balance of the outstanding portfolio (some of which will be used to pay costs associated with primary and special servicing). The Company contributed approximately $30.2 million, exclusive of the required working capital and transaction costs, for its interest in DB Investor. In addition, the Company and other members of the joint venture committed to contribute up to an additional $5.0 million to the extent it is required, in order to support a guaranty issued by the joint venture. The Company’s share of this additional commitment is up to $1.7 million.

•

On March 5, 2010, 666 Investor, a joint venture with investment funds managed by affiliates of the Manager, acquired a $66.0 million pari-passu participation interest in a performing first mortgage loan on a Class A office building in midtown Manhattan with an aggregate unpaid principal balance of $1.2 billion. The purchase price for the pari-passu first mortgage interest was approximately $44.9 million, exclusive of transaction costs. The Company’s pro rata share of the purchase price was approximately $15.0 million, exclusive of transaction costs.

•

On March 8, 2010, ALS Investor, a joint venture with investment funds managed by affiliates of the Manager, originated a five-year $30.4 million recourse loan secured by first liens on two Manhattan townhomes and a photography catalog. The Company’s pro rata share of the loan funding was approximately $9.9 million, exclusive of transaction costs and net of upfront origination fee of 2.0% of the loan amount. The loan bears an interest rate of 14% per annum, of which 4% may be paid-in-kind in the first 12 months at the borrower’s option. ALS Investor is entitled to certain participation in the borrower’s photography business based on the amount of free cash flow generated.

Combined condensed balance sheets and statement of operations are presented below for all unconsolidated joint ventures:

Combined Condensed Balance Sheets of Unconsolidated Joint Ventures (in thousands)

	March 31, 2010	December 31, 2009
Assets:
Cash	$9,089	$2,458
Loans held for investment–net	860,578	371,907
Available-for-sale investment securities	39,325	37,580
Investment in unconsolidated joint venture	213,054	220,227
Other assets	42,525	21,149

Total assets	$1,164,571	$653,321

Liabilities:
Debt	$223,251	$31,856
Other liabilities	10,776	14,104

Total liabilities	234,027	45,960

Owners’ equity	782,614	607,361
Noncontrolling interest	147,930	—

Total liabilities and equity	$1,164,571	$653,321

Company’s equity	$188,034	$129,087

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(Unaudited)

Combined Condensed Statement of Operations of Unconsolidated Joint Ventures (in thousands)

Three Months Ended March 31, 2010
Income:
Interest income	$18,406
Income from joint venture	5,425
Other	640

Total income	24,471

Expenses:
Interest expense	2,260
Transaction costs	1,706
Other	2,946

Total expenses	6,912

Net income	17,559
Net income attributable to noncontrolling interest	170

Net income attributable to members	$17,389

Company’s share of transaction costs	$568

Company’s equity in net income	$3,915

The accounting policies of the joint ventures are similar to those of the Company. Loans originated by the joint ventures are recorded at amortized cost, or the outstanding unpaid principal balance of the loan, net of unamortized acquisition premiums or discounts and unamortized costs and fees directly associated with the origination of the loan. Net deferred loan fees and origination costs are recognized in interest income over the loan term as a yield adjustment using the effective interest method or a method that approximates a level rate of return over the loan term. Loans acquired at a discount to face value where, at the acquisition date, the joint venture expects to collect less than the contractual amounts due under the terms of the loan based, at least in part, on the assessment of the credit quality of the borrower are recorded at the initial investment in the loan and subsequently accreted to the estimate of cash flows at acquisition expected to be collected. Costs and fees directly associated with acquiring loans with evidence of deteriorated credit quality are expensed as incurred. Loans are considered impaired when it is deemed probable that the joint venture will not be able to collect all amounts due according to the contractual terms of the loan or, for loans acquired at a discount to face value, when it is deemed probable that the joint venture will not be able to collect all amounts estimated to be collected at the time of acquisition. No loans held by the joint ventures were impaired at March 31, 2010.

As of March 31, 2010, approximately $132.3 million, or 70%, of the Company’s investments in unconsolidated joint ventures consisted of three investments.

4. Derivative Instruments

The Company has investments in two unconsolidated joint ventures denominated in Euro that expose the Company to foreign currency risk. The Company generally uses collars (consisting of caps and floors) without upfront premium costs to hedge the foreign currency exposure of its net investments. At March 31, 2010, the total notional amount of the collar is approximately €10.9 million with termination dates ranging from June 2010 to December 2012.

The fair values of derivative instruments included in the Company’s balance sheet as of March 31, 2010 and December 31, 2009 are as follows (in thousands):

	March 31, 2010	December 31, 2009
Assets
Foreign exchange contracts designated as hedging instruments under FASB ASC 815 included in other assets	$896	$697

Liabilities
Foreign exchange contracts designated as hedging instruments under FASB ASC 815 included in accrued and other liabilities	$223	$439

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(Unaudited)

5. Fair Value Measurements

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

The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with GAAP. These include cash equivalents and financial derivative instruments. The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010				December 31, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$26,023	$—	$—	$26,023	$36,015	$—	$—	$36,015
Derivative instruments (see Note 4)	—	896	—	896	—	697	—	697

Total assets	$26,023	$896	$—	$26,919	$36,015	$697	$—	$36,712

Liabilities:
Derivative instruments (see Note 4)	$—	$223	$—	$223	$—	$439	$—	$439

Total liabilities	$—	$223	$—	$223	$—	$439	$—	$439

The carrying value for money market funds approximates fair value because of the immediate or short-term maturity of these financial instruments. Money market funds are included in cash and cash equivalents on the Company’s balance sheets.

6. Earnings per Share

The Company calculates basic earnings per share using the two-class method which allocates earnings per share for each share of common stock and nonvested shares containing nonforfeitable rights to dividends and dividend equivalents treated as participating securities. The following table reconciles the numerator and denominator of the basic and diluted per-share computations for net income available to common stockholders (in thousands, except share and per share data):

Three Months Ended March 31, 2010
Numerator:
Net income	$2,098
Net income attributable to noncontrolling interest	(2)

Net income available to common stockholders	$2,096
Net income allocated to participating securities (nonvested shares)	(1)

Numerator for basic and diluted net income allocated to common stockholders	$2,095

Denominator:
Basic weighted average number of common shares outstanding	14,625,000
Weighted average effect of dilutive shares—common stock issuable for reimbursement of Manager’s payment of initial underwriting discounts and commissions	287,500

Diluted weighted average number of common shares outstanding	14,912,500

Earnings per share:
Net income available to common stockholders per share—basic	$0.14

Net income available to common stockholders per share—diluted	$0.14

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(Unaudited)

7. Related Party Transactions

Management Agreement

The Company entered into a management agreement with the Manager pursuant to which the Manager provides the day-to-day management of the Company’s operations and earns base management and incentive fees. For the three months ended March 31, 2010, the Manager earned base management fees of $660,000 and no incentive fees.

Pursuant to the management agreement, the Manager is reimbursed for expenditures related to the Company incurred by the Manager, including legal, accounting, financial, due diligence and other services. The Company does not reimburse the Manager for the salaries and other compensation of its personnel. However, pursuant to a secondment agreement between the Company and Colony Capital, the Company is responsible for Colony Capital’s expenses incurred in employing the Company’s chief financial officer. The Company may be required to pay its pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Manager and its affiliates required for the Company’s operations. For the three months ended March 31, 2010, administrative expenses include $227,000 charged to the Company by Colony Capital for the costs of the Company’s chief financial officer, $24,000 of Colony Capital’s expenses allocated to the Company on a pro rata basis, and $20,000 of other direct charges incurred by Colony Capital related to the Company. In addition, Colony Capital charged the Company $110,000 related to costs it incurred on behalf of the Company, of which $48,000 is included in investment expenses, $10,000 is included in investments in unconsolidated joint ventures and $52,000 is included in other assets as pending investment costs.

Investment Allocation Agreement

Concurrently with the closing of the IPO, the Company, the Manager and Colony Capital entered into an investment allocation agreement, which provides for the Company to co-invest in investment vehicles that are substantially similar to the Company’s target assets with certain current or future private investment funds managed by Colony Capital or its affiliates (including Colony Distressed Credit Fund, L.P., Colony Investors VIII, L.P. and related funds, and Colyzeo Investors, II, L.P.). Under the investment allocation agreement, the Company is entitled (but not obligated) to contribute (subject to the Company’s investment guidelines, its availability of capital and maintaining its qualification as a REIT for U.S. federal income tax purposes and its exemption from registration under the Investment Company Act of 1940) at least one-third of the capital to be funded by such co-investment vehicles until the termination of the commitment period of Colony Distressed Credit Fund, L.P. in July 2010, and thereafter, at least one-half the capital to be funded by co-investment vehicles in assets secured by U.S. collateral. In the event that the Company does not have sufficient capital to contribute at least one-third (or one-half, as applicable) of the capital required for any proposed investment by such investment vehicles, the investment allocation agreement provides for a fair and equitable allocation of investment opportunities among all such vehicles and the Company, in each case, taking into account the suitability of each investment opportunity for the particular vehicle and the Company and each such vehicle’s and the Company’s availability of capital for investment.

The Company does not incur any additional fees payable to Colony Capital, the Manager or any of their affiliates in connection with investments made pursuant to the investment allocation agreement. The Company is required to pay its pro rata portion (based upon percentage of equity) of transaction and other investment-level expenses incurred in connection with such co-investment.

8. Stock-Based Compensation

In connection with the IPO, the Company granted 6,000 shares of its restricted common stock under its 2009 Non-Executive Director Stock Plan to the Company’s three independent directors, which shares vest ratably on each of the first and second anniversaries of the IPO, subject to the directors’ continued service on the board of directors. Notwithstanding the vesting schedule set forth above, the shares will vest in full upon termination of such director’s service due to death or disability. For the three months ended March 31, 2010, the Company recognized compensation cost of $15,000 related to the restricted stock awards. As of March 31, 2010, total compensation cost related to unvested restricted stock not yet recognized was $87,000.

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(Unaudited)

9. Other Comprehensive Income

The components of comprehensive income are as follows (in thousands):

Three Months Ended March 31, 2010
Net income	$2,098
Other comprehensive income:
Equity in other comprehensive income of unconsolidated joint venture	548
Unrealized gain on fair value of derivative instruments designated as hedges, net of tax effect of $71	344
Foreign currency translation loss, net of tax effect of $216	(684)
Realized foreign exchange loss reclassified from accumulated other comprehensive loss	33

Comprehensive income	2,339
Comprehensive income attributable to noncontrolling interest	(13)

Comprehensive income attributable to the Company	$2,326

The components of accumulated other comprehensive loss attributable to the Company are as follows (in thousands):

	March 31, 2010	December 31, 2009
Equity in accumulated other comprehensive income (loss) of unconsolidated joint venture	$405	$(132)
Unrealized gain on fair value of derivative instruments designated as hedges, net of tax	602	258
Unrealized loss on foreign currency translation, net of tax	(1,369)	(718)

	$(362)	$(592)

10. Income Taxes

The Company’s TRSs subject to corporate level federal, state, foreign and local income taxes are Colony Financial Holdco, LLC, Colony Financial TRS, LLC and CFI DB Holding, LLC, which directly and indirectly hold the Company’s investments in Laguna Investor and DB Investor. The Company’s TRSs did not have significant tax provisions for the three months ended March 31, 2010.

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The deferred tax assets and liabilities of the TRSs relate primarily to differences in the book and tax income of TRSs and operating loss carryforwards for federal and state income tax purposes, as well as the tax effect of accumulated other comprehensive income of TRSs. A valuation allowance for deferred tax assets is provided if the Company believes it is more likely than not that all or some portion of the deferred tax assets will not be realized. Realization of deferred tax assets is dependent on the Company generating sufficient taxable income in future periods.

In connection with TRS activities for the three months ended March 31, 2010, the Company recorded current and deferred tax liabilities of $337,000 and $71,000, respectively, included in accrued and other liabilities and deferred tax assets of $553,000, included in other assets.

11. Commitments and Contingencies

On December 2, 2009, the Company committed to invest a total of $13.3 million in Colonial Investor. Through March 31, 2010, the Company had invested $12.0 million for the purchase and customary and ordinary operating costs of the joint venture, leaving a $1.3 million commitment for future fundings.

In connection with its investment in DB Investor, the Company committed to contribute up to an additional $1.7 million, to the extent it is required, in order to support a guaranty issued by the joint venture.

The Company has a commitment to invest $24.0 million in the FRB Investor to acquire an interest in Sequoia Acquisition, Inc. (“Sequoia Acquisition”), in connection with Sequoia Acquisition’s purchase of First Republic Bank from Merrill Lynch Bank & Trust Co., F.S.B. FRB Investor’s commitment, together with additional amounts from other third-party investors, is intended to provide sufficient financing for Sequoia Acquisition’s payment obligations to consummate the transaction. FRB Investor’s commitment under the equity commitment letter is subject to, among other things, the successful closing of the transaction. The Company’s percentage ownership interest in Sequoia Acquisition is dependent on the final capitalization of the transaction. This transaction is subject to regulatory approval and the satisfaction of other customary conditions precedent set forth in the purchase and sale agreement related to the transaction.

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(Unaudited)

12. Subsequent Events

The Company has evaluated all subsequent events through the filing date of this Quarterly Report on Form 10-Q (this “Report”) with the Securities and Exchange Commission to ensure that this Report includes appropriate disclosure of events both recognized in the consolidated financial statements as of March 31, 2010, and events that occurred subsequent to March 31, 2010 but were not recognized in the consolidated financial statements. From the balance sheet date through the filing date of this Report, the Company invested $10.7 million for one-third participation in the acquisition of a hotel portfolio mezzanine loan and invested another $4.3 million in MBS Investor.

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

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the accompanying notes thereto, which are included in Item 1 of this Report, as well as the information contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which is accessible on the Securities and Exchange Commission’s (the “SEC”) website at www.sec.gov.

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

While forward-looking statements reflect our good faith beliefs, assumptions and expectations, they are not guarantees of future performance. Furthermore, we disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. We caution investors not to place undue reliance on these forward-looking statements and urge you to carefully review the disclosures we make concerning risks in sections entitled “Risk Factors,” “Forward-Looking Statements,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Overview

We are a real estate finance company that was organized in June 2009 as a Maryland corporation to acquire, originate and manage a diversified portfolio of real estate-related debt instruments. We completed the initial public offering, or IPO, and concurrent private placement of our common stock on September 29, 2009. We focus primarily on acquiring, originating and managing commercial mortgage loans, which may be performing, sub-performing or non-performing loans (including loan-to-own strategies), and other commercial real estate-related debt investments. We also may acquire other real estate and real estate-related debt assets. We collectively refer to commercial mortgage loans, other commercial real estate-related debt investments, commercial mortgage-backed securities, or CMBS, real estate owned, or REO, properties and other real estate and real estate-related assets as our target assets.

We are managed by our Manager, a Delaware limited liability company and a wholly-owned subsidiary of Colony Capital. The Manager is an affiliate of the Company. We elected to qualify as a real estate investment trust, or REIT, for U.S. federal income tax purposes, commencing with our initial taxable year ended December 31, 2009. We also intend to operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940, or the 1940 Act.

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

Recent Developments

Investment Activities

From the closing of our IPO on September 29, 2009 to March 31, 2010, all of our investment activities have been structured as joint ventures with one or more private investment funds managed by Colony Capital or its affiliates (including Colony Distressed Credit Fund, L.P., Colony Investors VIII, L.P. and related funds, and Colyzeo Investors, II, L.P., which funds are collectively referred to herein as the “Co-Investment Funds”). For more information about our investment allocation agreement and conflicts of interest that may arise in connection with these co-investments, see “Business—Conflicts of Interest and Related Policies” and “Business—Co-Investment Funds” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

As of March 31, 2010, we had entered into agreements or consummated transactions representing net investments or commitments to invest approximately $215 million, or 78% of the net proceeds from our IPO and the private placement. The following summaries provide information on our investments for the three months ended March 31, 2010 as of each of their respective acquisition or origination date.

•

On January 7, 2010, we, together with investment funds managed by affiliates of our Manager, consummated a structured transaction with the Federal Deposit Insurance Corporation, or FDIC. Deutsche Bank, or DB, served as advisor to the FDIC in connection with this transaction. As a result, we and such investment funds acquired a 40% managing-member interest in a newly formed limited liability company created to hold the acquired loans, with the FDIC retaining the remaining 60% equity interest. This portfolio of loans, which we refer to as the DB FDIC portfolio, includes approximately 1,200 loans (of which approximately 29% were performing and approximately 71% were non-performing by allocated purchase price and which collectively had a weighted-average seasoning of 39 months) with an aggregate unpaid principal balance of approximately $1.02 billion, substantially all of which are first mortgage, recourse commercial real estate loans. The DB FDIC portfolio was effectively acquired at approximately 44% of the unpaid principal balance of the loans. The average interest rate on the performing loans in the DB FDIC portfolio was 5.9% exclusive of scheduled amortization payments, and the weighted-average remaining term for the performing loans was 57 months. The financing of the transaction includes 50% leverage ($233 million of zero-coupon notes) provided by the FDIC, which has a term of up to seven years and must be paid in full prior to any distributions to the equity holders. The newly formed limited liability company also pays the managing member a 50-basis point asset management fee calculated on the aggregate unpaid principal balance of the outstanding portfolio (some of which will be used to pay costs associated with primary and special servicing). Our pro rata share of the managing-member interest is 33.3%, or approximately $30.2 million, exclusive of our pro rata share of the required working capital and transaction costs. In addition, we, together with investment funds managed by affiliates of our Manager, committed to contribute up to an additional $5.0 million to the extent it is required, in order to support a guaranty issued by our subsidiary. Our share of this additional commitment is up to $1.7 million.

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

•

On March 8, 2010, we, together with investment funds managed by affiliates of our Manager, originated a five-year $30.4 million recourse loan to a world-renowned celebrity photographer. We invested approximately $10.1 million, before origination fees, for a 33.3% economic interest in the loan. The loan is secured by first liens on two West Village Manhattan townhomes and a photography catalog. The loan bears an interest rate of 14% per annum, of which 4% may be paid-in-kind in the first 12 months at the borrower’s option, and includes an upfront origination fee of 2.0% of the loan amount. The lender is also entitled to certain participation in the borrower’s photography business based on the amount of free cash flow generated.

The following table sets forth certain information as of the acquisition or commitment date regarding the investments consummated and committed to as of March 31, 2010:

(Dollars in thousands) Our Investments	Invested(1)	Committed(1)	Total	Our Economic Ownership(2)	Total Colony Funds Investment		Unpaid Principal Balance	Description
U.S. Life Insurance Loan Portfolio	$49,700	$—	$49,700	37.9%	$131,300		$174,700	25 performing, fixed rate first mortgages secured by commercial real estate
WLH Secured Loan	48,000	—	48,000	24.0%	199,800		206,000	Senior secured term loan secured by first mortgages on residential land and security interests in cash and other assets
DB FDIC Portfolio	33,000	1,700	34,700	33.3%	103,900		1,020,000	Approximately 1,200 perform-ing and non-performing loans secured mostly by commercial real estate
First Republic Bank	—	24,000	24,000	TBD (3)	TBD	(3)	NA	Equity stake in approximately $20 billion retail bank
Class A Manhattan Office Loan Participation	15,000	—	15,000	33.3%	44,900		66,000	First mortgage pari-passu participation interest secured by Class A midtown Manhattan office building
Spanish REOC/Colonial Loan(4)	12,000	1,300	13,300	5.1%	259,900		658,700	Syndicated senior secured loan to a Spanish commercial real estate company
West Village Townhomes/ Photography Loan	9,900	—	9,900	33.3%	29,800		30,400	Recourse loan secured by first liens on two West Village Manhattan townhomes and a photography catalogue
U.S. Commercial Bank Loan Portfolio	6,700	—	6,700	33.3%	20,100		33,000	10 performing and one delinquent, fixed rate first mortgages secured by commercial real estate
German Loan Portfolio	5,300	—	5,300	33.3%	16,000		91,000	94 primarily first mortgage non-performing commercial real estate loans
WLH Land Acquisition	3,400	—	3,400	24.0%	14,000		NA	Approximately 1,100 residential lots in a sale/easement
Westlake Village Loan	2,500	—	2,500	33.3%	7,600		11,300	First mortgage commercial loan
AAA CMBS Financed with TALF(4)	2,000	—	2,000	32.7%	6,100		40,000	AAA CMBS security financed with five-year TALF

Total Committed & Invested	$187,500	$27,000	$214,500

(1)	Invested and committed amounts include our share of transaction costs and working capital and are net of origination fees.
(2)	Represents our share of the acquisition entities formed by us with investment funds managed by affiliates of our Manager except for the Colonial Loan and AAA CMBS Financed with Term Asset-Backed Securities Loan Facility , or TALF; refer to note 4.
(3)	Although our total commitment has been determined, our percentage of minority ownership has not yet been determined.
(4)	The acquisition entities for the Colonial Loan and the AAA CMBS Financed with TALF include a 33.3% and 2.0% co-investment, respectively, from third parties and the amounts stated in Our Economic Ownership, Total Colony Funds Investment and Unpaid Principal Balance include these third parties’ co-investments. Our economic interests in the Colonial Loan and the AAA CMBS Financed with TALF, excluding such third party co-investments, are 7.7% and 33.3%, respectively.

Cricital Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. There have been no material changes to our critical accounting policies or those of our unconsolidated joint ventures since the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, except for changes resulting from our adoption of the provisions of Financial Accounting Standards Board Accounting Standards Update (“ASU”) No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, effective January 1, 2010. The adoption of ASU No. 2009-17 did not have a material effect on our consolidated financial position, results of operations or disclosures.

Investment in Unconsolidated Joint Ventures

The Company analyzes each of its joint ventures to determine whether they are variable interest entities, or VIEs. In performing our analysis of whether it is the primary beneficiary, the Company considers whether it individually has the power to direct the activities of the VIE that most significantly impact the entity’s performance and also has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The Company also considers whether it is a member of a related party group that collectively meets the power and benefits criteria and, if so, whether the Company is most closely associated with the VIE. In making that determination, the Company considers both qualitative and quantitative factors, including, but not limited to: the amount and characteristics of its investment relative to other investors; the obligation or likelihood for the Company or other investors to fund operating losses of the VIE; the Company’s and the other investors’ ability to control or significantly influence key decisions for the VIE, and the similarity and significance of the VIE’s business activities to those of the Company and the other investors. The determination of whether an entity is a VIE, and whether the Company is the primary beneficiary, involve significant judgments, including estimates about the current and future fair values and performance of assets held by the VIE and/or general market conditions.

Recent Accounting Updates

Recent accounting updates are included in Note 2 to the consolidated financial statements in “Item 1. Consolidated Financial Statements” of this Report.

Results of Operations

Equity in Income of Unconsolidated Joint Ventures

Net income (loss) from our unconsolidated joint ventures for the three months ended March 31, 2010 included $568,000 of one-time investment transaction costs expensed in connection with the initial acquisition of the investments. Net income (loss) from our unconsolidated joint ventures before and after these transaction costs is summarized below (in thousands):

	Net Income (Loss) from Unconsolidated Joint Ventures Before Transaction Costs	Transaction Costs	Net Income (Loss) from Unconsolidated Joint Ventures
ColFin NW Funding, LLC (“NW Investor”)	$1,402	$—	$1,402
ColFin WLH Funding, LLC (“WLH Investor”)	1,847	—	1,847
ColFin DB Guarantor, LLC (“DB Investor”)	400	555	(155)
ColFin 666 Funding, LLC (“666 Investor”)	150	13	137
Colony Funds Sants S.à r.l. (“Colonial Investor”)	238	—	238
ColFin ALS Funding, LLC (“ALS Investor”)	95	—	95
ColFin J-11 Funding, LLC (“J-11 Investor”)	203	—	203
ColLaguna (CA Lux) S.à r.l. (“Laguna Investor”)	(100)	—	(100)
ColFin WLH Land Acquisitions, LLC (“WLH Land Investor”)	71	—	71
Matrix CDCF-CFI Advisors VI, LLC (“Matrix Investor”)	71	—	71
C-VIII CDCF CFI MBS Investor, LLC (“MBS Investor”)	106	—	106

	$4,483	$568	$3,915

Interest Income

For the three months ended March 31, 2010, we earned $170,000 of interest from our cash and cash equivalents on deposit at various financial institutions.

Expenses

Expenses consisted primarily of administrative expenses of approximately $1.2 million (of which $271,000 was reimbursed to an affiliate). These expenses included directors’ and officers’ insurance costs of $337,000, professional fees of $362,000 and salary, bonus and benefit costs of $227,000. The Company incurred base management fees of $660,000 pursuant to the management agreement with the Manager. Investment expenses of $99,000 included $50,000 of costs associated with unsuccessful deals.

Investments in Unconsolidated Joint Ventures

As of March 31, 2010, our interest in each unconsolidated joint venture was as follows:

Joint Venture	The Company’s Ownership Percentage
ColFin NW Funding, LLC	37.88%
ColFin WLH Funding, LLC	24.03%
ColFin DB Guarantor, LLC	33.33%
ColFin FRB Investor, LLC	TBD (1)
ColFin 666 Funding, LLC	33.33%
Colony Funds Sants S.à r.l.	5.12%
ColFin ALS Funding, LLC	33.33%
ColFin J-11 Funding, LLC	33.33%
ColLaguna (CA Lux) S.à r.l.	33.33%
ColFin WLH Land Acquisitions, LLC	24.03%
Matrix CDCF-CFI Advisors VI, LLC	33.33%
C-VIII CDCF CFI MBS Investor, LLC	33.33%
Colony CDCF-VIII-CFI Investor, LLC	33.33%

(1)	The final ownership percentage is dependent on the final capitalization of the transaction.

Three of our largest investments in unconsolidated joint ventures made up approximately $132.3 million, or 70% of our total investments in unconsolidated joint ventures at March 31, 2010.

The following tables summarize certain characteristics of the joint ventures’ loans receivable and our proportionate share as of March 31, 2010 and December 31, 2009 (amounts in thousands):

	March 31, 2010
	Unpaid Principal Balance		Amortized Cost		Net Weighted Average Coupon	Current Yield on Original Cost	Average Maturity In Years
Collateral Type	Total	Company’s Proportionate Share	Total	Company’s Proportionate Share
Performing loans
Residential	$242,464	$60,451	$232,684	$58,473	13.82%	14.13%	4.7
Retail	156,382	45,884	111,398	33,321	6.13%	9.11%	8.6
Office	150,204	48,599	105,773	34,678	6.41%	9.14%	6.9
Industrial	66,564	18,088	47,201	13,233	6.20%	8.68%	7.0
Hospitality	20,459	4,165	13,454	2,436	6.44%	9.22%	14.6
Multifamily	11,837	1,578	6,592	879	7.85%	14.83%	11.8
Land	27,544	3,673	13,049	1,740	6.57%	12.41%	2.0
Other commercial	53,876	7,184	31,325	4,177	6.95%	12.23%	6.9

Total performing	729,330	189,622	561,476	148,937	9.07%	12.47%	6.8

Non-performing loans
Residential	78,453	11,732	24,509	3,539
Retail	112,718	15,380	52,424	7,106
Office	45,789	6,592	20,887	2,863
Industrial	41,081	6,003	19,435	2,900
Hospitality	66,857	9,667	42,629	5,852
Multifamily	97,997	20,347	37,355	5,787
Land	339,218	48,360	67,133	9,573
Other commercial	88,339	12,576	34,730	4,770

Total non-performing	870,452	130,657	299,102	42,390

Total loans	$1,599,782	$320,279	$860,578	$191,327

	December 31, 2009
	Unpaid Principal Balance		Amortized Cost		Net Weighted Average Coupon	Current Yield on Original Cost	Average Maturity In Years
Collateral Type	Total	Company’s Proportionate Share	Total	Company’s Proportionate Share
Performing loans
Residential	$206,000	$49,502	$200,145	$48,095	14.00%	14.41%	4.8
Retail	92,176	34,430	68,146	25,532	6.11%	8.41%	9.2
Office	65,893	24,219	49,066	18,075	6.10%	8.39%	7.1
Industrial	37,716	14,287	28,215	10,687	6.17%	8.27%	7.3
Hospitality	5,876	2,226	2,585	979	6.38%	14.50%	8.0
Mixed use	14,803	4,934	9,706	3,236	6.24%	9.51%	8.1

Total performing	422,464	129,598	357,863	106,604	9.97%	10.58%	6.5

Non-performing loans
Residential	8,780	2,927	1,533	511
Retail	7,939	2,646	1,063	354
Industrial	9,923	3,308	2,279	760
Hospitality	3,771	1,257	946	315
Multifamily	39,003	13,001	4,075	1,358
Land	15,106	5,035	3,264	1,088
Other	5,765	1,922	884	295

Total non-performing	90,287	30,096	14,044	4,681

Total loans	$512,751	$159,694	$371,907	$111,285

The following tables summarize the geographical dispersion of the real estate properties collateralizing the joint ventures’ loans and our proportionate share as of March 31, 2010 and December 31, 2009 (amounts in thousands):

	March 31, 2010
	Unpaid Principal Balance			Amortized Cost
	Total	Company’s Proportionate Share		Total	Company’s Proportionate Share
Region		$	%		$	%
Northeast	$140,609	$46,985	14%	$106,652	$35,680	19%
Mideast	58,538	13,031	4%	39,509	9,374	5%
Southeast	532,301	80,756	25%	225,471	36,320	19%
East North Central	90,037	21,611	7%	58,226	15,003	8%
West North Central	37,624	8,789	3%	22,133	5,884	3%
Southwest	25,430	5,678	2%	15,912	3,985	2%
Mountain	286,320	50,287	16%	123,959	26,877	14%
Pacific	358,377	69,627	22%	256,546	54,147	28%
Europe	70,546	23,515	7%	12,170	4,057	2%

Total	$1,599,782	$320,279	100%	$860,578	$191,327	100%

	December 31, 2009
	Unpaid Principal Balance			Amortized Cost
	Total	Company’s Proportionate Share		Total	Company’s Proportionate Share
Region		$	%		$	%
Northeast	$36,598	$13,863	9%	$26,342	$9,978	9%
Mideast	21,384	8,100	5%	16,691	6,322	6%
Southeast	46,126	15,974	10%	29,084	10,116	9%
East North Central	39,288	14,882	9%	29,373	11,126	10%
West North Central	15,397	5,832	4%	11,890	4,504	4%
Southwest	9,336	3,537	2%	7,549	2,859	2%
Mountain	78,826	22,646	14%	70,600	19,736	18%
Pacific	177,959	45,581	29%	166,741	42,098	38%
Europe	87,837	29,279	18%	13,637	4,546	4%

Total	$512,751	$159,694	100%	$371,907	$111,285	100%

As of March 31, 2010, the joint ventures’ performing loan portfolio comprises fixed rate loans bearing interest rates ranging from 3.25% to 18% with an aggregate unpaid principal balance of $662.9 million and variable rate loans bearing interest rates ranging from 3.25% to 8.0% with an aggregate unpaid principal balance of $66.4 million. Maturity dates of performing loans range from 2010 to 2037. Scheduled maturities based on unpaid principal balance of performing loans as of March 31, 2010 are as follows (in thousands):

March 31, 2010
Less than one year	$44,673
Greater than one year and less than five years	320,768
Greater than or equal to five years	363,889

Total	$729,330

Liquidity and Capital Resources

Our financing sources include the net proceeds from our IPO and the private placement. Subject to maintaining our qualification as a REIT and our 1940 Act exemption, we also may attempt to secure corporate-level credit facilities (including term loans and revolving facilities), if available, to finance our assets and provide a funding source for future investments. In addition, the joint venture between us and investment funds managed by affiliates of our Manager, on the one hand, and the FDIC, on the other hand, acquired the DB FDIC portfolio, in part, with leverage provided by the FDIC, and one of our co-investments with investment funds managed by affiliates of our Manager utilized funds made available under the TALF. We also may attempt to secure investment-level financing, if available, including term loans, securitizations, warehouse facilities, repurchase agreements and the issuance of debt and equity securities. We also expect to continue to invest in a number of our assets through co-investments with other investment vehicles managed by affiliates of our Manager and/or other third parties, which may allow us to pool capital to access larger transactions and diversify investment exposure. For more information about the conflicts of interest that may arise in connection with these co-investments, see “Business—Conflicts of Interest and Related Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Cash and Cash Flows

At May 13, 2010, we had cash and cash equivalents of $82.6 million, which is sufficient to satisfy all of our existing obligations.

For the three months ended March 31, 2010, net cash provided by operating activities was approximately $1.1 million. Cash flows from operating activities resulted primarily from distributions of earnings from unconsolidated joint ventures offset by payment of administrative expenses.

For the three months ended March 31, 2010, net cash used in investing activities was approximately $57.7 million, primarily for contributions to unconsolidated joint ventures described in “Recent Developments—Investment Activities,” offset by distribution of capital from an unconsolidated joint venture.

For the three months ended March 31, 2010, net cash used in financing activities was approximately $1.1 million, primarily for the payment of dividends declared during 2009 and the payment of previously accrued offering costs in connection with our IPO.

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

Contractual Obligations and Commitments

On January 7, 2010, in connection with our investment in DB Investor, we committed to contribute up to an additional $1.7 million, to the extent it is required, in order to support a guaranty issued by the joint venture. There have been no other material changes to our contractual obligations and capital commitments as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Dividends

We intend to make regular quarterly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We intend to pay regular quarterly dividends to our stockholders in an amount equal to our net taxable income, if and to the extent authorized by our board of directors. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service if any. If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities. We currently do not intend to use the proceeds of our IPO or the private placement to make distributions to our stockholders, except if necessary to meet our REIT distribution requirements or eliminate our U.S federal taxable income.

On December 21, 2009, our board of directors declared a quarterly dividend of $0.07 per share of our common stock, which was paid on January 20, 2010 to stockholders of record on December 31, 2009.

On March 24, 2010, our board of directors declared a quarterly dividend of $0.16 per share of our common stock, payable to stockholders of record on April 5, 2010, with an ex-dividend date of March 31, 2010. The dividend payment was made on April 15, 2010.

Off-Balance Sheet Arrangements

On January 7, 2010, we, together with investment funds managed by affiliates of our Manager, committed to contribute up to an additional $5 million, to the extent it is required, in order to support a guaranty issued by DB Investor. Our share of this additional commitment is up to $1.7 million.

On December 2, 2009, we committed to invest a total of $13.3 million in a joint venture with investment funds managed by affiliates of our Manager that acquired a performing loan issued by a Spanish real estate company. To date, we have invested $12.0 million for the purchase, transaction costs, and customary and ordinary operating costs of the joint venture, leaving a $1.3 million commitment for future fundings.

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

Non-GAAP Supplemental Financial Measure: Core Earnings

Core Earnings is a non-GAAP measure and is defined as GAAP net income excluding non-cash equity compensation expense, the costs incurred in connection with our formation and our IPO, including the initial and additional underwriting discounts and commissions, the incentive fee, real estate depreciation and amortization (to the extent that we foreclose on any properties underlying our target assets) and any unrealized gains, losses or other non-cash items recorded in the period, regardless of whether such items are included in other comprehensive income or loss, or in net income. The amount will be adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between our Manager and our independent directors and after approval by a majority of our independent directors.

We believe that Core Earnings is a useful supplemental measure of our operating performance. The exclusion from Core Earnings of non-cash expenses and gains and losses allows investors and analysts to readily identify the operating results of the assets that form the core of our activity and assists in comparing those operating results between periods. Core Earnings is also the basis upon which the incentive fee to our Manager is calculated and is a key factor in determining the performance hurdle for the reimbursement of our Manager’s partial payment of the initial underwriting discounts and commissions (see “Business—Our Manager and the Management Agreement—Reimbursement of Manager’s Partial Payment of IPO Underwriting Discounts and Commissions” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009). Also, as some of our competitors use a similar supplemental measure, it facilitates comparisons of operating performance to other mortgage REITs. However, other mortgage REITs may use different methodologies to calculate Core Earnings, and accordingly, our Core Earnings may not be comparable to all other mortgage REITs.

Core Earnings does not represent cash flow from operations as defined by GAAP, should not be considered as an alternative to net income as defined by GAAP and is not indicative of cash available to fund all cash flow needs.

A reconciliation of our GAAP net income attributable to common stockholders to Core Earnings for the three months ended March 31, 2010 is presented below (in thousands):

Three Months Ended March 31, 2010
GAAP net income attributable to common stockholders	$2,096
Adjustment to GAAP net income to reconcile to Core Earnings:
Noncash equity compensation expense	15

Core Earnings	$2,111

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk.

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

As of March 31, 2010, the Company and the joint ventures did not have any interest rate hedges. However, in the future, the Company or its unconsolidated joint ventures may utilize a variety of financial instruments, including interest rate swaps, caps, floors and other interest rate exchange contracts, in order to limit the effects of fluctuations in interest rates on its operations. The use of these types of derivatives to hedge interest-earning assets and/or interest-bearing liabilities carries certain risks, including the risk that losses on a hedge position will reduce the funds available for distribution and that such losses may exceed the amount invested in such instruments. A hedge may not perform its intended purpose of offsetting losses of rising interest rates. Moreover, with respect to certain of the instruments used as hedges, the Company is exposed to the risk that the counterparties with which the Company trades may cease making markets and quoting prices in such instruments, which may render the Company unable to enter into an offsetting transaction with respect to an open position. If the Company anticipates that the income from any such hedging transaction will not be qualifying income for REIT income purposes, the Company may conduct all or part of its hedging activities through a to-be-formed corporate subsidiary that is fully subject to federal corporate income taxation. The profitability of the Company may be adversely affected during any period as a result of changing interest rates.

Currency Risk

The Company has foreign currency rate exposures related to its equity investments in joint ventures which hold certain commercial real estate loan investments in Europe. The Company’s sole currency exposure is to the Euro. Changes in currency rates can adversely impact the fair values and earnings of the Company’s non-U.S. holdings. As of March 31, 2010, the Company had approximately €11.1 million, or $15.0 million, in European investments. Accumulated foreign exchange losses on the European investments were approximately $1.6 million, before tax effect. A 1% change in the exchange rate would result in a $150,000 increase or decrease in translation gain or loss on the Company’s investments in unconsolidated joint ventures. The Company mitigates this impact by utilizing currency instruments to hedge the capital portion of its foreign currency risk. The type of hedging instrument that the Company employed on its European investments as of March 31, 2010 was a costless collar (buying a protective put while writing an out-of-the-money covered call with a strike price at which the premium received is equal to the premium of the protective put purchased) which involved no initial capital outlay. The puts were structured with strike prices approximately 10% lower than the Company’s cost basis in such investments, thereby limiting any Euro related foreign exchange related fluctuations to approximately 10% of the original capital invested in the deal.

At March 31, 2010, the Company had six outstanding hedging instruments with an aggregate notional amount of €10.9 million and a net fair value of $0.7 million. The maturity dates of such instruments approximate the projected dates of related cash flows for specific investments. Termination or maturity of currency hedging instruments may result in an obligation for payment to or from the counterparty to the hedging agreement. During the three months ended March 31, 2010, the Company partially unwound the collar expiring in June 2010 in connection with a distribution of capital from its Laguna Investment, resulting in a net cash receipt of $5,000. The Company is exposed to credit loss in the event of non-performance by counterparties for these contracts. The Company selects major international banks and financial institutions as counterparties to manage this risk and does not expect any counterparty to default on its obligations.

The following table summarizes the notional amounts and fair (carrying) values of the Company’s derivative financial instruments as of March 31, 2010 (in thousands, except exchange rates):

Derivative Financial Instrument	Notional Amount	Cap (USD/€)	Floor (USD/€)	Expiration Date	Net Fair Value
Collar	€557	1.614	1.350	June 2010	$16
Collar	1,250	1.614	1.350	December 2010	64
Collar	640	1.618	1.350	June 2011	39
Collar	650	1.620	1.350	December 2011	43
Collar	4,000	1.635	1.350	December 2012	273
Collar	3,800	1.627	1.340	December 2012	238

	€10,897				$673

ITEM 4T.	Controls and Procedures.

The Company has established disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2010.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the period ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings.

As of March 31, 2010, we were not involved in any legal proceedings.

ITEM 1A.	Risk Factors.

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

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

As of March 31, 2010, we had entered into agreements or consummated transactions representing net investments or commitments to invest approximately $215 million, or 78%, of the net proceeds from our IPO and the private placement in the manner described in this Report under the heading “Recent Developments—Investment Activities” and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 under the heading “Business—Recent Developments.”

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	(Removed and Reserved)

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits.

Exhibit No.	Description

31.1	Certification of Richard B. Saltzman, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Darren J. Tangen, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Richard B. Saltzman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Darren J. Tangen, Chief Financial Officer and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 13, 2010

COLONY FINANCIAL, INC.

By:	/s/ RICHARD B. SALTZMAN
Richard B. Saltzman
Chief Executive Officer and President

By:	/s/ DARREN J. TANGEN
Darren J. Tangen
Chief Financial Officer and Treasurer (Principal Financial Officer)