Form 10-Q
period 2010-06-30
Colony Financial, Inc.
filed 2010-08-13
CIK 1467076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 and Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

As of August 13, 2010, 14,631,000 shares of the Registrant’s common stock, par value $.01 per share, were outstanding.

COLONY FINANCIAL, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements.

COLONY FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2010 (Unaudited)	December 31, 2009
ASSETS
Investments in unconsolidated joint ventures	$223,465	$129,087
Cash and cash equivalents	51,867	157,330
Loan receivable, net	10,931	—
Other assets	4,074	1,112

Total assets	$290,337	$287,529

LIABILITIES AND EQUITY
Liabilities:
Accrued and other liabilities	$937	$1,112
Due to affiliate	1,116	476
Dividends payable	3,072	1,024
Deferred underwriting discounts and commissions payable to underwriters	5,750	5,750
Deferred underwriting discounts and commissions reimbursable to Manager	5,750	5,750

Total liabilities	16,625	14,112

Commitments and contingencies
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 450,000,000 shares authorized, 14,631,000 shares issued and outstanding	146	146
Additional paid-in capital	275,276	275,247
Distributions in excess of earnings	(1,157)	(1,424)
Accumulated other comprehensive loss	(700)	(592)

Total stockholders’ equity	273,565	273,377
Noncontrolling interest	147	40

Total equity	273,712	273,417

Total liabilities and equity	$290,337	$287,529

The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010	Period from June 23, 2009 (Date of Inception) to June 30, 2009
Income
Equity in income of unconsolidated joint ventures	$5,323	$9,238		$—
Interest income	454	624		—

Total income	5,777	9,862		—

Expenses
Base management fees	799	1,459		—
Investment expenses	181	280		—
Administrative expenses	885	1,814		—
Administrative expenses reimbursed to affiliate	299	570		—
Organization costs	—	—		3

Total expenses	2,164	4,123		3
Foreign exchange loss, net of gain on foreign currency hedge of $61, $66 and $0, respectively	(24)	(52)		—

Net income (loss)	3,589	5,687		(3)
Net income attributable to noncontrolling interest	5	7		—

Net income (loss) attributable to common stockholders	$3,584	$5,680		$(3)

Net income per share:
Basic	$0.25	$0.39	$	NM

Diluted	$0.24	$0.38	$	NM

Weighted average number of common shares outstanding:
Basic	14,625,000	14,625,000		1,000

Diluted	14,912,500	14,912,500		1,000

Dividends declared per common share	$0.21	$0.37		$—

The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30, 2010	Period from June 23, 2009 (Date of Inception) to June 30, 2009
Cash Flows from Operating Activities
Net income (loss)	$5,687	$(3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of nonvested common stock compensation	29	—
Amortization of discount on purchased loan receivable	(276)	—
Equity in income of unconsolidated joint ventures	(9,238)	—
Distributions of income from unconsolidated joint ventures	6,189	—
Foreign exchange loss	52	—
Changes in operating assets and liabilities:
Increase in other assets	(774)	—
Increase in accrued liabilities	162	—
Increase in due to affiliate	640	3

Net cash provided by operating activities	2,471	—

Cash Flows from Investing Activities
Contributions to unconsolidated joint ventures	(93,771)	—
Distributions from unconsolidated joint ventures	799	—
Purchase of participating interest in loan receivable	(10,655)	—
Deposit on future investment	(968)
Proceeds from settlement of foreign exchange hedges	66	—

Net cash used in investing activities	(104,529)	—

Cash Flows from Financing Activities
Proceeds from issuance of common stock	—	1
Dividends paid to common stockholders	(3,365)	—
Payment of offering costs	(125)	—
Contributions from noncontrolling interest	88	—
Distributions to noncontrolling interest	(3)	—

Net cash (used in) provided by financing activities	(3,405)	1

Net (decrease) increase in cash	(105,463)	1
Cash and cash equivalents, beginning of period	157,330	—

Cash and cash equivalents, end of period	$51,867	$1

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Deferred offering costs in accrued liabilities and due to affiliates	$—	$828

Dividends payable	$3,072	$—

The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

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

2. Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying interim financial statements have been prepared, without audit, in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. However, the results of operations for the interim period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any other future period. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Investment in Unconsolidated Joint Ventures

Since the commencement of operations on September 29, 2009, most of the Company’s investment activities have been structured as joint ventures with one or more of the private investment funds managed by affiliates of Colony Capital, LLC (“Colony Capital”), the sole member of the Manager, under the investment allocation agreement (see Note 8). The Company has evaluated the joint ventures and concluded that they are variable interest entities (“VIEs”); however, the Company is not the primary beneficiary of the VIEs. Since the Company is not the primary beneficiary and is not required to consolidate the VIEs, the Company accounts for investments in these joint ventures using the equity method. The Company initially records investments in unconsolidated joint ventures at cost and adjusts for the Company’s proportionate share of net earnings or losses, cash contributions made and distributions received, and other adjustments, as appropriate. Distributions of operating profit from joint ventures are reported as part of operating cash flows. Distributions related to a capital transaction, such as a refinancing transaction or sale, are reported as investing activities. The joint ventures’ critical accounting policies are similar to the Company’s and their financial statements are prepared in accordance with GAAP.

Loan Receivable

In April 2010, the Company purchased an interest in a senior mezzanine loan. The loan is classified as held-for-investment because the Company has the intent and ability to hold it until maturity. The loan is recorded at amortized cost, or the outstanding unpaid principal balance, net of unamortized purchase discount. Purchase discount is recognized as interest income over the remaining loan term as a yield adjustment using the interest method.

The Company evaluates loans for impairment on a quarterly basis, and recognizes impairment on a loan when it is probable that the Company will not be able to collect all amounts estimated to be collected at the time of acquisition. The Company measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral. Income recognition is suspended for loans when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. As of June 30, 2010, there was no indication of impairment on the loan.

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

On April 29, 2010, the FASB issued ASU No. 2010-18, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset—a consensus of the FASB Emerging Issues Task Force. ASU No. 2010-18 amends FASB ASC 310, Receivables, such that modifications of loans that are accounted for within a pool do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. ASU No. 2010-18 is effective for the first interim or annual period ending on or after July 15, 2010, or three months ending September 30, 2010 for the Company, and will be applied prospectively. The adoption of ASU No. 2010-18 is not expected to have a significant effect on the Company’s consolidated financial position and results of operations.

On July 21, 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU No. 2010-20 amends FASB ASC 310 to require additional disclosures about the credit quality of financing receivables and the allowance for credit losses. ASU No. 2010-20 defines two levels of disaggregation – portfolio segment and class of financing receivables – and amends existing disclosure requirements to include information about the credit quality of financing receivables and allowance for credit losses at a greater level of disaggregation. It also requires disclosures on credit quality indicators, past due information, and modifications of financing receivables by class of financing receivables and significant purchases and sales by portfolio segment. The new disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010, or December 31, 2010 for the Company. The new disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010, or three months ending March 31, 2011 for the Company. ASU No. 2010-20 is not expected to have a material effect on the Company’s consolidated financial position and results of operations, but is expected to have an effect on the disclosures made by the Company and by its unconsolidated joint ventures.

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

Activity in the Company’s investments in unconsolidated joint ventures for the six months ended June 30, 2010 is summarized below (in thousands):

Six Months Ended June 30, 2010
Balance at December 31, 2009	$129,087
Contributions	93,771
Distributions	(6,988)
Equity in net income	9,238
Equity in other comprehensive income	764
Foreign exchange translation loss	(2,407)

Balance at June 30, 2010	$223,465

The following are the Company’s investments in various joint ventures with one or more funds managed by Colony Capital or its affiliates under the investment allocation agreement (see Note 8). The Company’s interest in each joint venture as of June 30, 2010 is as follows:

Joint Venture	The Company’s Ownership Percentage
ColFin NW Funding, LLC (“NW Investor”)	37.88%
ColFin WLH Funding, LLC (“WLH Investor”)	24.03%
ColFin DB Guarantor, LLC (“DB Investor”)	33.33%
ColFin FRB Investor, LLC (“FRB Investor”)	5.91%
ColFin 666 Funding, LLC (“666 Investor”)	33.33%
Colony Funds Sants S.à r.l. (“Colonial Investor”)	5.12%
ColFin ALS Funding, LLC (“ALS Investor”)	33.33%
ColFin J-11 Funding, LLC (“J-11 Investor”)	33.33%
C-VIII CDCF CFI MBS Investor, LLC (“MBS Investor”)	33.33%
ColLaguna (Lux) S.à r.l. (“Laguna Investor”)	33.33%
Matrix Advisors BC, LLC (“BC Investor”)	33.33%
ColCrystal S.à r.l. (“Crystal Investor”)	33.33%
ColFin WLH Land Acquisitions, LLC (“WLH Land Investor”)	24.03%
Matrix CDCF-CFI Advisors VI, LLC (“Matrix Investor”)	33.33%
Colony CDCF-VIII-CFI Investor, LLC (“Deposit Funding Investor”)	33.33%

The Company made the following investments in unconsolidated joint ventures during the six months ended June 30, 2010:

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

•

On May 7, 2010, MBS Investor, a joint venture with investment funds managed by affiliates of the Manager, acquired a $31.2 million senior bond for approximately $13.1 million, or 42% of the unpaid principal balance. The senior bond has a coupon of 5.6% and is secured by a pool consisting primarily of seasoned commercial mortgage-backed securities issued prior to 2005, U.S. Treasury bonds, and one commercial real estate B-note. The Company’s pro rata share of the purchase price was approximately $4.3 million. The security is classified as available-for-sale. MBS Investor is managed by a third-party joint venture partner with a 2% noncontrolling interest.

•

On May 17, 2010, BC Investor, a joint venture with an investment fund managed by an affiliate of the Manager, originated a two-year $9.8 million first mortgage loan to finance the discounted payoff of eight related non-performing commercial real estate loans at 39% of the aggregate unpaid principal balance of the loans. The loan is secured by a first mortgage interest in a mixed-use development in the Midwest. The loan bears an interest rate of 14% per annum, of which 6.0% may be paid-in-kind. The Company’s pro rata share of the loan funding was approximately $3.3 million, exclusive of transaction costs. In addition, BC Investor committed to fund an additional $4.1 million within 180 days to finance a related discounted payoff on an adjoining property at 43% of the unpaid principal balance. The Company’s share of this additional commitment is approximately $1.4 million.

•

On May 20, 2010, Crystal Investor, a joint venture with investment funds managed by affiliates of the Manager, acquired a German portfolio of 211 primarily first mortgage non-performing commercial real estate loans with an aggregate unpaid principal balance of approximately €43.1 million. The effective purchase price for the portfolio was approximately €8.2 million, excluding transaction costs, or approximately 19% of the unpaid principal balance of the loans. Our pro rata share of the purchase price was approximately $3.5 million.

•

On June 30, 2010, FRB Investor, a joint venture with investment funds managed by affiliates of the Manager, completed its previously announced acquisition of a 21.8% interest in First Republic Bank (formerly Sequoia Acquisition, Inc.), with the remaining 78.2% interest acquired by a group of third party investors. The Company’s pro rata share of the total equity investment by FRB Investor was $24.0 million.

Combined condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures:

Combined Condensed Balance Sheets of Unconsolidated Joint Ventures (in thousands)

	June 30, 2010	December 31, 2009
Assets:
Cash	$9,579	$2,458
Loans held for investment–net	872,327	371,907
Available-for-sale investment securities	53,395	37,580
Investments in unconsolidated joint ventures	607,146	220,227
Other assets	75,102	21,149

Total assets	$1,617,549	$653,321

Liabilities:
Debt	$241,723	$31,856
Other liabilities	7,874	14,104

Total liabilities	249,597	45,960

Owners’ equity	1,218,680	607,361
Noncontrolling interest	149,272	—

Total liabilities and equity	$1,617,549	$653,321

Company’s equity	$223,465	$129,087

Combined Condensed Statements of Operations of Unconsolidated Joint Ventures (in thousands)

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Income:
Interest income	$22,684	$41,090
Income from joint ventures	5,281	10,706
Other	1,141	1,781

Total income	29,106	53,577

Expenses:
Interest expense	2,218	4,478
Transaction costs	306	2,012
Other	3,110	6,056

Total expenses	5,634	12,546

Net income	23,472	41,031
Net income attributable to noncontrolling interest	1,342	1,512

Net income attributable to members	$22,130	$39,519

Company’s share of transaction costs	$102	$670

Company’s equity in net income	$5,323	$9,238

The accounting policies of the joint ventures are similar to those of the Company. Loans originated by the joint ventures are recorded at amortized cost, or the outstanding unpaid principal balance of the loan, net of unamortized acquisition premiums or discounts and unamortized costs and fees directly associated with the origination of the loan. Net deferred loan fees and origination costs are recognized in interest income over the loan term as a yield adjustment using the effective interest method or a method that approximates a level rate of return over the loan term. Loans acquired at a discount to face value where, at the acquisition date, the joint venture expects to collect less than the contractual amounts due under the terms of the loan based, at least in part, on the assessment of the credit quality of the borrower are recorded at the initial investment in the loan and subsequently accreted to the estimate of cash flows at acquisition expected to be collected. Costs and fees directly associated with acquiring loans with evidence of deteriorated credit quality are expensed as incurred. Loans are considered impaired when it is deemed probable that the joint venture will not be able to collect all amounts due according to the contractual terms of the loan or, for loans acquired at a discount to face value, when it is deemed probable that the joint venture will not be able to collect all amounts estimated to be collected at the time of acquisition. No loans held by the joint ventures were impaired at June 30, 2010.

As of June 30, 2010, approximately $156.8 million, or 54% of total assets, of the Company’s investments in unconsolidated joint ventures consisted of four investments.

4. Loan Receivable

On April 30, 2010, the Company purchased a one-third interest in a performing $39.0 million second mezzanine loan. The Company’s pro rata share of the unpaid principal balance is approximately $13.0 million. The loan is collateralized by a pledge of equity in an entity that indirectly owns a portfolio of 103 limited service hotels located in twelve states across the country. The Company’s pro rata share of the purchase price was approximately $10.7 million, or 82% of the unpaid principal balance, excluding transaction costs. The loan bears interest at 2.75% over the 30-day London Interbank Offered Rate and matures in August 2011. The remaining two-thirds interest in the mezzanine loan was purchased by an investment fund managed by an affiliate of our Manager. All costs associated with the purchase of the loan were prorated according to the ownership interests.

At June 30, 2010, the components of net loan receivable are as follows (in thousands):

June 30, 2010
Principal	$12,994
Unamortized discount	(2,063)

$10,931

5. Derivative Instruments

The Company has investments in three unconsolidated joint ventures denominated in Euro that expose the Company to foreign currency risk. The Company generally uses collars (consisting of caps and floors) without upfront premium costs to hedge the foreign currency exposure of its net investments. At June 30, 2010, the total notional amount of the collars is approximately €12.9 million with termination dates ranging from December 2010 to December 2012.

The fair values of derivative instruments included in the Company’s balance sheets as of June 30, 2010 and December 31, 2009 are as follows (in thousands):

	June 30, 2010	December 31, 2009
Assets
Foreign exchange contracts designated as hedging instruments	$1,766	$697

Liabilities
Foreign exchange contracts designated as hedging instruments	$281	$439

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

Level 2 —Prices are determined using other significant observable inputs. Observable inputs are inputs that other market participants would use in pricing a security. These may include quoted prices for similar securities, interest rates, prepayment speeds, credit risk and others.

Level 3 —Prices are determined using significant unobservable inputs. In situations where quoted prices or observable inputs are unavailable (for example, when there is little or no market activity for an investment at the end of the period), unobservable inputs may be used.

The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with GAAP. These include cash equivalents and financial derivative instruments. The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010				December 31, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$10,033	$—	$—	$10,033	$36,015	$—	$—	$36,015
Derivative instruments (see Note 5)	—	1,766	—	1,766	—	697	—	697

Total assets	$10,033	$1,766	$—	$11,799	$36,015	$697	$—	$36,712

Liabilities:
Derivative instruments (see Note 5)	$—	$281	$—	$281	$—	$439	$—	$439

Total liabilities	$—	$281	$—	$281	$—	$439	$—	$439

The carrying value for money market funds approximates fair value because of the immediate or short-term maturity of these financial instruments. Money market funds are included in cash and cash equivalents on the Company’s balance sheets.

GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the financial statements, for which it is practicable to estimate the value. In cases where quoted market prices are not available, fair values are estimated using inputs such as discounted cash flow projections, market comparables, dealer quotes and other quantitative and qualitative factors. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, estimated fair values are not necessarily indicative of the amount the Company could realize on disposition of the financial instruments. The use of different assumptions or methodologies could have a material effect on the estimated fair value amounts.

The carrying values of accrued and other liabilities approximate their fair values due to their short term nature.

The following table presents the estimated fair values of the Company’s financial instruments not carried at fair value on the consolidated balance sheets as of June 30, 2010 and December 31, 2009.

	June 30, 2010		December 31, 2009
	Fair Value	Carrying Value	Fair Value	Carrying Value
Financial Assets:
Investments in unconsolidated joint ventures	$246,800	$223,465	$129,170	$129,087
Loan receivable, net	$11,000	$10,931	$—	$—

7. Earnings per Share

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

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Numerator:
Net income	$3,589	$5,687
Net income attributable to noncontrolling interest	(5)	(7)

Net income available to common stockholders	$3,584	$5,680
Net income allocated to participating securities (nonvested shares)	(1)	(2)

Numerator for basic and diluted net income allocated to common stockholders	$3,583	$5,678

Denominator:
Basic weighted average number of common shares outstanding	14,625,000	14,625,000
Weighted average effect of dilutive shares—common stock issuable for reimbursement of Manager’s payment of initial underwriting discounts and commissions	287,500	287,500

Diluted weighted average number of common shares outstanding	14,912,500	14,912,500

Earnings per share:
Net income available to common stockholders per share—basic	$0.25	$0.39

Net income available to common stockholders per share—diluted	$0.24	$0.38

8. Related Party Transactions

Management Agreement

The Company entered into a management agreement with the Manager pursuant to which the Manager provides the day-to-day management of the Company’s operations and earns base management and incentive fees.

Pursuant to the management agreement, the Manager is reimbursed for expenditures related to the Company incurred by the Manager, including legal, accounting, financial, due diligence and other services. The Company does not reimburse the Manager for the salaries and other compensation of its personnel. However, pursuant to a secondment agreement between the Company and Colony Capital, the Company is responsible for Colony Capital’s expenses incurred in employing the Company’s chief financial officer. The Company is also required to pay its pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Manager and its affiliates required for the Company’s operations.

The following table summarizes the amounts incurred by the Company and reimbursable to the Manager or its affiliates (in thousands):

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010	Period from June 23, 2009 (Date of Inception) to June 30, 2009
Base management fees	$799	$1,459	$—
Salaries pursuant to secondment agreement	226	453	—
Allocated and direct administrative expenses	73	117	—
Investment-related costs	151	261	—
Organization costs	—	—	3

	$1,249	$2,290	$3

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

9. Stock-Based Compensation

In connection with the IPO, the Company granted 6,000 shares of its restricted common stock under its 2009 Non-Executive Director Stock Plan to the Company’s three independent directors, which shares vest ratably on each of the first and second anniversaries of the IPO, subject to the directors’ continued service on the board of directors. Notwithstanding the vesting schedule set forth above, the shares will vest in full upon termination of such director’s service due to death or disability. For the three and six months ended June 30, 2010, the Company recognized compensation cost of $14,000 and $29,000, respectively, related to the restricted stock awards. As of June 30, 2010, total compensation cost related to unvested restricted stock not yet recognized was $73,000.

10. Other Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010	Period from June 23, 2009 (Date of Inception) to June 30, 2009
Net income (loss)	$3,589	$5,687	$(3)
Other comprehensive income:
Equity in other comprehensive income of unconsolidated joint venture	216	764	—
Unrealized gain on fair value of derivative instruments designated as hedges, net of tax effect of $27, $98 and $0, respectively	784	1,128	—
Foreign currency translation loss, net of tax effect of $87, $303 and $0, respectively	(1,420)	(2,104)	—
Realized foreign exchange loss reclassified from accumulated other comprehensive loss	85	118	—

Comprehensive income (loss)	3,254	5,593	(3)
Comprehensive income attributable to noncontrolling interest	(9)	(22)	—

Comprehensive income (loss) attributable to the Company	$3,245	$5,571	$(3)

The components of accumulated other comprehensive loss attributable to the Company are as follows (in thousands):

	June 30, 2010	December 31, 2009
Equity in accumulated other comprehensive income (loss) of unconsolidated joint venture	$617	$(132)
Unrealized gain on fair value of derivative instruments designated as hedges, net of tax	1,386	258
Unrealized loss on foreign currency translation, net of tax	(2,703)	(718)

	$(700)	$(592)

11. Income Taxes

The Company’s TRSs subject to corporate level federal, state, foreign and local income taxes are Colony Financial Holdco, LLC and Colony Financial TRS, LLC, which directly and indirectly hold the Company’s investments in FRB Investor, Crystal Investor and Laguna Investor. The Company’s TRSs did not have significant tax provisions for the three and six months ended June 30, 2010.

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

In connection with TRS activities, deferred tax assets and deferred tax liabilities were as follows (in thousands):

	June 30, 2010	December 31, 2009
Deferred tax assets	$325	$—

Deferred tax liabilities	$126	$—

Deferred tax assets are included in other assets and deferred tax liabilities are included in accrued and other liabilities.

12. Commitments and Contingencies

On December 2, 2009, the Company committed to invest a total of $13.3 million in Colonial Investor. Through June 30, 2010, the Company had invested $12.5 million for the purchase and customary and ordinary operating costs of the joint venture, leaving a $0.8 million commitment for future fundings.

In connection with its investment in DB Investor, the Company committed to contribute up to an additional $1.7 million, to the extent it is required, in order to support a guaranty issued by the joint venture.

In connection with its investment in BC Investor, the Company committed to contribute up to an additional $1.4 million in order to fund an additional loan committed by the joint venture.

13. Subsequent Events

The Company has evaluated all subsequent events through the filing date of this Quarterly Report on Form 10-Q (this “Report”) with the Securities and Exchange Commission to ensure that this Report includes appropriate disclosure of events both recognized in the consolidated financial statements as of June 30, 2010, and events that occurred subsequent to June 30, 2010 but were not recognized in the consolidated financial statements. From the balance sheet date through the filing date of this Report, the Company invested and committed a total of $18.9 million in connection with the acquisition of a 4.5% interest in an entity holding a 40% managing-member interest in a structured transaction with the FDIC, a participation interest in a mortgage and mezzanine debt for a hotel group, and a 10.6% interest in an entity that acquired a German portfolio of 18 primarily first mortgage non-performing commercial real estate loans.

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

Recent Developments

Investment Activities

From the closing of our IPO on September 29, 2009 to June 30, 2010, most of our investment activities have been structured as joint ventures with one or more private investment funds managed by Colony Capital or its affiliates (including Colony Distressed Credit Fund, L.P., Colony Investors VIII, L.P. and related funds, and Colyzeo Investors, II, L.P., which funds are collectively referred to herein as the “Co-Investment Funds”). For more information about our investment allocation agreement and conflicts of interest that may arise in connection with these co-investments, see “Business—Conflicts of Interest and Related Policies” and “Business—Co-Investment Funds” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

As of June 30, 2010, we had entered into agreements or consummated transactions representing net investments or commitments to invest approximately $256 million, or 93% of the net proceeds from our IPO and the private placement. The following summaries provide information on our investments for the six months ended June 30, 2010 as of each of their respective acquisition or origination date.

•

On January 7, 2010, we, together with investment funds managed by affiliates of our Manager, consummated a structured transaction with the Federal Deposit Insurance Corporation, or FDIC. Deutsche Bank, or DB, served as advisor to the FDIC in connection with this transaction. As a result, we and such investment funds acquired a 40% managing-member interest in a newly formed limited liability company created to hold the acquired loans, with the FDIC retaining the remaining 60% equity interest. This portfolio of loans, which we refer to as the DB FDIC portfolio, included approximately 1,200 loans (of which approximately 29% were performing and approximately 71% were non-performing by allocated purchase price and which collectively had a weighted-average seasoning of 39 months at acquisition) with an aggregate unpaid principal balance of approximately $1.02 billion, substantially all of which are first mortgage, recourse commercial real estate loans. The DB FDIC portfolio was effectively acquired at approximately 44% of the unpaid principal balance of the loans. The average interest rate on the performing loans in the DB FDIC portfolio was 5.9% exclusive of scheduled amortization payments, and the weighted-average remaining term for the performing loans was 57 months. The financing of the transaction includes 50% leverage ($233 million of zero-coupon notes) provided by the FDIC, which has a term of up to seven years and must be paid in full prior to any distributions to the equity holders. The newly formed limited liability company also pays the managing member a 50-basis point asset management fee calculated on the aggregate unpaid principal balance of the outstanding portfolio (some of which will be used to pay costs associated with primary and special servicing). Our pro rata share of the managing-member interest is 33.3%, or approximately $30.2 million, exclusive of our pro rata share of the required working capital and transaction costs. In addition, we, together with investment funds managed by affiliates of our Manager, committed to contribute up to an additional $5.0 million to the extent it is required, in order to support a guaranty issued by our subsidiary. Our share of this additional commitment is up to $1.7 million.

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

•

On April 30, 2010, we, together with an investment fund managed by an affiliate of our Manager, acquired a performing senior mezzanine loan in a $327 million multi-tier financing secured by equity interests in a special purpose vehicle that indirectly owns a portfolio of 103 limited service hotels (6,623 keys) with an unpaid principal balance of $39.0 million, a maturity date of August 2011 and a floating interest rate of 2.75% over the 30-day London Interbank Offered Rate, or LIBOR. The purchase price for the loan was approximately $32 million, excluding transaction costs. Our pro rata share of the purchase price was approximately $10.7 million (exclusive of our pro rata share of transaction costs), which represents a 33.3% ownership interest. At maturity, some mezzanine tranches may not be refinanceable, which could necessitate a restructuring. We expect to capture full value of the purchase price discount either at maturity or subsequent to the maturity date through a restructured interest in the loan and/or collateral.

•

On May 7, 2010, we, together with investment funds managed by affiliates of our Manager, acquired a $31.2 million senior bond in a CMBS–resecuritization for approximately $13.1 million. The senior bond has a coupon of 5.6% and is secured by a pool consisting primarily of seasoned CMBS bonds issued prior to 2005, U.S. Treasury bonds, and one commercial real estate B-note. Our pro rata share of the purchase price was approximately $4.3 million, which represents a 32.7% ownership interest. The unleveraged cash yield on the senior bond is approximately 13.3% based upon the purchase price, which was at approximately 42% of the unpaid principal balance.

•

On May 17, 2010, we, together with an investment fund managed by an affiliate of our Manager, originated a two-year $9.8 million first mortgage to finance the discounted payoff of eight related non-performing commercial real estate loans at 39% of the aggregate unpaid principal balance of the loans. The loan is secured by a first mortgage interest in a mixed-use development (59% multifamily and 41% retail) in the Midwest. We funded $3.3 million for a 33.3% economic interest in the loan. The loan bears an interest rate of 14% per annum, of which 6.0% may be paid-in-kind. In addition, we and the co-investing investment fund committed to fund an additional $4.1 million within 180 days to finance a related discounted payoff on an adjoining property at 43% of the unpaid principal balance. Our pro-rata share of this additional commitment is approximately $1.4 million.

•

On May 20, 2010, we, together with investment funds managed by affiliates of our Manager, acquired a portfolio of 211 primarily first mortgage German non-performing commercial real estate loans with an aggregate unpaid principal balance of approximately €43.1 million. The effective purchase price for the portfolio was approximately €8.2 million, excluding transaction costs, or approximately 19% of the unpaid principal balance of the loans. Our pro rata share of the purchase price was approximately $3.5 million (exclusive of our pro rata share of transaction costs), which represents a 33.3% ownership interest in the portfolio.

•

On June 30, 2010, we acquired our $24 million participation in the previously announced acquisition of First Republic Bank (“FRB”) from Merrill Lynch Bank & Trust Company, a subsidiary of Bank of America Corporation. Our Manager, alongside General Atlantic LLC, co-led a group of investors in supporting First Republic Bank’s founding management team in the $1.86 billion transaction, which was first announced on October 21, 2009. Our investment in FRB will be recorded using the equity method of accounting.

•

On July 2, 2010, we, together with investment funds managed by affiliates of our Manager, consummated our second structured transaction with the FDIC. Barclays Capital served as advisor to the FDIC in connection with this transaction. As a result, we and such investment funds acquired a 40% managing member equity interest in a newly formed limited liability company (the “LLC”) created to hold the acquired loans, with the FDIC retaining the remaining 60% equity interest. This portfolio of loans, which we refer to as the Barclays FDIC Portfolio, includes approximately 1,660 loans (of which approximately 66% were performing and approximately 34% were non-performing by preliminary allocated purchase price with an aggregate unpaid principal balance of approximately $1.85 billion, consisting of substantially all first mortgage recourse commercial real estate loans. The Barclays FDIC Portfolio was effectively acquired at approximately 59% of the unpaid principal balance of the loans, with an aggregate cash contribution of approximately $218.2 million (excluding working capital and transaction costs) for the 40% equity interest. The average interest rate on the performing loans was 6.4% exclusive of scheduled amortization payments, and the weighted-average remaining term for the performing loans was 78 months. The FDIC offered 1:1 leverage financing with a term of up to 7 years and has agreed to guarantee Purchase Money Notes issued by the LLC in the original principal amount of $563 million, inclusive of a capitalized guarantee fee. The newly formed LLC also pays the managing member a 50-basis point asset management fee calculated on the aggregate unpaid principal balance of the outstanding portfolio (some of which will be used to pay costs associated with primary and special servicing). Our pro rata share of the managing member interest is 4.5%, or approximately $9.8 million, exclusive of our pro rata share of the required working capital and transaction costs. In addition, we, together with investment funds managed by affiliates of our Manager, committed to contribute up to an additional $7.5 million to the extent it is required, in order to support a guaranty issued by our subsidiary. Our share of this additional commitment, based upon our ownership interest in the managing member of the LLC, is approximately $0.3 million.

•

On July 9, 2010, we acquired a participation interest in a performing mezzanine loan in the recently restructured debt of Hilton Worldwide for $3.3 million, which is owned solely by the Company. The last dollar of debt in our mezzanine tranche equates to 10.7x net debt to trailing twelve month EBITDA (Earnings Before Interest, Taxes, Depreciation, & Amortization) and debt service coverage is 2.3x. The current unleveraged cash yield on the floating rate loan is approximately 6% and is expected to increase to approximately 15% prior to the fully extended maturity date of November 2015 based on a scheduled 225 basis points increase of the credit spread and the projected forward LIBOR curve.

•

On July 15, 2010, we, together with investment funds managed by affiliates of our Manager, acquired a portfolio of 18 primarily first mortgage non-performing commercial real estate loans with an aggregate unpaid principal balance of approximately €107 million. The effective purchase price for the portfolio was approximately €38.6 million, excluding transaction costs, or approximately 36% of the unpaid principal balance of the loans. Our pro rata share of the purchase price was approximately $5.3 million (exclusive of our pro rata share of transaction costs), which represents an 11% ownership interest in the portfolio.

As required by FASB ASC Topic 825, Financial Instruments, we estimate and report in our financial statements the fair value of our investments on a quarterly basis, using inputs such as discounted cash flow projections, market comparables, dealer quotes and other quantitative and qualitative factors. As of June 30, 2010, the estimated fair value of our investments in joint ventures and loan receivable was $257.8 million and the carrying value was $234.4 million.

The following table sets forth certain information as of the acquisition or commitment date regarding the investments consummated and committed to as of June 30, 2010:

(Dollars in thousands) Our Investments	Invested(1)	Committed(1)	Total	Our Economic Ownership(2)	Total Colony Funds Investment	Unpaid Principal Balance	Description
U.S. Life Insurance Loan Portfolio	$49,700	$—	$49,700	37.9%	$131,300	$174,700	25 performing, fixed rate first mortgages secured by commercial real estate
WLH Secured Loan	48,000	—	48,000	24.0%	199,800	206,000	Senior secured term loan secured by first mortgages on residential land and security interests in cash and other assets
DB FDIC Portfolio	33,000	1,700	34,700	33.3%	103,900	1,020,000	Approximately 1,200 performing and non-performing loans secured mostly by commercial real estate
First Republic Bank	24,000	—	24,000	5.9%	406,000	NA	Equity stake in financial institution with approximately $20 billion of assets
Class A Manhattan Office Loan Participation	15,000	—	15,000	33.3%	44,900	66,000	First mortgage pari-passu participation interest secured by Class A midtown Manhattan office building
Spanish REOC/Colonial Loan(3)	12,500	800	13,300	5.1%	259,900	658,700	Syndicated senior secured loan to a Spanish commercial real estate company
Hotel Portfolio Loan	10,700	—	10,700	33.3%	32,000	39,000	Senior mezzanine loan indirectly secured by a portfolio of 103 limited service hotels
Barclays FDIC Portfolio	—	10,300	10,300	4.5%	229,900	1,849,200	Approximately 1,660 performing and non-performing loans consisting of substantially all first mortgage recourse commercial real estate loans
West Village Loan	9,900	—	9,900	33.3%	29,800	30,400	Recourse loan secured by first liens on two West Village Manhattan townhomes and a photography catalogue
U.S. Commercial Bank Loan Portfolio	6,700	—	6,700	33.3%	20,100	33,000	10 performing and one delinquent, fixed rate first mortgages secured by commercial real estate
German Loan Portfolio	5,300	—	5,300	33.3%	16,000	91,000	94 primarily first mortgage non-performing commercial real estate loans
German Loan Portfolio III	—	5,300	5,300	10.6%	49,900	135,500	18 non-performing commercial real estate loans
Midwest Multifamily/Retail Loan	3,300	1,300	4,600	33.3%	13,900	9,800	First mortgage interest in a mixed-use development
CMBS-Related Bond(3)	4,300	—	4,300	32.7%	13,100	31,200	Senior bond secured by seasoned CMBS bonds, U.S. Treasuries and a B-note
German Loan Portfolio II	3,500	—	3,500	33.3%	10,500	53,300	211 non-performing commercial real estate loans
WLH Land Acquisition	3,400	—	3,400	24.0%	14,000	NA	Approximately 1,100 residential lots in a sale/easement
Hilton Mezzanine Debt	—	3,300	3,300	100.0%	3,300	NA	Performing mezzanine loan in newly restructured capital stack
Westlake Village Loan	2,500	—	2,500	33.3%	7,600	11,300	First mortgage commercial loan
AAA CMBS Financed with TALF(3)	2,000	—	2,000	32.7%	6,100	40,000	AAA CMBS security financed with five-year TALF

Total Committed & Invested	$233,800	$22,700	$256,500

(1)	Invested and committed amounts include our share of transaction costs and working capital and are net of origination fees.

(2)

Represents our share of the acquisition entities formed by us with investment funds managed by affiliates of our Manager except for the Colonial Loan, the CMBS-Related Bond and AAA CMBS Financed with Term Asset-Backed Securities Loan Facility, or TALF; refer to note 3.

(3)

The acquisition entities for the Colonial Loan, the CMBS-Related Bond and AAA CMBS Financed with TALF include a 33.3%, 2.0% and 2.0% co-investment, respectively, from third parties. The amounts stated in Our Economic Ownership, Total Colony Funds Investment and Unpaid Principal Balance include these third parties’ co-investments. Our economic interests in the Colonial Loan, the CMBS-Related Bond and the AAA CMBS Financed with TALF, excluding such third party co-investments, are 7.7%, 33.3% and 33.3%, respectively.

Regulatory Developments

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Bill, was passed by Congress. This legislation aims to restore responsibility and accountability to the financial system. It is unclear how this legislation may impact the investing environment, borrowing environment, and derivatives market that impact our business, as much of the Dodd-Frank Bill’s implementation has not yet been defined by the regulators.

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

Results of Operations

Equity in Income of Unconsolidated Joint Ventures

Net income (loss) from our unconsolidated joint ventures for the three and six months ended June 30, 2010 included $102,000 and $670,000, respectively, of one-time investment transaction costs expensed in connection with the initial acquisition of the investments. Net income (loss) from our unconsolidated joint ventures before and after these transaction costs is summarized below (in thousands):

	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
	Net Income (Loss) From Unconsolidated Joint Ventures Before Transaction Costs	Transaction Costs	Net Income (Loss) from Unconsolidated Joint Ventures	Net Income (Loss) from Unconsolidated Joint Ventures Before Transaction Costs	Transaction Costs	Net Income (Loss) from Unconsolidated Joint Ventures
ColFin NW Funding, LLC (“NW Investor”)	$1,322	$—	$1,322	$2,724	$—	$2,724
ColFin WLH Funding, LLC (“WLH Investor”)	1,890	—	1,890	3,737	—	3,737
ColFin DB Guarantor, LLC (“DB Investor”)	312	—	312	712	555	157
ColFin 666 Funding, LLC (“666 Investor”)	486	—	486	636	13	623
Colony Funds Sants S.à r.l. (“Colonial Investor”)	263	—	263	501	—	501
ColFin ALS Funding, LLC (“ALS Investor”)	345	—	345	440	—	440
ColFin J-11 Funding, LLC (“J-11 Investor”)	216	—	216	419	—	419
C-VIII CDCF CFI MBS Investor, LLC (“MBS Investor”)	257	—	257	363	—	363
ColLaguna (Lux) S.à r.l. (“Laguna Investor”)	140	—	140	40	—	40
Matrix Advisors BC, LLC (“BC Investor”)	85	28	57	85	28	57
ColCrystal S.à r.l. (“Crystal Investor”)	(40)	74	(114)	(40)	74	(114)
ColFin WLH Land Acquisitions, LLC (“WLH Land Investor”)	74	—	74	145	—	145
Matrix CDCF-CFI Advisors VI, LLC (“Matrix Investor”)	75	—	75	146	—	146

	$5,425	$102	$5,323	$9,908	$670	$9,238

Interest Income

For the three and six months ended June 30, 2010, we earned $110,000 and $280,000, respectively, of interest from our cash and cash equivalents on deposit at various financial institutions. During the three months ended June 30, 2010, we earned $344,000 of interest income from the senior mezzanine loan purchased on April 30, 2010, of which $276,000 was amortization of purchase discount.

Expenses

For the three and six months ended June 30, 2010, expenses consisted primarily of administrative expenses of approximately $1.2 million and $2.4 million, respectively. Of these amounts $299,000 and $570,000, respectively, was reimbursed to an affiliate. Administrative expenses included directors’ and officers’ insurance costs of $260,000 and $597,000, respectively; professional fees of $306,000 and $668,000, respectively; and salary, bonus and benefit costs of $226,000 and $453,000, respectively.

For the three and six months ended June 30, 2010, the Company incurred base management fees of $799,000 and $1.5 million, respectively, pursuant to the management agreement with the Manager.

Investment expenses of $181,000 and $280,000 for the three and six months ended June 30, 2010, respectively, included $127,000 and $177,000, respectively, of costs associated with unsuccessful deals.

For the period from June 23, 2009 to June 30, 2009, our operations were limited to organization expenses amounting to approximately $3,000, which was paid by Colony Capital on our behalf and was reimbursed to Colony Capital by us.

Investments in Unconsolidated Joint Ventures and Loan Receivable

As of June 30, 2010, our interest in each unconsolidated joint venture was as follows:

Joint Venture	The Company’s Ownership Percentage
ColFin NW Funding, LLC	37.88%
ColFin WLH Funding, LLC	24.03%
ColFin DB Guarantor, LLC	33.33%
ColFin FRB Investor, LLC	5.91%
ColFin 666 Funding, LLC	33.33%
Colony Funds Sants S.à r.l.	5.12%
ColFin ALS Funding, LLC	33.33%
ColFin J-11 Funding, LLC	33.33%
C-VIII CDCF CFI MBS Investor, LLC	33.33%
ColLaguna (Lux) S.à r.l.	33.33%
Matrix Advisors BC, LLC	33.33%
ColCrystal S.à r.l.	33.33%
ColFin WLH Land Acquisitions, LLC	24.03%
Matrix CDCF-CFI Advisors VI, LLC	33.33%
Colony CDCF-VIII-CFI Investor, LLC	33.33%

Four of our largest investments in unconsolidated joint ventures made up approximately $156.8 million, or 54%, of our total assets at June 30, 2010.

The following tables summarize certain characteristics of the loans receivable held by the Company and the joint ventures and our proportionate share as of June 30, 2010 and December 31, 2009 (amounts in thousands):

	June 30, 2010
	Total Portfolio		Company’s Proportionate Share
Collateral Type	Unpaid Principal Balance	Amortized Cost	Unpaid Principal Balance	Amortized Cost	Weighted Average Coupon	Current Interest Yield on Cost	Weighted Average Maturity in Years
Performing loans
Residential	$244,629	$235,147	$60,740	$58,879	13.8%	14.4%	4.4
Retail	175,728	122,136	49,189	35,998	6.2%	8.7%	8.2
Office	165,969	114,683	51,133	36,083	6.2%	8.9%	6.6
Industrial	65,685	46,572	17,926	13,164	6.1%	8.4%	6.8
Hospitality	41,244	26,419	18,199	13,647	4.1%	5.5%	4.5
Multifamily	20,355	12,690	3,870	2,505	9.9%	12.2%	4.2
Land	35,866	17,255	4,782	2,301	5.5%	10.3%	1.3
Other commercial	74,317	37,457	9,909	4,994	5.7%	10.2%	5.9

Total performing	823,793	612,359	215,748	167,571	8.2%	10.6%	6.0

Non-performing loans
Residential	76,125	29,011	12,260	4,541
Retail	94,976	39,829	13,703	5,484
Office	31,625	15,049	4,727	2,170
Industrial	36,893	14,129	5,772	2,148
Hospitality	56,955	24,832	8,346	3,465
Multifamily	103,839	39,376	22,864	6,955
Land	326,224	82,247	45,792	11,565
Other commercial	82,280	26,426	12,588	3,804

Total non-performing	808,917	270,899	126,052	40,132

Total loans	$1,632,710	$883,258	$341,800	$207,703

	December 31, 2009
	Total Portfolio		Company’s Proportionate Share
Collateral Type	Unpaid Principal Balance	Amortized Cost	Unpaid Principal Balance	Amortized Cost	Weighted Average Coupon	Current Interest Yield on Cost	Weighted Average Maturity in Years
Performing loans
Residential	$206,000	$200,145	$49,502	$48,095	14.0%	14.4%	4.8
Retail	92,176	68,146	34,430	25,532	6.1%	8.3%	9.3
Office	65,893	49,066	24,219	18,075	6.1%	8.2%	7.1
Industrial	37,716	28,215	14,287	10,687	6.2%	8.3%	7.3
Hospitality	5,876	2,585	2,226	979	6.4%	14.5%	8.0
Mixed use	14,803	9,706	4,934	3,236	6.2%	9.5%	8.1

Total performing	422,464	357,863	129,598	106,604	9.1%	11.1%	6.9

Non-performing loans
Residential	8,780	1,533	2,927	511
Retail	7,939	1,063	2,646	354
Industrial	9,923	2,279	3,308	760
Hospitality	3,771	946	1,257	315
Multifamily	39,003	4,075	13,001	1,358
Land	15,106	3,264	5,035	1,088
Other	5,765	884	1,922	295

Total non-performing	90,287	14,044	30,096	4,681

Total loans	$512,751	$371,907	$159,694	$111,285

The following tables summarize the geographical dispersion of the real estate properties collateralizing the loans held by the Company and the joint ventures and our proportionate share as of June 30, 2010 and December 31, 2009 (amounts in thousands):

	June 30, 2010
	Unpaid Principal Balance			Amortized Cost
	Total	Company’s Proportionate Share		Total	Company’s Proportionate Share
Region		$	%		$	%
Northeast	$140,433	$46,930	14%	$106,100	$35,729	17%
Mideast	58,991	15,794	5%	34,701	11,036	5%
Southeast	541,259	88,167	26%	232,309	42,520	21%
East North Central	96,636	26,330	8%	63,933	19,385	9%
West North Central	37,531	8,771	2%	21,315	5,790	3%
Southwest	25,700	6,070	2%	14,492	4,110	2%
Mountain	282,704	49,431	14%	131,788	27,610	13%
Pacific	358,466	69,977	20%	258,562	54,837	27%
Europe	90,990	30,330	9%	20,058	6,686	3%

Total	$1,632,710	$341,800	100%	$883,258	$207,703	100%

	December 31, 2009
	Unpaid Principal Balance			Amortized Cost
	Total	Company’s Proportionate Share		Total	Company’s Proportionate Share
Region		$	%		$	%
Northeast	$36,598	$13,863	9%	$26,342	$9,978	9%
Mideast	21,384	8,100	5%	16,691	6,322	6%
Southeast	46,126	15,974	10%	29,084	10,116	9%
East North Central	39,288	14,882	9%	29,373	11,126	10%
West North Central	15,397	5,832	4%	11,890	4,504	4%
Southwest	9,336	3,537	2%	7,549	2,859	2%
Mountain	78,826	22,646	14%	70,600	19,736	18%
Pacific	177,959	45,581	29%	166,741	42,098	38%
Europe	87,837	29,279	18%	13,637	4,546	4%

Total	$512,751	$159,694	100%	$371,907	$111,285	100%

As of June 30, 2010, the joint ventures’ performing loan portfolio comprises fixed rate loans bearing interest rates ranging from 3.25% to 18% with an aggregate unpaid principal balance of $709.0 million and variable rate loans bearing interest rates ranging from 1.25% to 8.0% with an aggregate unpaid principal balance of $114.8 million. Maturity dates of performing loans range from 2010 to 2038. Scheduled maturities based on unpaid principal balance of performing loans as of June 30, 2010 are as follows (in thousands):

June 30, 2010
Less than one year	$24,246
Greater than one year and less than five years	398,435
Greater than or equal to five years	401,112

Total	$823,793

Liquidity and Capital Resources

Our financing sources include the net proceeds from our IPO and the private placement. Subject to maintaining our qualification as a REIT and our 1940 Act exemption, we also may attempt to secure corporate-level credit facilities (including term loans and revolving facilities), if available, to finance our assets and provide a funding source for future investments. In addition, the joint venture between us and investment funds managed by affiliates of our Manager, on the one hand, and the FDIC, on the other hand, acquired the DB FDIC portfolio and the Barclays FDIC portfolio, in part, with leverage provided by the FDIC, and one of our co-investments with investment funds managed by affiliates of our Manager utilized funds made available under the TALF. We also may attempt to secure investment-level financing, if available, including term loans, securitizations, warehouse facilities, repurchase agreements and the issuance of debt and equity securities. We also expect to continue to invest in a number of our assets through co-investments with other investment vehicles managed by affiliates of our Manager and/or other third parties, which may allow us to pool capital to access larger transactions and diversify investment exposure. For more information about the conflicts of interest that may arise in connection with these co-investments, see “Business—Conflicts of Interest and Related Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Our primary uses of cash are to fund acquisitions of our target assets and related ongoing commitments, to fund our operations, including overhead costs and the management fee to our Manager, to fund distributions to our stockholders and, to the extent we utilize leverage to acquire our target assets, to repay principal and interest on our borrowings. We expect to meet our capital requirements using cash on hand, cash flow generated from our operations, and principal and interest payments received from our investments. However, because of distribution requirements imposed on us to qualify as a REIT, which generally require that we distribute to our stockholders 90% of our taxable income, our ability to finance our growth must largely be funded by external sources of capital. As a result, we will have to rely on third-party sources of capital, which may or may not be available on favorable terms or at all.

Our Manager is exploring a variety of additional means of financing our continued growth, including debt financing through bank lines of credit and additional equity offerings. However, there can be no assurance as to how much additional financing capacity such efforts will produce, what form the financing will take or that such efforts will be undertaken at all and if so, whether they will be successful. At August 12, 2010, we had cash and cash equivalents of approximately $33.4 million, some of which is subject to existing funding commitments. If we are unable to obtain additional financing on favorable terms or at all, we may have to curtail our investment activities, which could limit our growth prospects, any we may be forced to dispose of assets at inopportune times in order to maintain our REIT qualification and 1940 Act exemption.

Cash and Cash Flows

At August 12, 2010, we had cash and cash equivalents of approximately $33.4 million, which is sufficient to satisfy all of our existing obligations.

For the six months ended June 30, 2010, net cash provided by operating activities was approximately $2.5 million. Cash flows from operating activities resulted primarily from distributions of earnings from unconsolidated joint ventures offset by payment of administrative expenses.

For the six months ended June 30, 2010, net cash used in investing activities was approximately $104.5 million, primarily for contributions to unconsolidated joint ventures and purchase of a one-third interest in a senior mezzanine loan as described in “Recent Developments—Investment Activities,” offset by distributions of capital from unconsolidated joint ventures.

For the six months ended June 30, 2010, net cash used in financing activities was approximately $3.4 million, primarily for the payment of dividends and the payment of previously accrued offering costs in connection with our IPO.

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

Contractual Obligations and Commitments

On January 7, 2010, in connection with our investment in DB Investor, we committed to contribute up to an additional $1.7 million, to the extent it is required, in order to support a guaranty issued by the joint venture. In addition, on May 17, 2010, in connection with our investment in BC Investor, we committed to contribute up to an additional $1.4 million within 180 days to fund an additional loan by BC Investor. There have been no other material changes to our contractual obligations and capital commitments as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

On June 16, 2010, our board of directors declared a quarterly dividend of $0.21 per share of our common stock, which was paid on July 15, 2010 to stockholders of record on June 30, 2010.

Off-Balance Sheet Arrangements

On January 7, 2010, we, together with investment funds managed by affiliates of our Manager, committed to contribute up to an additional $5 million, to the extent it is required, in order to support a guaranty issued by DB Investor. Our share of this additional commitment is up to $1.7 million.

On December 2, 2009, we committed to invest a total of $13.3 million in a joint venture with investment funds managed by affiliates of our Manager that acquired a performing loan issued by a Spanish real estate company. To date, we have invested $12.5 million for the purchase, transaction costs, and customary and ordinary operating costs of the joint venture, leaving a $0.8 million commitment for future fundings.

On May 17, 2010, we, together with an investment fund managed by an affiliate of our Manager, committed to contribute up to an additional $4.1 million within 180 days to fund an additional loan by BC Investor. Our share of this additional commitment is approximately $1.4 million.

Non-GAAP Supplemental Financial Measure: Core Earnings

Core Earnings is a non-GAAP measure and is defined as GAAP net income (loss) excluding non-cash equity compensation expense, the costs incurred in connection with our formation and our IPO, including the initial and additional underwriting discounts and commissions, the incentive fee, real estate depreciation and amortization (to the extent that we foreclose on any properties underlying our target assets) and any unrealized gains or losses from mark to market valuation changes (other than permanent impairment) that are included in net income. The amount will be adjusted to exclude (i) one-time events pursuant to changes in GAAP and (ii) non-cash items which in the judgment of management should not be included in Core Earnings, which adjustments in clauses (i) and (ii) shall only be excluded after discussions between our Manager and our independent directors and after approval by a majority of our independent directors. The parties to the management agreement have amended the management agreement to clarify the foregoing definition of Core Earnings to reconcile the definition with its intended meaning and in a manner consistent with that used by the Company to determine Core Earnings since the commencement of operations, which amendment is attached hereto as Exhibit 10.2. The amendment clarifies that excludable unrealized gains or losses are those resulting from mark to market valuation changes (other than permanent impairments) and that the only non-cash items which will be excluded from Core Earnings are those that management determines should be excluded after discussion with and approval by a majority of our independent directors. The exclusions in the definition of Stockholders’ Equity in the management agreement have been similarly amended for the same reasons.

        We believe that Core Earnings is a useful supplemental measure of our operating performance. The exclusion from Core Earnings of the items specified above allows investors and analysts to readily identify the operating results of the assets that form the core of our activity and assists in comparing those operating results between periods. Core Earnings is also the basis upon which the incentive fee to our Manager is calculated and is a key factor in determining the performance hurdle for the reimbursement of our Manager’s partial payment of the initial underwriting discounts and commissions (see “Business—Our Manager and the Management Agreement—Reimbursement of Manager’s Partial Payment of IPO Underwriting Discounts and Commissions” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009). Also, as some of our competitors use a similar supplemental measure, it facilitates comparisons of operating performance to other mortgage REITs. However, other mortgage REITs may use different methodologies to calculate Core Earnings, and accordingly, our Core Earnings may not be comparable to all other mortgage REITs.

Core Earnings does not represent cash flow from operations as defined by GAAP, should not be considered as an alternative to net income as defined by GAAP and is not indicative of cash available to fund all cash flow needs.

A reconciliation of our GAAP net income attributable to common stockholders to Core Earnings for the three and six months ended June 30, 2010 is presented below (in thousands):

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
GAAP net income attributable to common stockholders	$3,584	$5,680
Adjustment to GAAP net income to reconcile to Core Earnings:
Noncash equity compensation expense	14	29

Core Earnings	$3,598	$5,709

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk.

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

Credit Risk

The Company’s joint venture investments and loan receivable are subject to a high degree of credit risk. Credit risk is the exposure to loss from loan defaults. Default rates are subject to a wide variety of factors, including, but not limited to, borrower financial condition, property performance, property management, supply/demand factors, construction trends, consumer behavior, regional economics, interest rates, the strength of the U.S. economy, and other factors beyond the control of the Company. All loans are subject to a certain probability of default. The Company manages credit risk through the underwriting process, acquiring our investments at the appropriate discount to face value, if any, and establishing loss assumptions. The Company also carefully monitors the performance of the loans held by the joint ventures, as well as external factors that may affect their value.

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

As of June 30, 2010, the Company and the joint ventures did not have any interest rate hedges. However, in the future, the Company or its unconsolidated joint ventures may utilize a variety of financial instruments, including interest rate swaps, caps, floors and other interest rate exchange contracts, in order to limit the effects of fluctuations in interest rates on its operations. The use of these types of derivatives to hedge interest-earning assets and/or interest-bearing liabilities carries certain risks, including the risk that losses on a hedge position will reduce the funds available for distribution and that such losses may exceed the amount invested in such instruments. A hedge may not perform its intended purpose of offsetting losses of rising interest rates. Moreover, with respect to certain of the instruments used as hedges, the Company is exposed to the risk that the counterparties with which the Company trades may cease making markets and quoting prices in such instruments, which may render the Company unable to enter into an offsetting transaction with respect to an open position. If the Company anticipates that the income from any such hedging transaction will not be qualifying income for REIT income purposes, the Company may conduct all or part of its hedging activities through a to-be-formed corporate subsidiary that is fully subject to federal corporate income taxation. The profitability of the Company may be adversely affected during any period as a result of changing interest rates.

Currency Risk

The Company has foreign currency rate exposures related to its equity investments in joint ventures which hold certain commercial real estate loan investments in Europe. The Company’s sole currency exposure is to the Euro. Changes in currency rates can adversely impact the fair values and earnings of the Company’s non-U.S. holdings. As of June 30, 2010, the Company had approximately €11.1 million, or $15.0 million, in European investments. Accumulated foreign exchange losses on the European investments were approximately $1.6 million, before tax effect. A 1% change in the exchange rate would result in a $150,000 increase or decrease in translation gain or loss on the Company’s investments in unconsolidated joint ventures. The Company mitigates this impact by utilizing currency instruments to hedge the capital portion of its foreign currency risk. The type of hedging instrument that the Company employed on its European investments as of June 30, 2010 was a costless collar (buying a protective put while writing an out-of-the-money covered call with a strike price at which the premium received is equal to the premium of the protective put purchased) which involved no initial capital outlay. The puts were structured with strike prices approximately 10% lower than the Company’s cost basis in such investments, thereby limiting any Euro related foreign exchange related fluctuations to approximately 10% of the original capital invested in the deal.

At June 30, 2010, the Company had ten outstanding hedging instruments with an aggregate notional amount of €12.9 million and a net fair value of $1.5 million. The maturity dates of such instruments approximate the projected dates of related cash flows for specific investments. Termination or maturity of currency hedging instruments may result in an obligation for payment to or from the counterparty to the hedging agreement. During the six months ended June 30, 2010, a collar hedging the Company’s net investment in Laguna Investor was terminated, resulting in net cash receipts of $66,000. The Company is exposed to credit loss in the event of non-performance by counterparties for these contracts. The Company selects major international banks and financial institutions as counterparties to manage this risk and does not expect any counterparty to default on its obligations.

The following table summarizes the notional amounts and fair (carrying) values of the Company’s derivative financial instruments as of June 30, 2010 (in thousands, except exchange rates):

Derivative Financial Instrument	Notional Amount	Cap (USD/€)	Floor (USD/€)	Expiration Date	Net Fair Value
Collar	€1,250	1.614	1.350	December 2010	$169
Collar	650	1.235	1.100	December 2010	(21)
Collar	640	1.618	1.350	June 2011	93
Collar	490	1.235	1.100	June 2011	(19)
Collar	650	1.620	1.350	December 2011	98
Collar	440	1.235	1.100	December 2011	(19)
Collar	520	1.300	1.100	June 2012	(10)
Collar	4,000	1.635	1.350	December 2012	631
Collar	3,800	1.627	1.340	December 2012	573
Collar	420	1.300	1.100	December 2012	(10)

	€12,860				$1,485

ITEM 4T.	Controls and Procedures.

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

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2010.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the period ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings.

As of June 30, 2010, we were not involved in any legal proceedings.

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

As of June 30, 2010, we had entered into agreements or consummated transactions representing net investments or commitments to invest approximately $256 million, or 93%, of the net proceeds from our IPO and the private placement in the manner described in this Report under the heading “Recent Developments—Investment Activities” and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 under the heading “Business—Recent Developments.”

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	(Removed and Reserved)

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits.

Exhibit No.	Description

10.1	Management Agreement, dated as of September 29, 2009, among Colony Financial Manager, LLC, Colony Financial, Inc., and Colony Financial TRS, LLC (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.2	Amendment No. 1 to Management Agreement, dated as of August 11, 2010, among Colony Financial Manager, LLC, Colony Financial, Inc., and Colony Financial TRS, LLC.

31.1	Certification of Richard B. Saltzman, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Darren J. Tangen, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Richard B. Saltzman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Darren J. Tangen, Chief Financial Officer and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2010

COLONY FINANCIAL, INC.

By:	/S/ RICHARD B. SALTZMAN
Richard B. Saltzman
Chief Executive Officer and President

By:	/S/ DARREN J. TANGEN
Darren J. Tangen
Chief Financial Officer and Treasurer (Principal Financial Officer)