Form 10-Q
period 2010-09-30
Colony Financial, Inc.
filed 2010-11-15
CIK 1467076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 15, 2010, 14,631,000 shares of the Registrant’s common stock, par value $.01 per share, were outstanding.

COLONY FINANCIAL, INC.

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009	3

	Consolidated Statements of Operations for the three months ended September 30, 2010 and September 30, 2009, nine months ended September 30, 2010 and the period from June 23, 2009 (Date of Inception) to September 30, 2009 (unaudited)	4

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and the period from June 23, 2009 (Date of Inception) to September 30, 2009 (unaudited)	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4T.	Controls and Procedures	33

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults Upon Senior Securities	35

Item 4.	(Removed and Reserved)	35

Item 5.	Other Information	35

Item 6.	Exhibits	35

SIGNATURES		37

PART I—FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements.

COLONY FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2010 (Unaudited)	December 31, 2009
ASSETS
Investments in unconsolidated joint ventures	$244,254	$129,087
Cash and cash equivalents	33,343	157,330
Loans receivable, net	14,719	—
Other assets	3,393	1,112

Total assets	$295,709	$287,529

LIABILITIES AND EQUITY
Liabilities:
Accrued and other liabilities	$1,860	$1,112
Due to affiliate	1,439	476
Dividends payable	3,658	1,024
Deferred underwriting discounts and commissions payable to underwriters	5,750	5,750
Deferred underwriting discounts and commissions reimbursable to Manager	5,750	5,750

Total liabilities	18,457	14,112

Commitments and contingencies
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 450,000,000 shares authorized, 14,631,000 shares issued and outstanding	146	146
Additional paid-in capital	275,291	275,247
Retained (Distributions in excess of) earnings	350	(1,424)
Accumulated other comprehensive income (loss)	1,292	(592)

Total stockholders’ equity	277,079	273,377
Noncontrolling interest	173	40

Total equity	277,252	273,417

Total liabilities and equity	$295,709	$287,529

The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended September 30, 2010	Period from June 23, 2009 (Date of Inception) to September 30, 2009
	September 30, 2010	September 30, 2009
Income
Equity in income of unconsolidated joint ventures	$6,971	$—	$16,209	$—
Interest income	670	3	1,294	3

Total income	7,641	3	17,503	3

Expenses
Base management fees	978	—	2,437	—
Investment expenses	64	—	344	—
Interest expense	50	—	50	—
Administrative expenses	896	41	2,666	44
Administrative expenses reimbursed to affiliate	269	5	839	5

Total expenses	2,257	46	6,336	49

Foreign exchange loss, net of gain on foreign currency hedge of $18, $0, $84 and $0, respectively	—	—	(52)	—

Income before income taxes	5,384	(43)	11,115	(46)
Income tax provision	(212)	—	(256)	—

Net income (loss)	5,172	(43)	10,859	(46)
Net income attributable to noncontrolling interest	7	—	14	—

Net income (loss) attributable to common stockholders	$5,165	$(43)	$10,845	$(46)

Net income (loss) per share:
Basic	$0.35	$(0.16)	$0.74	$(0.18)

Diluted	$0.35	$(0.16)	$0.73	$(0.18)

Weighted average number of common shares outstanding:
Basic	14,625,100	278,000	14,625,000	259,000

Diluted	14,912,600	278,000	14,912,500	259,000

Dividends declared per common share	$0.25	$—	$0.62	$—

The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30, 2010	Period from June 23, 2009 (Date of Inception) to September 30, 2009
Cash Flows from Operating Activities
Net income (loss)	$10,859	$(46)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of discount on purchased loans receivable	(764)	—
Amortization of nonvested common stock compensation	44	1
Amortization of loan costs	35	—
Equity in income of unconsolidated joint ventures	(16,209)	—
Distributions of income from unconsolidated joint ventures	10,843	—
Net foreign exchange loss	52	—
Changes in operating assets and liabilities:
Increase in other assets	(164)	—
Increase in accrued liabilities	256	40
Increase in due to affiliate	963	8

Net cash provided by operating activities	5,915	3

Cash Flows from Investing Activities
Contributions to unconsolidated joint ventures	(108,981)	—
Distributions from unconsolidated joint ventures	1,053	—
Purchase of participating interests in loans receivable	(13,955)	—
Proceeds from settlement of foreign exchange hedges	84	—

Net cash used in investing activities	(121,799)	—

Cash Flows from Financing Activities
Proceeds from issuance of common stock	—	252,501
Repurchase of common stock issued for initial capitalization	—	(1)
Dividends paid to common stockholders	(6,437)	—
Payment of loan costs	(1,626)	—
Payment of offering costs	(125)	—
Contributions from noncontrolling interest	88	—
Distributions to noncontrolling interest	(7)	—

Net cash (used in) provided by financing activities	(8,107)	252,500

Effect of exchange rates on cash and cash equivalents	4	—
Net (decrease) increase in cash	(123,987)	252,503
Cash and cash equivalents, beginning of period	157,330	—

Cash and cash equivalents, end of period	$33,343	$252,503

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$15	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Dividends payable	$3,658	$—

Deferred offering costs in accrued liabilities and due to affiliates	$—	$2,483

Deferred underwriting discounts and commissions payable to underwriters	$—	$5,000

Deferred underwriting discounts and commissions reimbursable to Manager	$—	$5,000

The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

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

Investment in Unconsolidated Joint Ventures

Since the commencement of operations on September 29, 2009, most of the Company’s investment activities have been structured as joint ventures with one or more of the private investment funds managed by affiliates of Colony Capital, LLC (“Colony Capital”), the sole member of the Manager, under the investment allocation agreement (see Note 9). The Company has evaluated the joint ventures and concluded that they are variable interest entities (“VIEs”); however, the Company is not the primary beneficiary of the VIEs. Since the Company is not the primary beneficiary and is not required to consolidate the VIEs, the Company accounts for investments in these joint ventures using the equity method. The Company initially records investments in unconsolidated joint ventures at cost and adjusts for the Company’s proportionate share of net earnings or losses, cash contributions made and distributions received, and other adjustments, as appropriate. Distributions of operating profit from joint ventures are reported as part of operating cash flows. Distributions related to a capital transaction, such as a refinancing transaction or sale, are reported as investing activities. The joint ventures’ critical accounting policies are similar to the Company’s and their financial statements are prepared in accordance with GAAP.

Loans Receivable

The Company’s purchased loans receivable are classified as held-for-investment because the Company has the intent and ability to hold them until maturity. The loans are recorded at amortized cost, or the outstanding unpaid principal balance, net of unamortized purchase discount. Purchase discount is recognized as interest income over the remaining loan term as a yield adjustment using the interest method.

The Company evaluates loans for impairment on a quarterly basis, and recognizes impairment on a loan when it is probable that the Company will not be able to collect all amounts according to the contractual terms of the loan agreement. The Company measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral. Income recognition is suspended for loans when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. As of September 30, 2010, there was no indication of impairment on the loans.

Deferred Loan Costs

Costs incurred in connection with the Company’s credit facility (see Note 7) are recorded as deferred loan costs and included in other assets on the Company’s balance sheet. Deferred loan costs are amortized using the straight-line method over 24 months, the expected extended term of the credit facility. As of September 30, 2010, $1.7 million of deferred loan costs are included in other assets, net of accumulated amortization of $35,000.

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

Segment Reporting

The Company is a REIT focused on acquiring and originating commercial mortgage loans and other commercial real estate-related debt investments and currently operates as a single reportable segment.

Change in Statements of Operations Presentation

Income tax provision for prior periods has been reclassified from administrative expenses to be presented to a separate line item in the Company’s consolidated statements of operations to conform to the current period presentation.

Recent Accounting Updates

In April 2010, the Financial Accounting Standards Board (“FASB”) issued new guidance that amended accounting for loan pools such that modifications of loans that are accounted for within a pool do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. The Company’s adoption of the new guidance for the three months ended September 30, 2010 did not have a significant effect on the Company’s consolidated financial position and results of operations.

In July 2010, the FASB issued new guidance that requires additional disclosures about the credit quality of financing receivables and the allowance for credit losses. The guidance defines two levels of disaggregation – portfolio segment and class of financing receivables – and amends existing disclosure requirements to include information about the credit quality of financing receivables and allowance for credit losses at a greater level of disaggregation. It also requires disclosures on credit quality indicators, past due information, and modifications of financing receivables by class of financing receivables and significant purchases and sales by portfolio segment. The new disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010, or December 31, 2010 for the Company. The new disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010, or three months ending March 31, 2011 for the Company. The new guidance is not expected to have a material effect on the Company’s consolidated financial position and results of operations.

3. Investments in Unconsolidated Joint Ventures

Pursuant to the investment allocation agreement between the Company, the Manager and Colony Capital (see Note 9), most of the Company’s investment activities have been structured as joint ventures with one or more funds managed by Colony Capital or its affiliates. The joint ventures are generally capitalized through equity contributions from the members, although in certain cases they have leveraged their investments through Term Asset-Backed Securities Loan Facility (“TALF”) financing or other lending arrangements. The Company’s exposure to the joint ventures is limited to amounts invested or committed to the joint ventures at inception, and neither the Company nor the other investors are required to provide financial or other support in excess of their capital commitments.

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

Activity in the Company’s investments in unconsolidated joint ventures for the nine months ended September 30, 2010 is summarized below (in thousands):

Nine months ended September 30, 2010
Balance at December 31, 2009	$129,087
Contributions	108,981
Distributions	(11,896)
Equity in net income	16,209
Equity in other comprehensive income	1,932
Foreign exchange translation loss	(59)

Balance at September 30, 2010	$244,254

The following are the Company’s investments in various joint ventures with one or more funds managed by Colony Capital or its affiliates under the investment allocation agreement (see Note 9). The Company’s interest in each joint venture as of September 30, 2010 is as follows:

Joint Venture	The Company’s Ownership Percentage
ColFin NW Funding, LLC (“NW Investor”)	37.88%
ColFin WLH Funding, LLC (“WLH Investor”)	24.03%
ColFin DB Guarantor, LLC (“DB Investor”)	33.33%
ColFin FRB Investor, LLC (“FRB Investor”)	5.91%
ColFin 666 Funding, LLC (“666 Investor”)	33.33%
Colony Funds Sants S.à r.l. (“Colonial Investor”)	5.12%
ColFin Axle Funding, LLC (“Axle Investor”)	4.50%
ColFin ALS Funding, LLC (“ALS Investor”)	33.33%
ColFin J-11 Funding, LLC (“J-11 Investor”)	33.33%
C-VIII CDCF CFI MBS Investor, LLC (“MBS Investor”)	33.33%
ColLaguna (Lux) S.à r.l. (“Laguna Investor”)	33.33%
ColFord S.à r.l. (“Ford Investor”)	10.60%
Matrix Advisors BC, LLC (“BC Investor”)	33.33%
ColCrystal S.à r.l. (“Crystal Investor”)	33.33%
ColFin WLH Land Acquisitions, LLC (“WLH Land Investor”)	24.03%
Matrix CDCF-CFI Advisors VI, LLC (“Matrix Investor”)	33.33%
Colony CDCF-VIII-CFI Investor, LLC (“Deposit Funding Investor”)	33.33%

The Company made the following investments in unconsolidated joint ventures during the nine months ended September 30, 2010:

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

•

On May 17, 2010, BC Investor, a joint venture with an investment fund managed by an affiliate of the Manager, originated a two-year $9.8 million first mortgage loan to finance the discounted payoff of eight related non-performing commercial real estate loans at 39% of the aggregate unpaid principal balance of the loans. The loan is secured by a first mortgage interest in a mixed-use development in the Midwest. The loan bears an interest rate of 14% per annum, of which 6.0% may be paid-in-kind. The Company’s pro rata share of the loan funding was approximately $3.3 million, exclusive of transaction costs. At loan origination, BC Investor committed to fund an additional $4.1 million within 180 days to finance a related discounted payoff on an adjoining property at 43% of the unpaid principal balance. The borrower did not request the additional funds within the specified period and BC Investor has no further obligation to fund.

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

•

On July 2, 2010, Axle Investor, a joint venture with investment funds managed by affiliates of the Manager, consummated the Company’s second structured transaction with the FDIC. Axle Investor acquired a 40% managing member equity interest in a newly formed limited liability company (“Axle Venture”) created to hold the acquired loans, with the FDIC retaining the remaining 60% equity interest. This portfolio of loans includes approximately 1,660 loans with an aggregate unpaid principal balance of approximately $1.85 billion, substantially all of which are first mortgage, recourse commercial real estate loans. The portfolio was effectively acquired at approximately 59% of the unpaid principal balance of the loans, with an aggregate cash contribution of approximately $218.2 million (excluding working capital and transaction costs) for the 40% equity interest. The financing of the transaction includes 50% leverage ($563 million of zero-coupon notes on which interest is imputed at 2.4%) provided by the FDIC, which has a term of up to seven years and must be paid in full prior to any distributions to the equity holders. Axle Venture also pays Axle Investor a 50-basis point asset management fee calculated on the aggregate unpaid principal balance of the outstanding portfolio (some of which will be used to pay costs associated with primary and special servicing). The Company contributed $10.0 million, exclusive of the required working capital and transaction costs, for its interest in Axle Investor. In addition, the Company and other members of the joint venture committed to contribute up to an additional $7.5 million to the extent it is required, in order to support a guaranty issued by the joint venture. The Company’s share of this additional commitment is approximately $0.3 million.

•

On July 15, 2010, Ford Investor, a joint venture with investment funds managed by affiliates of the Manager, acquired a German portfolio of 18 primarily first mortgage non-performing commercial real estate loans with an aggregate unpaid principal balance of approximately €107 million. The effective purchase price for the portfolio was approximately €38.6 million, excluding transaction costs, or approximately 36% of the unpaid principal balance of the loans. Our pro rata share of the purchase price was approximately $5.3 million (exclusive of our pro rata share of transaction costs).

Combined condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures:

Combined Condensed Balance Sheets of Unconsolidated Joint Ventures (in thousands)

	September 30, 2010	December 31, 2009
Assets:
Cash	$23,417	$2,458
Loans held for investment–net	1,947,522	371,907
Available-for-sale investment securities	57,384	37,580
Investments in unconsolidated joint ventures	647,421	220,227
Other assets	147,137	21,149

Total assets	$2,822,881	$653,321

Liabilities:
Debt	$777,324	$31,856
Other liabilities	11,195	14,104

Total liabilities	788,519	45,960

Owners’ equity	1,546,145	607,361
Noncontrolling interest	488,217	—

Total liabilities and equity	$2,822,881	$653,321

Company’s equity	$244,254	$129,087

Combined Condensed Statements of Operations of Unconsolidated Joint Ventures (in thousands)

	Three Months Ended September 30, 2010	Nine months ended September 30, 2010
Income:
Interest income	$43,016	$84,106
Equity in income of unconsolidated joint ventures	17,223	27,929
Other	2,019	3,800

Total income	62,258	115,835

Expenses:
Interest expense	5,292	9,770
Transaction costs	1,875	3,887
Other	6,842	12,898

Total expenses	14,009	26,555

Net income	48,249	89,280
Net income attributable to noncontrolling interest	7,139	8,651

Net income attributable to members	$41,110	$80,629

Company’s share of transaction costs	$87	$757

Company’s equity in net income	$6,971	$16,209

The accounting policies of the joint ventures are similar to those of the Company. Loans originated by the joint ventures are recorded at amortized cost, or the outstanding unpaid principal balance of the loan, net of unamortized acquisition premiums or discounts and unamortized costs and fees directly associated with the origination of the loan. Net deferred loan fees and origination costs are recognized in interest income over the loan term as a yield adjustment using the effective interest method or a method that approximates a level rate of return over the loan term. Loans acquired at a discount to face value where, at the acquisition date, the joint venture expects to collect less than the contractual amounts due under the terms of the loan based, at least in part, on the assessment of the credit quality of the borrower are recorded at the initial investment in the loan and subsequently accreted to the estimate of cash flows at acquisition expected to be collected. Costs and fees directly associated with acquiring loans with evidence of deteriorated credit quality are expensed as incurred. Loans are considered impaired when it is deemed probable that the joint venture will not be able to collect all amounts due according to the contractual terms of the loan or, for loans acquired at a discount to face value, when it is deemed probable that the joint venture will not be able to collect all amounts estimated to be collected at the time of acquisition. No loans held by the joint ventures were impaired at September 30, 2010.

As of September 30, 2010, approximately $158.6 million, or 54% of total assets, of the Company’s investments in unconsolidated joint ventures consisted of four investments.

4. Loans Receivable

On April 30, 2010, the Company purchased a one-third interest in a performing $39.0 million second mezzanine loan. The Company’s pro rata share of the unpaid principal balance is approximately $13.0 million. The loan is collateralized by a pledge of equity in an entity that indirectly owns a portfolio of 103 limited service hotels located in twelve states across the country. The Company’s pro rata share of the purchase price was approximately $10.7 million, or 82% of the unpaid principal balance, excluding transaction costs. The loan bears interest at 2.75% over the 30-day London Interbank Offered Rate (“LIBOR”) (3.0% at September 30, 2010) and matures in August 2011. The remaining two-thirds interest in the mezzanine loan was purchased by an investment fund managed by an affiliate of our Manager. All costs associated with the purchase of the loan were prorated according to the ownership interests.

On July 9, 2010, the Company acquired a participation interest in a performing mezzanine loan in the recently restructured debt of Hilton Worldwide for $3.3 million. The loan bears interest at 3.75% over the 30-day LIBOR (4.0% at September 30, 2010) with an initial maturity in November 2010, with five one-year extensions. With each one-year extension starting with the second extension, the spread over LIBOR increases to 4.0%, 4.5%, 5.5% and 6.0%. During October 2010, the borrower exercised the first one-year extension and is expected to extend to the full five-year term. The Company recognizes the purchase discount as additional interest income over the full expected term using the interest method.

Activity in loans held for investment for the nine months ended September 30, 2010 is summarized below (in thousands):

Balance at December 31, 2009	$—
Acquisitions	13,955
Discount amortization	764

Balance at September 30, 2010	$14,719

The following table summarizes the Company’s loans held for investment as of September 30, 2010 (in thousands):

September 30, 2010
Principal	$17,994
Unamortized discount	(3,275)

$14,719

Weighted average coupon	3.3%
Weighted average maturity in years	2.0

The loans were paying in accordance with their terms as of September 30, 2010 and no impairment indicators were noted during evaluation. Therefore, no allowance for loan losses was deemed necessary as of September 30, 2010.

5. Derivative Instruments

The Company has investments in four unconsolidated joint ventures denominated in Euro that expose the Company to foreign currency risk. At September 30, 2010, the Company’s net investments in such joint ventures totaled approximately €18.0 million, or $24.8 million. The Company generally uses collars (consisting of caps and floors) without upfront premium costs to hedge the foreign currency exposure of its net investments. At September 30, 2010, the total notional amount of the collars is approximately €16.4 million with termination dates ranging from December 2010 to July 2013.

The fair values of derivative instruments included in the Company’s balance sheets as of September 30, 2010 and December 31, 2009 are as follows (in thousands):

	September 30, 2010	December 31, 2009
Assets
Foreign exchange contracts designated as hedging instruments	$977	$697

Liabilities
Foreign exchange contracts designated as hedging instruments	$836	$439

6. Fair Value Measurements

The Company values certain assets and liabilities using the three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The three levels of inputs that may be used to measure fair value are as follows:

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

Financial Instruments Reported at Fair Value

The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with GAAP. These include cash equivalents and financial derivative instruments. The following table summarizes the fair values of those assets and liabilities as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010				December 31, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$10,039	$—	$—	$10,039	$36,015	$—	$—	$36,015
Derivative instruments (see Note 5)	—	977	—	977	—	697	—	697

Total assets	$10,039	$977	$—	$11,016	$36,015	$697	$—	$36,712

Liabilities:
Derivative instruments (see Note 5)	$—	$836	$—	$836	$—	$439	$—	$439

Total liabilities	$—	$836	$—	$836	$—	$439	$—	$439

The carrying value of money market funds approximates fair value because of the immediate or short-term maturity of these financial instruments. Money market funds are included in cash and cash equivalents on the Company’s balance sheets. The carrying values of accrued and other liabilities approximate their fair values due to their short term nature.

Fair Value Disclosure of Financial Instruments Reported at Cost

The Company measures the fair value of financial instruments carried at cost basis on a quarterly basis, including investments in unconsolidated joint ventures and loans receivable. These are recorded at fair value only if an impairment charge is recognized. In cases where quoted market prices are not available, fair values are estimated using inputs such as discounted cash flow projections, market comparables, dealer quotes and other quantitative and qualitative factors. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different assumptions or methodologies could have a material effect on the estimated fair value amounts.

The following table presents the combined estimated fair value of the Company’s investments in unconsolidated joint ventures and loans receivable as of September 30, 2010 and December 31, 2009 (in thousands).

	September 30, 2010		December 31, 2009
	Fair Value	Carrying Value	Fair Value	Carrying Value
Investments in unconsolidated joint ventures and loans receivable	$289,000	$258,973	$129,170	$129,087

7. Credit Agreement

On September 16, 2010, the Company and certain of its subsidiaries entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and certain lenders party thereto pursuant to which the lenders agreed to provide a credit facility in the initial aggregate principal amount of up to $75 million, as further described below. The Credit Agreement also provides the Company the option to increase the aggregate principal amount of commitments to $150 million under certain conditions set forth in the Credit Agreement, including each lender under the Credit Agreement or a substitute lender agreeing to provide commitments for such increased amount.

Revolving loans under the Credit Agreement accrue interest at a per annum rate equal to the sum of, at the Company’s election, the one, two, three, six, or twelve-month LIBOR plus 4%, with a 1% LIBOR floor. In addition, the Company pays a commitment fee of 0.5% of the unused amount, payable quarterly. At September 30, 2010, no amounts were outstanding under the Credit Agreement.

The amount available for draw under the Credit Agreement is limited by a borrowing base, which is calculated based upon the value of eligible assets and the annual cash flow generated by these assets. To be included in the borrowing base an asset must meet certain criteria set forth in the Credit Agreement, including being free of all liens and pledges and, when taken with all other borrowing base assets, the average time to maturity must be at least 3.5 years. The borrowing base as of September 30, 2010 was $43.7 million.

The initial maturity date of the Credit Agreement is September 16, 2011, subject to a one-year extension option, which may be exercised by the Company upon the Company’s satisfaction of certain conditions set forth in the Credit Agreement. Any revolving loans outstanding under the Credit Agreement upon maturity will convert automatically to fully amortizing one-year term loans payable in quarterly installments. In the event of such conversions, the term loans will continue to bear interest at the same rate as the revolving loans from which they were converted.

Certain of the Company’s subsidiaries provided a Continuing Guaranty (the “Guaranty”) under which such subsidiaries guaranty the obligations of the Company under the Credit Agreement. As security for the advances under the Credit Agreement, the

Company and certain of its affiliates pledged their equity interests in certain subsidiaries through which the Company directly or indirectly owns substantially all of its assets.

The Credit Agreement and the Guaranty contain various affirmative and negative covenants, including financial covenants that require the Company to maintain minimum tangible net worth and liquidity levels and financial ratios, as defined in the Credit Agreement. At September 30, 2010, the Company was in compliance with all of these financial covenants.

The Credit Agreement also includes customary events of default, in certain cases subject to reasonable and customary periods to cure, including but not limited to: failure to make payments when due; breach of covenants; breach of representations and warranties; insolvency proceedings; certain judgments and attachments; change of control; and failure to maintain status as a REIT. The occurrence of an event of default may result in the termination of the credit facility, accelerate the Company’s repayment obligations, in certain cases limit the Company’s ability to make distributions, and allow the lenders to exercise all rights and remedies available to them with respect to the collateral.

8. Earnings (Loss) per Share

The Company calculates basic earnings per share using the two-class method which allocates earnings per share for each share of common stock and nonvested shares containing nonforfeitable rights to dividends and dividend equivalents treated as participating securities. The following table reconciles the numerator and denominator of the basic and diluted per-share computations for net income (loss) available to common stockholders (in thousands, except share and per share data):

	Three Months Ended		Nine months ended September 30, 2010	Period from June 23, 2009 (Date of Inception) to September 30, 2009
	September 30, 2010	September 30, 2009
Numerator:
Net income (loss)	$5,172	$(43)	$10,859	$(46)
Net income attributable to noncontrolling interest	(7)	—	(14)	—

Net income (loss) available to common stockholders	$5,165	$(43)	$10,845	$(46)
Net income allocated to participating securities (nonvested shares)	(2)	—	(4)	—

Numerator for basic and diluted net income (loss) allocated to common stockholders	$5,163	$(43)	$10,841	$(46)

Denominator:
Basic weighted average number of common shares outstanding	14,625,100	278,000	14,625,000	259,000
Weighted average effect of dilutive shares(1)—common stock issuable for reimbursement of Manager’s payment of initial underwriting discounts and commissions	287,500	—	287,500	—

Diluted weighted average number of common shares outstanding	14,912,600	278,000	14,912,500	259,000

Earnings per share:
Net income (loss) available to common stockholders per share—basic	$0.35	$(0.16)	$0.74	$(0.18)

Net income (loss) available to common stockholders per share—diluted	$0.35	$(0.16)	$0.73	$(0.18)

(1)

For the three months ended September 30, 2009 and the period from June 23, 2009 (Date of Inception) to September 30, 2009, dilutive shares exclude 5,000 shares of common stock issuable for reimbursement of Manager’s payment of initial underwriting discounts and commissions, as their inclusion would be antidilutive to net loss available to common stockholders.

For the three months ended September 30, 2009 and the period from June 23, 2009 (Date of Inception) to September 30, 2009, dilutive shares exclude 41,000 and 38,000 shares, respectively, of overallotment option exercisable by underwriters in connection with the IPO, as their inclusion would be antidilutive to net loss available to common stockholders.

9. Related Party Transactions

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

The following table summarizes the amounts incurred by the Company and reimbursable to the Manager or its affiliates (in thousands):

	Three Months Ended		Nine months ended September 30, 2010	Period from June 23, 2009 (Date of Inception) to September 30, 2009
	September 30, 2010	September 30, 2009
Base management fees	$978	$—	$2,437	$—
Compensation pursuant to secondment agreement	227	3	680	3
Allocated and direct administrative expenses	42	2	159	2
Investment-related costs	80	—	341	—
Organization and offering costs	—	528	—	531

	$1,327	$533	$3,617	$536

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

10. Stock-Based Compensation

In connection with the IPO, the Company granted 6,000 shares of its restricted common stock under its 2009 Non-Executive Director Stock Plan to the Company’s three independent directors, which shares vest ratably on each of the first and second anniversaries of the IPO, subject to the directors’ continued service on the board of directors. On September 29, 2010, 3,000 shares vested. Notwithstanding the vesting schedule set forth above, the shares will vest in full upon termination of such director’s service due to death or disability. For the three and nine months ended September 30, 2010, the Company recognized compensation cost of $15,000 and $44,000, respectively, related to the restricted stock awards. As of September 30, 2010, total compensation cost related to unvested restricted stock not yet recognized was $58,000.

11. Other Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Nine months ended September 30, 2010	Period from June 23, 2009 (Date of Inception) to September 30, 2009
	September 30, 2010	September 30, 2009
Net income (loss)	$5,172	$(43)	$10,859	$(46)
Other comprehensive income (loss):
Equity in other comprehensive income of unconsolidated joint venture	1,168	—	1,932	—
Unrealized (loss) gain on fair value of derivative instruments designated as hedges, net of deferred tax benefit of $234, $0, $136 and $0, respectively	(1,109)	—	19	—
Foreign currency translation (loss) gain, net of deferred tax liability of $413, $0, $110 and $0, respectively	1,940	—	(164)	—
Realized foreign exchange loss reclassified from accumulated other comprehensive loss	18	—	136	—

Comprehensive income (loss)	7,189	(43)	12,782	(46)
Comprehensive income attributable to noncontrolling interest	30	—	52	—

Comprehensive income (loss) attributable to the Company	$7,159	$(43)	$12,730	$(46)

The components of accumulated other comprehensive income (loss) attributable to the Company are as follows (in thousands):

	September 30, 2010	December 31, 2009
Equity in accumulated other comprehensive income (loss) of unconsolidated joint venture	$1,761	$(132)
Unrealized gain on fair value of derivative instruments designated as hedges, net of tax	277	258
Unrealized loss on foreign currency translation, net of tax	(746)	(718)

	$1,292	$(592)

12. Income Taxes

The Company’s TRSs subject to corporate level federal, state, foreign and local income taxes are Colony Financial Holdco, LLC and Colony Financial TRS, LLC, which directly and indirectly hold the Company’s investments in Crystal Investor, Ford Investor and Laguna Investor. The Company’s TRSs did not have significant tax provisions for the three and nine months ended September 30, 2010.

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

The Company’s net deferred tax assets and deferred tax liabilities, included in other assets and accrued and other liabilities, respectively, are as follows (in thousands):

	September 30, 2010	December 31, 2009
Deferred tax assets, net of valuation allowance of $72	$310	$—

Deferred tax liabilities	$295	$—

13. Commitments and Contingencies

On December 2, 2009, the Company committed to invest a total of $13.3 million in Colonial Investor. Through September 30, 2010, the Company had invested $12.5 million for the purchase and customary and ordinary operating costs of the joint venture. In August 2010, Colonial Investor revised its future capital needs, reducing the Company’s share by $0.2 million. As of September 30, 2010, the Company’s remaining commitment for future fundings was $0.6 million.

In connection with its investment in DB Investor, the Company committed to contribute up to an additional $1.7 million, to the extent it is required, in order to support a guaranty issued by the joint venture.

In connection with its investment in BC Investor, the Company committed to contribute up to an additional $1.4 million in order to fund an additional loan committed by the joint venture. In October 2010, the additional commitment expired and neither BC Investor nor the Company has further obligation to fund the additional amount.

In connection with its investment in Axle Investor, the Company committed to contribute up to an additional $0.3 million, to the extent it is required, in order to support a guaranty issued by the joint venture.

14. Subsequent Events

The Company has evaluated all subsequent events through the filing date of this Quarterly Report on Form 10-Q (this “Report”) with the Securities and Exchange Commission to ensure that this Report includes appropriate disclosure of events both recognized in the consolidated financial statements as of September 30, 2010, and events that occurred subsequent to September 30, 2010 but were not recognized in the consolidated financial statements. From the balance sheet date through the filing date of this Report, the Company invested $37.4 million, net of origination fees, for a participation interest in a junior mezzanine loan in connection with the recapitalization of a hotel group. The investment was partially funded by a borrowing under the new Credit Agreement.

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

Business Objective and Outlook

Our objective is to provide attractive risk-adjusted returns to our investors, primarily through dividends and secondarily through capital appreciation. We intend to achieve this objective through investments in, through acquisition or origination, and active management of, a diversified investment portfolio of performing, sub-performing and non-performing commercial mortgage loans and other attractively priced real estate-related debt investments. We believe there are abundant opportunities among our target assets that currently present attractive risk-return profiles. We believe that events in the financial markets have created significant dislocation between price and intrinsic value in certain of our target assets and that attractive investment opportunities will be available for a number of years. We believe that we are well positioned to capitalize on such opportunities as well as to remain flexible to adapt our strategy as market conditions change. We also believe that our Manager’s and its affiliates’ in-depth understanding of commercial real estate and real estate-related investments (including our target assets), and in-house underwriting and asset management capabilities, enable us to acquire assets with attractive risk-adjusted return profiles and the potential for meaningful capital appreciation.

Recent Developments

Investment Activities

From the closing of our IPO on September 29, 2009 to September 30, 2010, most of our investment activities have been through joint ventures with one or more private investment funds managed by Colony Capital or its affiliates (including Colony Distressed Credit Fund, L.P., Colony Investors VIII, L.P. and related funds, and Colyzeo Investors, II, L.P., which funds are collectively referred to herein as the “Co-Investment Funds”). For more information about our investment allocation agreement and conflicts of interest that may arise in connection with these co-investments, see “Business—Conflicts of Interest and Related Policies” and “Business—Co-Investment Funds” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

As of September 30, 2010, we had entered into agreements or consummated transactions representing net investments or commitments to invest all of the net proceeds from our IPO and the private placement. The following summaries provide information on our investments during 2010 as of each of their respective acquisition or origination date.

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

•

On May 17, 2010, we, together with an investment fund managed by an affiliate of our Manager, originated a two-year $9.8 million first mortgage to finance the discounted payoff of eight related non-performing commercial real estate loans at 39% of the aggregate unpaid principal balance of the loans. The loan is secured by a first mortgage interest in a mixed-use development (59% multifamily and 41% retail) in the Midwest. We funded $3.3 million for a 33.3% economic interest in the loan. The loan bears an interest rate of 14% per annum, of which 6.0% may be paid-in-kind. In addition, we and the co-investing investment fund committed to fund an additional $4.1 million within 180 days to finance a related discounted payoff on an adjoining property at 43% of the unpaid principal balance. The borrower did not request the additional funds within the specified period and we have no further obligation to fund.

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

•

On July 9, 2010, we acquired a participation interest in a performing mezzanine loan in the recently restructured debt of Hilton Worldwide for $3.3 million, which is owned solely by the Company. The last dollar of debt in our mezzanine tranche equated to 10.7x net debt to trailing twelve month EBITDA (Earnings Before Interest, Taxes, Depreciation, & Amortization) and debt service coverage was 2.3x. The initial unleveraged cash yield on the floating rate loan is approximately 6% and is expected to increase to approximately 15% prior to the fully extended maturity date of November 2015 based on a scheduled 225 basis points increase of the credit spread and the projected forward LIBOR curve.

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

•

On October 8, 2010, we funded a $37.5 million junior mezzanine loan, alongside additional fundings from another investment fund managed by an affiliate of our Manager, in connection with the recapitalization of Extended Stay Hotels Inc. (“Extended Stay”), a hotel chain owning approximately 664 hotels and 73,000 rooms across the United States and in Canada under the brands Extended Stay Deluxe®, Extended Stay America®, Homestead Studio Suites®, Crossland® Economy Studios, and Studio Plus Deluxe Studios®. The $37.5 million junior mezzanine loan is part of a new $2.7 billion financing package provided to Extended Stay, which consists of $700 million of senior and junior mezzanine debt and $2.0 billion of mortgage debt. The junior mezzanine loan will mature in November 2015 and bear interest at the rate of 12.0% per annum, which generates a 12.2% yield-to-maturity. Our junior mezzanine loan basis of approximately $37,000 per key represents less than 40% of the acquisition price per key when the company was previously sold in 2007 and approximately 69% of the new ownership consortium’s recent $3.9 billion purchase price for the company. The loan collateral includes equity interests in Extended Stay’s real estate portfolio mentioned above, as well as the Extended Stay brands and other intangible assets.

As required by FASB ASC Topic 825, Financial Instruments, we estimate and report in our financial statements the fair value of our investments on a quarterly basis, using inputs such as discounted cash flow projections, market comparables, dealer quotes and other quantitative and qualitative factors. As of September 30, 2010, the estimated fair value of our investments in joint ventures and loans receivable was $289.0 million and the carrying value was $259.0 million.

The following table sets forth certain information as of the acquisition or commitment date regarding the investments consummated and committed to as of September 30, 2010:

(Dollars in thousands) Our Investments	Invested(1)	Committed(1)	Total	Our Economic Ownership(2)	Total Colony Funds Investment	Unpaid Principal Balance	Description
U.S. Life Insurance Loan Portfolio	$49,700	$—	$49,700	37.9%	$131,300	$174,700	25 performing, fixed rate first mortgages secured by commercial real estate
WLH Secured Loan	48,000	—	48,000	24.0%	199,800	206,000	Senior secured term loan secured by first mortgages on residential land and security interests in cash and other assets
ESH Loan	—	37,400	37,400	66.7%	56,100	56,300	Performing mezzanine loan to Extended Stay Hotels, which includes 664 hotel portfolio
DB FDIC Portfolio	33,000	1,700	34,700	33.3%	103,900	1,020,000	Approximately 1,200 performing and non-performing loans secured mostly by commercial real estate
First Republic Bank	24,000	—	24,000	5.9%	406,000	NA	Equity stake in financial institution with approximately $20 billion of assets
Class A Manhattan Office Loan Participation	15,000	—	15,000	33.3%	44,900	66,000	First mortgage pari-passu participation interest secured by Class A midtown Manhattan office building
Spanish REOC/Colonial Loan(3)	12,500	600	13,100	5.1%	256,000	658,700	Syndicated senior secured loan to a Spanish commercial real estate company
Hotel Portfolio Loan	10,700	—	10,700	33.3%	32,000	39,000	Senior mezzanine loan indirectly secured by a portfolio of 103 limited service hotels
Barclays FDIC Portfolio	10,000	300	10,300	4.5%	229,900	1,849,200	Approximately 1,660 performing and non-performing loans consisting of substantially all first mortgage recourse commercial real estate loans

West Village Loan	9,900	—	9,900	33.3%	29,800	30,400	Recourse loan secured by first liens on two West Village Manhattan townhomes and a photography catalogue
U.S. Commercial Bank Loan Portfolio	6,700	—	6,700	33.3%	20,100	33,000	10 performing and one delinquent, fixed rate first mortgages secured by commercial real estate
German Loan Portfolio	5,300	—	5,300	33.3%	16,000	91,000	94 primarily first mortgage non-performing commercial real estate loans
German Loan Portfolio III	5,300	—	5,300	10.6%	49,900	135,500	18 non-performing commercial real estate loans
Midwest Multifamily/Retail Loan	3,300	—	3,300	33.3%	9,800	9,800	First mortgage interest in a mixed-use development
CMBS-Related Bond(3)	4,300	—	4,300	32.7%	13,100	31,200	Senior bond secured by seasoned CMBS bonds, U.S. Treasuries and a B-note
German Loan Portfolio II	3,500	—	3,500	33.3%	10,500	53,300	211 non-performing commercial real estate loans
WLH Land Acquisition	3,400	—	3,400	24.0%	14,000	NA	Approximately 1,100 residential lots in a sale/easement
Hilton Mezzanine Debt	3,300	—	3,300	100.0%	3,300	NA	Performing mezzanine loan in newly restructured capital stack
Westlake Village Loan	2,500	—	2,500	33.3%	7,600	11,300	First mortgage commercial loan
AAA CMBS Financed with TALF(3)	2,000	—	2,000	32.7%	6,100	40,000	AAA CMBS security financed with five-year TALF

Total Committed & Invested	$252,400	$40,000	$292,400

(1)	Invested and committed amounts include our share of transaction costs and working capital and are net of origination fees. ESH Loan was not a legally binding commitment as of September 30, 2010.
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

Regulatory Developments

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Bill, was signed into law. This legislation aims to restore responsibility and accountability to the financial system. It is unclear how this legislation may impact the investing environment, borrowing environment, and derivatives market that impact our business, as much of the Dodd-Frank Bill’s implementation has not yet been defined by the regulators.

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

Results of Operations

Equity in Income of Unconsolidated Joint Ventures

As of September 30, 2010, our interest in each unconsolidated joint venture was as follows:

Joint Venture	The Company’s Ownership Percentage
ColFin NW Funding, LLC (“NW Investor”)	37.88%
ColFin WLH Funding, LLC (“WLH Investor”)	24.03%
ColFin DB Guarantor, LLC (“DB Investor”)	33.33%
ColFin FRB Investor, LLC (“FRB Investor”)	5.91%
ColFin 666 Funding, LLC (“666 Investor”)	33.33%
Colony Funds Sants S.à r.l. (“Colonial Investor”)	5.12%
ColFin Axle Funding, LLC (“Axle Investor”)	4.50%
ColFin ALS Funding, LLC (“ALS Investor”)	33.33%
ColFin J-11 Funding, LLC (“J-11 Investor”)	33.33%
C-VIII CDCF CFI MBS Investor, LLC (“MBS Investor”)	33.33%
ColLaguna (Lux) S.à r.l. (“Laguna Investor”)	33.33%
ColFord S.à r.l. (“Ford Investor”)	10.60%
Matrix Advisors BC, LLC (“BC Investor”)	33.33%
ColCrystal S.à r.l. (“Crystal Investor”)	33.33%
ColFin WLH Land Acquisitions, LLC (“WLH Land Investor”)	24.03%
Matrix CDCF-CFI Advisors VI, LLC (“Matrix Investor”)	33.33%
Colony CDCF-VIII-CFI Investor, LLC	33.33%

Four of our largest investments in unconsolidated joint ventures made up approximately $158.6 million, or 54%, of our total assets at September 30, 2010.

Net income (loss) from our unconsolidated joint ventures for the three and nine months ended September 30, 2010 included $87,000 and $757,000, respectively, of one-time investment transaction costs expensed in connection with the initial acquisition of the investments. Net income (loss) from our unconsolidated joint ventures before and after these transaction costs is summarized below (in thousands):

	Three Months Ended September 30, 2010			Nine months Ended September 30, 2010
	Net Income (Loss) from Unconsolidated Joint Ventures Before Transaction Costs	Transaction Costs	Net Income (Loss) from Unconsolidated Joint Ventures	Net Income (Loss) from Unconsolidated Joint Ventures Before Transaction Costs	Transaction Costs	Net Income (Loss) from Unconsolidated Joint Ventures
NW Investor	$1,367	$—	$1,367	$4,091	$—	$4,091
WLH Investor	1,912	—	1,912	5,649	—	5,649
DB Investor	599	—	599	1,311	555	756
FRB Investor	843		843	843		843
666 Investor	501	—	501	1,137	13	1,124
Colonial Investor	139	—	139	640	—	640
Axle Investor	262	35	227	262	35	227
ALS Investor	341	—	341	781	—	781
J-11 Investor	213	—	213	632	—	632
MBS Investor	366	—	366	729	—	729
Laguna Investor	176	—	176	216	—	216
Ford Investor	40	52	(12)	40	52	(12)
BC Investor	150	—	150	235	28	207
Crystal Investor	(34)	—	(34)	(74)	74	(148)
WLH Land Investor	107	—	107	252	—	252
Matrix Investor	76	—	76	222	—	222

	$7,058	$87	$6,971	$16,966	$757	$16,209

Net income (loss) from each unconsolidated joint venture reflects our share of the investment’s net income during the period of our ownership. Some of the joint ventures listed above were formed in 2010 and therefore, net income (loss) from those investments reflects the results of operations from less than three and nine months. Income from MBS Investor for the three months ended September 30, 2010 reflects the earnings from a full quarter’s ownership of a $31.2 million senior bond acquired in May 2010.

Interest Income

For the three and nine months ended September 30, 2010, we earned $34,000 and $314,000, respectively, of interest from our cash and cash equivalents on deposit at various financial institutions. During the three and nine months ended September 30, 2010, we earned $636,000 and $980,000, respectively, of interest income from loans held for investment. Of these amounts, $488,000 and $764,000, respectively, was from amortization of purchase discount. The increasing trend in interest income from loans held for investment reflects our investment in two mezzanine loans in April and July 2010, as described in “Recent Developments—Investment Activities.” During the corresponding periods in 2009, income was limited to interest income from cash and cash equivalents of approximately $3,000.

Expenses

For the three and nine months ended September 30, 2010, expenses consisted primarily of administrative expenses of approximately $1.2 million and $3.5 million, respectively. Of these amounts $269,000 and $839,000, respectively, was reimbursed to an affiliate. Administrative expenses included directors’ and officers’ insurance costs of $194,000 and $791,000, respectively; professional fees of $593,000 and $1.3 million, respectively; and salary, bonus and benefit costs of $227,000 and $680,000, respectively. A reduction of coverage in our insurance programs resulted in lower insurance costs for the three months ended September 30, 2010 compared to prior periods. Professional fees are higher in the third quarter primarily due to fees incurred for third-party internal audit services. During the corresponding periods in 2009, our expenses were limited to organization costs and administrative expenses incurred after our IPO.

For the three and nine months ended September 30, 2010, we incurred base management fees of $978,000 and $2.4 million, respectively, pursuant to the management agreement with our Manager. The increasing trend in base management fees reflects our increased fee base, which is principally dependent upon investment of net IPO proceeds. We did not incur any base management fees during the corresponding periods in 2009.

Investment expenses of $64,000 and $344,000 for the three and nine months ended September 30, 2010, respectively, included $43,000 and $220,000, respectively, of costs associated with unsuccessful transactions. No investment-related costs were incurred during the corresponding periods in 2009.

Investments in Unconsolidated Joint Ventures and Loan Receivable

The following tables summarize certain characteristics of the loans receivable held by the Company and the joint ventures and our proportionate share as of September 30, 2010 and December 31, 2009 (amounts in thousands):

	September 30, 2010
	Total Portfolio		Company’s Proportionate Share
Collateral Type	Unpaid Principal Balance	Amortized Cost	Unpaid Principal Balance	Amortized Cost	Weighted Average Coupon	Current Interest Yield on Cost	Weighted Average Maturity in Years
Performing loans
Residential	$262,889	$241,015	$61,546	$59,259	13.7%	14.4%	4.1
Retail	403,983	291,216	59,307	43,681	6.2%	8.6%	7.3
Office	319,671	237,527	58,174	41,895	6.2%	8.7%	6.1
Industrial	181,363	141,181	23,028	17,408	6.0%	8.1%	6.0
Hospitality	61,830	40,989	21,709	16,891	3.8%	5.0%	4.0
Multifamily	167,318	136,962	10,366	8,064	5.9%	7.0%	10.8
Land	89,433	44,981	7,259	3,576	5.3%	9.8%	1.5
Other commercial	284,055	197,003	19,048	11,890	5.7%	8.6%	5.0

Total performing	1,770,542	1,330,874	260,437	202,664	7.7%	9.9%	5.7

Non-performing loans
Residential	138,212	48,356	15,902	5,652
Retail	279,715	138,174	25,020	11,107
Office	142,901	61,019	12,902	5,470
Industrial	112,352	53,127	9,406	3,915
Hospitality	106,922	49,863	12,803	5,535
Multifamily	163,459	76,503	27,360	8,872
Land	620,523	150,446	59,868	14,464
Other commercial	175,332	53,879	16,504	5,055

Total non-performing	1,739,416	631,367	179,765	60,070

Total loans	$3,509,958	$1,962,241	$440,202	$262,734

	December 31, 2009
	Total Portfolio		Company’s Proportionate Share
Collateral Type	Unpaid Principal Balance	Amortized Cost	Unpaid Principal Balance	Amortized Cost	Weighted Average Coupon	Current Interest Yield on Cost	Weighted Average Maturity in Years
Performing loans
Residential	$206,000	$200,145	$49,502	$48,095	14.0%	14.4%	4.8
Retail	92,176	68,146	34,430	25,532	6.1%	8.3%	9.3
Office	65,893	49,066	24,219	18,075	6.1%	8.2%	7.1
Industrial	37,716	28,215	14,287	10,687	6.2%	8.3%	7.3
Hospitality	5,876	2,585	2,226	979	6.4%	14.5%	8.0
Mixed use	14,803	9,706	4,934	3,236	6.2%	9.5%	8.1

Total performing	422,464	357,863	129,598	106,604	9.1%	11.1%	6.9

Non-performing loans
Residential	8,780	1,533	2,927	511
Retail	7,939	1,063	2,646	354
Industrial	9,923	2,279	3,308	760
Hospitality	3,771	946	1,257	315
Multifamily	39,003	4,075	13,001	1,358
Land	15,106	3,264	5,035	1,088
Other	5,765	884	1,922	295

Total non-performing	90,287	14,044	30,096	4,681

Total loans	$512,751	$371,907	$159,694	$111,285

The following tables summarize the geographical dispersion of the real estate properties collateralizing the loans held by the Company and the joint ventures and our proportionate share as of September 30, 2010 and December 31, 2009 (amounts in thousands):

	September 30, 2010
	Unpaid Principal Balance			Amortized Cost
	Total	Company’s Proportionate Share		Total	Company’s Proportionate Share
Region		$	%		$	%
Northeast	$156,852	$47,622	11%	$118,212	$36,448	14%
Mideast	64,902	20,771	5%	38,731	14,491	6%
Southeast	678,487	93,731	21%	318,183	46,332	18%
East North Central	177,898	29,726	7%	114,147	21,598	8%
West North Central	54,378	9,515	2%	34,069	6,379	2%
Southwest	25,136	5,936	1%	14,066	4,041	1%
Mountain	1,386,969	99,619	23%	710,714	54,257	21%
Pacific	737,678	86,189	19%	542,660	66,963	25%
Europe	227,658	47,093	11%	71,459	12,225	5%

Total	$3,509,958	$440,202	100%	$1,962,241	$262,734	100%

	December 31, 2009
	Unpaid Principal Balance			Amortized Cost
		Company’s Proportionate Share			Company’s Proportionate Share
Region	Total	$	%	Total	$	%
Northeast	$36,598	$13,863	9%	$26,342	$9,978	9%
Mideast	21,384	8,100	5%	16,691	6,322	6%
Southeast	46,126	15,974	10%	29,084	10,116	9%
East North Central	39,288	14,882	9%	29,373	11,126	10%
West North Central	15,397	5,832	4%	11,890	4,504	4%
Southwest	9,336	3,537	2%	7,549	2,859	2%
Mountain	78,826	22,646	14%	70,600	19,736	18%
Pacific	177,959	45,581	29%	166,741	42,098	38%
Europe	87,837	29,279	18%	13,637	4,546	4%

Total	$512,751	$159,694	100%	$371,907	$111,285	100%

As of September 30, 2010, the Company’s and the joint ventures’ performing loan portfolio comprises fixed rate loans bearing interest rates ranging from 1.0% to 21% with an aggregate unpaid principal balance of $1,293.8 million and variable rate loans bearing interest rates ranging from 1.25% to 21.0% with an aggregate unpaid principal balance of $476.7 million. Maturity dates of performing loans range from 2010 to 2038. Scheduled maturities based on unpaid principal balance of performing loans as of September 30, 2010 are as follows (in thousands):

September 30, 2010
Less than one year	$58,699
Greater than one year and less than five years	999,569
Greater than or equal to five years	712,274

Total	$1,770,542

Liquidity and Capital Resources

As of October 8, 2010, we had fully invested the net proceeds from our IPO and the private placement.

Our current main source of liquidity is our new credit facility. On September 16, 2010, the Company and certain of our subsidiaries entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and certain lenders party thereto pursuant to which the lenders agreed to provide a credit facility in the initial aggregate principal amount of up to $75 million, as further described below. The Credit Agreement also provides the Company the option to increase the aggregate principal amount of commitments to $150 million under certain conditions set forth in the Credit Agreement, including each lender under the Credit Agreement or a substitute lender agreeing to provide commitments for such increased amount. We intend to use the credit facility to finance the acquisition of mortgage loans and other real-estate related debt investments, and as a general source of liquidity for our operations. At September 30, 2010, no amounts were outstanding under the Credit Agreement.

Revolving loans under the Credit Agreement accrue interest at a per annum rate equal to the sum of, at our election, the one, two, three, six, or twelve-month LIBOR plus 4%, with a 1% LIBOR floor. In addition, we pay a commitment fee of 0.5% of the unused amount. During the existence of an Event of Default, as defined in the Credit Agreement, interest accrues at the Default Rate which is the Base Rate plus 2%. The “Base Rate” is an interest rate per annum equal to the highest of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the Bank of America prime rate and (c) the one month LIBOR plus 1.50%, plus 2.50%.

The amount available for draw under the Credit Agreement is limited by a borrowing base, which is calculated based upon the value of eligible assets and the annual cash flow generated by these assets. To be included in the borrowing base an asset must meet certain criteria set forth in the Credit Agreement, including being free of all liens and pledges and, when taken with all other borrowing base assets, the average time to maturity must be at least 3.5 years. At October 31, 2010, the borrowing base was $58.0 million.

The initial maturity date of the Credit Agreement is September 16, 2011, subject to a one-year extension option, which may be exercised by the Company upon the Company’s satisfaction of certain conditions set forth in the Credit Agreement. Any revolving loans outstanding under the Credit Agreement upon maturity will convert automatically to fully amortizing one-year term loans payable in quarterly installments. In the event of such conversions, the term loans will continue to bear interest at the same rate as the revolving loans from which they were converted.

Certain of our subsidiaries provided a Continuing Guaranty (the “Guaranty”) under which such subsidiaries guaranty the obligations of the Company under the Credit Agreement. As security for the advances under the Credit Agreement, the Company and certain of our affiliates pledged our equity interests in certain subsidiaries through which we directly or indirectly own substantially all of our assets.

The Credit Agreement and the Guaranty contain various affirmative and negative covenants, including the following financial covenants applicable to the Company and our consolidated subsidiaries: (a) minimum consolidated tangible net worth greater than or equal to the sum of (i) 75% of the GAAP equity of the Company as of the closing date and (ii) 80% of the net proceeds of future equity issuances by the Company, (b) Earnings before income tax, depreciation and amortization (“EBITDA”) to fixed charges as of the end of each fiscal quarter not less than 2.75 to 1.0, (c) minimum liquidity not less than the lesser of $15 million (including undrawn amounts available under the Credit Agreement) and 5% of total GAAP consolidated assets, and (d) the ratio of consolidated GAAP debt to consolidated GAAP assets must not exceed 40%. At September 30, 2010, we were in compliance with all of these financial covenants.

The Credit Agreement also includes customary events of default, in certain cases subject to reasonable and customary periods to cure, including but not limited to: failure to make payments when due; breach of covenants; breach of representations and warranties; insolvency proceedings; certain judgments and attachments; change of control; and failure to maintain status as a REIT. The occurrence of an event of default may result in the termination of the credit facility, accelerate the our repayment obligations, in certain cases limit our ability to make distributions, and allow the lenders to exercise all rights and remedies available to them with respect to the collateral.

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

Our primary uses of cash are to fund acquisitions of our target assets and related ongoing commitments, to fund our operations, including overhead costs and the management fee to our Manager, to fund distributions to our stockholders and, to the extent we utilize leverage to acquire our target assets, to repay principal and interest on our borrowings. We expect to meet our capital requirements using cash on hand, our credit facility, cash flow generated from our operations, and principal and interest payments received from our investments. However, because of distribution requirements imposed on us to qualify as a REIT, which generally require that we distribute to our stockholders 90% of our taxable income, our ability to finance our growth must largely be funded by external sources of capital. As a result, we will have to rely on third-party sources of capital, which may or may not be available on favorable terms or at all.

Cash and Cash Flows

At November 8, 2010, we had cash and cash equivalents of approximately $12.6 million. Our borrowing base for our credit facility was $58.0 million and we had borrowings totaling $18.0 million. Consequently, we may borrow up to an additional $40.0 million for future investments or operations. Our current available cash and borrowing capacity provide sufficient liquidity to satisfy all of our existing obligations.

For the nine months ended September 30, 2010, net cash provided by operating activities was approximately $5.9 million. Cash flows from operating activities resulted primarily from distributions of earnings from unconsolidated joint ventures offset by payment of administrative expenses.

For the nine months ended September 30, 2010, net cash used in investing activities was approximately $121.8 million, primarily for contributions to unconsolidated joint ventures and purchases of two mezzanine loans as described in “Recent Developments—Investment Activities,” offset by distributions of capital from unconsolidated joint ventures.

For the nine months ended September 30, 2010, net cash used in financing activities was approximately $8.1 million, primarily for the payment of dividends and the payment of deferred loan costs in connection with our credit facility.

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

Leverage Policies

Other than borrowings under government sponsored debt programs, such as the TALF and seller financing provided by the FDIC and the more recent temporary use of borrowings from our credit facility, we have not used leverage to finance our investments. However, while we believe we can achieve attractive yields on an unleveraged basis, we may use prudent amounts of leverage to increase potential returns to our stockholders and/or to finance future investments. Given current market conditions, to the extent that we use borrowings to finance our assets, we currently expect that such leverage would not exceed, on a debt-to-equity basis, a 3-to-1 ratio, except with respect to investments financed with borrowings provided by the FDIC or under government sponsored debt programs, such as the TALF, leverage on which we currently expect would not exceed, on a debt-to-equity basis, a 6-to-1 ratio. We consider these initial leverage ratios to be prudent for our target asset classes. Our decision to use leverage currently or in the future to finance our assets will be based on our Manager’s assessment of a variety of factors, including, among others, the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in our portfolio, the ability to raise additional equity to reduce leverage and create liquidity for future investments, the availability of credit at favorable prices or at all, the credit quality of our assets and our outlook for borrowing costs relative to the interest income earned on our assets. Our decision to use leverage in the future to finance our assets will be at the discretion of our Manager and will not be subject to the approval of our stockholders, and we are not restricted by our governing documents or otherwise in the amount of leverage that we may use. To the extent that we use leverage in the future, we may mitigate interest rate risk through utilization of hedging instruments, primarily interest rate swap and cap agreements, to serve as a hedge against future interest rate increases on our borrowings.

Contractual Obligations and Commitments

On January 7, 2010, in connection with our investment in DB Investor, we committed to contribute up to an additional $1.7 million, to the extent it is required, in order to support a guaranty issued by the joint venture. On July 2, 2010, in connection with our investment in Axle Investor, we committed to contribute up to an additional $0.3 million, to the extent it is required, in order to support a guaranty issued by the joint venture. There have been no other material changes to our contractual obligations and capital commitments as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Dividends

We have made regular quarterly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We intend to pay regular quarterly dividends to our stockholders in an amount equal to our net taxable income, if and to the extent authorized by our board of directors. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service, if any. If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities. We currently do not intend to use the proceeds of our IPO or the private placement to make distributions to our stockholders, except if necessary to meet our REIT distribution requirements or eliminate our U.S federal taxable income.

On September 13, 2010, our board of directors declared a quarterly dividend of $0.25 per share of our common stock, which was paid on October 14, 2010 to stockholders of record on September 30, 2010.

Off-Balance Sheet Arrangements

On January 7, 2010, we, together with investment funds managed by affiliates of our Manager, committed to contribute up to an additional $5 million, to the extent it is required, in order to support a guaranty issued by DB Investor. Our share of this additional commitment is up to $1.7 million.

On December 2, 2009, we committed to invest a total of $13.3 million in Colonial Investor. To date, we have invested $12.5 million for the purchase, transaction costs, and customary and ordinary operating costs of the joint venture. In August 2010, Colonial Investor revised its future capital needs, reducing our share by $0.2 million, leaving a $0.6 million commitment for future fundings.

On July 2, 2010, we, together with investment funds managed by affiliates of our Manager, committed to contribute up to an additional $7.5 million, to the extent it is required, in order to support a guaranty issued by Axle Investor. Our share of this additional commitment is up to $0.3 million.

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

A reconciliation of our GAAP net income attributable to common stockholders to Core Earnings for the three and nine months ended September 30, 2010 is presented below (in thousands):

	Three Months Ended September 30, 2010	Nine months ended September 30, 2010
GAAP net income attributable to common stockholders	$5,165	$10,845
Adjustment to GAAP net income to reconcile to Core Earnings:
Noncash equity compensation expense	15	44

Core Earnings	$5,180	$10,889

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk.

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

As of September 30, 2010, the Company and the joint ventures did not have any interest rate hedges. However, in the future, the Company or its unconsolidated joint ventures may utilize a variety of financial instruments, including interest rate swaps, caps, floors and other interest rate exchange contracts, in order to limit the effects of fluctuations in interest rates on its operations. The use of these types of derivatives to hedge interest-earning assets and/or interest-bearing liabilities carries certain risks, including the risk that losses on a hedge position will reduce the funds available for distribution and that such losses may exceed the amount invested in such instruments. A hedge may not perform its intended purpose of offsetting losses of rising interest rates. Moreover, with respect to certain of the instruments used as hedges, the Company is exposed to the risk that the counterparties with which the Company trades may cease making markets and quoting prices in such instruments, which may render the Company unable to enter into an offsetting transaction with respect to an open position. If the Company anticipates that the income from any such hedging transaction will not be qualifying income for REIT income purposes, the Company may conduct all or part of its hedging activities through a to-be-formed corporate subsidiary that is fully subject to federal corporate income taxation. The profitability of the Company may be adversely affected during any period as a result of changing interest rates.

Currency Risk

The Company has foreign currency rate exposures related to its equity investments in joint ventures which hold certain commercial real estate loan investments in Europe. The Company’s sole currency exposure is to the Euro. Changes in currency rates can adversely impact the fair values and earnings of the Company’s non-U.S. holdings. As of September 30, 2010, the Company had approximately €18.0 million, or $24.8 million, in European investments. Net accumulated foreign exchange losses on the European investments were approximately $0.6 million, before tax effect. A 1% change in the exchange rate would result in a $0.2 million increase or decrease in translation gain or loss on the Company’s investments in unconsolidated joint ventures. The Company mitigates this impact by utilizing currency instruments to hedge the capital portion of its foreign currency risk. The type of hedging instrument that the Company employed on its European investments as of September 30, 2010 was a costless collar (buying a protective put while writing an out-of-the-money covered call with a strike price at which the premium received is equal to the premium of the protective put purchased) which involved no initial capital outlay. The puts were structured with strike prices approximately 10% lower than the Company’s cost basis in such investments, thereby limiting any Euro related foreign exchange related fluctuations to approximately 10% of the original capital invested in the deal.

At September 30, 2010, the Company had sixteen outstanding collars with an aggregate notional amount of €16.4 million and a net fair value of $0.1 million. The maturity dates of such instruments approximate the projected dates of related cash flows for specific investments. Termination or maturity of currency hedging instruments may result in an obligation for payment to or from the counterparty to the hedging agreement. During the nine months ended September 30, 2010, full or partial termination of collars hedging the Company’s net investments in Laguna Investor and Ford Investor resulted in net cash receipts of $84,000. The Company is exposed to credit loss in the event of non-performance by counterparties for these contracts. The Company selects major international banks and financial institutions as counterparties to manage this risk and does not expect any counterparty to default on its obligations.

The following table summarizes the notional amounts and fair values of the Company’s collars as of September 30, 2010 (in thousands, except exchange rates):

Hedged Asset	Notional Amount	Cap Range (USD/€)	Floor Range (USD/€)	Expiration Date	Net Fair Value
Investment in Colonial Investor	€7,800	1.627–1.635	1.340–1.350	December 2012	$530
Investment in Laguna Investor	2,340	1.614–1.620	1.350	December 2010–December 2011	100
Investment in Crystal Investor	2,520	1.235–1.300	1.100	December 2010–December 2012	(319)
Investment in Ford Investor	3,716	1.384–1.431	1.130	June 2011–July 2013	(170)

	€16,376				$141

ITEM 4T.	Controls and Procedures.

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

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2010.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the period ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings.

As of September 30, 2010, we were not involved in any legal proceedings.

ITEM 1A.	Risk Factors.

Below is an update to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

The documents that govern our credit facility restrict our ability to engage in certain activities and require mandatory prepayment in certain circumstances, either of which could materially adversely affect our growth prospects, financial condition and ability to make distributions to our stockholders.

The documents that govern our credit facility contain customary negative covenants and other financial and operating covenants that, among other things may:

•	restrict our and our subsidiaries’ ability to incur additional indebtedness;

•	restrict our and our subsidiaries’ ability to make certain investments;

•	restrict our and our subsidiaries’ ability to merge with another company;

•	restrict our and our subsidiaries’ ability to create, incur or assume liens;

•	restrict our and our subsidiaries’ ability to sell, transfer or restructure our assets for any reason;

•	restrict our ability to make distributions to our stockholders; and

•	require us to maintain certain financial coverage ratios.

These restrictions may limit our ability to make additional investments and our flexibility in planning for, or reacting to, changes in our business and industry, which could materially adversely affect our growth prospects and financial condition. In particular, our credit facility has a covenant limiting our ability to make distributions to our stockholders for any fiscal year to the greater of (i) 95% of our net income (determined in accordance with U.S. generally accepted accounting principles), excluding non-cash impairment charges, write-downs or losses and (ii) the amount required to eliminate 105% of our taxable income as a REIT or such other amount as is necessary for us to maintain our status as a REIT under the Internal Revenue Code. In addition, during an event of default under the documents that govern our credit facility, we are restricted, in certain circumstances, from making any distributions in respect of our equity securities, including distributions to our stockholders necessary to maintain our qualification as a REIT, which could cause us to lose our REIT qualification and become subject to U.S. federal income tax.

Although our credit facility permits maximum aggregate borrowings of up to $75 million, our ability to borrow amounts under our credit facility is subject to borrowing base limitations, which restrict borrowings to either a percentage of the value, or a factor of the cash flow profile, of the collateral securing our obligations. As of the date we entered into our credit facility, approximately $44 million was available for borrowing under our credit facility. If we are unable to acquire additional assets or the value of our existing borrowing base assets either does not increase or decreases, we will not be permitted to borrow the full amount committed by the lenders under our credit facility, which could adversely affect our overall liquidity position and our ability to continue to grow our portfolio.

Our credit facility matures on September 16, 2011 unless extended by us for one additional year (subject to our satisfaction of certain conditions set forth in the documents that govern our credit facility). Any loans outstanding under the credit facility upon maturity will convert automatically to fully amortizing one-year term loans payable in quarterly installments. As a result, it is likely that we will be required to sell assets, raise additional equity or other capital and/or obtain additional financing prior to final maturity, and we can provide no assurances that we will be able to do so on favorable terms or at all. In addition, the obligations under our credit facility are subject to mandatory prepayment in certain circumstances, including:

•	if the total amount outstanding under our credit facility exceeds the amount allowed to be drawn against the applicable borrowing base;

•	if we issue and sell any equity securities; and

•	if we receive payments representing a return of capital in respect of any commercial mortgage loan or other commercial real-estate related debt investment that we own.

To the extent we are required to prepay amounts outstanding under our credit facility, such prepaid amounts will not be available to us for other purposes, including acquiring additional assets, which could adversely affect our growth and financial condition.

Our credit facility permits us to incur significant indebtedness, which could require that we generate significant cash flow to satisfy the payment and other obligations under our credit facility.

We may incur significant indebtedness in connection with draws under our credit facility. This indebtedness may exceed our cash on hand and/or our cash flows from operating activities. Our ability to meet the payment and other obligations under our credit facility depends on our ability to generate sufficient cash flow in the future. Our ability to generate cash flow, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us, in amounts sufficient to enable us to meet our payment obligations under our credit facility. If we are not able to generate sufficient cash flow to service our credit facility and other debt obligations, we may need to refinance or restructure our debt, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under our credit facility, which could materially and adversely affect our liquidity.

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

As of September 30, 2010, we had entered into agreements or consummated transactions representing net investments or commitments to invest all of the net proceeds from our IPO and the private placement in the manner described in this Report under the heading “Recent Developments—Investment Activities” and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 under the heading “Business—Recent Developments.”

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	(Removed and Reserved)

ITEM 5.	Other Information.

On June 30, 2010, we acquired a 1.3% indirect interest in First Republic Bank though our ownership of a 5.9% equity interest in a limited liability company (“FRB Investor”) in which the other members were private investment funds managed by Colony Capital. FRB Investor, together with other third-party investors and First Republic Bank’s founding management team, collectively acquired First Republic Bank from Merrill Lynch Bank & Trust Company, a subsidiary of Bank of America Corporation (an unaffiliated third party), and subsequently capitalized the bank with approximately $1.86 billion of new equity. The Company acquired its 5.9% equity interest in FRB Investor (and thus its 1.3% indirect interest in First Republic Bank) for approximately $24 million.

ITEM 6.	Exhibits.

Exhibit No.	Description

10.1	Credit Agreement, dated as of September 16, 2010, among the Company, CFI Mezz Funding, LLC, CFI RE Holdco, LLC, ColFin ESH Funding, LLC, and each wholly-owned subsidiary of the Company that from time to time becomes a co-borrower thereto, as Borrowers, each lender from time to time party thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 the Company’s Current Report on Form 8-K filed on September 21, 2010).

10.2	Continuing Guaranty, dated as of September 16, 2010, made by and among each of the guarantors undersigned thereto, each a Guarantor, for the benefit of Bank of America, N.A., the Administrative Agent, and the Lenders (incorporated by reference to Exhibit 10.2 the Company’s Current Report on Form 8-K filed on September 21, 2010).

10.3	Pledge and Security Agreement, dated as of September 16, 2010, made by each of the pledgors undersigned thereto,

each a Pledgor, in favor of Bank of America, N.A., as Administrative Agent, for the benefit of the secured parties thereto
(incorporated by reference to Exhibit 10.3 the Company’s Current Report on Form 8-K filed on September 21, 2010).

31.1	Certification of Richard B. Saltzman, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Darren J. Tangen, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Richard B. Saltzman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Darren J. Tangen, Chief Financial Officer and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 15, 2010

COLONY FINANCIAL, INC.

By:	/s/ RICHARD B. SALTZMAN
Richard B. Saltzman
Chief Executive Officer and President

By:	/S/ DARREN J. TANGEN
Darren J. Tangen
Chief Financial Officer and Treasurer (Principal Financial Officer)