Form 10-K
period 2010-12-31
Colony Financial, Inc.
filed 2011-03-07
CIK 1467076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $243.8 million as of the last business day of the registrant’s most recent completed second fiscal quarter based upon the price at which the common shares were last sold on that day.

As of March 4, 2011, 17,384,000 shares of the Registrant’s common stock, par value $.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement with respect to its 2011 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year are incorporated by reference into Part III of this Form 10-K.

COLONY FINANCIAL, INC.

PART I

ITEM	1. Business.

In this Annual Report on Form 10-K (this “Annual Report”) we refer to Colony Financial, Inc. as “we,” “us,” “Company,” or “our,” unless we specifically state otherwise or the context indicates otherwise. We refer to our manager, Colony Financial Manager, LLC, as our “Manager,” and the parent company of our Manager, Colony Capital, LLC, together with its consolidated subsidiaries, as “Colony Capital.”

Our Company

We are a real estate finance company that was organized to acquire, originate and manage a diversified portfolio of real estate-related debt instruments. We were formed on June 23, 2009 as a Maryland corporation and completed our initial public offering (the “IPO”) and concurrent private placement on September 29, 2009. We focus primarily on acquiring, originating and managing commercial mortgage loans, which may be performing, sub-performing or non-performing loans (including loan-to-own strategies), and other commercial real estate-related debt investments. We also may acquire other real estate and real estate-related debt assets. We collectively refer to commercial mortgage loans, other commercial real estate-related debt investments, commercial mortgage-backed securities (“CMBS”), real estate owned (“REO”) properties and other real estate and real estate-related assets, as discussed below, as our target assets. As our focus is on acquiring and originating commercial mortgage loans and other commercial real estate-related debt investments, we view our business as a single reportable segment.

Our objective is to provide returns that are attractive in light of the amount of risk associated with achieving such returns, or attractive risk-adjusted returns, to our investors, primarily through dividends and secondarily through capital appreciation. We intend to achieve this objective through investments in, and active management of, a diversified investment portfolio of performing, sub-performing and non-performing commercial mortgage loans and other real estate-related debt investments.

We are externally managed and advised by our Manager pursuant to the terms of a management agreement. Our Manager is a wholly owned subsidiary of Colony Capital, a privately held independent global real estate investment firm founded in 1991 by Thomas J. Barrack, Jr., our Executive Chairman.

We elected to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes, commencing with our initial taxable year ended December 31, 2009. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our taxable income to stockholders and maintain our intended qualification as a REIT. We also intend to operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940 (the “1940 Act”).

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

•

Originating and structuring senior and/or junior loans with attractive return profiles relative to the underlying value and financial operating performance of the real estate collateral and given the strength and quality of the sponsorship;

•

retaining control, where possible, over the formulation and execution of the management strategies with respect to our assets, including the restructuring of non-performing or sub-performing loans, the negotiation of discounted pay-offs or other modification of the terms governing a loan, and the foreclosure and intense management of assets underlying non-performing loans in order to reposition them for disposition; and

•

structuring transactions with a prudent amount of leverage, if any, given the risk of the underlying asset’s cash flows, attempting to match the structure and duration of the financing with the underlying asset’s cash flows, including through the use of hedges, as appropriate.

In implementing our investment strategy, we utilize our Manager’s and its affiliates’ expertise in identifying attractive investment opportunities within the target asset classes described below and similar asset classes, as well as their transaction sourcing, underwriting, execution and asset management and disposition capabilities. Our Manager makes decisions based on a variety of factors, including expected risk-adjusted returns, credit fundamentals, liquidity, availability of adequate financing, borrowing costs and macro-economic conditions. In addition, all investment decisions are made with a view to maintaining our qualification as a REIT and our exemption from registration under the 1940 Act.

We believe there are abundant opportunities among our target assets that currently present attractive risk-return profiles. However, our investment strategy is dynamic and flexible, which enables us to adapt to shifts in economic, real estate and capital market conditions and to exploit inefficiencies around the world. Consistent with this strategy, in order to capitalize on the investment opportunities that may be present in various other points of an economic cycle, we may expand or change our investment strategy or target assets over time in response to opportunities available in different economic and capital market conditions. We believe that the diversification of the portfolio of assets that we have acquired, our ability to acquire, originate and manage our target assets and the flexibility of our strategy will position us to identify undervalued opportunities and to generate attractive long-term returns for our stockholders in a variety of market conditions.

Our Target Assets

Our primary target asset classes and the principal assets within each class are as follows:

•

Acquisition of Whole Mortgage Loans. Mortgage loans, or portfolios of mortgage loans, secured by first or second liens on commercial properties, including office buildings, industrial or warehouse properties, hotels, retail properties, apartments and properties within other commercial real estate sectors, which may include performing, sub-performing and non-performing loans. In particular, we have invested and intend to continue to invest in portfolios of commercial whole loans acquired from the Federal Deposit Insurance Corporation (the “FDIC”), other governmental agencies and financial institutions. In some cases, we may also acquire a participation in a whole loan.

•

Origination of Whole Mortgage Loans. We also originate whole mortgage loans that provide long-term mortgage financing to commercial property owners and developers. In some cases, we may originate and fund a first mortgage loan with the intention of structuring and selling a senior tranche (“A-note”) and retaining the subordinated tranche (“B-note”). In other cases, we may co-originate and fund a B-note alongside another lender who co-originates and contemporaneously funds the A-note.

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

•

Debtor in Possession (“DIP”) Loans. The origination of whole mortgage loans, generally senior to all other liabilities of the borrower and secured by first mortgage liens on real property, designed to allow a borrower to reorganize under supervision of a bankruptcy court.

•

B-Notes. The origination or acquisition of loans that represent a junior participation in a first mortgage on a single large commercial property or group of related properties and are subordinated to the senior participation A-Note.

•	Triple Net Lease Properties. The acquisition of real property that is subject to long-term, triple net leases by creditworthy tenants.

•

Minority Equity Ownership Interests in Banks. Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our exemption from registration under the 1940 Act, from time to time, we also may acquire minority equity ownership interests in commercial banks or similar financial institutions (such as our participation in the acquisition of First Republic Bank), the primary assets of which are expected to be commercial and residential mortgage loans and/or REO properties.

•

Other Assets. Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our exemption from registration under the 1940 Act, we also intend to invest in other commercial real estate-related debt investments, such as sale-leaseback and similar transactions, loans to REITs and real estate operating companies (“REOCs”), and corporate bonds of REITs and REOCs; residential mortgage-backed securities (“RMBS”); construction/rehabilitation loans; loans to providers of real estate net lease financing; residential mortgage loans; other real estate-related financial assets and investments, including preferred stock and convertible debt securities of REITs and REOCs, credit default swaps (“CDSs”), and other derivative securities; collateralized debt obligations; and non-real estate-related debt investments.

Recent Developments

2010 Private Placement

On December 20, 2010, we sold 2,750,000 shares of our common stock, par value $0.01 per share, at a price per share of $20.25, to certain institutional investors (the “Investors”) in a private placement (“2010 Private Placement”), resulting in gross proceeds of $55.7 million. In connection with the 2010 Private Placement, we incurred $0.2 million in offering costs.

The Investors have a right to participate in future offerings of our common stock or common stock equivalents within one year of the closing of the 2010 Private Placement. The participation right allows the Investors to maintain their percentage ownership interest in the Company calculated immediately prior to such future offering (subject to certain limitations). In addition, if any future offering during the one-year period after the closing of the 2010 Private Placement is for a per share price less than the adjusted purchase price (which will be adjusted from time to time as a result of, among other things, special dividends, stock splits and other similar events), we will issue additional shares or make a cash payment, at our election, to the Investors to reduce the aggregate purchase price of the 2010 Private Placement to the subsequent offering price (“Anti-Dilution Purchase Price Adjustment”).

In connection with the 2010 Private Placement, we also have agreed to use our reasonable best efforts to file a resale registration statement covering the shares of common stock sold to the Investors within 90 days of the closing of the transaction. If the shares have not been registered within 270 days of the closing, the Investors will receive a downward adjustment (“Registration Statement Purchase Price Adjustment”) to the purchase price paid in an amount that, when combined with any previous Anti-Dilution Purchase Price Adjustments, is equal to 5% of the purchase price paid by the Investors in the 2010 Private Placement. The Registration Statement Purchase Price Adjustment is payable in cash or common stock at our election.

Shares issued or cash paid in conjunction with the Anti-Dilution Purchase Price Adjustment and Registration Statement Purchase Price Adjustment are subject to certain limits. In particular, our obligation to issue additional shares of our common stock in conjunction with the Anti-Dilution Purchase Price Adjustment and the Registration Statement Purchase Price Adjustment is limited to the maximum number of shares of our common stock that can be issued without requiring us to obtain stockholder approval under the rules and regulation of the New York Stock Exchange (the “NYSE”).

The terms of the 2010 Private Placement and related agreements were reported on our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”), on December 21, 2010.

Credit Facility

On September 16, 2010, we entered into a credit agreement (the “Credit Agreement”), with Bank of America, N.A., as administrative agent, and certain lenders party thereto pursuant to which we may borrow up to the initial aggregate principal amount of up to $75 million, limited by a borrowing base, as defined in the Credit Agreement. The Credit Agreement also provides the Company the option to increase the aggregate principal amount of commitments to $150 million under certain conditions set forth in the Credit Agreement. We use the credit facility to finance the acquisition of our target assets and as a general source of liquidity for our operations. For a detailed description of the credit facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Investment Activities

Since the closing of our IPO on September 29, 2009, we have been actively investing in our target assets. As of December 31, 2010, we have invested all of the net proceeds from our IPO and the concurrent private placement. Many of our investments have been structured as joint ventures with one or more of the private investment funds managed by Colony Capital or its affiliates (see “—Co-Investment Funds”). For descriptions of our investments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Investments.”

Our Investment Guidelines

Our board of directors has adopted a set of investment guidelines that set out the asset classes and other criteria to be used to evaluate the merits of specific investments as well as our overall portfolio composition. We pursue investments in our target asset classes that have the potential to generate attractive risk-adjusted returns, consistent with maintaining our qualification as a REIT for U.S. federal income tax purposes and our exemption from registration under the 1940 Act. However, we have no prescribed limitation on any particular investment type.

Our board of directors has adopted the following investment guidelines:

•	no investment shall be made that would cause us to fail to qualify as a REIT for federal income tax purposes; and

•	no investment shall be made that would cause us to be regulated as an investment company under the 1940 Act.

In addition, any investment of our capital of up to $10 million requires the approval of our chief executive officer; any investment in excess of $10 million but less than or equal to the lesser of $100 million or 20% of our assets requires the approval of our Investment Committee, which is comprised of Mr. Barrack, the chairman of the committee, Richard B. Saltzman, Mark M. Hedstrom and our chief financial officer, Darren J. Tangen; and any investment in excess of the lesser of $100 million or 20% of our assets requires the approval of our board of directors.

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

For each asset that we acquire, Colony Capital’s asset management team engages in active management of the asset, the intensity of which depends on the attendant risks. Once an asset manager has been assigned to a particular asset, the manager works collaboratively with the underwriting team to formulate a strategic plan for the particular asset, which includes evaluating the underlying collateral and updating valuation assumptions to reflect changes in the real estate market and the general economy. This plan also generally outlines several strategies for the asset to extract the maximum amount of value from each asset under a variety of market conditions. Such strategies vary depending on the type of asset, the availability of refinancing options, recourse and maturity, but may include, among others, the restructuring of non-performing or sub-performing loans, the negotiation of discounted pay-offs or other modification of the terms governing a loan, and the foreclosure and management of assets underlying non-performing loans in order to reposition them for profitable disposition. As long as an asset is in our portfolio, our Manager and its affiliates continuously track the progress of an asset against the original business plan to ensure that the attendant risks of continuing to own the asset do not outweigh the associated rewards. Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our exemption from registration under the 1940 Act, we currently expect that we will typically hold assets that we originate or acquire for between three and ten years. However, in order to maximize returns and manage portfolio risk while remaining opportunistic, we may dispose of an asset earlier than anticipated or hold an asset longer than anticipated if we determine it to be appropriate depending upon prevailing market conditions or factors regarding a particular asset. We can provide no assurances, however, that we will be successful in identifying or managing all of the risks associated with acquiring, holding or disposing of a particular asset or that we will not realize losses on certain assets.

Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our exemption from registration under the 1940 Act, we may mitigate the risk of interest rate volatility through the use of hedging instruments, such as interest rate swap agreements and interest rate cap agreements. The goal of our interest rate management strategy is to minimize or eliminate the effects of interest rate changes on the value of our assets, to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a favorable spread between the yield on our assets and the cost of financing such assets. In addition, because we are exposed to foreign currency exchange rate fluctuations, we employ foreign currency risk management strategies, including the use of, among others, currency hedges. We can provide no assurances, however, that our efforts to manage interest rate and foreign currency exchange rate volatility will successfully mitigate the risks of such volatility on our portfolio.

In addition, the Audit Committee of our board of directors, in consultation with management, periodically reviews our policies with respect to risk assessment and risk management, including key risks to which we are subject, including credit risk, liquidity risk and market risk, and the steps that management has taken to monitor and control such risks.

Leverage Policies

To date, we have used limited investment-level leverage in the form of government sponsored debt programs, such as the Term Asset-Backed Securities Loan Facility (“TALF”), seller financing provided by the FDIC and assignment of an A-note participation on a mortgage loan. We have also temporarily used borrowings from our credit facility to finance our investments. While we have limited our use of leverage and believe we can achieve attractive yields on an unleveraged basis, we may continue to use prudent amounts of leverage to increase potential returns to our stockholders and/or to finance future investments. Given current market conditions, to the extent that we use borrowings to finance our assets, we currently expect that such leverage would not exceed, on a debt-to-equity basis, a 3-to-1 ratio, except with respect to investments financed with borrowings provided by the FDIC or under government sponsored debt programs, leverage on which we currently expect would not exceed, on a debt-to-equity basis, a 6-to-1 ratio. We consider these leverage ratios to be prudent for our target asset classes. Our decision to use leverage currently or in the future to finance our assets will be based on our Manager’s assessment of a variety of factors, including, among others, the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in our portfolio, the ability to raise additional equity to reduce leverage and create liquidity for future investments, the availability of credit at favorable prices or at all, the credit quality of our assets and our outlook for borrowing costs relative to the interest income earned on our assets. Our decision to use leverage in the future to finance our assets will be at the discretion of our Manager and will not be subject to the approval of our stockholders, and we are not restricted by our governing documents or otherwise in the amount of leverage that we may use. To the extent that we use leverage in the future, we may mitigate interest rate risk through utilization of hedging instruments, primarily interest rate swap and cap agreements, to serve as a hedge against future interest rate increases on our borrowings.

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

Base Management Fee and Incentive Fee

We pay our Manager a base management fee in an amount equal to 1.5% of our stockholders’ equity, as defined in the management agreement, per annum, calculated and payable quarterly in arrears in cash. Our Manager is also entitled to an incentive fee with respect to each calendar quarter (or part thereof) that the management agreement is in effect, payable quarterly in arrears, in an amount not less than zero, equal to the difference between (1) the product of (x) 20% and (y) the difference between (i) Core Earnings (as defined below), on a rolling four-quarter basis and before the incentive fee for the current quarter, and (ii) the product of (A) the weighted average of the issue price per share of common stock in all of our offerings multiplied by the weighted average number of shares of common stock outstanding (including any restricted shares of common stock and any other shares of common stock underlying awards granted under our equity incentive plans, if any) in such quarter and (B) 8%, and (2) the sum of any incentive fee paid to our Manager with respect to the first three calendar quarters of such previous four quarters; provided, however, that no incentive fee is payable with respect to any calendar quarter unless Core Earnings is greater than zero for the most recently completed 12 calendar quarters. Core Earnings is a non-GAAP financial measure and is defined as net income (loss) as determined according to accounting principles generally accepted in the United State of America (“GAAP”), excluding non-cash equity compensation expense, the costs incurred in connection with our formation and our IPO, including the initial and additional underwriting discounts and commissions, the incentive fee, real estate depreciation and amortization (to the extent that we foreclose on any properties underlying our target assets) and any unrealized gains or losses from mark-to-market valuation changes (other than permanent impairment) that are included in net income. The amount will be adjusted to exclude (i) one-time events pursuant to changes in GAAP and (ii) non-cash items which in the judgment of management should not be included in Core Earnings, which adjustments in clauses (i) and (ii) shall only be excluded after discussions between our Manager and our independent directors and after approval by a majority of our independent directors.

To the extent earned by our Manager, the incentive fee will be payable to our Manager quarterly in arrears in shares of our common stock, so long as the ownership of such additional number of shares of our common stock by our Manager would not result in a violation of the stock ownership limits set forth in our charter, after giving effect to any waivers from such limit that our board of directors may grant to our Manager or its affiliates in the future. To the extent that payment of the incentive fee to our Manager in shares of our common stock would result in a violation of the stock ownership limits set forth in our charter (taking into account any applicable waiver), all or a portion of the incentive fee payable to the Manager will be payable in cash to the extent necessary to avoid such violation. The number of shares to be issued to our Manager will be equal to the dollar amount of the portion of the quarterly installment of the incentive fee payable in shares divided by the average of the closing prices of our common stock on the NYSE, for the five trading days prior to the date on which such quarterly installment is paid.

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

Reimbursement of Manager’s Partial Payment of IPO Underwriting Discounts and Commissions

Pursuant to the underwriting agreement entered into in connection with our IPO among the underwriters, our Manager and us, our Manager paid the underwriters $0.40 per share with respect to each share sold in the IPO and the underwriters’ exercise of their overallotment option, representing a portion of the underwriting discounts and commissions. Pursuant to the management agreement, we have agreed to reimburse our Manager for its partial payment of the underwriting discounts and commissions if, during any full four calendar quarter period during the 24 full calendar quarters after the IPO, our Core Earnings for any such four-quarter period exceeds the product of (1) the weighted average of the issue price per share of common stock in all of our offerings multiplied by the weighted average number of shares of common stock outstanding (including any restricted shares of common stock and any other shares of common stock underlying awards granted under our equity incentive plans, if any) in such four-quarter period and (2) 8%. In addition, if the management agreement is terminated without cause and we are required to pay our Manager a termination fee, we would also be required to reimburse our Manager for its partial payment of the underwriting discounts and commissions irrespective of whether we have met the incentive fee hurdle described above. For a description of the termination fee, see “Risk Factors—Risks Related to Our Management and Our Relationship With Our Manager—Termination of our management agreement could be costly and may cause us to be unable to execute our business plan.”

Any such reimbursement of our Manager by us will be paid in the form of 287,500 shares of our common stock (the reimbursement amount divided by the IPO price per share of our common stock ($20.00)), subject to adjustment for stock splits, stock dividends, recapitalizations and similar events, so long as the ownership of such additional number of shares by our Manager would not result in a violation of the stock ownership limits set forth in our charter, after giving effect to any waivers from such limit that our board of directors may grant to our Manager or its affiliates in the future. To the extent that reimbursement of our Manager’s partial payment of the underwriting discounts and commissions in shares of our common stock would result in a violation of the stock ownership limits set forth in our charter (taking into account any applicable waiver, if any), all or a portion of the reimbursement of our Manager will be payable in cash to the extent necessary to avoid such violation.

Conflicts of Interest and Related Policies

We are externally advised by our Manager, which is a wholly owned subsidiary of Colony Capital, and all of our officers are employees of our Manager or its affiliates. Pursuant to our management agreement, our Manager is obligated to supply us with substantially all of our senior management team, and our chief financial officer is seconded exclusively to us pursuant to a secondment agreement with Colony Capital. Subject to investment, leverage and other guidelines or policies adopted by our board of directors, our Manager has significant discretion regarding the implementation of our investment and operating policies and strategies. Neither our Manager nor Colony Capital is obligated to dedicate any specific personnel exclusively to us (other than our chief financial officer), nor are they or their personnel (other than our chief financial officer) obligated to dedicate any specific portion of their time to the management of our business. As a result, we cannot provide any assurances regarding the amount of time our Manager or Colony Capital will dedicate to the management of our business. Moreover, each of our officers, other than our chief financial officer (who is seconded exclusively to us), and non-independent directors is also an employee of our Manager or one of its affiliates and has significant responsibilities for other investment vehicles currently managed by Colony Capital and its affiliates, and may not always be able to devote sufficient time to the management of our business. Consequently, we may not receive the level of support and assistance that we otherwise might receive if we were internally managed. Certain of our executive officers and directors who are also employees of Colony Capital or one of its affiliates may also invest from time to time indirectly in certain of the investments through funds or other investment vehicles managed by Colony Capital that co-invest with us (e.g., in the general partner contributions to such funds or other investment vehicles ). As a result of these relationships, these persons may have a conflict of interest with respect to us and our agreements and arrangements with our Manager and other affiliates of Colony Capital, which agreements and arrangements were not negotiated at arm’s length, and the terms of such agreements and arrangements may not have been as favorable to us as if they had been negotiated at arm’s length with an unaffiliated third party.

Co-Investment Funds

Certain current or future private investment funds or other investment vehicles managed by Colony Capital or its affiliates (collectively, “Co-Investment Funds”) may have the right to co-invest with us in our target assets, subject to us and each Co-Investment Fund having capital available for investment and the determination by our Manager and the general partner of each Co-Investment Fund (which is or will be an affiliate of Colony Capital) that the proposed investment is suitable for us and such Co-Investment Fund, respectively. Currently, the commitment period for all existing Co-Investment Funds are closed, although Colyzeo Investors II, L.P. may continue to co-invest with us in new investments that were identified prior to the closing of its commitment period.

To address certain potential conflicts arising from our relationship with Colony Capital or its affiliates, pursuant to an investment allocation agreement among our Manager, Colony Capital and us, our Manager and Colony Capital have agreed that, for so long as the management agreement is in effect, neither they nor any of their affiliates will sponsor or manage (i) any additional publicly traded investment vehicle that will primarily acquire or originate assets secured by U.S. collateral that are substantially similar to our target assets or (ii) any publicly traded investment vehicle that will primarily acquire or originate assets secured by non-U.S. collateral that are substantially similar to our target assets or any private investment vehicle that will primarily acquire or originate assets that are substantially similar to our target assets without providing us with the right (but not the obligation) to contribute, subject to our investment guidelines, our availability of capital and maintaining our qualification as a REIT for U.S. federal income tax purposes and our exemption from registration under the 1940 Act, at least one-half of the capital to be funded by such investment vehicles in assets secured by U.S. collateral (or at least one-third for assets secured by non-U.S. collateral) that are substantially similar to our target assets, subject to change if agreed upon by a majority of our independent directors. To date, with respect to certain of our co-investments, we have contributed less than our full entitlement in order to maintain our qualification as a REIT, our exemption from registration under the 1940 Act and/or diversification of our assets. All such co-investments where we contributed less than our full entitlement were approved by our independent directors. To the extent that we do not have sufficient capital to contribute our full entitlement of the capital required for any such proposed investment by such investment vehicles, the allocation agreement provides for a fair and equitable allocation of investment opportunities among all such vehicles and us, in each case, taking into account the suitability of each investment opportunity for the particular vehicle and us and each such vehicle’s and our availability of capital for investment. This allocation agreement also will apply to any existing Co-Investment Funds. Our board of directors will re-evaluate the allocation agreement from time to time.

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

Operating and Regulatory Structure

REIT Qualification

We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our initial taxable year ended December 31, 2009. In addition, we hold certain of our assets through taxable REIT subsidiaries (“TRSs”), which will be subject to corporate-level income tax at regular rates. Our qualification as a REIT depends upon our ability to meet, on a continuing basis, through actual investment and operating results, various complex requirements under the Internal Revenue Code relating to, among other things, the sources of our gross income and the composition and values of our assets (which, based on the types of assets we own, can fluctuate rapidly, significantly and unpredictably), our distribution levels and the diversity of ownership of our shares. We believe that we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code and that our intended method of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT.

So long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax at the REIT level on our REIT taxable income that we distribute currently to our stockholders, but we will be subject to U.S. federal and state income tax (and any applicable non-U.S. taxes) on the net income earned by our taxable REIT subsidiaries. Due to the nature of the assets in which we invest, we expect our taxable REIT subsidiaries will have a material amount of assets and net taxable income. If we fail to qualify for taxation as a REIT in any taxable year, and the statutory relief provisions of the Internal Revenue Code do not apply, we will be subject to U.S. federal income tax at regular corporate rates and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which we lost our REIT qualification. Distributions to stockholders in any year in which we are not a REIT would not be deductible by us, nor would they be required to be made. Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income or property.

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

We are organized as a holding company that conducts its businesses primarily through wholly owned or majority-owned subsidiaries. We intend to conduct our operations so that we do not come within the definition of an investment company because less than 40% of the value of our total assets on an unconsolidated basis will consist of “investment securities.” The securities issued to us by any wholly owned or majority-owned subsidiaries that we form that are relying on the exception from the definition of “investment company” contained in Section 3(c)(1) or 3(c)(7) of the 1940 Act, together with any other investment securities we may own, may not have a value in excess of 40% of the value of our total assets on an unconsolidated basis. We monitor our holdings to ensure continuing and ongoing compliance with this test. In addition, we believe we are not considered an investment company under Section 3(a)(1)(A) of the 1940 Act because we do not engage primarily and do not hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through our wholly owned and majority-owned subsidiaries, we are primarily engaged in the non-investment company businesses of these subsidiaries.

We believe that certain of our subsidiaries qualify for an exemption from registration under the 1940 Act as an investment company pursuant to Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exemption generally requires that at least 55% of such subsidiaries’ assets must be comprised of qualifying assets and at least 80% of each of their portfolios must be comprised of qualifying assets and real estate-related assets under the 1940 Act. We treat as qualifying assets for this purpose whole mortgage loans, DIP loans that are wholly secured by first mortgage liens on the debtor’s real estate assets, B Notes representing direct participation in mortgage loans fully secured by real property and certain mezzanine loans, in each case meeting certain other qualifications based upon SEC staff no-action letters, bridge loans wholly secured by first priority liens on real estate that provide interim financing to borrowers seeking short-term capital (with terms of generally up to three years), certain CMBS, RMBS representing ownership of an entire pool of mortgage loans, and REO and other properties owned by us from time to time, including any that we may triple net lease to others. Each of our subsidiaries relying on Section 3(c)(5)(C) relies on guidance published by the SEC staff or on our analyses of guidance published with respect to other types of assets to determine which assets are qualifying real estate assets and real estate-related assets. The SEC staff has not, however, published guidance with respect to the treatment of some of these assets under Section 3(c)(5)(C). To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategy accordingly. In addition, we have been and in the future may be limited in our ability to make certain investments and these limitations could result in the subsidiary holding assets we might wish to sell or selling assets we might wish to hold.

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

Qualification for exemption from registration under the 1940 Act will limit our ability to make certain investments. For example, these restrictions will limit the ability of our subsidiaries that rely on 3(c)(5)(C) to invest directly in MBS that represent less than the entire ownership in a pool of mortgage loans, debt and equity tranches of securitizations and certain asset-backed securities, and real estate companies or in assets not related to real estate.

We also hold a minority equity interest in First Republic Bank, a publicly traded bank, the value of which may fluctuate significantly based upon the public trading price of the bank’s common stock. If this investment appreciates materially, in order to remain exempt from regulation under the 1940 Act, we may seek to sell all or a portion of our interest in First Republic Bank and/or other investments when we may otherwise wish to hold such investment(s), although we may be unable to sell any such investment(s). This could adversely affect our ability to maintain our exemption from regulation under the 1940 Act.

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

Other Regulation

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), was signed into law. This legislation aims to restore responsibility and accountability to the financial system. It is unclear how this legislation may impact the investing environment, borrowing environment, and derivatives market that impact our business, as much of the Dodd-Frank Act’s implementation has not yet been defined by the regulators.

Competition

Our profitability depends, in large part, on our ability to acquire our target assets at attractive prices. We are subject to significant competition in acquiring our target assets. In particular, we compete with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds, commercial and investment banks, hedge funds, mortgage bankers, commercial finance and insurance companies, governmental bodies and other financial institutions. We may also compete with Colony Capital and its affiliates for investment opportunities. See “Risk Factors—Risks Related to Our Management and Our Relationship with Our Manager—There are various conflicts of interest in our relationship with Colony Capital and its affiliates, including our Manager, which could result in decisions that are not in the best interests of our stockholders.” In addition, there are several REITs with similar investment objectives, including a number that have been recently formed, and others may be organized in the future. These other REITs increase competition for the available supply of commercial mortgage and other real estate-related assets suitable for purchase or origination. Some of our competitors have greater financial resources, access to lower costs of capital and access to funding sources that may not be available to us, such as funding from the U.S. Government, if we are not eligible to participate in programs established by the U.S. Government. In addition, some of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the 1940 Act. Furthermore, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, or pay higher prices, than we can. Current market conditions may attract more competitors, which may increase the competition for our target assets. An increase in the competition for such assets may increase the price of such assets, which may limit our ability to generate attractive risk-adjusted returns for our stockholders, thereby adversely affecting the market price of our common stock. In the face of competition, we have had and expect to continue to have access to our Manager’s and its affiliates’ professionals and their industry expertise, which we believe provides us with a competitive advantage and helps us assess investment risks and determine appropriate pricing for potential investments. We expect that these relationships will enable us to continue to compete more efficiently and effectively for attractive investment opportunities. Although we believe we are well positioned to compete effectively in each facet of our business, there can be no assurance that we will be able to continue to achieve our business goals or expectations due to the extensive competition in our market sector.

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

Federal regulations require building owners and those exercising control over a building’s management to identify and warn, via signs and labels, of potential hazards posed by workplace exposure to installed asbestos-containing materials and potentially asbestos-containing materials in the building. The regulations also set forth employee training, record keeping and due diligence requirements pertaining to asbestos-containing materials and potentially asbestos-containing materials. Significant fines can be assessed for violation of these regulations. Building owners and those exercising control over a building’s management may be subject to an increased risk of personal injury lawsuits by workers and others exposed to asbestos-containing materials and potentially asbestos-containing materials as a result of these regulations. The regulations may affect the value of a building containing asbestos-containing materials and potentially asbestos-containing materials in which we have invested. Federal, state and local laws and regulations also govern the removal, encapsulation, disturbance, handling and/or disposal of asbestos-containing materials and potentially asbestos-containing materials when such materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Such laws may impose liability for improper handling or a release into the environment of asbestos-containing materials and potentially asbestos-containing materials and may provide for fines to, and for third parties to seek recovery from, owners or operators of real properties for personal injury or improper work exposure associated with asbestos-containing materials and potentially asbestos-containing materials.

Prior to closing any property acquisition, we will obtain environmental assessments in a manner we believe prudent in order to attempt to identify potential environmental concerns at such properties. These assessments are carried out in accordance with an appropriate level of due diligence and generally include a physical site inspection, a review of relevant federal, state and local environmental and health agency database records, one or more interviews with appropriate site-related personnel, review of the property’s chain of title and review of historic aerial photographs and other information on past uses of the property. We may also conduct limited subsurface investigations and test for substances of concern where the result of the first phase of the environmental assessments or other information indicates possible contamination or where our consultants recommend such procedures.

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

Available Information; Website Disclosure; Corporate Governance Documents

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports or statements available free of charge on our website at www.colonyfinancial.com, under “Investor Relations—SEC Filings,” as soon as reasonably practicable after we file these materials with, or furnish them to, the SEC. Information contained on our website is not incorporated by reference into this Annual Report and such information should not be considered to be part of this report.

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

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend such statements to be covered by the safe harbor provisions contained therein. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

The forward-looking statements contained in this Annual Report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Statements regarding the following subjects, among others, may be forward-looking:

•	our business and investment strategy;

•	our investment portfolio;

•	our projected operating results;

•	actions and initiatives of the U.S. Government and changes to U.S. Government policies and the execution and impact of these actions, initiatives and policies;

•	our ability to obtain financing arrangements;

•	financing and advance rates for our target assets;

•	our expected leverage;

•	our compliance with our obligations under, and restrictions imposed by, our credit facility;

•	general volatility of the markets in which we invest;

•	our expected investments;

•	our expected co-investment allocations and related requirements;

•	interest rate mismatches between our target assets and our borrowings used to fund such investments;

•	changes in interest rates and the market value of our target assets;

•	changes in prepayment rates on our target assets;

•	effects of hedging instruments on our target assets;

•	rates of default or decreased recovery rates on our target assets;

•	the degree to which our hedging strategies may or may not protect us from interest and foreign exchange rate volatility;

•	impact of changes in governmental regulations, tax law and rates, and similar matters;

•	our ability to maintain our qualification as a REIT for U.S. federal income tax purposes;

•	our ability to maintain our exemption from registration under the 1940 Act;

•	availability of investment opportunities in mortgage-related and real estate-related investments and other securities;

•	availability of qualified personnel;

•	estimates relating to our ability to make distributions to our stockholders in the future;

•	our understanding of our competition; and

•	market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy.

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

In order to maintain our exemption from registration under the 1940 Act, the assets in our portfolio are subject to certain restrictions, which limit our operations meaningfully. Our Manager and its affiliates, including Colony Capital, have limited experience managing a portfolio in the manner necessary to maintain our exemption from registration under the 1940 Act and, prior to serving as our Manager, had no experience managing a public company under the constraints imposed by the 1940 Act. In addition, as a public company, our Manager is required to develop and implement substantial control systems and procedures in order for us to qualify and maintain our qualification as a public REIT. If we fail to qualify or maintain qualification as a REIT, we would no longer be required to make distributions of our REIT taxable income, our distributions to stockholders would not be deductible for U.S. federal income tax purposes and we would be required to pay corporate tax at applicable rates on our taxable income, which will substantially reduce our earnings and may reduce the market value of our common stock. Furthermore, as a public company we are subject to periodic and current reporting requirements under applicable regulations of the SEC, as well as requirements imposed on public companies under the Sarbanes-Oxley Act of 2002. As a result, substantial work on our part has and will continue to be required to implement and execute appropriate reporting and compliance processes, including internal control over financial reporting, assess their design, remediate any deficiencies identified and test the operation of such processes, and we have limited experience implementing and executing such processes in a public company. This process is both costly and challenging. In addition, failure to comply properly with SEC regulations and requirements could hinder our ability to operate as a public company.

There are various conflicts of interest in our relationship with Colony Capital and its affiliates, including our Manager, which could result in decisions that are not in the best interests of our stockholders.

We are subject to conflicts of interest arising out of our relationship with Colony Capital and its affiliates, including our Manager. Each of our officers and non-independent directors are employees of Colony Capital and certain of its affiliates, and, other than our chief financial officer (who is seconded exclusively to us), may have conflicts between their duties to us and their duties to, and interests in, Colony Capital and its other investment funds, including investments in certain of our assets. Certain investment funds managed by Colony Capital or its affiliates that seek to invest in our target assets may compete for investment opportunities with us and, as a result, we may either not be presented with the opportunity or have to compete with such other funds to acquire certain assets. In addition, the activities of other investment funds managed by Colony Capital or its affiliates could restrict our ability to pursue certain asset acquisitions or take other actions related to our business. Further, at times when there are turbulent conditions in the mortgage markets or distress in the credit markets or other times when we will need focused support and assistance from our Manager and its key personnel, Colony Capital’s other clients may likewise require greater focus and attention, placing Colony Capital’s resources in high demand. In such situations, we may not receive the level of support and assistance that we may receive if we were internally managed or if our Manager’s key personnel did not have investment management responsibilities for other entities. In particular, Colony Capital or its affiliates currently manage funds that may compete with us with respect to our target assets. As a result, there may be certain situations where our officers allocate assets that may be suitable for us to such other funds. There is no assurance that the investment allocation agreement that addresses some of the conflicts relating to our assets, which is described under “Business—Conflicts of Interest and Related Policies,” will be adequate to address all of the conflicts that may arise.

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

Concurrently with the completion of our IPO, certain of our executive officers and certain officers of Colony Capital and its affiliates acquired 250,000 shares of our common stock in a private placement at a price per share equal to the IPO price per share. Each of our executive officers and certain officers of Colony Capital and its affiliates may sell the shares of our common stock purchased in the private placement. To the extent such persons sell some or all of these shares, our Manager’s interests may be less aligned with our interests.

Certain current or future private investment funds managed by Colony Capital or its affiliates may have the right to co-invest with us in certain of our target assets, which could adversely affect our ability to invest timely in our target assets, thereby materially and adversely affecting our results of operations and our ability to make distributions to our stockholders.

Certain current or future Co-Investment Funds managed by Colony Capital or its affiliates may have the right to co-invest with us in our target assets, subject to us and each Co-Investment Fund having capital available for investment and the determination by our Manager and the general partner of each Co-Investment Fund (which is or will be an affiliate of Colony Capital) that the proposed investment is suitable for us and such Co-Investment Fund, respectively. Currently, the Co-Investment Funds have the right to co-invest with us under certain circumstances. Depending on the circumstances, we may co-invest in a particular asset with one or any combination of the Co-Investment Funds. To the extent that a Co-Investment Fund has significant available capital, the likelihood that we may co-invest in a particular asset with such fund could increase significantly. We also expect that, in the future, Colony Capital will sponsor other Co-Investment Funds that primarily will invest in our target assets. To the extent that we acquire assets with Co-Investment Funds, our ability to invest our then available capital in revenue-generating assets in the near term may be hindered, which would have a material adverse effect on our results of operations and ability to make distributions to our stockholders.

Since the closing of our IPO on September 29, 2009, substantially all of our acquisition activities have been structured as co-investments with one or more of the Co-Investment Funds. Accordingly, because affiliates of Colony Capital also manage the Co-Investment Funds and also may participate indirectly in the investments made by such Co-Investment Funds, and because fees payable to such affiliates by the Co-Investment Funds may be more advantageous than fees payable to our Manager, our interests in such investments may conflict with the interests of the Co-Investment Funds, and our Manager or its affiliates may take actions that may not be most favorable to us, including in the event of a default or restructuring of the assets subject to co-investment rights.

In addition, because the Co-Investment Funds are, and in the future likely will be, closed-end funds or other investment vehicles with finite lives, such Co-Investment Funds are expected to dispose of substantially all of the assets in their respective portfolios prior to termination. As a result, prior to such terminations, we may need to sell our interests in certain current or future co-investment assets before we otherwise would in order to avoid a potential conflict. Our decision to sell such interests will depend, among other things, on our ability to sell the interests at favorable prices or at all. It is also possible that our Manager or its affiliates who also manage such Co-Investment Funds may sell such co-investment assets at times or prices that are not in the best interests of us or our stockholders. In addition, to the extent that such Co-Investment Funds dispose of co-investment assets that are qualifying assets, we may be required to purchase additional qualifying assets (subject to the availability of capital at favorable prices or at all) or sell non-qualifying assets at inopportune times or prices in order to maintain our qualification as a REIT and our exemption from registration under the 1940 Act. Even if our interests are not in conflict with those of Co-Investment Funds, we may not realize the full economic benefits of the investment. If any of the foregoing were to occur, our Manager’s ability to operate our business in a manner consistent with our business strategy could be hindered materially, which could have a material adverse effect on our results of operations and our ability to make distributions to our stockholders.

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

Termination of the management agreement with our Manager without cause may be difficult and costly. Our independent directors review our Manager’s performance and the fees that may be payable to our Manager annually and, following the initial three-year term, the management agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent directors based upon: (1) our Manager’s unsatisfactory performance that is materially detrimental to us; or (2) a determination that the management fees payable to our Manager are not fair, subject to our Manager’s right to prevent termination based on unfair fees by accepting a reduction of management fees agreed to by at least two-thirds of our independent directors. Our Manager will be provided 180 days prior written notice of any such a termination. Additionally, upon such a termination without cause, the management agreement provides that we will pay our Manager a termination fee equal to three times the sum of (a) the average annual base management fee and (b) the average annual incentive fee earned by the Manager, in each case during the prior 24-month period immediately preceding such termination, calculated as of the end of the most recently completed fiscal quarter before the date of termination.

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

Our Manager is authorized to follow very broad investment guidelines established by our board of directors. Our board of directors periodically reviews our investment guidelines and our portfolio of assets but does not, and is not be required to, review all of our proposed investments, except in limited circumstances as set forth in our investment guidelines. In addition, in conducting periodic reviews, our board of directors may rely primarily on information provided to them by our Manager. Furthermore, transactions entered into by our Manager may be costly, difficult or impossible to unwind by the time they are reviewed by our board of directors. Our Manager has great latitude within the broad parameters of our investment guidelines in determining the types and amounts of assets in which to invest on our behalf, including making investments that may result in returns that are substantially below expectations or result in losses, which would materially and adversely affect our business and results of operations, or may otherwise not be in the best interests of our stockholders.

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

The manner in which we compete and the types of assets in which we seek to invest is affected by changing conditions resulting from sudden changes in our industry, regulatory environment, the role of government-sponsored entities, the role of credit rating agencies or their rating criteria or process, or the U.S. and global economies generally. If we do not effectively respond to these changes, or if our strategies to respond to these changes are not successful, our financial condition and results of operations may be adversely affected. In addition, in light of our limited operating history, we can provide no assurances that we will be successful in executing our business strategies or that, even if we successfully implement our business strategies, we will generate revenues or profits.

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

Maintenance of our exemption from registration under the 1940 Act imposes significant limits on our operations, which may have a material adverse effect on our ability to execute our business strategy.

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

Certain of our subsidiaries rely upon the exemption from registration as an investment company under the 1940 Act pursuant to Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exemption generally requires that at least 55% of these subsidiaries’ assets must be comprised of qualifying assets and at least 80% of each of their portfolios must be comprised of qualifying assets and real estate-related assets under the 1940 Act. Each of our subsidiaries relying on Section 3(c)(5)(C) relies on guidance published by the SEC staff or on our analyses of guidance published with respect to other types of assets to determine which assets are qualifying real estate assets and real estate-related assets. The SEC staff has not, however, published guidance with respect to the treatment of some of these assets under Section 3(c)(5)(C). To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategy accordingly. In addition, we may be limited in our ability to make certain investments and these limitations could result in the subsidiary holding assets we might wish to sell or selling assets we might wish to hold. We also hold a minority equity interest in First Republic Bank, a publicly traded bank, the value of which may fluctuate significantly based upon the public trading price of the bank’s common stock. If this investment appreciates materially, in order to remain exempt from regulation under the 1940 Act, we may seek to sell all or a portion of our interest in First Republic Bank and/or other investments when we may otherwise wish to hold such investment(s), although we can provide no assurances that we would be able to sell any such investment(s) in sufficient amounts or within the time required to avoid becoming subject to regulation under the 1940 Act.

Certain of our subsidiaries may rely on the exemption provided by Section 3(c)(6) to the extent that they hold mortgage assets through majority-owned subsidiaries that rely on Section 3(c)(5)(C). The SEC staff has issued little interpretive guidance with respect to Section 3(c)(6) and any guidance published by the staff could require us to adjust our strategy accordingly.

The determination of whether an entity is a majority-owned subsidiary of our company is made by us. The 1940 Act defines a majority-owned subsidiary of a person as a company 50% or more of the outstanding voting securities of which are owned by such person, or by another company which is a majority-owned subsidiary of such person. The 1940 Act further defines voting securities as any security presently entitling the owner or holder thereof to vote for the election of directors of a company. We treat companies in which we own at least 50% of the outstanding voting securities as majority-owned subsidiaries for purposes of the 40% test. We have not requested the SEC to approve our treatment of any company as a majority-owned subsidiary and the SEC has not done so. If the SEC were to disagree with our treatment of one or more companies as majority-owned subsidiaries, we would need to adjust our strategy and our assets in order to continue to pass the 40% test. Any such adjustment in our strategy could have a material adverse effect on us.

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

Our current and future direct or indirect joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on joint venture partners’ financial condition and liquidity and disputes between us and our joint venture partners.

We have entered into, and may in the future enter into, joint ventures, including with the Co-Investment Funds, the FDIC or otherwise, to acquire or originate our target assets. Such joint venture investments may involve risks not otherwise present when we acquire our target assets without partners, including the following:

•	we do not have exclusive control over the asset or joint venture, which may prevent us from taking actions that are in our best interest;

•	joint venture agreements often restrict the transfer of a partner’s interest or may otherwise restrict our ability to sell the interest when we desire and/or on advantageous terms;

•

any future joint venture agreements may contain buy-sell provisions pursuant to which one partner may initiate procedures requiring the other partner to choose between buying the other partner’s interest or selling its interest to that partner;

•

we may not be in a position to exercise sole decision-making authority regarding the asset or joint venture, which could create the potential risk of creating impasses on decisions, such as asset acquisitions or disposition;

•	a partner may, at any time, have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals;

•

a partner may be in a position to take action contrary to our instructions, requests, policies or objectives, including our current policy with respect to maintaining our qualification as a REIT and our exemption from registration under the 1940 Act;

•

a partner may fail to fund its share of required capital contributions or may become bankrupt, which may mean that we and any other remaining partners generally would remain liable for the joint venture’s liabilities;

•

our relationships with our partners are contractual in nature and may be terminated or dissolved under the terms of the applicable joint venture agreements and, in such event, we may not continue to own or operate the interests or assets underlying such relationship or may need to purchase such interests or assets at a premium to the market price to continue ownership;

•

disputes between us and a partner may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and efforts on our business and could result in subjecting the assets owned by the joint venture to additional risk; or

•

we may, in certain circumstances, be liable for the actions of a partner, and the activities of a partner could adversely affect our ability to qualify as a REIT or remain exempt from registration under the 1940 Act, even though we do not control the joint venture.

Any of the above might subject our assets to liabilities in excess of those contemplated and adversely affect the value of our current and future joint venture investments.

We require additional capital to continue to operate and grow our business and portfolio of target assets, and the failure to obtain such financing would have a material adverse effect on our business, financial condition, results of operations and ability to maintain our distributions to our stockholders.

We require capital to fund acquisitions and originations of our target assets, to fund our operations, including overhead costs and the management fee to our Manager, to fund distributions to our stockholders and to repay principal and interest on our borrowings. We expect to meet our capital requirements using cash on hand, cash flow generated from our operations, and principal and interest payments received from our investments. However, because of distribution requirements imposed on us to qualify as a REIT, which generally require that we distribute to our stockholders 90% of our taxable income, our ability to finance our growth must largely be funded by external sources of capital. As a result, we will have to rely on third-party sources of capital, including public and private offerings of securities and debt financings. Financing may not be available to us when needed, on favorable terms, or at all. In the event that we are unable to obtain adequate financing to fund or grow our business, it would have a material adverse effect on our ability to acquire additional assets and make our debt service payments and our financial condition, results of operations and the ability to fund our distributions to our stockholders would be materially adversely affected.

Risks Related to Our Investments

A continued economic slowdown, recession or further decline in real estate values may cause us to experience losses related to our assets, which may adversely affect our results of operations, the availability and cost of credit and cash available for distribution to our stockholders.

Our investment strategy for certain assets may rely, in part, upon local market recoveries. We can provide no assurances that any such markets will recover since such recovery will depend primarily upon events and factors outside our Manager’s control. Furthermore, we believe the risks associated with our investments will be more acute during periods of economic slowdown or recession, especially if these periods are accompanied by declining real estate values. Our results of operations are materially affected by conditions in the mortgage market, the commercial real estate markets, the financial markets and the economy generally. During the past several years, concerns about the mortgage market and a declining real estate market, as well as inflation, energy costs, geopolitical issues and the availability and cost of credit, have contributed to increased volatility and diminished expectations for the economy and markets. The mortgage market has been severely affected by changes in the lending landscape and there is no assurance that these conditions have stabilized or that they will not worsen. Furthermore, a continued economic slowdown may result in continued decreased demand for commercial property, forcing property owners to lower rents on properties with excess supply. To the extent that a property owner has fewer tenants or receives lower rents, such property owners will generate less cash flow on their properties, which increases significantly the likelihood that such property owners will default on their debt service obligations to us. If borrowers default, we may incur losses on our investments with them if the value of any collateral we foreclose upon is insufficient to cover the full amount of such investment, and the funds from such foreclosure may take a significant amount of time to realize. For the foregoing reasons, a weak economy also may result in the increased likelihood of re-default rates even after we have completed loan modifications.

Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans in our portfolio as well as our Manager’s ability to acquire, sell and securitize loans. In addition, to the extent that we acquire direct interests in commercial real estate, a continued economic slowdown could adversely impact, among other things, the ability of our tenants to pay rent on a timely basis, if at all, and could result in tenants terminating their leases, choosing not to renew their existing leases or reducing the amount of space that they rent. A continuation or further deterioration of the real estate market may result in a decline in the market value of our investments or cause us to experience losses related to our assets, which may adversely affect our results of operations, the availability and cost of credit and our ability to make distributions to our stockholders.

In addition, dramatic declines in the commercial real estate markets over the past several years have resulted in significant asset write-downs by financial institutions, which have caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail. Institutions from which we may seek to obtain financing may have owned or financed commercial mortgage loans, real estate-related securities and real estate loans that have declined in value and caused them to suffer losses as a result of the recent downturn in the commercial mortgage markets. Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers, including other financial institutions. If these conditions persist, these institutions may become insolvent or tighten their lending standards, which could make it more difficult for us to obtain financing on favorable terms or at all, in the event that we seek to use leverage to acquire our target assets. Our profitability may be adversely affected if we are unable to obtain cost-effective financing for our assets.

We operate in a highly competitive market for investment opportunities, and competition may limit our ability to continue to acquire attractive investments in our target asset classes on favorable terms or at all, which could have a material adverse effect on our business, financial condition and results of operations.

We operate in a highly competitive market for investment opportunities. Our profitability depends, in large part, on our ability to acquire our target assets at attractive prices. In acquiring our target assets, we compete with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds (including other funds managed by Colony Capital), commercial and investment banks, commercial finance and insurance companies and other financial institutions, many of whom are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. Several other REITs have recently raised, and may raise significant amounts of capital in the future, and may have investment objectives that overlap with ours, which will likely create additional competition for investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us, such as funding from the U.S. Government, if we are not eligible to participate in programs established by the U.S. Government as well as borrowings that are governed by the FDIC. In addition, many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the 1940 Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, competition for investments in our target assets may result in an increase in the price of such assets, which may further limit our ability to generate attractive risk-adjusted returns. Moreover, as the conditions in the mortgage market, the financial markets and the economy continue to improve, the availability of commercial mortgage loans that meet our investment objectives and strategies will likely decrease, which will increase competition and may limit us from making investments in our target assets. As a result of such increased competition, we cannot assure you that we will be able to identify and make additional investments in our target assets that are consistent with our investment objectives, which could have a material adverse effect on our business, financial condition and results of operations.

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

To the extent that we acquire direct interests in real estate, we will depend on our tenants for revenue and, accordingly, lease terminations and/or tenant defaults, particularly by one or more large tenants, could have a material adverse effect on us.

To the extent that we acquire direct interests in commercial real estate, whether through REO properties, properties that we triple net lease to others or otherwise, the success of our investments will depend on the financial stability of our tenants, any of whom may experience a change in their business at any time. If current economic conditions do not stabilize or worsen, tenants occupying the commercial real estate that we may acquire may delay lease commencements, decline to extend or renew their leases upon expiration, fail to make rental payments when due, or declare bankruptcy. Any of these actions could result in the termination of the tenants’ leases, or expiration of existing leases without renewal, and the loss of rental income attributable to the terminated or expired leases. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment and re-letting our property. If a significant number of leases, or leases for one or more large tenants, are terminated or defaulted upon, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss. In addition, significant expenditures, such as mortgage payments, real estate taxes and insurance and maintenance costs, are generally fixed and do not decrease when revenues at the related property decrease. If any of the foregoing were to occur, it could have a material adverse effect on our cash flows, results of operations and our ability to make distributions to our stockholders.

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

We believe that there continue to be unique market opportunities to acquire commercial mortgage loans and mortgage-related assets at significant discounts to their unpaid principal balances. However, as conditions in the mortgage market, the financial markets and the economy continue to stabilize and/or improve, the availability of commercial mortgage loans that meet our investment objective and strategies will likely decrease, which could prevent us from implementing our business strategies. At such time, we will reevaluate our investment strategies with a view of maximizing the returns from our investment portfolio and identifying other dislocations and opportunities in real estate-related assets, but there can be no assurance that any of our strategies will be successful.

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

In addition, to the extent that we originate loans, our ability to be paid principal and interest on a timely basis or at all will be dependent on the borrowers under such loans generating sufficient revenue to support their payment obligations to us. For instance, we participated with certain of the Co-Investment Funds in the origination of a loan to an entity engaged in the design, construction and sale of single family homes. If the residential housing market does not rebound from its prolonged downturn, the borrower under such loan may not have sufficient financial resources to satisfy its payment obligations to us, and we could be required to take ownership of the assets securing the loan in lieu of full repayment of the principal amount and accrued interest on the loan.

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

Our B-Notes may be subject to additional risks related to the privately negotiated structure and terms of the transaction, which may result in losses to us.

We currently hold and may acquire additional B-Notes in the future. A B-Note is a mortgage loan typically (1) secured by a first mortgage on a single large commercial property or group of related properties (and therefore reflect the risks associated with significant concentration) and (2) subordinated to an A-Note secured by the same first mortgage on the same collateral. A privately negotiated intercreditor agreement between the holders of the A- and B-Notes may restrict the rights of the B-Note holders. In particular, the intercreditor agreement may prohibit the B-Note holder from calling the loan, making modifications with respect to the loan or filing a bankruptcy petition without the consent of the A-Note holder. As a result, to the extent that we acquire B-Notes, the A-Note holder may take actions that we do not agree with and that are not in our stockholders’ best interests.

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

Our existing mezzanine loan assets and those that we may originate or acquire in the future are subject to greater risks of loss than senior loans secured by income-producing properties.

We currently own interests in mezzanine loans and may originate or acquire additional mezzanine loans (or interests in mezzanine loans). Mezzanine loans take the form of subordinated loans secured by junior participations in mortgages or second mortgages on the underlying property, or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. These types of assets involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property, because the loan may be foreclosed on by the senior lender. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt is paid in full. Where debt senior to our loan exists, the presence of intercreditor arrangements between the holder of the senior mortgage loan and us, as the mezzanine lender, may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies and control decisions made in bankruptcy proceedings relating to borrowers. As a result, we may not recover some or all of our investment, which could result in losses. In addition, even if we are able to foreclose on the underlying collateral following a default on a mezzanine loan, we would replace the defaulting borrower and, to the extent income generated on the underlying property is insufficient to meet outstanding debt obligations on the property, we may need to commit substantial additional capital to stabilize the property and prevent additional defaults to lenders with remaining liens on the property. Significant losses related to our current or future mezzanine loans could have a material adverse effect on our results of operations and our ability to make distributions to our stockholders.

The bridge loans that we may originate and/or acquire will involve a greater risk of loss than traditional investment-grade mortgage loans with fully insured borrowers.

We may originate and/or acquire bridge loans secured by first lien mortgages on a property to borrowers who are typically seeking short-term capital to be used in an acquisition, construction or rehabilitation of a property. The typical borrower under a bridge loan has usually identified an undervalued asset that has been under-managed and/or is located in a recovering market. If the market in which the asset is located fails to recover according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management and/or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the bridge loan, and we bear the risk that we may not recover some or all of our initial expenditure.

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

We also may acquire non-Agency RMBS, which are backed by residential real estate property but, in contrast to Agency RMBS, their principal and interest are not guaranteed by federally chartered entities such as the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation, and, in the case of the Government National Mortgage Association, the U.S. Government. We may acquire non-Agency RMBS backed by collateral pools of mortgage loans that have been originated using underwriting standards that are less restrictive than those used in underwriting “prime mortgage loans” and “Alt A mortgage loans.” These lower standards include mortgage loans made to borrowers having imperfect or impaired credit histories, mortgage loans where the amount of the loan at origination is 80% or more of the value of the mortgage property, mortgage loans made to borrowers with low credit scores, mortgage loans made to borrowers who have other debt that represents a large portion of their income and mortgage loans made to borrowers whose income is not required to be disclosed or verified. Due to current economic conditions, including fluctuations in interest rates and lower home prices, as well as aggressive lending practices, subprime mortgage loans have in recent periods experienced increased rates of delinquency, foreclosure, bankruptcy and loss, and they are likely to continue to experience delinquency, foreclosure, bankruptcy and loss rates that are higher, and that may be substantially higher, than those experienced by mortgage loans underwritten in a more traditional manner. Thus, because of the higher delinquency rates and losses associated with subprime mortgage loans, the performance of non-Agency RMBS backed by subprime mortgage loans that we may acquire could be adversely affected, which could materially and adversely impact our results of operations, financial condition and business.

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

The residential mortgage loans that we may originate and/or acquire, and that underlie the RMBS we may acquire, are subject to risks particular to investments secured by mortgage loans on residential property.

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

Various U.S. federal, state and local laws have been enacted that are designed to discourage predatory lending practices. The federal Home Ownership and Equity Protection Act of 1994 (“HOEPA”), prohibits inclusion of certain provisions in residential mortgage loans that have mortgage rates or origination costs in excess of prescribed levels and requires that borrowers be given certain disclosures prior to origination. Some states have enacted, or may enact, similar laws or regulations, which in some cases impose restrictions and requirements greater than those in the HOEPA. In addition, under the anti-predatory lending laws of some states, the origination of certain residential mortgage loans, including loans that are not classified as “high cost” loans under applicable law, must satisfy a net tangible benefits test with respect to the related borrower. This test may be highly subjective and open to interpretation. As a result, a court may determine that a residential mortgage loan, for example, does not meet the test even if the related originator reasonably believed that the test was satisfied.

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

The value of our investment in First Republic Bank may fluctuate significantly, which could have an adverse effect on our results of operations and our ability to maintain our status as a REIT and maintain our exemption from regulation under the 1940 Act.

We currently own an indirect 1.2% common equity interest in First Republic Bank. First Republic Bank’s common stock is currently listed on the NYSE. As a result, the fair value of our investment may fluctuate quickly and significantly, regardless of the performance of First Republic Bank, due to a variety of market factors generally or applicable to financial institutions or otherwise. If the value of First Republic Bank’s common stock were to decrease significantly, we would be required to record an impairment charge or otherwise recognize a loss on our investment. In addition, if the value of First Republic Bank’s common stock increases significantly, it could materially and adversely affect our ability to maintain our qualification as a REIT and to remain exempt from regulation under the 1940 Act. Furthermore, if the value of First Republic Bank’s common stock were to increase significantly, we may not be able to sell such common stock because of the need to comply with the REIT gross income requirements. See “Business—Operating and Regulatory Structure.”

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

Some of our portfolio investments will be in the form of positions or securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. Depending on whether these securities and other investments are classified as available-for-sale or held-to-maturity, we will value certain of these investments quarterly at fair value, as determined in accordance with Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) Topic 820,

Fair Value Measurement and Disclosures (“FASB ASC 820”), which may include unobservable inputs. Because such valuations are subjective, the fair value of certain of our assets may fluctuate over short periods of time and our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.

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

Our success depends, in part, on our ability to analyze effectively potential investment opportunities in order to assess the level of risk-adjusted returns that we should expect from any particular investment. To estimate the value of a particular asset, our Manager and its affiliates may use historical assumptions that may or may not be appropriate in light of the downturn in the real estate market and general economy over the past several years. To the extent that our Manager uses historical assumptions that are inappropriate under current market conditions, we may overpay for an asset or acquire an asset that we otherwise might not acquire, which could have a material adverse effect on our results of operations and our ability to make distributions to our stockholders.

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

We are not required to observe specific diversification criteria, except as may be set forth in the investment guidelines adopted by our board of directors. Therefore, our investments may at times be concentrated in certain asset types that are subject to a higher risk of non-performance or foreclosure, or secured by a single property, related properties or properties concentrated in a limited number of geographic locations. To the extent that our portfolio is concentrated in any one region or type of asset, downturns relating generally to such region or type of asset may result in defaults on a number of our investments within a short time period, which may materially and adversely affect our results of operations, the value of our common stock and our ability to pay dividends to our stockholders. As of December 31, 2010, approximately $99.9 million of our investments in unconsolidated joint ventures, or 26% of our total assets, consisted of two investments that individually exceeded 10% of our total assets. The same two investments generated $13.0 million, or 48% of total income for the year ended December 31, 2010. Because our portfolio is currently concentrated in a limited number of investments, a loss in any one of these investments would have a greater impact on our results of operations and financial position than if our portfolio were more diversified.

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

Our investments in joint ventures that do not use the U.S. dollar as a functional currency subject us to currency rate exposure and the uncertainty of foreign laws and markets.

We have investments in joint ventures that are denominated in Euros, which exposes us to foreign currency risk. At December 31, 2010, our investments in such joint ventures totaled approximately €17.4 million, or $23.3 million. A change in foreign currency exchange rates may have an adverse impact on the valuation of our equity investments in foreign joint ventures. Although we generally use collars (consisting of caps and floors) to hedge the foreign currency exposure of our investments, we may not be able to do so successfully and may incur losses on these equity investments as a result of exchange rate fluctuations. In addition, equity investments in foreign countries also subject us to risks of multiple and conflicting tax laws and regulations and political and economic instability abroad, which could adversely affect our receipt of distributions from these investments.

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

Although our credit facility permits maximum aggregate borrowings of up to $75 million, our ability to borrow amounts under our credit facility is subject to borrowing base limitations, which restrict borrowings to either a percentage of the value, or a factor of the cash flow profile, of the collateral securing our obligations. As of January 31, 2011, our borrowing base was approximately $59.4 million with no outstanding borrowings. If we are unable to acquire additional assets or the value of our existing borrowing base assets either does not increase or decreases, we will not be permitted to borrow the full amount committed by the lenders under our credit facility, which could adversely affect our overall liquidity position and our ability to continue to grow our portfolio.

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

We may use additional leverage to execute our business strategy, which may adversely affect the return on our assets, reduce cash available for distribution to our stockholders and increase losses when economic conditions are unfavorable.

Subject to market conditions and availability, we may use additional leverage to finance our assets through borrowings from a number of sources, including repurchase agreements, resecuritizations, securitizations, warehouse facilities and bank credit facilities (including draws under our existing credit facility). Given current market conditions, we may also seek to take advantage of available borrowings, if any, provided by the FDIC in connection with the acquisition of assets from the FDIC or provided under government sponsored debt programs to acquire all types of commercial real estate loans and other real estate-related assets, to the extent such assets are eligible for funding under such programs. Although we are not required to maintain any particular assets-to-equity leverage ratio, the amount of leverage we may deploy for particular assets will depend on our available capital, our ability to access financing arrangements, our Manager’s estimate of the stability of cash flows generated from the asset in our portfolio and our Manager’s assessment of the risk-adjusted returns associated with those assets. The percentage of leverage will vary over time depending on our ability to enter into repurchase agreements, resecuritizations, securitizations, warehouse facilities and additional bank credit facilities (including term loans and revolving facilities), our ability to participate in and obtain funding under programs established by the U.S. government, available credit limits and financing rates, type and/or amount of collateral required to be pledged and our assessment of the appropriate amount of leverage for the particular assets we are funding. We may use leverage at times and in amounts deemed appropriate by our Manager without approval of our board of directors or our stockholders.

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

Our outstanding indebtedness and indebtedness to be incurred in the future could subject us to increased risk of loss, which could have a material adverse effect on our results of operations and our ability to make distributions to our stockholders.

As deemed appropriate by our Manager in its discretion, we may incur indebtedness, which, together with our existing indebtedness, could subject us to several risks, including, among others, that:

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

•	we may not be able to refinance debt that matures prior to the investment it was used to finance on favorable terms, or at all.

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

Continued weaknesses in the capital and credit markets could adversely affect one or more private lenders and could cause one or more lenders to be unwilling or unable to provide us with financing or to increase the costs of such financing. In addition, several banks and other institutions that historically have been reliable sources of financing have gone out of business in recent years, which has reduced the number of lending institutions and the availability of credit. Moreover, the return on our assets and cash available for distribution to our stockholders may be reduced to the extent that market conditions prevent us from leveraging our assets or cause the cost of our financing to increase relative to the income that can be derived from the assets acquired. If we are unable to obtain financing on favorable terms or at all, we may have to curtail our investment activities, which could limit our growth prospects, and we may be forced to dispose of assets at inopportune times in order to maintain our REIT qualification and 1940 Act exemption.

As market conditions improve, structured financing alternatives are becoming more available, in addition to borrowings under warehouse and repurchase agreements, although these financing markets are still not functioning at normalized levels. Consequently, depending on market conditions at the relevant time, we may have to rely more heavily on additional equity issuances, which may be dilutive to our stockholders, or on less efficient forms of debt financing that require a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities, cash distributions to our stockholders and other purposes. We cannot assure you that we will have access to such equity or debt capital on favorable terms at the desired times, or at all, which may cause us to curtail our investment activities and/or to dispose of assets at inopportune times, and could adversely affect our results of operations and growth prospects.

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

To the extent that we obtain additional debt financing, we expect that certain of our financing facilities may contain restrictive covenants relating to our operations, which could have a material adverse effect on our business, results of operations, ability to make distributions to our stockholders and the market value of our common stock.

If or when we obtain additional debt financing, lenders (especially in the case of bank credit facilities) may impose restrictions on us that would affect our ability to incur additional debt, make certain investments or acquisitions, reduce liquidity below certain levels, make distributions to our stockholders, redeem debt or equity securities and impact our flexibility to determine our operating policies and investment strategies. For example, the documents that govern our existing credit facility contain customary negative covenants and other financial and operating covenants that limit, among other things, our ability to incur additional indebtedness, make certain investments, merge with another company, and make distributions to our stockholders. If or when we seek to obtain additional debt financing, we could be required to agree to similar or more burdensome restrictions on our operations. Furthermore, if we fail to meet or satisfy any of these covenants, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their respective interests against existing collateral. We also may be subject to cross-default and acceleration rights and, with respect to collateralized debt, the posting of additional collateral and foreclosure rights upon default. Further, this could also make it difficult for us to satisfy the qualification requirements necessary to maintain our status as a REIT for U.S. federal income tax purposes. A default also could limit significantly our financing alternatives, which could cause us to curtail our investment activities and/or dispose of assets.

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

Our ability to transfer assets purchased in structured transactions with the FDIC is restricted, which could have a material adverse effect on us.

With respect to the loan portfolios acquired in structured transactions with the FDIC, we are restricted from conducting a sale or disposition to a single buyer of two or more assets; selling or otherwise transferring any assets to any affiliate; financing the sale of any asset; selling any asset in a transaction that provides for any recourse; or making distributions until the FDIC debt obligation has been satisfied. As a result of the foregoing restrictions, we may be unable to take actions that would otherwise be in our and our stockholders’ best interests, including, among other things, selling certain assets in order to maintain our REIT qualification and/or our exemption from registration under the 1940 Act, which could have a material adverse effect on us.

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

On June 30, 2010, we acquired a 1.3% minority equity interest in First Republic Bank, a commercial bank the primary assets of which are residential, multifamily and commercial real estate loans. In the future, we may acquire additional minority equity interests in similar commercial banks. Our ownership of equity in First Republic Bank or other commercial banks could cause us to become subject to oversight, regulation and examination by U.S. state and federal regulators, including the Board of Governors of the Federal Reserve System and the Office of Thrift Supervision. If we came under the oversight of such regulators, we could be required to meet certain regulatory capital adequacy guidelines and other regulatory requirements that could limit our ability to execute our business strategy and make distributions to our stockholders.

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

As of the date of filing of this Annual Report, we had 17,384,000 shares of our common stock issued and outstanding. Of those shares, 14,375,000 were sold in our IPO (including the underwriters’ exercise of their overallotment option) and are freely transferable.

Concurrently with the completion of our IPO, certain of our executive officers and certain officers of Colony Capital and its affiliates acquired 250,000 shares of our common stock in the private placement. Each of our executive officers and certain officers of Colony Capital and its affiliates may sell the shares of our common stock purchased in the private placement. Sales of substantial amounts of our common stock into the public market or the perception that such sales could occur may adversely affect the market price of our common stock. In addition, on December 20, 2010, we sold an aggregate of 2,750,000 shares of our common stock to certain institutional investors in a private placement. In connection with such private placement, we granted registration rights to such investors pursuant to which we are obligated to register for resale all of the shares of our common stock acquired by such investors in the private placement. If the investors in the private placement cause a large number of shares of our common stock to be sold in the public market, such sales may have an adverse effect on the market price of our common stock. The possibility of such shares being sold in the market in and of itself may also adversely impact the trading price of our common stock.

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

Under certain circumstances, the Investors in the 2010 Private Placement will be entitled to pre-emptive rights and purchase price adjustments, which would inhibit our ability to raise capital and cause dilution to our existing stockholders.

In connection with the 2010 Private Placement, we agreed to provide the Investors in the 2010 Private Placement with certain pre-emptive rights to participate in future offerings of our equity securities and purchase price adjustments under certain circumstances. We have agreed that, if, at any time prior to December 20, 2011, we determine to offer, sell, grant any option to purchase, or otherwise dispose of any shares of our common stock or any security, option, warrant, right or claim exercisable into, exchangeable for, or convertible into common stock for cash, but excluding, among other things, offerings under equity compensation plans, issuances in consideration of assets, issuances to affiliates and stock dividends (each such offer, sale, grant or disposition, a “Subsequent Placement”), we must, subject to certain exceptions, offer the Investors the opportunity to participate in such Subsequent Placement on the same terms available to other potential investors in the Subsequent Placement. Our obligation to offer the investors the opportunity to participate in any Subsequent Placement is limited to the amount that allows the Investors to at least maintain their percentage ownership interest in us as measured immediately prior to the Subsequent Placement, subject to certain limitations, including limitations on the numbers of shares that can be purchased by such Investors without requiring the approval of our stockholders under the rules and regulations of the NYSE. This pre-emptive right could inhibit our ability to effectively raise equity capital due to the requirement to provide advance notice of potential offerings to the investors and the requirement that they be permitted to participate in such offerings.

In addition, if at any time prior to December 20, 2011, we issue shares of our common stock in an offering for cash at a gross price less than $20.25 per share (as adjusted as set forth in the purchase agreement entered into in connection with the private placement) or common stock equivalents in any such offering where the exercise price plus the purchase price is less than $20.25 per share (as adjusted as set forth in the purchase agreement), we are obligated to issue (without any additional payment to us by the Investors in the 2010 Private Placement) an additional number of shares of our common stock (or pay an equivalent amount of cash as determined in accordance with the terms of the purchase agreement) to the Investors in an amount necessary to reduce the aggregate purchase price paid by the Investors under the purchase agreement to the purchase price paid by participants in any such offering. As a result, to the extent that we issue shares of our common stock or common stock equivalents for per share amounts less than $20.25 (as adjusted as set forth in the purchase agreement), we will be required to issue additional shares of common stock or to pay cash to the Investors in the 2010 Private Placement, which would be dilutive to our existing stockholders or which could adversely affect our financial condition and cash flows. Furthermore, the existence of this anti-dilution purchase price adjustment may cause us to seek alternative sources of capital that would not trigger payment of such purchase price adjustment, and such alternative sources may not be available on favorable terms, or at all.

In addition, pursuant to the terms of a registration rights agreement entered into in connection with the 2010 Private Placement, the Investors are entitled to a downward purchase price adjustment to the purchase price paid in the 2010 Private Placement if the shares of our common stock sold in the private placement have not been registered for resale within 270 days of the closing date. If applicable, the downward purchase price adjustment, when combined with other anti-dilution adjustments provided for under the purchase agreement entered into in connection with the 2010 Private Placement, would be equal to 5% of the purchase price paid under the purchase agreement. The purchase price adjustment would cause dilution to our existing stockholders to the extent of such purchase price adjustment.

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

Certain provisions of the Maryland General Corporation Law (“MGCL”) may have the effect of deterring a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-prevailing market price of our common stock. Our board of directors may elect to become subject to the “business combination” provisions of the MGCL that, subject to limitations, prohibit certain business combinations (including a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities) between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of our then outstanding voting capital stock or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of our then outstanding voting capital stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder. After the five-year prohibition, any business combination between us and an interested stockholder generally must be recommended by our board of directors and approved by the affirmative vote of at least (1) 80% of the votes entitled to be cast by holders of outstanding shares of our voting capital stock; and (2) two-thirds of the votes entitled to be cast by holders of voting capital stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder. These super-majority vote requirements do not apply if our common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. These provisions of the MGCL do not apply, however, to business combinations that are approved or exempted by a board of directors prior to the time that the interested stockholder becomes an interested stockholder.

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

In order for us to maintain our qualification as a REIT under the Internal Revenue Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) at any time during the last half of each taxable year following our first year. Our charter, with certain exceptions, authorizes our board of directors to take the actions that are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person may own more than 9.8%, by value or by number of shares, whichever is more restrictive, of the aggregate of the outstanding shares of our common stock or more than 9.8%, by value or by number of shares, whichever is more restrictive, of the aggregate of the outstanding shares of such series or class of our preferred stock. Our board may, in its sole discretion, grant, and has in certain circumstances granted, an exemption to the stock ownership limits, subject to such conditions and the receipt by our board of certain representations and undertakings. Our charter also prohibits any person from (a) beneficially or constructively owning, as determined by applying certain attribution rules of the Internal Revenue Code, our stock that would result in us being “closely held” under Section 856(h) of the Internal Revenue Code or that would otherwise cause us to fail to qualify as a REIT or to have significant non-qualifying income from “related” parties or (b) transferring stock if such transfer would result in our stock being owned by fewer than 100 persons. The ownership limits imposed under the Internal Revenue Code are based upon direct or indirect ownership by “individuals,” but only during the last half of a tax year. The ownership limits contained in our charter key off of the ownership at any time by any “person,” which term includes entities. These ownership limitations in our charter are common in REIT charters and are intended to provide added assurance of compliance with the tax law requirements, and to minimize administrative burdens. However, the ownership limit on our common stock might also delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

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

We have been organized and have operated and intend to continue to operate in a manner that will enable us to qualify as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2009. We do not intend to request a ruling from the Internal Revenue Service (the “IRS”), as to our REIT qualification Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis.

Our ability to satisfy the gross income and asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis (which, based on the types of assets we own, can fluctuate rapidly, significantly and unpredictably). Moreover, the proper classification of an instrument as debt or equity for U.S. federal income tax purposes may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements as described below. In addition, we will be required to make estimates of or otherwise determine the value of real property that is collateral for our mortgage loan assets. In some cases, the real property will be under construction or the subject of significant improvements, making such collateral even more difficult to value. There can be no assurance that the IRS would not challenge our valuations or valuation estimates of this collateral. Accordingly, there can be no assurance that the IRS will not contend that our interests in subsidiaries or in securities of other issuers will not cause a violation of the REIT requirements.

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

The maximum U.S. Federal income tax rate applicable to income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates has been reduced by legislation to 15% (extended through 2012). Dividends payable by REITs, however, generally are not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

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

From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may be required to accrue income from mortgage loans, mortgage-backed securities (“MBS”), and other types of debt securities or interests in debt securities before we receive any payments of interest or principal on such assets. We may also acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under the applicable U.S. Treasury regulations, the modified debt may be considered to have been reissued to us at a gain in a debt-for-debt exchange with the borrower, with gain recognized by us to the extent that the principal amount of the modified debt exceeds our cost of purchasing it prior to modification.

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

Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes, such as mortgage recording taxes. In addition, we could, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Internal Revenue Code to maintain our qualification as a REIT. We are subject to U.S. federal and state income tax (and any applicable non-U.S. taxes) on the net income earned by our taxable REIT subsidiaries. Due to the nature of the assets in which we invest, we expect our taxable REIT subsidiaries will have a material amount of assets and net taxable income. Our TRS may have tax liability with respect to “phantom income” if it is treated as a “dealer” for U.S. federal income tax purposes which would require the TRS to mark to market its assets at the end of each taxable year. Any of these taxes would decrease cash available for distribution to our stockholders.

Complying with REIT requirements may force us to forgo and/or liquidate otherwise attractive investment opportunities.

To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of MBS. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total securities can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio, or contribute to a TRS, otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income, increasing our income tax liability, and reducing amounts available for distribution to our stockholders. In addition, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution, and may be unable to pursue investments (or, in some cases, forego the sale of such investments) that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make, and, in certain cases, maintain ownership of certain attractive investments.

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

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to dispose of or securitize loans in a manner that was treated as a sale of the loans for U.S. federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans at the REIT level, and may limit the structures we utilize for our securitization transactions, even though the sales or structures might otherwise be beneficial to us. We sell loans or other assets from time to time and those sales could be treated as prohibited transactions. We cannot make any assurance that we will not be subject to the prohibited transactions tax on some income we earn.

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

ITEM 3.	Legal Proceedings.

As of December 31, 2010, we were not involved in any legal proceedings.

ITEM 4.	(Removed and Reserved)

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On September 23, 2009, the SEC declared effective our IPO registration statement (File No. 333-160323), and our common stock started trading on the NYSE under the symbol “CLNY” on September 24, 2009. The following table illustrates the high, low and closing prices as reported on the NYSE and dividends declared by quarter during 2010 and 2009.

Quarter Ended	High	Low	Close	Cash Dividends Declared Per Share of Common Stock
September 30, 2009(1)	$19.66	$19.25	$19.55	$—
December 31, 2009	20.99	18.44	20.37	0.07
March 31, 2010	21.00	18.76	20.00	0.16
June 30, 2010	20.35	16.76	16.90	0.21
September 30, 2010	18.85	16.50	18.48	0.25
December 31, 2010	20.46	18.15	20.02	0.35	(2)

(1)	Reflects the period between September 24, 2009, the date our common stock started trading on the NYSE, and September 30, 2009.
(2)	Reflects our quarterly dividend of $0.30 per common share and a special dividend of $0.05 per common share.

The last reported sale price of our common stock on the NYSE on March 3, 2011 was $21.17. As of March 3, 2011, there were 35 holders of record of our common stock.

Holders of our common stock and certain unvested restricted stock are entitled to receive distributions if and when the Board of Directors authorizes and declares distributions. The Board of Directors has not established any minimum distribution level. In order to maintain its qualifications as a REIT, we intend to pay dividends to our stockholders that, on an annual basis, will represent at least 90% of our taxable income (which may not necessarily equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gains.

Performance Graph

The following graph compares the cumulative total return on our common stock from September 24, 2009 to the NYSE closing price per share on December 31, 2010 with the cumulative total returns on the Standard & Poor’s 500 Composite Stock Price Index (the “S&P 500 Index”) and the FTSE National Association of Real Estate Investment Trusts Mortgage REIT Index (the “FTSE NAREIT MREIT Index”). The graph assumes the investment of $100 in our common stock and each of the indices on September 24, 2009 and the reinvestment of all dividends. The return shown on the graph is not necessarily indicative of future performance.

Recent Sales of Unregistered Securities

As reported in our Current Report on Form 8-K filed with the SEC on December 21, 2010, on December 20, 2010, we sold an aggregate of 2,750,000 shares of our common stock to certain institutional investors in the 2010 Private Placement at a price per share of $20.25, resulting in total proceeds of $55.7 million.

ITEM 6.	Selected Financial Data.

The following selected financial data are derived from our audited financial statements for the year ended December 31, 2010 and the period from June 23, 2009 (date of inception) through December 31, 2009 and should be read in conjunction with the more detailed information contained in the financial statements and accompanying notes included in Item 15 of this Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We commenced operations only upon completion of our IPO on September 29, 2009 and, therefore, the selected financial data presented below are not comparable or indicative of future financial condition or results of operations.

(In thousands, except share and per share data)	Year Ended December 31, 2010	Period from June 23, 2009 (Date of Inception) to December 31, 2009
Statement of Operations Data:
Income from unconsolidated joint ventures	$24,227	$663
Interest income	3,158	428
Other income	40	—

Total income	27,425	1,091

Base management fees	3,542	196
Interest expense	555	—
Other expenses	5,785	1,293

Total expenses	9,882	1,489

Realized gain on sale of loan	603	—
Foreign exchange loss, net	(149)	—

Income before income taxes	17,997	(398)
Income tax provision	(243)	—

Net income (loss)	17,754	(398)
Net income attributable to noncontrolling interest	23	2

Net income (loss) attributable to common stockholders	$17,731	$(400)

Share Data:
Net income (loss) per common share attributable to the Company–basic	$1.20	$(0.06)
Net income (loss) per common share attributable to the Company–diluted	$1.18	$(0.06)
Dividends per share	$0.97	$0.07
Weighted average number of common shares outstanding–basic	14,716,200	6,963,000
Weighted average number of common shares outstanding–diluted(1)	15,003,700	6,963,000

Balance Sheet Data—At Period End:
Investments in unconsolidated joint ventures	$248,750	$129,087
Loans receivable, net	69,929	—
Total assets	390,457	287,529
Line of credit borrowings	20,000	—
Deferred underwriting discounts and commissions payable	11,500	11,500
Total liabilities	57,178	14,112
Total stockholders’ equity	333,039	273,377
Total equity	333,279	273,417

Other Data:
Core Earnings (Loss)(2)	$17,798	$(385)
Adjusted net income attributable to common stockholders before investment transaction costs(3)	18,665	480
Cash flows provided by (used in):
Operating activities	9,857	(385)
Investing activities	(178,660)	(129,329)
Financing activities	77,716	287,044

(1)	For the period from June 23, 2009 (date of inception) to December 31, 2009, excluded from the calculation of diluted loss per share is 137,000 weighted average dilutive common share equivalents outstanding related to common stock issuable for reimbursement of Manager’s payment of underwriting discounts and commissions as the effect of their inclusion would be antidilutive due to the reported net loss for the period.

(2)	Core Earnings is a non-GAAP financial measure more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Supplemental Financial Measure: Core Earnings.” We believe that Core Earnings is a useful supplemental measure of our operating performance. The exclusion from Core Earnings of certain items allows investors and analysts to readily identify the operating results of the assets that form the core of our activity and assists in comparing those operating results between periods. Core Earnings is also the basis upon which the incentive fee to our Manager is calculated and is a key factor in determining the performance hurdle for the reimbursement of our Manager’s partial payment of the initial underwriting discounts and commissions (see “Business—Our Manager and the Management Agreement—Reimbursement of Manager’s Partial Payment of IPO Underwriting Discounts and Commissions”). Also, as some of our competitors use a similar supplemental measure, it facilitates comparisons of operating performance to other mortgage REITs. However, other mortgage REITs may use different methodologies to calculate Core Earnings, and accordingly, our Core Earnings may not be comparable to all other mortgage REITs. Core Earnings does not represent cash flow from operations as defined by GAAP, should not be considered as an alternative to net income as defined by GAAP and is not indicative of cash available to fund all cash flow needs. For a description of Core Earnings and a reconciliation of our GAAP net income (loss) available for common stockholders to Core Earnings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Supplemental Financial Measure: Core Earnings.”

(3)	Adjusted net income attributable to common stockholders before investment transaction costs is a non-GAAP financial measure that adjusts net income (loss) as computed in accordance with GAAP by excluding investment transaction costs incurred by our unconsolidated joint ventures in connection with the initial acquisition of assets. We believe that this adjusted income metric is useful to investors because it presents a better understanding of the recurring performance of the assets owned by our unconsolidated joint ventures.

A reconciliation of net income attributable to common stockholders to adjusted net income attributable to common stockholders before investment transaction costs for the year ended December 31, 2010 and the period from June 23, 2009 (date of inception) to December 31, 2009 is presented below:

	Year Ended December 31, 2010	Period from June 23, 2009 (Date of Inception) to December 31, 2009
Net income (loss) attributable to common stockholders	$17,731	$(400)
Investment transaction costs	934	880

Adjusted net income attributable to common stockholders before investment transaction costs	$18,665	$480

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We completed the IPO of our common stock on September 29, 2009, pursuant to which we sold an aggregate of 14,375,000 shares of our common stock (including 1,875,000 shares sold pursuant to the exercise of the underwriters’ overallotment option on October 23, 2009) at an offering price of $20.00 per share. We received net proceeds from our IPO (including the underwriters’ exercise of their overallotment option) of approximately $284.6 million before deferred underwriting discounts and commissions and other offering costs. Concurrently with our IPO, we completed a private placement of 250,000 shares of our common stock to certain of our executive officers and certain officers of Colony Capital, at a price per share of $20.00. The total proceeds of the private placement were $5.0 million (no underwriting costs were incurred in connection with the private placement). In connection with our IPO and the underwriters’ exercise of the overallotment option, our Manager paid $5.75 million on our behalf for underwriting discounts and commissions and the underwriters deferred $5.75 million of underwriting discounts and commissions. We are obligated to reimburse our Manager in the form of 287,500 shares of our common stock and pay the underwriters $5.75 million in cash if we achieve the incentive fee performance hurdle set forth in our management agreement. On December 20, 2010, we sold 2,750,000 shares of our common stock at a price per share of $20.25, to certain institutional investors in a private placement, resulting in net proceeds of $55.5 million after offering costs.

We elected to be taxed as a REIT for U.S. federal income tax purposes, commencing with our initial taxable year ended December 31, 2009. We also intend to operate our business in a manner that will permit us to maintain our exemption from registration under the 1940 Act.

Our Investments

The following table sets forth certain information as of the acquisition or commitment date regarding the investments consummated and committed to as of March 4, 2011:

(Dollars in thousands) Our Investments	Invested(1)	Committed(1)	Total	Our Economic Ownership(2)	Total Colony Managed Investments (3)	Unpaid Principal Balance	Date of Initial Investment	Description
U.S. Life Insurance Loan Portfolio	$49,700	$—	$49,700	37.9%	$131,300	$174,700	Dec-09	25 fixed-rate first mortgages secured by commercial real estate
WLH Secured Loan	48,000	—	48,000	24.0%	199,800	206,000	Oct-09	Senior secured term loan secured by first mortgages on residential land and security interests in cash and other assets
Extended Stay Loan	37,400	—	37,400	66.7%	56,100	56,300	Oct-10	Performing mezzanine loan to Extended Stay Hotels, which includes 664 hotel portfolio
DB FDIC Portfolio	33,000	1,700	34,700	33.3%	103,900	1,020,000	Jan-10	Approximately 1,200 performing and non-performing loans secured mostly by commercial real estate
First Republic Bank	24,000	—	24,000	5.9%	406,000	NA	Jun-10	Equity stake in financial institution with approximately $20 billion of assets
Class A Manhattan Office Loan Participation	15,000	—	15,000	33.3%	44,900	66,000	Mar-10	First mortgage pari-passu participation interest secured by Class A midtown Manhattan office building
Spanish REOC/Colonial Loan(4)	12,500	600	13,100	5.1%	256,000	658,700	Nov-09	Syndicated senior secured loan to a Spanish commercial real estate company
Hotel Portfolio Loan	10,700	—	10,700	33.3%	32,000	39,000	Apr-10	Senior mezzanine loan indirectly secured by a portfolio of 103 limited service hotels
Barclays FDIC Portfolio	10,000	300	10,300	4.5%	229,900	1,849,200	Jul-10	Approximately 1,660 performing and non-performing loans consisting of substantially all first mortgage recourse commercial real estate loans
West Village Loan	9,900	—	9,900	33.3%	29,800	30,400	Mar-10	Recourse loan secured by first liens on two West Village Manhattan townhomes and a photography catalogue
U.S. Commercial Bank Loan Portfolio	6,700	—	6,700	33.3%	20,100	33,000	Dec-09	10 performing and one delinquent, fixed rate first mortgages secured by commercial real estate
2100 Grand B-Note(4)	6,600	—	6,600	99.0%	6,600	6,800	Dec-10	First mortgage B-note participation interest secured by an office building in El Segundo, CA
German Loan Portfolio	5,300	—	5,300	33.3%	16,000	91,000	Dec-09	94 primarily first mortgage non-performing commercial real estate loans
German Loan Portfolio III	5,300	—	5,300	10.6%	49,900	135,500	Jul-10	18 non-performing commercial real estate loans
Cushman ADC FDIC Portfolio	5,000	—	5,000	8.5%	59,200	817,100	Jan-11	Approximately 1,500 performing and non-performing loans secured mostly by commercial real estate
CMBS-Related Bond(4)	4,300	—	4,300	32.7%	13,100	31,200	May-10	Senior bond secured by seasoned CMBS bonds, U.S. Treasuries and a B-note
German Loan Portfolio II	3,500	—	3,500	33.3%	10,500	53,300	May-10	211 non-performing commercial real estate loans

(Dollars in thousands) Our Investments	Invested(1)	Committed(1)	Total	Our Economic Ownership(2)	Total Colony Managed Investments (3)	Unpaid Principal Balance	Date of Initial Investment	Description
WLH Land Acquisition	3,400	—	3,400	24.0%	14,000	NA	Dec-09	Approximately 1,100 residential lots in a sale/easement
Milestone FDIC Western Portfolio	3,400	—	3,400	17.3%	19,800	137,000	Dec-10	Approximately 200 performing and non-performing loans consisting of substantially all first mortgage recourse commercial real estate loans
Midwest Multifamily/Retail Loan	3,300	—	3,300	33.3%	9,800	9,800	May-10	First mortgage interest in a mixed-use development
Westlake Village Loan	2,500	—	2,500	33.3%	7,600	11,300	Oct-09	First mortgage commercial loan
Milestone FDIC Northern Portfolio	2,000	400	2,400	15.3%	4,200	203,800	Dec-10	Approximately 560 performing and non-performing loans consisting of substantially all first mortgage recourse commercial real estate loans
AAA CMBS Financed with TALF(4)	2,000	—	2,000	32.7%	6,100	40,000	Oct-09	AAA CMBS security financed with five-year TALF

Total Committed & Invested	$303,500	$3,000	$306,500

(1)	Invested and committed amounts include our share of transaction costs and working capital and are net of origination fees.
(2)	Represents our share of the acquisition entities formed by us with investment funds managed by affiliates of our Manager except for the Colonial Loan, the CMBS-Related Bond and AAA CMBS Financed with TALF; refer to note 4.
(3)	Represents total funds invested and committed by all funds and other investment vehicles managed by Colony Capital.
(4)	The acquisition entities for the Colonial Loan, 2100 Grand B-Note, the CMBS-Related Bond and AAA CMBS Financed with TALF include a 33.3%, 1.0%, 2.0% and 2.0% co-investment, respectively, from third parties. The amounts stated in Our Economic Ownership, Total Colony Funds Investment and Unpaid Principal Balance include these third parties’ co-investments. Our economic interests in the Colonial Loan, 2100 Grand B-Note, the CMBS-Related Bond and the AAA CMBS Financed with TALF, excluding such third party co-investments, are 7.7%, 100%, 33.3% and 33.3%, respectively.

We estimate the fair value of our investments on a quarterly basis, using inputs such as discounted cash flow projections, market comparables, dealer quotes and other quantitative and qualitative factors. We did not elect the fair value option for our investments, whether they are held directly by us or through joint ventures, except when required by GAAP. We disclose the estimated fair value of these financial instruments in the notes to our financial statements. As of December 31, 2010, the estimated aggregate fair value and carrying value of our investments was $360.5 million and $318.7 million, respectively.

The following summaries provide information on our investments as of each of their respective acquisition or origination date:

•

U.S. Life Insurance Loan Portfolio.    On December 18, 2009, we, together with investment funds managed by affiliates of our Manager, acquired a portfolio of first mortgage commercial real estate loans with an aggregate unpaid principal balance of approximately $174.7 million from a U.S. life insurance company. The purchase price for the portfolio was approximately $130.4 million, excluding transaction costs. Our pro rata share of the purchase price was approximately $49.4 million (exclusive of our pro rata share of transaction costs), which represents a 37.9% ownership interest. At acquisition, the portfolio contained 25 performing non-recourse mortgage loans with a weighted-average remaining term of 88 months, weighted-average seasoning of 32 months and unleveraged current cash yield on the portfolio of approximately 10.0% based upon the purchase price, which was at approximately 75% of the aggregate unpaid principal balance of the loans. The underlying properties collateralizing the portfolio’s loans are located across 13 states and consist of retail, office and industrial properties and one hotel.

•

WLH Secured Loan.    On October 20, 2009, we, together with investment funds managed by affiliates of our Manager, originated (and currently hold) a five-year $206.0 million senior secured term loan facility to William Lyon Homes, Inc. (“WLH”), of which $123.7 million was initially funded. We committed to invest up to $50 million for a 24.0% economic interest in the loan, and our share of the initial funding was approximately $29.7 million. The remaining commitment was funded in December 2009, resulting in a total investment by us to date of approximately $49.5 million, before origination fees. The loan is secured by first mortgage interests on residential development projects throughout California, Arizona and Nevada, as well as certain other assets of WLH, including cash. Additionally, the loan is guaranteed by WLH and subsidiaries of WLH. The loan bears interest at a rate of 14.0% per annum, and WLH paid an upfront origination fee to the lending joint venture equal to 3.0% of the maximum principal amount of $206.0 million.

•

Extended Stay Loan.    On October 8, 2010, we funded a $37.5 million junior mezzanine loan, alongside additional fundings from another investment fund managed by an affiliate of our Manager, in connection with the recapitalization of Extended Stay Hotels Inc. (“Extended Stay”), a hotel chain owning approximately 664 hotels and 73,000 rooms across the United States and in Canada under the brands Extended Stay Deluxe®, Extended Stay America®, Homestead Studio Suites®, Crossland® Economy Studios, and Studio Plus Deluxe Studios®. The $37.5 million junior mezzanine loan was part of a new $2.7 billion financing package provided to Extended Stay, which consisted of $700 million of senior and junior mezzanine debt and $2.0 billion of mortgage debt. The junior mezzanine loan will mature in November 2015 and bears interest at the rate of 12.0% per annum, which is expected to generate a 12.2% yield-to-maturity. The loan may be prepaid beginning in November 2012 subject to certain prepayment fees. Our junior mezzanine loan basis of approximately $37,000 per key represents less than 40% of the acquisition price per key when the company was previously sold in 2007 and approximately 69% of the new ownership consortium’s $3.9 billion purchase price for the company. The loan collateral includes equity interests in Extended Stay’s real estate portfolio mentioned above, as well as the Extended Stay brands and other intangible assets.

•

DB FDIC Portfolio.    On January 7, 2010, we, together with investment funds managed by affiliates of our Manager, consummated a structured transaction with the FDIC. Deutsche Bank (“DB”), served as advisor to the FDIC in connection with this transaction. As a result, we and such investment funds acquired a 40% managing-member interest in a newly formed limited liability company (“DB FDIC Venture”) created to hold the acquired loans, with the FDIC retaining the remaining 60% equity interest. This portfolio of loans, which we refer to as the DB FDIC portfolio, included approximately 1,200 loans (of which approximately 29% were performing and approximately 71% were non-performing by initial allocated purchase price and which collectively had a weighted-average seasoning of 39 months at acquisition) with an aggregate unpaid principal balance of approximately $1.02 billion, substantially all of which are first mortgage, recourse commercial real estate loans. The

DB FDIC portfolio was effectively acquired at approximately 44% of the unpaid principal balance of the loans. The weighted-average interest rate on the performing loans in the DB FDIC portfolio was 5.9% and the weighted-average remaining term for the performing loans was 57 months. Financing for the transaction included 50% leverage ($233 million of zero-coupon notes) provided by the FDIC with a term of up to seven years that must be paid in full prior to any distributions to the equity holders. DB FDIC Venture also pays the managing member a 50-basis point asset management fee calculated on the aggregate unpaid principal balance of the outstanding portfolio (which will be used to pay costs associated with primary and special servicing). Our pro rata share of the managing-member interest is 33.3%, or approximately $30.2 million, exclusive of our pro rata share of the required working capital and transaction costs. In addition, we and the investment funds managed by affiliates of our Manager committed to contribute up to an additional $5.0 million to the extent it is required, in order to support a guaranty issued by our subsidiary. Our share of this additional commitment is up to $1.7 million.

•

First Republic Bank.    On June 30, 2010, we acquired, through our investment in ColFin FRB Investor, LLC (“FRB Investor”), our $24 million participation in the previously announced acquisition of First Republic Bank from Merrill Lynch Bank & Trust Company, a subsidiary of Bank of America Corporation. Our Manager, alongside General Atlantic LLC, co-led a group of investors in supporting First Republic Bank’s founding management team in the $1.86 billion transaction, which was first announced on October 21, 2009.

•

On December 14, 2010, First Republic Bank closed the initial public offering of 12,650,000 shares of its common stock (including 1,650,000 shares sold in connection with the exercise of the underwriters’ overallotment option). As part of First Republic Bank’s initial public offering, FRB Investor sold approximately 7% of its shares of common stock in First Republic Bank, which resulted in aggregate cash proceeds to us (before expenses) of approximately $2.75 million. The initial public offering price of First Republic Bank’s shares was determined through negotiations among First Republic Bank, the selling shareholders (including FRB Investor) and representatives of the underwriters. After giving effect to the disposition of shares as part of First Republic Bank’s initial public offering, we own an approximate 1.2% indirect interest in First Republic Bank.

•

Class A Manhattan Office Loan Participation.    On March 5, 2010, we, together with investment funds managed by affiliates of our Manager, acquired a $66.0 million pari-passu participation interest in a performing first mortgage on a Class A office building in midtown Manhattan with an aggregate unpaid principal balance of $1.2 billion from a real estate investment firm. The loan is currently in special servicing, although there has been no specific event, failure or default under the loan. The purchase price for the pari-passu first mortgage interest was approximately $44.9 million, excluding transaction costs. Our pro rata share of the purchase price was approximately $15.0 million (exclusive of our pro rata share of transaction costs), which represents a 33.3% ownership interest. At acquisition, the unleveraged current cash yield on the loan, net of the special servicing fee, was approximately 9.0% based upon the purchase price, which was approximately 68% of the unpaid principal balance of the pari-passu first mortgage interest.

•

Spanish REOC/Colonial Loan.    On November 10, 2009, we, together with investment funds managed by affiliates of our Manager (collectively, “Colonial Investor”), and together with a third party investor, entered into an agreement with a global financial institution to acquire its €903 million share of a €4.3 billion syndicated loan to Inmobiliaria Colonial, S.A. (“Colonial”), a leading Spanish real estate company listed on the Madrid Stock Exchange. Colonial owns prime rental office buildings in Spain and France, and a portfolio of high quality, undeveloped land, including residential and commercial projects, in Spain. The loan was acquired for approximately €329 million, representing a discount of approximately 63% to the principal balance of the loan. Our pro rata share of the purchase price was approximately $12.6 million (exclusive of transaction costs and inclusive of future commitments), which represents a 5.1% ownership interest in Colonial Investor. In February 2010, the joint venture owned by Colonial Investor completed a restructuring of the loan, resulting in a revised first mortgage of €354 million earning Euro Interbank Offered Rate (“Euribor”) plus 1.75% secured by office properties, 3.3 billion shares of Colonial and a €144 million loan (including €50 million warrants) earning Euribor plus 4% paid-in-kind interest secured by development properties.

•

Hotel Portfolio Loan.    On April 30, 2010, we, together with an investment fund managed by an affiliate of our Manager, acquired a performing senior mezzanine loan in a $327 million multi-tier financing secured by equity interests in a special purpose vehicle that indirectly owns a portfolio of 103 limited service hotels (6,623 keys) with an unpaid principal balance of $39.0 million, a maturity date of August 2011 and a floating interest rate of 2.75% over the 30-day London Interbank Offered Rate (“LIBOR”). The purchase price for the loan was approximately $32 million, excluding transaction costs. Our pro rata share of the purchase price was approximately $10.7 million (exclusive of our pro rata share of transaction costs), which represents a 33.3% ownership interest. At maturity, some mezzanine tranches may not be refinanceable, which could necessitate a restructuring. We expect to capture full value of the purchase price discount either at maturity or subsequent to the maturity date through a restructured interest in the loan and/or collateral.

•

Barclays FDIC Portfolio.    On July 2, 2010, we, together with investment funds managed by affiliates of our Manager, consummated our second structured transaction with the FDIC. Barclays Capital served as advisor to the FDIC in connection with this transaction. As a result, we and such investment funds acquired a 40% managing member equity interest in a newly formed limited liability company (the “Barclays FDIC Venture”) created to hold the acquired loans, with the FDIC retaining the remaining 60% equity interest. This portfolio of loans, which we refer to as the Barclays FDIC Portfolio, included 1,660 loans (of which approximately 66% were performing and approximately 34% were non-performing by initial allocated purchase price) with an aggregate unpaid principal balance of approximately $1.85 billion, consisting of substantially all first mortgage recourse commercial real estate loans. The Barclays FDIC Portfolio was effectively acquired at approximately 59% of the unpaid principal balance of the loans, with an aggregate cash contribution of approximately $218.2 million (excluding working capital and transaction costs) for the 40% equity interest. The weighted-average interest rate on the performing loans was 6.4% and the weighted-average remaining term for the performing loans was 78 months. The FDIC offered zero-coupon 1:1 leverage financing with a term of up to seven years and has agreed to guarantee Purchase Money Notes issued by the Barclays FDIC Venture in the original principal amount of $563 million, inclusive of a capitalized guarantee fee. Barclays FDIC Venture pays the managing member a 50-basis point asset management fee calculated on the aggregate unpaid principal balance of the outstanding portfolio (which will be used to pay costs associated with primary and special servicing). Our pro rata share of the managing member interest is 4.5%, or approximately $9.8 million, exclusive of our pro rata share of the required working capital and transaction costs. In addition, we and the investment funds managed by affiliates of our Manager committed to contribute up to an additional $7.5 million to the extent it is required, in order to support a guaranty issued by our subsidiary. Our share of this additional commitment, based upon our ownership interest in the managing member of the Barclays FDIC Venture, is approximately $0.3 million.

•

West Village Loan.    On March 8, 2010, we, together with investment funds managed by affiliates of our Manager, originated a five-year $30.4 million recourse loan to a world-renowned celebrity photographer. We invested approximately $10.1 million, before origination fees, for a 33.3% economic interest in the loan. The loan is secured by first liens on two West Village Manhattan townhomes and a photography catalog. The loan bears an interest rate of 14% per annum, of which 4% may be paid-in-kind in the first 12 months at the borrower’s option, and included an upfront origination fee of 2.0% of the loan amount. The lender is also entitled to certain participation in the borrower’s photography business based on the amount of free cash flow generated.

•

U.S. Commercial Bank Loan Portfolio.    On December 21, 2009, we, together with investment funds managed by affiliates of our Manager, acquired a portfolio of first mortgage commercial real estate loans with an aggregate unpaid principal balance of approximately $33.0 million from a U.S. commercial bank. The purchase price for the portfolio was approximately $19.8 million, excluding transaction costs. Our pro rata share of the purchase price was approximately $6.6 million (exclusive of our pro rata share of transaction costs), which represents a 33.3% ownership interest. At acquisition, the portfolio contained 11 recourse and non-recourse loans (10 of which were performing and one of which was delinquent) with a weighted-average remaining term of 96 months, weighted-average seasoning of 24 months and unleveraged current cash yield of approximately 11.0% based upon the purchase price, which was approximately 61% of the aggregate unpaid principal balance of the loans. The underlying properties collateralizing the portfolio’s loans are located in Florida and consist of retail and office properties.

•

2100 Grand B-Note.    On December 10, 2010, we, together with a 1% joint venture partner, originated a $20.8 million first mortgage secured by a triple net lease office building in El Segundo, California. The first mortgage has a five-year term, carries an 8% interest rate, and is to be repaid according to a 25-year amortization schedule. The loan may be prepaid beginning in November 2012 subject to certain prepayment fees. Our ownership interest in the joint venture is 99%. On December 23, 2010, the joint venture transferred the loan to a third party and retained a $6.8 million B-participation interest in the mortgage at an effective yield of 14%.

•

German Loan Portfolio.    On December 1, 2009, we, together with investment funds managed by affiliates of our Manager, acquired a portfolio of 94 primarily first mortgage non-performing commercial real estate loans with an aggregate unpaid principal balance of approximately €60.7 million from a network of German cooperative banks. The effective purchase price for the portfolio was approximately €9.8 million, excluding transaction costs, or approximately 16% of the unpaid principal balance of the loans. Our pro rata share of the purchase price was approximately $4.9 million (exclusive of our pro rata share of transaction costs), which represents a 33.3% ownership interest in the portfolio.

•

German Loan Portfolio III.    On July 15, 2010, we, together with investment funds managed by affiliates of our Manager, acquired a portfolio of 18 primarily first mortgage non-performing commercial real estate loans with an aggregate unpaid principal balance of approximately €107 million. The effective purchase price for the portfolio was approximately €38.6 million, excluding transaction costs, or approximately 36% of the unpaid principal balance of the loans. Our pro rata share of the purchase price was approximately $5.3 million (exclusive of our pro rata share of transaction costs), which represents an 11% ownership interest in the portfolio.

•

Cushman ADC FDIC Portfolio.    On January 26, 2011, we, together with investment funds managed by affiliates of our Manager, consummated our fifth structured transaction with the FDIC. Cushman & Wakefield and Unicorp Services served as advisors to the FDIC in connection with this transaction. As a result, we and such investment funds acquired a 50% managing member equity interest in a newly formed limited liability company (the “ADC FDIC Venture”) created to hold the acquired loans, with the FDIC retaining the other 50% equity interest. This portfolio of loans, which we refer to as the Cushman ADC FDIC Portfolio, included 1,505 loans (of which approximately 47% were performing and approximately 53% were non-performing by initial allocated purchase price) with an aggregate unpaid principal balance of approximately $817 million, consisting of substantially all first mortgage recourse acquisition, development and construction (“ADC”) real estate loans. The Cushman ADC FDIC Portfolio was effectively acquired at approximately 24% of the unpaid principal balance of the loans, with an aggregate cash contribution of approximately $48.2 million (excluding working capital and transaction costs) for the 50% equity interest. The weighted-average interest rate on the performing loans was 5.6% and the weighted-average remaining term for the performing loans was 83 months. The FDIC offered zero-coupon 1:1 leverage financing with a term of up to seven years in the original principal amount of $100.3 million, inclusive of a capitalized guarantee fee. The newly formed ADC FDIC Venture also pays an asset management company, which is owned 8.5% by the Company and 91.5% by a subsidiary of Colony Capital, a 75-basis point asset management fee calculated on the aggregate unpaid principal balance of the outstanding portfolio (which will be used to pay costs associated with primary and special servicing). Our pro rata share of the managing member interest is 8.5%, or approximately $4.1 million, exclusive of our pro rata share of the required working capital and transaction costs. In addition, we and the investment funds managed by affiliates of our Manager funded an additional $5 million cash to satisfy the additional security requirement set forth in the FDIC transaction documents. Our share of this additional security funding, based upon our ownership interest in the managing member of the ADC FDIC Venture, was approximately $0.4 million.

•

CMBS-Related Bond.    On May 7, 2010, we, together with investment funds managed by affiliates of our Manager, acquired a $31.2 million senior bond in a CMBS-resecuritization for approximately $13.1 million. The senior bond has a coupon of 5.6% and is secured by a pool consisting primarily of seasoned CMBS bonds issued prior to 2005, U.S. Treasury bonds, and one commercial real estate B-note. Our pro rata share of the purchase price was approximately $4.3 million, which represents a 32.7% ownership interest. The unleveraged cash yield on the senior bond is approximately 13.3% based upon the purchase price, which was at approximately 42% of the unpaid principal balance.

•

German Loan Portfolio II.    On May 20, 2010, we, together with investment funds managed by affiliates of our Manager, acquired a portfolio of 211 primarily first mortgage German non-performing commercial real estate loans with an aggregate unpaid principal balance of approximately €43.1 million. The effective purchase price for the portfolio was approximately €8.2 million, excluding transaction costs, or approximately 19% of the unpaid principal balance of the loans. Our pro rata share of the purchase price was approximately $3.5 million (exclusive of our pro rata share of transaction costs), which represents a 33.3% ownership interest in the portfolio.

•

WLH Land Acquisition.    On December 23, 2009, we, together with investment funds managed by affiliates of our Manager, acquired seven residential development projects composed of approximately 1,100 lots from WLH. The purchase price for the lots was approximately $13.6 million, excluding transaction costs. Our pro rata share of the purchase price was approximately $3.3 million (exclusive of our pro rata share of transaction costs), which represents a 24% economic interest in the joint venture that acquired the lots. The joint venture entered into an easement agreement with WLH on three projects for a fee equivalent to an unleveraged cash yield of 9.8% based upon the purchase price of the total lots.

•

Milestone FDIC Western Portfolio.    On December 15, 2010, we, together with investment funds managed by affiliates of our Manager, consummated our third structured transaction with the FDIC. Milestone Advisors, LLC served as advisor to the FDIC in connection with this transaction. As a result, we and such investment funds acquired a 40% managing member equity interest in a newly formed limited liability company (the “Milestone West Venture”) created to hold the acquired loans, with the FDIC retaining the remaining 60% equity interest. This portfolio of loans, which we refer to as the Milestone West FDIC Portfolio, included 198 loans (of which approximately 56% were performing and approximately 44% were non-performing by initial allocated purchase price) with an aggregate unpaid principal balance of approximately $137 million, consisting of substantially all first mortgage recourse commercial real estate loans. The Milestone West FDIC Portfolio was effectively acquired at approximately 60% of the unpaid principal balance of the loans, with an aggregate cash contribution of approximately $16.5 million (excluding working capital and transaction costs) for the 40% equity interest. The weighted-average interest rate on the performing loans was 6.7% and the weighted-average remaining term for the performing loans was 74 months. The FDIC offered zero-coupon 1:1 leverage financing with a term of up to seven years for a combined principal amount of $42.6 million, inclusive of a capitalized guarantee fee. Milestone West Venture also pays the Company a 50-basis point asset management fee calculated on the aggregate unpaid principal balance of the outstanding portfolio (which will be used to pay costs associated with primary and special servicing). Our pro rata share of the managing member interest is 17.3%, or approximately $2.9 million, exclusive of our pro rata share of the required working capital and transaction costs. In addition, we and the investment funds managed by affiliates of our Manager funded an additional $2.5 million cash to satisfy the additional security requirement set forth in the FDIC transaction documents. Our share of this additional security funding, based upon our ownership interest in the managing member of the Milestone West Venture, was approximately $0.4 million.

•

Midwest Multifamily/Retail Loan.    On May 17, 2010, we, together with an investment fund managed by an affiliate of our Manager, originated a two-year $9.8 million first mortgage to finance the discounted payoff of eight related non-performing commercial real estate loans at 39% of the aggregate unpaid principal balance of the loans. The loan is secured by a first mortgage interest in a mixed-use development (59% multifamily and 41% retail) in the Midwest. We funded $3.3 million for a 33.3% economic interest in the loan. The loan bears an interest rate of 14% per annum, of which 6.0% may be paid-in-kind. In addition, we and the co-investing investment fund committed to fund an additional $4.1 million within 180 days to finance a related discounted payoff on an adjoining property at 43% of the unpaid principal balance. The borrower did not request the additional funds within the specified period and we have no further obligation to fund.

•

Westlake Village Loan.    On October 8, 2009, we, together with investment funds managed by affiliates of our Manager, acquired a performing first mortgage on an office building in Westlake Village, California with an aggregate unpaid principal balance of approximately $11.3 million and a maturity date of July 2017 from a U.S. commercial bank. The purchase price for the loan was approximately $7.7 million, excluding transaction costs. Our pro rata share of the purchase price was approximately $2.6 million (exclusive of our pro rata share of transaction costs), which represents a 33.3% ownership interest. The unleveraged current cash yield on the loan is approximately 8.4% based upon the purchase price, which was approximately 68% of the unpaid principal balance of the loan.

•

Milestone FDIC Northern Portfolio.    On December 15, 2010, we, together with investment funds managed by affiliates of our Manager, consummated our fourth structured transaction with the FDIC. Milestone Advisors, LLC served as advisor to the FDIC in connection with this transaction. As a result, we and such investment funds acquired a 40% managing member equity interest in a newly formed limited liability company (the “Milestone North Venture”) created to hold the acquired loans, with the FDIC retaining the remaining 60% equity interest. This portfolio of loans, which we refer to as the Milestone North FDIC Portfolio, included 557 loans (of which approximately 67% were performing and approximately 33% were non-performing by initial allocated purchase price) with an aggregate unpaid principal balance of approximately $203.8 million, consisting of substantially all first mortgage recourse commercial real estate loans. The Milestone North FDIC Portfolio was effectively acquired at approximately 27% of the unpaid principal balance of the loans, with an aggregate cash contribution of approximately $11.0 million (excluding working capital and transaction costs) for the 40% equity interest. The weighted-average interest rate on the performing loans was 6.4% and the weighted-average remaining term for the performing loans was 60 months. The FDIC offered zero-coupon 1:1 leverage financing with a term of up to seven years for a combined principal amount of $28.5 million, inclusive of a capitalized guarantee fee. Milestone North Venture also pays the Company a 50-basis point asset management fee calculated on the aggregate unpaid principal balance of the outstanding portfolio (which will be used to pay costs associated with primary and special servicing). Our pro rata share of the managing member interest is 15.3%, or approximately $1.7 million, exclusive of our pro rata share of the required working capital and transaction costs. In addition, we and the investment funds managed by affiliates of our Manager committed to contribute up to an additional $2.5 million to the extent it is required, in order to support a guaranty issued by a joint venture partner. Our share of this additional commitment, based upon our ownership interest in the managing member of the Milestone North Venture, is approximately $0.4 million.

•

AAA CMBS Financed with TALF.    On October 15, 2009, we, together with investment funds managed by affiliates of our Manager, acquired $40.0 million of a AAA-rated CMBS security for approximately $37.9 million and obtained approximately $31.9 million of financing from the TALF for a five-year term, which resulted in a total equity investment of approximately $6.0 million and leveraged current cash yield at acquisition of approximately 15.7% based on equity invested. Our pro rata share of the equity investment was approximately $2.0 million, which represents a 32.7% ownership interest.

•

Hilton Mezzanine Debt.    On July 9, 2010, we acquired a participation interest in a performing mezzanine loan in the restructured debt of Hilton Worldwide for $3.3 million. The last dollar of debt in our mezzanine tranche equated to 10.7x net debt to trailing twelve month EBITDA (Earnings Before Interest, Taxes, Depreciation, & Amortization) and debt service coverage was 2.3x. The initial unleveraged cash yield on the floating rate loan was approximately 6%. On December 14, 2010, we sold our participation interest in the loan to an unrelated third party and realized a gain of approximately $0.6 million.

Our Investments in Unconsolidated Joint Ventures

Some of the investments described above are held through our ownership interests in unconsolidated joint ventures that hold the investments. Other investments are held directly by us, namely, Hotel Portfolio Loan, Extended Stay Loan, 2100 Grand B-Note, and, prior to its sale, the Hilton Mezzanine Debt. All of our investments in unconsolidated joint ventures are accounted for using the equity method of accounting as described in “—Critical Accounting Policies and Estimates—Investments in Unconsolidated Joint Ventures.” Our ownership interest in each joint venture and investments held by each joint venture as of December 31, 2010 are summarized below.

Joint Venture	Investments Held by Joint Venture	Our Ownership Percentage in Joint Venture(1)
ColFin NW Funding, LLC (“NW Investor”)	U.S. Life Insurance Loan Portfolio	37.88%
ColFin WLH Funding, LLC (“WLH Investor”)	WLH Secured Loan	24.03%
ColFin DB Guarantor, LLC (“DB Investor”)	DB FDIC Portfolio	33.33%
ColFin FRB Investor, LLC (“FRB Investor”)	First Republic Bank	5.91%
ColFin 666 Funding, LLC (“666 Investor”)	Class A Manhattan Office Loan Participation	33.33%
Colony Funds Sants S.à r.l. (“Colonial Investor”)	Spanish REOC/Colonial Loan	5.12%
ColFin Axle Funding, LLC (“Axle Investor”)	Barclays FDIC Portfolio	4.50%
ColFin ALS Funding, LLC (“ALS Investor”)	West Village Loan	33.33%
ColFin J-11 Funding, LLC (“J-11 Investor”)	U.S. Commercial Bank Loan Portfolio	33.33%
C-VIII CDCF CFI MBS Investor, LLC (“MBS Investor”)	CMBS-Related Bond, AAA CMBS Financed with TALF	33.33%
ColLaguna (Lux) S.à r.l. (“Laguna Investor”)	German Loan Portfolio	33.33%
ColFord S.à r.l. (“Ford Investor”)	German Loan Portfolio III	10.60%
ColCrystal S.à r.l. (“Crystal Investor”)	German Loan Portfolio II	33.33%
ColFin WLH Land Acquisitions, LLC (“WLH Land Investor”)	WLH Land Acquisition	24.03%
ColFin Milestone West Funding, LLC (“Milestone West Investor”)	Milestone FDIC Western Portfolio	17.30%
Matrix Advisors BC, LLC (“BC Investor”)	Midwest Multifamily/Retail Loan	33.33%
Matrix CDCF-CFI Advisors VI, LLC (“Matrix Investor”)	Westlake Village Loan	33.33%
ColFin Milestone North Funding, LLC (“Milestone North Investor”)	Milestone FDIC Northern Portfolio	15.30%

(1)	Our ownership interest in each joint venture and our economic interest in the corresponding investment(s) may differ due to noncontrolling interests owned by third-party investors, which interests are consolidated for GAAP reporting purposes.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Certain accounting policies are considered to be critical accounting policies. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, and for which the impact of changes in estimates and assumptions could have a material effect on our financial statements. The following discussion addresses the accounting policies that we believe are critical based on the nature of our operations. We believe that all of the decisions and assessments upon which our financial statements are based were reasonable at the time made, based upon information available to us at that time. This discussion is intended to supplement the description of our significant accounting policies in Note 3 to our consolidated financial statements included in this Annual Report.

Investments in Unconsolidated Joint Ventures

Since we commenced operations on September 29, 2009, most of our investment activities have been structured as joint ventures with one or more of the Co-Investment Funds under an investment allocation agreement (see “Business—Co-Investment Funds”) . The joint ventures are generally capitalized through equity contributions from the members, although in certain cases they have leveraged their investments through TALF financing or other lending arrangements. In some cases these joint ventures are considered to be variable interest entities (“VIEs”). Generally, a VIE is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the power, through voting rights or similar rights, to direct the activities of the entity that most significantly impact its financial performance, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor (including its related parties) that has disproportionately few voting rights. GAAP requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE. The primary beneficiary generally is the entity that has both the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact its economic performance; and (ii) the obligation to absorb expected losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE.

In certain circumstances, we hold 50% of the voting rights to elect the board of directors of the joint venture, but own varying economic interests, which currently range from 4.5% to 37.9%. In other cases, our voting rights are proportional to our economic interests, however the joint ventures are subject to management or other contracts that create VIEs. We have analyzed each of the joint ventures and determined that either: (1) they are not VIEs and we do not have a controlling financial interest; or (2) they are VIEs but we are not the primary beneficiary. In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including, but not limited to: the amount and characteristics of our investment; the obligation or likelihood that we or other investors will be required to provide financial support; our and the other investors’ ability to control or significantly influence key decisions for the VIE; and the similarity and significance of the VIE’s business activities to our and the other investors’ business activities. Significant judgments related to these determinations include estimates about the current and future fair values and performance of assets held by the VIEs and general market conditions. Our exposure with respect to the joint ventures is limited to amounts invested or committed to the joint ventures at inception, and neither we nor the other investors are required to provide financial or other support in excess of our capital commitments.

When we are not required to consolidate the joint ventures, we account for our investments in joint ventures using the equity method. We initially record investments in unconsolidated joint ventures at cost and adjust for our proportionate share of net earnings or losses, cash contributions made and distributions received, and other adjustments, as appropriate. Distributions of operating profit from joint ventures are reported as part of operating cash flows on our statement of cash flows. Distributions related to a capital transaction, such as a refinancing transaction or sale, are reported as investing activities on our statement of cash flows. The joint ventures’ critical accounting policies are similar to ours and their financial statements are prepared in accordance with GAAP.

We perform a quarterly evaluation of our investments in unconsolidated joint ventures to determine whether the fair value of our interest in each joint venture is less than the carrying value, and, if such loss in value is other-than-temporary, we write down our investment to fair value.

Loans Receivable and Interest Income Recognition

Our purchased and originated loans receivable are classified as held-for-investment based upon our intent and ability to hold them for the foreseeable future. Purchased loans are recorded at amortized cost, or the outstanding unpaid principal balance, net of unamortized purchase discount. Costs incurred in connection with purchased loans are expensed as incurred. All of the purchased loans currently in our portfolio, whether held directly or indirectly though our investments in unconsolidated joint ventures, were acquired at an amount that is less than the outstanding unpaid principal balance. Originated loans are recorded at amortized cost, or the outstanding unpaid principal balance, net of unamortized origination fees charged to the borrower and direct origination costs incurred. Interest income is recognized based on the contractual rate and the outstanding principal balance of the loans. Purchase discount or net origination fees and origination costs are recognized as additional interest income over the remaining loan term as a yield adjustment using the interest method. The objective of the interest method is to arrive at periodic interest income that yields a level rate of return over the loan term.

We also purchase loans at a discount to face value where, at the acquisition date, we expect to collect less than the contractual amounts due under the terms of the loan based, at least in part, on our assessment of the credit quality of the borrower. Loans acquired with evidence of deteriorated credit quality are recorded at our initial investment in the loan and subsequently accreted to our estimate of cash flows at acquisition expected to be collected. Acquired portfolios of credit-distressed loans may be aggregated into loan pools based upon common risk characteristics, including loan performance, collateral type, and/or geographic location of the collateral. Once a loan pool is identified, we use a composite interest rate and estimate of cash flows expected to be collected to recognize accretion. Costs and fees directly associated with acquiring loans with evidence of deteriorated credit quality are expensed as incurred.

Non-performing loans or loan pools acquired with evidence of deteriorated credit quality are placed upon nonaccrual status until we can reasonably estimate the amount and timing of cash flows expected to be collected. We place performing loans or loan pools on nonaccrual status when any portion of principal or interest is more than 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. When a loan or loan pool is placed on nonaccrual status, we reverse the accrual for unpaid interest and do not recognize interest income until the cash is received and the loan returns to accrual status. Generally, a performing loan or loan pool may be returned to accrual status when all delinquent principal and interest are brought current in accordance with the terms of the loan agreement and certain performance criteria have been met by the borrower. Non-performing loans or loan pools are placed on accrual status (i.e. interest income is recognized) when we have sufficient information to make a reasonable estimate of cash flows expected to be collected, generally within twelve months of acquisition.

Cash flows expected to be collected from loans or loan pools acquired with evidence of deteriorated credit quality are evaluated on a quarterly basis. Factors that we consider in estimating cash flows for each loan or loan pool include the expected resolution strategy for each loan or loan pool (i.e. full payoff, discounted payoff, secondary loan sale, foreclosure, etc.), the estimated value of the underlying real estate collateral, timing of expected cash flows, and any guarantees or other collateral provided by the borrower. Significant judgment is required in estimating cash flows expected to be collected from loans or loan pools acquired with evidence of deteriorated credit quality, and it is reasonably possible that actual results could differ significantly from our estimates.

We evaluate loans and loan pools for impairment on a quarterly basis, and recognize impairment when it is probable that we will not be able to collect all amounts according to the contractual terms of the loan agreement or, for loans or loan pools acquired at a discount to face value, when it is deemed probable that we will not be able to collect all amounts estimated to be collected at the time of acquisition. We measure impairment based on the present value of expected future cash flows discounted at the loan or loan pool’s effective interest rate or the fair value of the collateral, if the loan is collateral dependent. Upon measurement of impairment, we record an allowance to reduce the carrying value of the loan or loan pool and record a corresponding charge to net income.

Significant judgment is required in determining impairment, including making assumptions regarding the value of the loan or loan pool, the value of the underlying collateral and other provisions such as guarantees. For the year ended December 31, 2010 and the period from June 23, 2009 (date of inception) through December 31, 2009, we did not record any impairment losses on loans or loan pools held directly or indirectly through our investments in unconsolidated joint ventures.

Income Taxes

We elected to be taxed as a REIT, commencing with our initial taxable year ended December 31, 2009. A REIT is generally not subject to corporate level federal and state income tax on net income it distributes to its stockholders. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement to distribute at least 90% of our taxable income to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we and our subsidiaries may be subject to certain federal, state, local and foreign taxes on our income and property and to federal income and excise taxes on our undistributed taxable income.

We have elected or may elect to treat certain of our subsidiaries as TRSs. In general, a TRS of a REIT may perform non-customary services for tenants of the REIT, hold assets that the REIT cannot hold directly and, subject to certain exceptions related to hotels and healthcare properties, may engage in any real estate or non-real estate related business. A TRS is treated as a regular corporation and is subject to federal, state, local, and foreign taxes on its income and property.

Recent Accounting Updates

Recent accounting updates are included in Note 3 to our consolidated financial statements included in this Annual Report.

Results of Operations

We commenced operations upon completion of our IPO on September 29, 2009 and therefore, the results of operations for the year ended December 31, 2010 and the period from June 23, 2009 (date of inception) to December 31, 2009 are not comparable. The discussion below is a description, rather than a comparison, of the results of our operations for those periods and are not indicative of future financial condition or results of operations.

Equity in Income of Unconsolidated Joint Ventures

Net income (loss) from each unconsolidated joint venture reflects our proportionate share of the investment’s net income or loss during the period of our ownership. The joint ventures listed under “—Our Investments in Unconsolidated Joint Ventures” were formed throughout 2009 and 2010 and therefore, net income (loss) from those investments may reflect less than a full year’s results of operations. Net income (loss) from our unconsolidated joint ventures for the year ended December 31, 2010 and the period from June 23, 2009 (date of inception) to December 31, 2009 included $866,000 and $880,000, respectively, of investment transaction costs expensed in connection with the initial acquisition of the investments. For a discussion regarding investments held through our unconsolidated joint ventures, see “—Our Investments.” Net income (loss) from our unconsolidated joint ventures before and after these transaction costs is summarized below:

	Year Ended December 31, 2010			Period from June 23, 2009 (Date of Inception) to December 31, 2009
(In thousands)	Net Income (Loss) from Unconsolidated Joint Ventures Before Transaction Costs	Transaction Costs	Net Income (Loss) from Unconsolidated Joint Ventures	Net Income from Unconsolidated Joint Ventures Before Transaction Costs	Transaction Costs	Net Income (Loss) from Unconsolidated Joint Ventures
NW Investor	$5,445	$—	$5,445	$221	$142	$79
WLH Investor	7,582	—	7,582	997	—	997
DB Investor	2,329	555	1,774	—	—	—
FRB Investor(1)	2,588	—	2,588	—	—	—
666 Investor	1,633	13	1,620	—	—	—
Colonial Investor	782	—	782	56	543	(487)
Axle Investor	547	35	512	—	—	—
ALS Investor	1,130	—	1,130	—	—	—
J-11 Investor	836	—	836	21	61	(40)
MBS Investor	1,104	—	1,104	91	—	91
Laguna Investor	15	—	15	92	114	(22)
Ford Investor	146	52	94	—	—	—
Crystal Investor	(115)	74	(189)	—	—	—
WLH Land Investor	331	—	331	7	—	7
Milestone West Investor	10	61	(51)	—	—	—
BC Investor	431	28	403	—	—	—
Matrix Investor	297	—	297	58	20	38
Milestone North Investor	2	48	(46)	—	—	—

	$25,093	$866	$24,227	$1,543	$880	$663

(1)	Net income from FRB Investor for the year ended December 31, 2010 includes our 5.91% interest in the joint venture’s $15.6 million net gain on sale of 1,948,477 shares of First Republic Bank’s common stock, representing 7.2% of shares previously owned by FRB Investor, in connection with First Republic Bank’s initial public offering on December 14, 2010.

NW Investor and WLH Investor generated $13.0 million, or 48%, of our total income for the year ended December 31, 2010. For the period from June 23, 2009 (date of inception) to December 31, 2009, WLH Investor generated 91% of our total income.

Interest Income

For the year ended December 31, 2010 and the period from June 23, 2009 (date of inception) to December 31, 2009, we earned $328,000 and $428,000, respectively, of interest from our cash and cash equivalents on deposit at various financial institutions.

During 2010, we purchased or originated four mezzanine and mortgage loans as described in “—Our Investments.” Interest income from loans held for investment is summarized below:

(In thousands)	Year Ended December 31, 2010
Hotel Portfolio Senior Mezzanine Loan	$1,431
Extended Stay Junior Mezzanine Loan	1,099
Hilton Mezzanine Debt	198
2100 Grand Mortgage	102

$2,830

Included in interest income from loans receivable is $1.3 million of amortization of purchase discount and net origination fees as a yield adjustment over the loan term. Yield adjustment accretes to the carrying amount of each loan up to its net estimated realizable amount at the end of the loan term.

In December 2010, we sold the Hilton mezzanine debt for $4.0 million and realized a net gain of $0.6 million.

Expenses

Base Management Fees—For the year ended December 31, 2010 and the period from June 23, 2009 (date of inception) to December 31, 2009, we incurred base management fees of $3.5 million and $0.2 million, respectively, pursuant to the management agreement with our Manager. The increase in base management fees resulted from the investment of our net IPO proceeds, which were fully deployed as of October 8, 2010 in our target assets. For a discussion regarding the calculation of the base management fee, see “Business—Our Manager and the Management Agreement—Base Management Fee and Incentive Fee.”

Investment Expenses—Investment expenses of $442,000 and $175,000 for the year ended December 31, 2010 and the period from June 23, 2009 (date of inception) to December 31, 2009, respectively, included $275,000 and $174,000, respectively, of costs associated with unsuccessful transactions. The remaining investment expenses include investment transaction costs expensed in connection with the initial acquisition of the investments and costs payable to Colony Capital and others for direct costs incurred in the managing and servicing of our investments.

Interest Expense—Interest expense for the year ended December 31, 2010 includes $538,000 of contractual interest, unused commitment fees and loan fee amortization incurred on our new credit facility and $17,000 of interest on a secured financing of our 2100 Grand loan receivable through assignment of the note and an A-participation interest to a third-party.

Administrative Expenses—Administrative expenses for the year ended December 31, 2010 and the period from June 23, 2009 (date of inception) to December 31, 2009 are summarized below:

(In thousands)	Year Ended December 31, 2010	Period from June 23, 2009 (Date of Inception) to December 31, 2009
Reimbursements to Colony Capital:
Compensation pursuant to secondment agreement	$1,438	$237
Allocated overhead and direct administrative expenses	218	65

Total reimbursements to Colony Capital	1,656	302

Professional fees	1,972	304
Insurance	972	363
Board-related costs	229	55
Other	514	94

	$5,343	$1,118

The majority of administrative expenses for the period from June 23, 2009 (date of inception) to December 31, 2009 was incurred after our IPO in September 2009. The overall increases in administrative expenses generally reflect the effects of a full year’s operations in 2010 as compared to only a partial year of operations in 2009. Compensation expense is higher in 2010 compared to the annualized 2009 expense due to a cash bonus of $1.0 million paid by Colony Capital and allocable to us pursuant to the secondment agreement. The amount allocated to us for the post-IPO period in 2009 was $132,000.

Professional fees include legal, accounting, tax, and internal audit services. Professional fees are higher in 2010 compared to the annualized 2009 expense due to fees incurred for third-party internal audit services in 2010 to evaluate and report on our internal control over financial reporting to meet the Section 404 requirements of the Sarbanes-Oxley Act of 2002.

A reduction of coverage in our insurance programs in May 2010 resulted in lower insurance costs for the remainder of the year.

Income Tax Provision

Our TRSs, which directly or indirectly hold certain of our investments in unconsolidated joint ventures, are subject to corporate level federal, state, foreign and local income taxes. Our income tax provision for the year ended December 31, 2010 amounted to $243,000.

Information About Our Investment Portfolio

The following tables summarize certain characteristics of the loans receivable held either directly by us or by our unconsolidated joint ventures and our proportionate share as of December 31, 2010 and 2009:

	December 31, 2010
(Amounts in thousands)	Total Portfolio		Company’s Proportionate Share
Collateral Type	Unpaid Principal Balance	Amortized Cost	Unpaid Principal Balance	Amortized Cost	Percentage of Amortized Cost	Weighted Average Coupon	Current Interest Yield on Cost	Weighted Average Maturity in Years
Performing loans
Retail	$445,641	$307,055	$56,098	$40,723	13.7%	6.2%	8.8%	7.3
Office	361,774	266,999	75,244	59,939	20.2%	6.7%	8.5%	5.7
Industrial	196,619	147,846	20,743	15,300	5.2%	6.1%	8.3%	6.1
Hospitality	94,605	76,408	53,332	50,927	17.2%	9.5%	10.2%	4.3
Multifamily	170,583	142,308	6,693	4,946	1.7%	8.3%	10.0%	8.1
Other commercial	303,973	214,759	14,729	8,585	2.9%	5.8%	9.2%	5.3
Residential	266,828	246,298	61,231	59,397	20.0%	13.8%	14.4%	3.9
Land	80,285	42,766	4,617	2,441	0.8%	5.7%	10.4%	1.6

Total performing	1,920,308	1,444,439	292,687	242,258	81.7%	8.5%	10.4%	5.4

Non-performing loans
Retail	359,901	149,051	27,245	9,888	3.3%
Office	167,651	67,788	13,658	5,038	1.7%
Industrial	131,980	59,292	9,562	3,677	1.2%
Hospitality	115,199	56,108	12,522	5,717	1.9%
Multifamily	165,923	82,728	23,139	7,869	2.7%
Other commercial	209,720	65,618	15,751	4,862	1.6%
Residential	156,763	48,670	15,958	5,019	1.7%
Land	610,923	150,082	49,620	12,041	4.2%

Total non-performing	1,918,060	679,337	167,455	54,111	18.3%

Total loans	$3,838,368	$2,123,776	$460,142	$296,369	100.0%

Loans held by/Investments in unconsolidated joint ventures		$2,053,847		$248,750
Loans owned directly by the Company		69,929		69,929
Adjustment for other assets, liabilities and noncontrolling interests				(22,310)

		$2,123,776		$296,369

	December 31, 2009
(Amounts in thousands)	Total Portfolio		Company’s Proportionate Share
Collateral Type	Unpaid Principal Balance	Amortized Cost	Unpaid Principal Balance	Amortized Cost	Percentage of Amortized Cost	Weighted Average Coupon	Current Interest Yield on Cost	Weighted Average Maturity in Years
Performing loans
Residential	$206,000	$200,145	$49,502	$48,095	43.2%	14.0%	14.4%	4.8
Retail	92,176	68,146	34,430	25,532	22.9%	6.1%	8.3%	9.3
Office	65,893	49,066	24,219	18,075	16.2%	6.1%	8.2%	7.1
Industrial	37,716	28,215	14,287	10,687	9.6%	6.2%	8.3%	7.3
Hospitality	5,876	2,585	2,226	979	0.9%	6.4%	14.5%	8.0
Mixed use	14,803	9,706	4,934	3,236	2.9%	6.2%	9.5%	8.1

Total performing	422,464	357,863	129,598	106,604	95.7%	9.1%	11.1%	6.9

Non-performing loans
Residential	8,780	1,533	2,927	511	0.5%
Retail	7,939	1,063	2,646	354	0.3%
Industrial	9,923	2,279	3,308	760	0.7%
Hospitality	3,771	946	1,257	315	0.3%
Multifamily	39,003	4,075	13,001	1,358	1.2%
Land	15,106	3,264	5,035	1,088	1.0%
Other	5,765	884	1,922	295	0.3%

Total non-performing	90,287	14,044	30,096	4,681	4.3%

Total loans	$512,751	$371,907	$159,694	$111,285	100.0%

Loans held by/Investments in unconsolidated joint ventures		$371,907		$129,087
Adjustment for other assets and liabilities				(17,802)

		$371,907		$111,285

The following tables summarize the geographical dispersion of the real estate properties collateralizing the loans receivable held either by our unconsolidated joint ventures or directly by us and our proportionate share as of December 31, 2010 and 2009:

	December 31, 2010
(Amounts in thousands)	Unpaid Principal Balance			Amortized Cost
	Total	Company’s Proportionate Share		Total	Company’s Proportionate Share
Region		$	%		$	%
Northeast	$162,692	$52,787	11.5%	$123,605	$41,919	14.1%
Mideast	64,304	20,759	4.5%	43,937	16,807	5.7%
Southeast	667,299	93,152	20.2%	316,377	48,485	16.4%
East North Central	378,638	43,010	9.4%	167,080	26,883	9.1%
West North Central	57,823	10,403	2.3%	36,534	7,302	2.5%
Southwest	28,905	9,749	2.1%	17,890	7,887	2.7%
Mountain	1,527,101	84,745	18.4%	803,355	51,048	17.2%
Pacific	729,574	100,362	21.8%	546,201	84,530	28.4%
Europe	222,032	45,175	9.8%	68,797	11,508	3.9%

Total	$3,838,368	$460,142	100.0%	$2,123,776	$296,369	100.0%

	December 31, 2009
(Amounts in thousands)	Unpaid Principal Balance			Amortized Cost
	Total	Company’s Proportionate Share		Total	Company’s Proportionate Share
Region		$	%		$	%
Northeast	$36,598	$13,863	8.7%	$26,342	$9,978	9.0%
Mideast	21,384	8,100	5.1%	16,691	6,322	5.7%
Southeast	46,126	15,974	10.0%	29,084	10,116	9.1%
East North Central	39,288	14,882	9.3%	29,373	11,126	10.0%
West North Central	15,397	5,832	3.7%	11,890	4,504	4.0%
Southwest	9,336	3,537	2.2%	7,549	2,859	2.6%
Mountain	78,826	22,646	14.2%	70,600	19,736	17.7%
Pacific	177,959	45,581	28.5%	166,741	42,098	37.8%
Europe	87,837	29,279	18.3%	13,637	4,546	4.1%

Total	$512,751	$159,694	100.0%	$371,907	$111,285	100.0%

As of December 31, 2010, the Company’s and the joint ventures’ performing loan portfolio comprises fixed rate loans bearing interest rates ranging from 1.0% to 21% with an aggregate unpaid principal balance of $1,383.2 million and variable rate loans bearing interest rates ranging from 1.25% to 10.0% with an aggregate unpaid principal balance of $537.1 million. Maturity dates of performing loans range from 2010 to 2038. Scheduled maturities based on unpaid principal balance of performing loans as of December 31, 2010 are as follows:

(In thousands)	December 31, 2010
Less than one year	$60,322
Greater than one year and less than five years	1,062,327
Greater than or equal to five years	797,659

Total	$1,920,308

Liquidity and Capital Resources

Our primary uses of cash are to fund acquisitions of our target assets and related ongoing commitments, to fund our operations, including overhead costs and the management fee to our Manager, to fund distributions to our stockholders and, to the extent we utilize leverage to acquire our target assets, to repay principal and interest on our borrowings. We expect to meet our capital requirements using cash on hand, our credit facility, cash flow generated from our operations, and principal and interest payments received from our investments. However, because of distribution requirements imposed on us to qualify as a REIT, which generally require that we distribute to our stockholders 90% of our taxable income, our ability to finance our growth must largely be funded by external sources of capital. As a result, we will have to rely on third-party sources of capital, including public and private offerings of securities and debt financings, which may or may not be available on favorable terms, or at all.

2010 Private Placement

On December 20, 2010, we raised $55.5 million, after offering costs, in the 2010 Private Placement. See “Business—Recent Developments—2010 Private Placement.”

Credit Facility

Our other main source of liquidity is our credit facility. On September 16, 2010, the Company and certain of our subsidiaries entered into the Credit Agreement pursuant to which the lenders thereunder agreed to provide a credit facility in the initial aggregate principal amount of up to $75 million, as further described below. The Credit Agreement also provides the Company the option to increase the aggregate principal amount of commitments to $150 million under certain conditions set forth in the Credit Agreement, including each lender under the Credit Agreement or a substitute lender agreeing to provide commitments for such increased amount. We use the credit facility to finance the acquisition of mortgage loans and other real-estate related debt investments, and as a general source of liquidity for our operations. At December 31, 2010, we had outstanding borrowings of $20 million under the Credit Agreement, which was paid off in January 2011.

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

The amount available for draw under the Credit Agreement is limited by a borrowing base, which is calculated based upon the value of eligible assets and the annual cash flow generated by these assets. To be included in the borrowing base an asset must meet certain criteria set forth in the Credit Agreement, including being free of all liens and pledges and, when taken with all other borrowing base assets, the average time to maturity must be at least 3.5 years. At March 4, 2011, the borrowing base was $59.4 million, with no outstanding borrowings.

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

The Credit Agreement and the Guaranty contain various affirmative and negative covenants, including the following financial covenants applicable to the Company and our consolidated subsidiaries: (a) minimum consolidated tangible net worth greater than or equal to the sum of (i) 75% of our GAAP equity as of the closing date and (ii) 80% of the net proceeds of future equity issuances by the Company, (b) Earnings before income tax, depreciation and amortization (“EBITDA”) to fixed charges as of the end of each fiscal quarter not less than 2.75 to 1.0, (c) minimum liquidity not less than the lesser of $15 million (including undrawn amounts available under the Credit Agreement) and 5% of total GAAP consolidated assets, and (d) the ratio of consolidated GAAP debt to consolidated GAAP assets must not exceed 40%. At December 31, 2010, we were in compliance with all of these financial covenants.

The Credit Agreement restricts our ability to incur indebtedness to borrowings under the Credit Agreement and non-recourse debt not to exceed 20% of our total assets, which must not be secured by any of the borrowing base assets. We do not anticipate these restrictions to have a material effect on our financial condition or operations.

The Credit Agreement also includes customary events of default, in certain cases subject to reasonable and customary periods to cure, including but not limited to: failure to make payments when due; breach of covenants; breach of representations and warranties; insolvency proceedings; certain judgments and attachments; change of control; and failure to maintain status as a REIT. The occurrence of an event of default may result in the termination of the credit facility, accelerate our repayment obligations, in certain cases limit our ability to make distributions, and allow the lenders to exercise all rights and remedies available to them with respect to the collateral.

Other Sources of Liquidity

The structured transactions with the FDIC were consummated in part with leverage provided by the FDIC, and one of our co-investments with investment funds managed by affiliates of our Manager utilized funds made available under the TALF. We also secured investment-level financing on our 2100 Grand loan by assignment of an A-note participation and may attempt to secure other investment-level financing, if available, including term loans, securitizations, warehouse facilities, repurchase agreements and the issuance of debt and equity securities. We also expect to continue to invest in a number of our assets through co-investments with other investment vehicles managed by affiliates of our Manager and/or other third parties, which may allow us to pool capital to access larger transactions and diversify investment exposure. For more information about the conflicts of interest that may arise in connection with these co-investments, see “Business—Conflicts of Interest and Related Policies.”

On December 23, 2010, the Company assigned a $20.75 million first mortgage it originated to a third party in exchange for $14 million in proceeds, and a $6.75 million subordinated B-note participation. The Company accounted for the assignment as a financing transaction, as the Company retained effective control over the original first mortgage loan and, accordingly, it did not meet the criteria of a loan sale under GAAP. The A-note holder receives interest at 4.85% per annum, which is recognized as interest expense in the Company’s consolidated statement of operations. Principal payments due under the original mortgage loan (see Note 5) are allocated to the A-note holder and B-note holder in proportion to their participation interests.

Cash and Cash Flows

At March 4, 2011, we had cash and cash equivalents of approximately $37.8 million and our borrowing base for our credit facility was $59.4 million, with no outstanding borrowings. Our current available cash and borrowing capacity provide sufficient liquidity to satisfy all of our existing obligations.

The following table summarizes our cash flow activity for the year ended December 31, 2010 and the period from June 23, 2009 (date of inception) to December 31, 2009:

(In thousands)	Year Ended December 31, 2010	Period from June 23, 2009 (date of inception) to December 31, 2009
Net cash provided by (used in) operating activities	$9,857	$(385)
Net cash used in investing activities	(178,660)	(129,329)
Net cash provided by financing activities	77,716	287,044

Operating Activities

For the year ended December 31, 2010, cash flows from operating activities resulted primarily from distributions of earnings from unconsolidated joint ventures offset by payment of administrative expenses. For the period from June 23, 2009 (date of inception) to December 31, 2009, net cash used in operating activities was for the payment of our administrative expenses.

Investing Activities

Since the closing of our IPO, we have been actively investing in our target assets. Net cash used in investing activities for the year ended December 31, 2010 and the period from June 23, 2009 (date of inception) to December 31, 2009 reflect our investing activity. Cash outlays for our contributions to unconsolidated joint ventures and for the acquisition and origination of loans during the periods are partially offset by distributions of capital from unconsolidated joint ventures. In addition, for the year ended December 31, 2010, we received $4.0 million for the sale of the Hilton Mezzanine Debt.

Financing Activities

For the year ended December 31, 2010, net cash provided by financing activities reflect approximately $55.6 million of proceeds from the 2010 Private Placement, net borrowings of $20 million on our credit facility and $14 million received in 2100 Grand A note participation, offset by dividends paid to common stockholders and payment of costs in connection with our credit facility. For the period from June 23, 2009 (date of inception) to December 31, 2009, nearly all of net cash provided by financing activities represents the net cash proceeds from our IPO and concurrent private placement.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

The following table below summarizes our known contractual obligations and commitments on an undiscounted basis as of December 31, 2010 and in future periods in which we expect to settle such obligations:

	Payments Due by Period (In thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments—long term debt(1)	$20,000	$20,000
Interest payments—long term debt(1)	33	33
Commitments to fund joint ventures(2)	3,000	3,000
Deferred underwriting discounts and commissions(3)	11,500		11,500

Total	$34,533	$23,033	$11,500	$—	$—

(1)

As of December 31, 2010, we had borrowed $20 million on our credit facility. The contractual obligations above reflect the borrowing and interest due thereon at 5% per annum for the period the borrowing was outstanding. The outstanding principal and accrued interest on our credit facility were fully repaid in January 2011. Our secured financing arrangement on 2100 Grand is excluded because we are not obligated to repurchase the A-participation interest.

(2)	Pursuant to the operating agreements of certain of our unconsolidated joint ventures, the joint venture partners may be required fund additional amounts for customary and ordinary operating costs of the joint ventures. Our share of those commitments for Colonial Investor, DB Investor, Axle Investor and Milestone North Investor is $0.6 million, $1.7 million, $0.3 million and $0.4 million, respectively.
(3)	In connection with our IPO and the underwriters’ exercise of the overallotment option, the underwriters deferred $5.75 million and our Manager paid $5.75 million on our behalf for underwriting discounts and commissions. These amounts are payable to the underwriters in cash and to our Manager in the form of 287,500 shares of our common stock if the Company achieves the performance hurdle. See “Business—Our Manager and the Management Agreement—Reimbursement of Manager’s Partial Payment of the IPO Underwriting Discounts and Commissions.”

Our Manager is entitled to receive a base management fee and the reimbursement of certain expenses (including a reimbursement for our Manager’s partial payment of the IPO underwriting discounts and commissions), and may earn incentive fees. See “Business—Our Manager and the Management Agreement.” Pursuant to a secondment agreement between us and Colony Capital, we are responsible for Colony Capital’s expenses incurred in employing our chief financial officer, Mr. Tangen, including annual base salary, bonus potential, any related withholding taxes and employee benefits. As a result, we are responsible for reimbursing Colony Capital, on a monthly basis at the end of each month, an amount equal to the sum of (a) Mr. Tangen’s base salary for such month and (b) Colony Capital’s cost of providing employee benefits to Mr. Tangen for such month. In addition, for the year ended December 31, 2010, Colony Capital paid Mr. Tangen a cash bonus of $1.0 million, which is allocable to us as a reimbursable expense pursuant to the secondment agreement.

In connection with the participation rights and registration rights of the Investors in the 2010 Private Placement, we may be required to issue additional shares or make a cash payment, at our election, for the Anti-Dilution Purchase Price Adjustment or the Registration Statement Purchase Price Adjustment. See “Business—Recent Developments—2010 Private Placement.”

Dividends

We have made regular quarterly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We intend to pay regular quarterly dividends to our stockholders in an amount equal to our net taxable income, if and to the extent authorized by our board of directors. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service, if any. In addition, our credit facility limits the annual amount of distributions we can make to the greater of (i) 95% of our net income adjusted by any non-cash impairment charges, write-downs or losses and (ii) 105% of our taxable income. If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

On December 9, 2010, our board of directors declared a quarterly dividend of $0.30 per share of our common stock and on December 20, 2010, an additional (special) dividend of $0.05 per share. Both amounts were paid on January 14, 2011 to stockholders of record on December 31, 2010.

Non-GAAP Supplemental Financial Measure: Core Earnings

Core Earnings is a non-GAAP financial measure and is defined as GAAP net income (loss) excluding non-cash equity compensation expense, the costs incurred in connection with our formation and our IPO, including the initial and additional underwriting discounts and commissions, the incentive fee, real estate depreciation and amortization (to the extent that we foreclose on any properties underlying our target assets) and any unrealized gains or losses from mark-to-market valuation changes (other than permanent impairment) that are included in net income. The amount will be adjusted to exclude (i) one-time events pursuant to changes in GAAP and (ii) non-cash items which in the judgment of management should not be included in Core Earnings, which adjustments in clauses (i) and (ii) shall only be excluded after discussions between our Manager and our independent directors and after approval by a majority of our independent directors.

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

A reconciliation of our GAAP net income (loss) attributable to common stockholders to Core Earnings for the year ended December 31, 2010 and the period from June 23 (date of inception) to December 31, 2009 is presented below (in thousands):

	Year Ended December 31, 2010	Period from June 23 (Date of Inception) to December 31, 2009
GAAP net income (loss) attributable to common stockholders	$17,731	$(400)
Adjustment to GAAP net income (loss) to reconcile to Core Earnings (Loss):
Noncash equity compensation expense	67	15

Core Earnings (Loss)	$17,798	$(385)

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

Credit Risk

Our joint venture investments and loans receivable are subject to a high degree of credit risk. Credit risk is the exposure to loss from loan defaults. Default rates are subject to a wide variety of factors, including, but not limited to, borrower financial condition, property performance, property management, supply/demand factors, construction trends, consumer behavior, regional economics, interest rates, the strength of the U.S. economy, and other factors beyond our control. All loans are subject to a certain probability of default. We manage credit risk through the underwriting process, acquiring our investments at the appropriate discount to face value, if any, and establishing loss assumptions. We also carefully monitor the performance of the loans, including those held by the joint ventures, as well as external factors that may affect their value.

Interest Rate and Credit Curve Spread Risk

Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Credit curve spread risk is highly sensitive to the dynamics of the markets for commercial real estate loans and securities we hold. Excessive supply of these assets combined with reduced demand will cause the market to require a higher yield. This demand for higher yield will cause the market to use a higher spread over the U.S. Treasury securities yield curve, or other benchmark interest rates, to value these assets. The majority of the performing loans held by our unconsolidated joint ventures are fixed rate loans. As U.S. Treasury securities are priced to a higher yield and/or the spread to U.S. Treasuries used to price the assets increases, the price at which the joint ventures could sell some of the assets may decline. Conversely, as U.S. Treasury securities are priced to a lower yield and/or the spread to U.S. Treasuries used to price the assets decreases, the value of the loan portfolios may increase. In addition, fluctuations in LIBOR rates may affect the amount of interest expense we incur in connection with borrowings under our credit facility, which incur interest expense at a per annum rate equal to the sum of, at our election, the one, two, three, six, or twelve-month LIBOR plus 4%, with a 1% LIBOR floor. Increases in LIBOR rates above 1% would result in increased interest expense to the Company. We had outstanding borrowings of $20 million under the credit facility as of December 31, 2010 which bore interest at 4% plus the 1% LIBOR floor. The amount was fully repaid in January 2011 and we and our unconsolidated joint ventures did not have any other variable rate debt as of December 31, 2010. Therefore there is no interest rate sensitivity for debt outstanding as of December 31, 2010.

As of December 31, 2010, we and our unconsolidated joint ventures did not have any interest rate hedges. However, in the future, we or our unconsolidated joint ventures may utilize a variety of financial instruments, including interest rate swaps, caps, floors and other interest rate exchange contracts, in order to limit the effects of fluctuations in interest rates on our operations. The use of these types of derivatives to hedge interest-earning assets and/or interest-bearing liabilities carries certain risks, including the risk that losses on a hedge position will reduce the funds available for distribution and that such losses may exceed the amount invested in such instruments. A hedge may not perform its intended purpose of offsetting losses of rising interest rates. Moreover, with respect to certain of the instruments used as hedges, we are exposed to the risk that the counterparties with which we trade may cease making markets and quoting prices in such instruments, which may render us unable to enter into an offsetting transaction with respect to an open position. If we anticipate that the income from any such hedging transaction will not be qualifying income for REIT income purposes, we may conduct all or part of our hedging activities through a to-be-formed corporate subsidiary that is fully subject to federal corporate income taxation. Our profitability may be adversely affected during any period as a result of changing interest rates.

Currency Risk

We have foreign currency rate exposures related to our equity investments in joint ventures which hold certain commercial real estate loan investments in Europe. Our sole currency exposure is to the Euro. Changes in currency rates can adversely impact the fair values and earnings of our non-U.S. holdings. As of December 31, 2010, we had approximately €17.4 million, or $23.3 million, in European investments. Net accumulated foreign exchange losses on the European investments were approximately $1.0 million, before tax effect. A 1% change in the exchange rate would result in a $0.2 million increase or decrease in translation gain or loss on our investments in unconsolidated joint ventures. We mitigate this impact by utilizing currency instruments to hedge the capital portion of its foreign currency risk. The type of hedging instrument that we employed on our European investments was a costless collar (buying a protective put while writing an out-of-the-money covered call with a strike price at which the premium received is equal to the premium of the protective put purchased) which involved no initial capital outlay. The puts were structured with strike prices approximately 10% lower than our cost basis in such investments, thereby limiting any Euro related foreign exchange related fluctuations to approximately 10% of the original capital invested in the deal.

At December 31, 2010, we had fourteen outstanding collars with an aggregate notional amount of €14.6 million and a net fair value of $0.5 million. The maturity dates of such instruments approximate the projected dates of related cash flows for specific investments. Termination or maturity of currency hedging instruments may result in an obligation for payment to or from the counterparty to the hedging agreement. During the year ended December 31, 2010, full or partial termination of collars hedging the our net investments in Laguna Investor, Crystal Investor and Ford Investor resulted in net cash receipts of $43,000. We are exposed to credit loss in the event of non-performance by counterparties for these contracts. To manage this risk, we select major international banks and financial institutions as counterparties and perform a quarterly review of the financial health and stability of our trading counterparties. Based on our review as of December 31, 2010, we do not expect any counterparty to default on its obligations.

The following table summarizes the notional amounts and fair values of our collars as of December 31, 2010 (in thousands, except exchange rates):

Hedged Asset	Notional Amount	Cap Range (USD/€)	Floor Range (USD/€)	Expiration Date	Net Fair Value
Investment in Colonial Investor	€7,800	1.627–1.635	1.340–1.350	December 2012	$744
Investment in Laguna Investor	1,290	1.618–1.620	1.350	June 2011–December 2011	87
Investment in Crystal Investor	1,870	1.235–1.300	1.100	June 2011–December 2012	(195)
Investment in Ford Investor	3,631	1.384–1.431	1.130	June 2011–July 2013	(112)

	€14,591				$524

ITEM 8.	Financial Statements and Supplementary Data

The financial statements required by this item and the reports of the independent accountants thereon appear starting on page F-1. The supplementary financial data required by Item 302 of Regulation S-K appear in Note 16 to the consolidated financial statements.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2010.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the fourth quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in 13a-15(f) and 15d-15(f) of the Exchange Act). Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, we evaluated the effectiveness of our internal control over financial reporting using the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Our internal control system was designed to provide reasonable assurance to management and our Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Ernst & Young LLP, our independent registered accounting firm, has audited our financial statements included in this Annual Report and has issued an attestation report on the effectiveness of our internal control over financial reporting, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Colony Financial, Inc.

We have audited Colony Financial, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Colony Financial, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Colony Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Colony Financial, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity and comprehensive income (loss), and cash flows for the year ended December, 31, 2010 and the period from June 23, 2009 (Date of Inception) to December 31, 2009 and our report dated March 7, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

March 7, 2011

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2010.

ITEM 11.	Executive Compensation.

The information required by Item 11 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2010.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2010.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2010.

ITEM 14.	Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2010.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

Financial Statements of Colony Financial, Inc.

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2010 and 2009	F-3
Consolidated Statements of Operations for the Year Ended December 31, 2010 and the Period from June 23, 2009 (Date of Inception) to December 31, 2009	F-4
Consolidated Statements of Equity and Comprehensive Income (Loss) for the Year Ended December 31, 2010 and the Period from June 23, 2009 (Date of Inception) to December 31, 2009	F-5
Consolidated Statements of Cash Flows for the Year Ended December 31, 2010 and the Period from June 23, 2009 (Date of Inception) to December 31, 2009	F-6
Notes to Consolidated Financial Statements	F-7

Financial Statements of Significant Investees of Colony Financial, Inc.

Financial Statements of ColFin WLH Funding, LLC

Financial Statements of ColFin NW Funding, LLC

(b) Exhibits

The Exhibit Index attached hereto is incorporated by reference under this item.

(c) Schedules

All schedules are omitted because they are not applicable, or the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Colony Financial, Inc.

We have audited the accompanying consolidated balance sheets of Colony Financial, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity and comprehensive income (loss), and cash flows for the year ended December, 31, 2010 and the period from June 23, 2009 (Date of Inception) to December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Colony Financial, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for the year ended December 31, 2010 and the period from June 23, 2009 (Date of Inception) to December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Colony Financial, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

March 7, 2011

COLONY FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2010	December 31, 2009
ASSETS
Investments in unconsolidated joint ventures	$248,750	$129,087
Cash and cash equivalents	66,245	157,330
Loans receivable, net	69,929	—
Other assets	5,533	1,112

Total assets	$390,457	$287,529

LIABILITIES AND EQUITY
Liabilities:
Line of credit	$20,000	$—
Secured financing	14,000	—
Accrued and other liabilities	3,380	1,112
Due to affiliate	2,214	476
Dividends payable	6,084	1,024
Deferred underwriting discounts and commissions payable to underwriters	5,750	5,750
Deferred underwriting discounts and commissions reimbursable to Manager	5,750	5,750

Total liabilities	57,178	14,112

Commitments and contingencies

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 450,000,000 shares authorized, 17,384,000 and 14,631,000 shares issued and outstanding as of December 31, 2010 and 2009, respectively	174	146
Additional paid-in capital	330,777	275,247
Retained (Distributions in excess of) earnings	1,152	(1,424)
Accumulated other comprehensive income (loss)	936	(592)

Total stockholders’ equity	333,039	273,377
Noncontrolling interest	240	40

Total equity	333,279	273,417

Total liabilities and equity	$390,457	$287,529

The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31, 2010	Period from June 23, 2009 (Date of Inception) to December 31, 2009
Income
Equity in income of unconsolidated joint ventures	$24,227	$663
Interest income	3,158	428
Other operating income	40	—

Total income	27,425	1,091

Expenses
Base management fees	3,542	196
Investment expenses	442	175
Interest expense	555	—
Administrative expenses	3,687	816
Administrative expenses reimbursed to affiliate	1,656	302

Total expenses	9,882	1,489

Other income and expenses
Realized gain on sale of loan receivable	603	—
Foreign exchange loss, net of gain on foreign currency hedge of $43 and $0, respectively	(149)	—

Income (loss) before income taxes	17,997	(398)
Income tax provision	(243)	—

Net income (loss)	17,754	(398)
Net income attributable to noncontrolling interest	23	2

Net income (loss) attributable to common stockholders	$17,731	$(400)

Net income (loss) per share:
Basic	$1.20	$(0.06)

Diluted	$1.18	$(0.06)

Weighted average number of common shares outstanding:
Basic	14,716,200	6,963,000

Diluted	15,003,700	6,963,000

The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Retained (Distributions in Excess of) Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance at June 23, 2009	—	$—	$—	$—	$—	$—	$—	$—
Net (loss) income	—	—	—	(400)	—	(400)	2	(398)
Other comprehensive income (loss):
Equity in other comprehensive loss of unconsolidated joint venture	—	—	—	—	(132)	(132)	(3)	(135)
Change in fair value of derivative instruments designated as hedges	—	—	—	—	258	258	—	258
Foreign currency translation adjustments	—	—	—	—	(718)	(718)	—	(718)

Comprehensive loss								(993)
Initial capital contribution	1,000	—	1	—	—	1	—	1
Issuance of common stock	14,625,000	146	292,354	—	—	292,500	—	292,500
Offering costs	—	—	(17,122)	—	—	(17,122)	—	(17,122)
Award of nonvested restricted stock	6,000	—	—	—	—	—	—	—
Repurchase of common stock issued for initial capitalization	(1,000)	—	(1)	—	—	(1)	—	(1)
Amortization of stock compensation	—	—	15	—	—	15	—	15
Contributions from noncontrolling interest	—	—	—	—	—	—	253	253
Distributions to noncontrolling interest	—	—	—	—	—	—	(212)	(212)
Dividends declared ($0.07 per share)	—	—	—	(1,024)	—	(1,024)	—	(1,024)

Balance at December 31, 2009	14,631,000	146	275,247	(1,424)	(592)	273,377	40	273,417
Net income	—	—	—	17,731	—	17,731	23	17,754
Other comprehensive income (loss):
Equity in other comprehensive income of unconsolidated joint venture	—	—	—	—	1,542	1,542	31	1,573
Change in fair value of derivative instruments designated as hedges	—	—	—	—	343	343	—	343
Foreign currency translation adjustments	—	—	—	—	(357)	(357)	—	(357)

Comprehensive income								19,313
Issuance of common stock	2,750,000	28	55,660	—	—	55,688	—	55,688
Offering costs	—	—	(197)	—	—	(197)	—	(197)
Award of nonvested restricted stock	3,000	—	—	—	—	—	—	—
Amortization of stock compensation	—	—	67	—	—	67	—	67
Contributions from noncontrolling interest	—	—	—	—	—	—	294	294
Distributions to noncontrolling interest	—	—	—	—	—	—	(148)	(148)
Dividends declared ($0.97 per share)	—	—	—	(15,155)	—	(15,155)	—	(15,155)

Balance at December 31, 2010	17,384,000	$174	$330,777	$1,152	$936	$333,039	$240	$333,279

The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31, 2010	Period from June 23, 2009 (Date of Inception) to December 31, 2009
Cash Flows from Operating Activities
Net income (loss)	$17,754	$(398)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of discount and net origination fees on purchased and originated loans	(1,275)	—
Amortization of nonvested common stock compensation	67	15
Amortization of loan costs	251	—
Equity in income of unconsolidated joint ventures	(24,227)	(663)
Distributions of income from unconsolidated joint ventures	16,296	52
Realized gain on sale of loan	(603)
Net foreign exchange loss	149	—
Changes in operating assets and liabilities:
Increase in other assets	(515)	(127)
Increase in accrued liabilities	222	367
Increase in due to affiliate	1,738	369

Net cash provided by (used in) operating activities	9,857	(385)

Cash Flows from Investing Activities
Contributions to unconsolidated joint ventures	(114,392)	(139,940)
Distributions from unconsolidated joint ventures	3,740	10,611
Purchase of loans receivable	(13,955)	—
Net disbursements on originated loans	(57,949)	—
Payment of loan origination costs	(159)	—
Proceeds from sale of loan receivable	4,012	—
Proceeds from settlement of foreign exchange hedges	109	—
Payment on settlement of foreign exchange hedges	(66)	—

Net cash used in investing activities	(178,660)	(129,329)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	55,613	289,626
Repurchase of common stock issued for initial capitalization	—	(1)
Dividends paid to common stockholders	(10,095)	—
Line of credit borrowings	80,500	—
Line of credit payments	(60,500)	—
Proceeds from secured financing	14,000	—
Payment of loan costs	(1,817)	—
Payment of offering costs	(131)	(2,622)
Contributions from noncontrolling interest	294	253
Distributions to noncontrolling interest	(148)	(212)

Net cash provided by financing activities	77,716	287,044

Effect of exchange rates on cash and cash equivalents	2	—
Net (decrease) increase in cash	(91,085)	157,330
Cash and cash equivalents, beginning of period	157,330	—

Cash and cash equivalents, end of period	$66,245	$157,330

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$301	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Dividends payable	$6,084	$1,024

Deferred offering costs in accrued liabilities	$116	$125

Deferred underwriting discounts and commissions payable to underwriters	$—	$5,750

Deferred underwriting discounts and commissions reimbursable to Manager	$—	$5,750

The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

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

2. 2010 Private Placement

On December 20, 2010, the Company sold 2,750,000 shares of the Company’s common stock, par value $0.01 per share, at a price per share of $20.25, to certain institutional investors (the “Investors”) in a private placement (“2010 Private Placement”), resulting in gross proceeds of $55.7 million. In connection with the 2010 Private Placement, the Company incurred offering costs of $0.2 million, which were recorded as a reduction of additional paid-in capital.

The Investors have a right to participate in future offerings of the Company’s common stock or common stock equivalents within one year of the closing of the 2010 Private Placement. The participation right allows the Investors to maintain their percentage ownership interest in the Company calculated immediately prior to such future offering (subject to certain limitations). In addition, if any future offering during the one-year period after the closing of the 2010 Private Placement is for a per share price less than the adjusted purchase price (which will be adjusted from time to time as a result of, among other things, special dividends, stock splits and other similar events), the Company will issue additional shares or make a cash payment, at the Company’s election, to the Investors to reduce the aggregate purchase price of the 2010 Private Placement to the subsequent offering price (“Anti-Dilution Purchase Price Adjustment”).

In connection with the 2010 Private Placement, the Company has also agreed to use its reasonable best efforts to file a resale registration statement covering the shares of common stock sold to the Investors within 90 days of the closing of the transaction. If the shares have not been registered within 270 days of the closing, the Investors will receive a downward adjustment (“Registration Statement Purchase Price Adjustment”) to the purchase price paid in an amount that, when combined with any previous Anti-Dilution Purchase Price Adjustment, is equal to 5% of the purchase price paid by the Investors in the 2010 Private Placement. The Registration Statement Purchase Price Adjustment is payable in cash or common stock at the Company’s election.

Shares issued or cash paid in conjunction with the Anti-Dilution Purchase Price Adjustment and the Registration Statement Purchase Price Adjustment are subject to certain limits, as specified in the securities purchase agreement. The maximum amount of the cash payment that may be required for either purchase price adjustment is $8.0 million. The Company has concluded that adjustment of the purchase price for the Anti-Dilution Purchase Price Adjustment or the Registration Statement Purchase Price Adjustment is not probable or contingent upon future events that are not certain to occur, and therefore has not accrued for the purchase price adjustments at December 31, 2010.

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

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

Investments in Unconsolidated Joint Ventures

Since the commencement of operations on September 29, 2009, most of the Company’s investment activities have been structured as joint ventures with one or more of the private investment funds or other investment vehicles managed by affiliates of Colony Capital, LLC (“Colony Capital”), the sole member of the Manager, pursuant to an investment allocation agreement (see Note 11). The Company has evaluated each of the joint ventures and concluded that either (1) they are not variable interest entities (“VIEs”) and the Company does not have a controlling financial interest; or (2) they are VIEs but the Company is not the primary beneficiary. Since the Company is not required to consolidate the joint ventures, the Company accounts for investments in these joint ventures using the equity method. The Company initially records its investments in unconsolidated joint ventures at cost and adjusts for the Company’s proportionate share of net earnings or losses, changes in other comprehensive income (loss), cash contributions made and distributions received, and other adjustments, as appropriate. Distributions of operating profit from the joint ventures are reported as part of operating cash flows. Distributions related to a capital transaction, such as a refinancing transaction or sale, are reported as investing activities. The joint ventures’ critical accounting policies are similar to the Company’s and their financial statements are prepared in accordance with GAAP.

Loans Receivable

The Company’s purchased and originated loans receivable are classified as held-for-investment because the Company has the intent and ability to hold them for the foreseeable future. Purchased loans are recorded at amortized cost, or the outstanding unpaid principal balance (“UPB”), net of unamortized purchase discount. Originated loans are recorded at amortized cost, or the outstanding UPB, net of unamortized origination fees charged to the borrower and direct origination costs incurred by the Company. Interest income is recognized based on the contractual rate and the outstanding principal balance of the loans. Purchase discount or net origination fees and origination costs are recognized as an adjustment to interest income over the remaining loan term as a yield adjustment using the interest method.

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

The Company evaluates loans for impairment on a quarterly basis, and recognizes impairment on a loan when it is probable that the Company will not be able to collect all amounts according to the contractual terms of the loan agreement. The Company measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral. Income recognition is suspended for loans when, in the opinion of management, a full recovery of income and cost basis becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. As of December 31, 2010, there was no indication of impairment on the loans.

Deferred Financing Costs

Costs incurred in connection with the Company’s credit facility (see Note 8) are recorded as deferred financing costs and included in other assets on the Company’s balance sheet. Deferred financing costs are amortized using the straight-line method over 24 months, the expected extended term of the credit facility. As of December 31, 2010, $1.6 million of deferred financing costs are included in other assets, net of accumulated amortization of $251,000.

Other Assets

In addition to net deferred financing costs, other assets include the fair value of derivative instruments, restricted cash held in escrow accounts on behalf of borrowers, interest receivable and prepaid expenses.

Deferred Underwriting Discounts and Commissions

In connection with the IPO and the underwriters’ exercise of the overallotment option, the Manager paid $5.75 million in underwriting commissions on the Company’s behalf and the underwriters deferred $5.75 million of underwriting discounts and commissions. The Company will pay the amount in cash to the underwriters and reimburse the Manager (in the form of 287,500 shares of the Company’s common stock) if during any full four calendar quarter period during the 24 full calendar quarters after the IPO, the Company’s Core Earnings (as defined in Note 11) for any such four-quarter period exceeds an 8% performance hurdle rate. The deferred underwriting discounts and commissions, including amounts expected to be reimbursed to the Manager, were accrued for as a liability as of the IPO date, as the Company has determined the likelihood of reimbursement of the Manager by the Company and payment to the underwriters to be probable and reasonably estimable.

Secured Financing

The Company accounts for the proceeds from the assignment of an A-note participation on a mortgage loan as a financing transaction as the Company retained effective control over the original first mortgage loan. The interest on the entire mortgage loan is recognized as interest income and interest on the A-note is recognized as interest expense in the consolidated statement of operations.

Foreign Currency Translation

Investments in unconsolidated foreign joint ventures denominated in Euro are translated at the exchange rate on the balance sheet date. Income from investments in unconsolidated foreign joint ventures is translated at the average rate of exchange prevailing during the period such income was earned. Translation adjustments resulting from this process are recorded as other comprehensive income (loss). Foreign currency transaction gains and losses are recognized in net income when the Company receives distributions from unconsolidated foreign joint ventures.

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

Derivatives and Hedging

The Company uses currency collars (consisting of caps and floors) to hedge the foreign currency exposure of its net investments in foreign entities and records all derivative instruments at fair value. The Company has entered into various cap and floor foreign currency instruments with notional amounts and termination dates based upon the anticipated cash flows from the investments. The fair values of derivative financial instruments are included in other assets and other liabilities on a gross basis. To the extent they are effective, fair value adjustments on derivative instruments designated as hedges are reported as other comprehensive income and included in stockholders’ equity until the hedged item is realized. Ineffective portions and settlement gains and losses, if any, are included in earnings.

Fair Value Measurements

The Company determines the estimated fair value of financial assets and liabilities using the three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The three levels of inputs that may be used to measure fair value are as follows:

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

The only financial instruments recorded at fair value on a recurring basis in the Company’s consolidated financial statements are cash equivalents and derivative instruments. The Company has not elected the fair value option for the remaining financial instruments, including investments in unconsolidated joint ventures, notes receivable and debt. Such financial instruments are carried at cost while fair value is separately disclosed (see Note 7).

Net Earnings Per Share

The Company calculates basic earnings per share using the two-class method which defines unvested share-based payment awards that contain nonforfeitable rights to dividends as participating securities. The two-class method is an allocation formula that determines earnings per share for each share of common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. Earnings per common share is calculated by dividing earnings allocated to common shareholders by the weighted-average number of common shares outstanding during the period.

The calculation of diluted income per share is similar to the calculation of basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

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

The Company has elected or may elect to treat certain of its existing or newly created corporate subsidiaries as taxable REIT subsidiaries (each a “TRS”). In general, a TRS of a REIT may perform non-customary services for tenants of the REIT, hold assets that the REIT cannot hold directly and, subject to certain exceptions related to hotels and healthcare properties, may engage in any real estate or non-real estate related business. A TRS is treated as a regular corporation and is subject to federal, state, local and foreign taxes on its income and property.

The Company periodically evaluates it tax positions to evaluate whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of December 31, 2010 and 2009, the Company has not established a liability for uncertain tax positions.

Stock-Based Compensation

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

Concentration of Risk

As of December 31, 2010, approximately $99.9 million of the Company’s investments in unconsolidated joint ventures, or 26% of total assets, consisted of two investments that individually exceeded 10% of the Company’s total assets. These two investments generated $13.0 million, or 48% of total income for the year ended December 31, 2010. For the period from June 23, 2009 (date of inception) to December 31, 2009, one investment generated 91% of total income.

The Company maintains its cash accounts in a number of commercial banks. Accounts at these banks are guaranteed by the Federal Deposit Insurance Corporation (the “FDIC”) up to $250,000. At various times during the year, the Company had deposits in excess of the FDIC insurance limit.

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

Recent Accounting Updates

Effective January 1, 2010, the Company adopted new accounting standards issued by the Financial Accounting Standards Board (“FASB”) which removed the concept of a qualifying special-purpose entity (“SPE”) and eliminated the exception for qualifying SPEs from existing consolidation guidance. In addition, among other things, the new standards (i) amended and clarified the unit of account eligible for sale accounting as an entire financial asset, group of entire financial assets, or participating interest in an entire financial asset; (ii) eliminated the practicability exception for fair value measurement of assets obtained and liabilities incurred by a transferor in a transfer that meets the conditions for sale accounting; (iii) removes the special provisions for guaranteed mortgage securitizations; (iv) clarified the requirements of the legal isolation analysis and the principle of effective control; and (v) requires enhanced disclosure about, among other things, a transferor’s continuing involvement with transfers of financial assets accounted for as sales, the risks inherent in transferred financial assets that have been retained, and the nature and financial effect of restrictions on the transferor’s assets that continue to be reported on the balance sheet.

The Company also adopted new accounting standards which amended certain guidance for determining whether an entity is a VIE, requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE, requires enhanced disclosures about an enterprise’s involvement with a VIE, and removed the existing exemption for troubled debt restructurings for VIE consideration. Under the new guidance, an entity is required to consolidate a VIE if it has both (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

The adoption of these accounting standards did not have a material effect on the Company’s consolidated financial position or results of operations.

In January 2010, the FASB issued new guidance that requires entities to disclose: (1) the amount of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers; (2) the reasons for any transfers in or out of Level 3; and (3) information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. Items (1) and (2) were effective for periods beginning January 1, 2010 and item (3) is effective for fiscal years beginning after December 15, 2010. Where applicable, the Company has complied with the new disclosure requirements.

In April 2010, the FASB issued new guidance that amended accounting for loan pools such that modifications of loans that are accounted for within a pool do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. The adoption of the new guidance did not have a significant effect on the Company’s consolidated financial position or results of operations.

In July 2010, the FASB issued new guidance that requires additional disclosures about the credit quality of financing receivables and the allowance for credit losses. The guidance defines two levels of disaggregation— portfolio segment and class of financing receivables—and amends existing disclosure requirements to include information about the credit quality of financing receivables and allowance for credit losses at a greater level of disaggregation. It also requires disclosures on credit quality indicators, past due information, and modifications of financing receivables by class of financing receivables and significant purchases and sales by portfolio segment. In January 2011, the FASB deferred the new disclosure requirements related to troubled debt restructurings. The adoption of the new disclosure requirements did not have a material effect on the Company’s consolidated financial position or results of operations.

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

4. Investments in Unconsolidated Joint Ventures

Pursuant to the investment allocation agreement between the Company, the Manager and Colony Capital (see Note 11), most of the Company’s investment activities have been structured as joint ventures with one or more funds or other investment vehicles managed by Colony Capital or its affiliates. The joint ventures are generally capitalized through equity contributions from the members, although in certain cases they have leveraged their investments through Term Asset-Backed Securities Loan Facility (“TALF”) financing or other lending arrangements. The Company’s exposure to the joint ventures is limited to amounts invested or committed to the joint ventures at inception, and neither the Company nor the other investors are required to provide financial or other support in excess of their capital commitments.

The Company has analyzed each of the joint ventures and determined that either: (1) they are not VIEs, and the Company does not have a controlling financial interest; or (2) they are VIEs, but the Company is not the primary beneficiary. In performing its analysis of whether it is the primary beneficiary, the Company considers whether it individually has the power to direct the activities of the VIE that most significantly impact the entity’s performance and also has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The Company also considers whether it is a member of a related party group that collectively meets the power and benefits criteria and, if so, whether the Company is most closely associated with the VIE. In making that determination, the Company considers both qualitative and quantitative factors, including, but not limited to: the amount and characteristics of its investment relative to other investors; the obligation or likelihood for the Company or other investors to fund operating losses of the VIE; the Company’s and the other investors’ ability to control or significantly influence key decisions for the VIE, and the similarity and significance of the VIE’s business activities to those of the Company and the other investors. The determination of whether an entity is a VIE, and whether the Company is the primary beneficiary, involve significant judgments, including estimates about the current and future fair values and performance of assets held by the VIE and/or general market conditions.

Activity in investments in unconsolidated joint ventures for the period from June 23, 2009 (date of inception) through December 31, 2010 is summarized below:

(In thousands)
Balance at June 23, 2009	$—
Contributions	139,940
Distributions	(10,663)
Equity in net income	663
Equity in other comprehensive loss	(135)
Foreign exchange translation loss	(718)

Balance at December 31, 2009	129,087
Contributions	114,392
Distributions	(20,036)
Equity in net income	24,227
Equity in other comprehensive income	1,573
Foreign exchange translation loss	(493)

Balance at December 31, 2010	$248,750

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

The Company’s interest in each joint venture as of December 31, 2010 is as follows:

Joint Venture	The Company’s Ownership Percentage
ColFin NW Funding, LLC (“NW Investor”)	37.88%
ColFin WLH Funding, LLC (“WLH Investor”)	24.03%
ColFin DB Guarantor, LLC (“DB Investor”)	33.33%
ColFin FRB Investor, LLC (“FRB Investor”)	5.91%
ColFin 666 Funding, LLC (“666 Investor”)	33.33%
Colony Funds Sants S.à r.l. (“Colonial Investor”)	5.12%
ColFin Axle Funding, LLC (“Axle Investor”)	4.50%
ColFin ALS Funding, LLC (“ALS Investor”)	33.33%
ColFin J-11 Funding, LLC (“J-11 Investor”)	33.33%
C-VIII CDCF CFI MBS Investor, LLC (“MBS Investor”)	33.33%
ColLaguna (Lux) S.à r.l. (“Laguna Investor”)	33.33%
ColFord S.à r.l. (“Ford Investor”)	10.60%
ColCrystal S.à r.l. (“Crystal Investor”)	33.33%
ColFin WLH Land Acquisitions, LLC (“WLH Land Investor”)	24.03%
ColFin Milestone West Funding, LLC (“Milestone West Investor”)	17.30%
Matrix Advisors BC, LLC (“BC Investor”)	33.33%
Matrix CDCF-CFI Advisors VI, LLC (“Matrix Investor”)	33.33%
ColFin Milestone North Funding, LLC (“Milestone North Investor”)	15.30%

The Company made the following investments in unconsolidated joint ventures during the period from June 23, 2009 (date of inception) to December 31, 2010:

•

On December 18, 2009, NW Investor, a joint venture with an investment fund managed by affiliates of the Manager, acquired a portfolio of first mortgage commercial real estate loans with an aggregate UPB of approximately $174.7 million from a U.S. life insurance company for approximately 75% of the aggregate UPB. The purchase price for the portfolio was approximately $130.4 million, excluding transaction costs. The Company’s pro rata share of the purchase price was approximately $49.4 million, exclusive of transaction costs. The mortgage portfolio contains 25 non-recourse loans (24 of which are performing and one of which is delinquent at December 31, 2010).

•

On October 20, 2009, WLH Investor, a joint venture with investment funds managed by affiliates of the Manager, originated a $206.0 million senior secured term loan facility to William Lyon Homes, Inc. (“WLH”), secured by first mortgage interests on residential development projects throughout California, Arizona and Nevada, as well as certain other assets of WLH, including cash. Additionally, the loan is guaranteed by WLH and subsidiaries of WLH. The loan bears interest at a rate of 14.0% per annum, and WLH paid an upfront origination fee equal to 3.0% of the maximum principal amount of $206.0 million. The loan also requires an exit fee, calculated as the difference between (x) the interest that would have been accrued and been payable on any repaid or prepaid amount calculated in accordance with the terms of the credit facility, from the date of funding of such amount to the date of repayment or prepayment thereof based upon an interest rate equal to 15.625% per annum compounded daily less (y) the actual internal rate of return realized by WLH Investment on such principal amount

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

from the applicable funding date to the date of repayment or prepayment taking into account all cash amounts actually received by WLH Investment (or any assignee thereof which is an affiliate of WLH Investment) with respect to such principal amount.

•

On January 7, 2010, DB Investor, a joint venture with investment funds managed by affiliates of the Manager, consummated a structured transaction with the Federal Deposit Insurance Corporation (the “FDIC”). DB Investor acquired a 40% managing-member interest in a newly formed limited liability company (“DB Venture”) created to hold acquired portfolio of loans, with the FDIC retaining the remaining 60% equity interest. This portfolio of loans includes approximately 1,200 loans with an aggregate UPB of approximately $1.02 billion, substantially all of which are first mortgage, recourse commercial real estate loans. The portfolio was effectively acquired at approximately 44% of the UPB of the loans. The financing of the transaction included 50% leverage in the form of $233 million of zero coupon notes (while there is no interest payable on the notes, interest is imputed at 3.8% for GAAP reporting purposes) provided by the FDIC, which has a term of up to seven years and must be paid in full prior to any distributions to the equity holders. DB Venture also pays DB Investor a 50-basis point asset management fee calculated on the aggregate UPB of the outstanding portfolio (which will be used to pay costs associated with primary and special servicing). The Company contributed approximately $30.2 million, exclusive of the required working capital and transaction costs, for its interest in DB Investor. In addition, the Company and other members of the joint venture committed to contribute up to an additional $5.0 million to the extent it is required, in order to support a guaranty issued by the joint venture. The Company’s share of this additional commitment is up to $1.7 million.

•

On June 30, 2010, FRB Investor, a joint venture with investment funds managed by affiliates of the Manager, acquired a 21.8% interest in First Republic Bank (formerly Sequoia Acquisition, Inc.) from Merrill Lynch Bank & Trust Company, a subsidiary of Bank of America Corporation, with the remaining 78.2% interest acquired by a group of third party investors. The Company’s pro rata share of the total equity investment by FRB Investor was $24.0 million.

On December 14, 2010, First Republic Bank closed the initial public offering of 12,650,000 shares of its common stock (including 1,650,000 shares sold in connection with the exercise of the underwriters’ overallotment option). As part of First Republic Bank’s initial public offering, FRB Investor sold 1,948,477 shares of common stock in First Republic Bank, which resulted in aggregate cash proceeds to the Company (before expenses) of approximately $2.75 million. The initial public offering price of First Republic Bank’s shares was determined through negotiations among First Republic Bank, the selling shareholders (including FRB Investor) and representatives of the underwriters. After giving effect to the disposition of shares as part of First Republic Bank’s initial public offering, FRB Investor owns a 19.5% interest in First Republic Bank, and the Company owns an approximate 1.2% indirect interest in First Republic Bank.

•

On March 5, 2010, 666 Investor, a joint venture with investment funds managed by affiliates of the Manager, acquired a $66.0 million pari-passu participation interest in a performing first mortgage loan on a Class A office building in midtown Manhattan with an aggregate UPB of $1.2 billion. The purchase price for the pari-passu first mortgage interest was approximately $44.9 million, exclusive of transaction costs. The Company’s pro rata share of the purchase price was approximately $15.0 million, exclusive of transaction costs.

•

On November 10, 2009, Colonial Investor, a joint venture with investment funds managed by affiliates of the Manager and a third party investor, entered into an agreement with a global financial institution

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

to acquire its €903 million share of a €4.3 billion syndicated loan to Inmobiliaria Colonial, S.A. (“Colonial”), a leading Spanish real estate company listed on the Madrid Stock Exchange. Colonial owns rental office buildings in Spain and France, and a portfolio of undeveloped land, including residential and commercial projects, in Spain. The loan was acquired for approximately €329, or approximately 37% of the UPB of the loan. The Company’s pro rata share of the purchase price was approximately $12.6 million, exclusive of transaction costs and inclusive of future commitments. In February 2010, the joint venture owned by Colonial Investor completed a restructuring of the loan, resulting in a revised first mortgage of €354 million earning Euro Interbank Offered Rate (“Euribor”) plus 1.75% secured by office properties, 3.3 billion shares of Colonial and a €144 million loan (including €50 million warrants) earning Euribor plus 4% paid-in-kind interest secured by development properties.

•

On July 2, 2010, Axle Investor, a joint venture with investment funds managed by affiliates of the Manager, consummated the Company’s second structured transaction with the FDIC. Axle Investor acquired a 40% managing member equity interest in a newly formed limited liability company (“Axle Venture”) created to hold the acquired loans, with the FDIC retaining the remaining 60% equity interest. This portfolio of loans includes approximately 1,660 loans with an aggregate UPB of approximately $1.85 billion, substantially all of which are first mortgage, recourse commercial real estate loans. The portfolio was effectively acquired at approximately 59% of the UPB of the loans, with an aggregate cash contribution of approximately $218.2 million (excluding working capital and transaction costs) for the 40% equity interest. The financing of the transaction included 50% leverage in the form of $563 million of zero-coupon notes (while there is no interest payable on the notes, interest is imputed at 2.4% for GAAP reporting purposes) provided by the FDIC, which has a term of up to seven years and must be paid in full prior to any distributions to the equity holders. Axle Venture also pays Axle Investor a 50-basis point asset management fee calculated on the aggregate UPB of the outstanding portfolio (which will be used to pay costs associated with primary and special servicing). The Company contributed $10.0 million, exclusive of the required working capital and transaction costs, for its interest in Axle Investor. In addition, the Company and other members of the joint venture committed to contribute up to an additional $7.5 million to the extent it is required, in order to support a guaranty issued by the joint venture. The Company’s share of this additional commitment is approximately $0.3 million.

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

•

On December 21, 2009, J-11 Investor, a joint venture with investment funds managed by affiliates of the Manager, acquired a portfolio of first mortgage commercial real estate loans with an aggregate UPB of approximately $33.0 million from a U.S. commercial bank for approximately 61% of the aggregate UPB. The purchase price for the portfolio was approximately $19.8 million, excluding transaction costs. The Company’s pro rata share of the purchase price was approximately $6.6 million, exclusive of transaction costs. The portfolio contains 11 recourse and non-recourse loans (10 of which are performing and one of which is delinquent as of December 31, 2010).

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

•

On October 15, 2009, MBS Investor, a joint venture with investment funds managed by affiliates of the Manager, acquired $40.0 million of a AAA-rated commercial mortgage-backed security (“CMBS”) for approximately $37.9 million and subsequently obtained approximately $31.9 million of financing from the TALF for a five-year term, resulting in a total equity investment of approximately $6.0 million. The Company’s pro rata share of the equity investment was approximately $2.0 million. On May 7, 2010, MBS Investor acquired a $31.2 million senior bond for approximately $13.1 million, or 42% of the UPB. The senior bond has a coupon of 5.6% and is secured by a pool consisting primarily of seasoned commercial mortgage-backed securities issued prior to 2005, U.S. Treasury bonds, and one commercial real estate B-note. The Company’s pro rata share of the purchase price was approximately $4.3 million. Both securities are held as available-for-sale by MBS Investor.

•

MBS Investor is managed by a third-party joint venture partner with a 2% noncontrolling interest. For the year ended December 31, 2010 and the period from September 30, 2009 (date of inception of MBS Investor) to December 31, 2009, MBS Investor incurred approximately $145,000 and $53,000, respectively, in management fees to the third-party joint venture partner.

•

On December 1, 2009, Laguna Investor, a joint venture with investment funds managed by affiliates of the Manager, acquired a portfolio of 94 primarily first mortgage non-performing commercial real estate loans with an aggregate UPB of approximately €60.7 million from a network of German cooperative banks. The effective purchase price for the portfolio was approximately €9.8 million, excluding transaction costs, or approximately 16% of the UPB of the loans. The Company’s pro rata share of the purchase price was approximately $4.9 million, exclusive of transaction costs.

•

On July 15, 2010, Ford Investor, a joint venture with investment funds managed by affiliates of the Manager, acquired a German portfolio of 18 primarily first mortgage non-performing commercial real estate loans with an aggregate UPB of approximately €107 million. The effective purchase price for the portfolio was approximately €38.6 million, excluding transaction costs, or approximately 36% of the UPB of the loans. Our pro rata share of the purchase price was approximately $5.3 million (exclusive of our pro rata share of transaction costs).

•

On May 20, 2010, Crystal Investor, a joint venture with investment funds managed by affiliates of the Manager, acquired a German portfolio of 211 primarily first mortgage non-performing commercial real estate loans with an aggregate UPB of approximately €43.1 million. The effective purchase price for the portfolio was approximately €8.2 million, excluding transaction costs, or approximately 19% of the UPB of the loans. Our pro rata share of the purchase price was approximately $3.5 million.

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

•

On December 15, 2010, Milestone West Investor, a joint venture with third party co-investment funds managed by an affiliate of our Manager, consummated a structured transaction with the FDIC. Milestone West Investor acquired a 40% managing member interest in a newly formed limited liability company (the “Milestone West Venture”) created to hold the acquired loans, with the FDIC retaining the remaining 60% equity interest. This portfolio of loans includes 198 loans with an aggregate UPB of approximately $137 million, consisting of substantially all first mortgage, recourse commercial real estate loans. The portfolio was effectively acquired at approximately 60% of the UPB

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

of the loans, with an aggregate cash contribution of approximately $16.5 million (excluding working capital and transaction costs) for the 40% equity interest. The financing of the transaction included 50% leverage in the form of $42.6 million of zero-coupon notes (while there is no interest payable on the notes, interest is imputed at 2.8% for GAAP reporting purposes) provided by the FDIC, with a term of up to seven years, which must be paid in full prior to any distributions to the equity holders. Milestone West Venture pays the a wholly-owned subsidiary of Company a 50-basis point asset management fee calculated on the aggregate UPB of the outstanding portfolio (which will be used to pay costs associated with primary and special servicing). The Company contributed $2.9 million, exclusive of the required working capital and transaction costs. In addition, the Company and the other members of Milestone West Investor funded an additional $2.5 million cash to satisfy the additional security requirement set forth in the FDIC transaction documents. The Company’s share of this additional funding was approximately $0.4 million.

•

On May 17, 2010, BC Investor, a joint venture with an investment fund managed by an affiliate of the Manager, originated a two-year $9.8 million first mortgage loan to finance the discounted payoff of eight related non-performing commercial real estate loans at 39% of the aggregate UPB of the loans. The loan is secured by a first mortgage interest in a mixed-use development in the Midwest. The loan bears an interest rate of 14% per annum, of which 6.0% may be paid-in-kind. The Company’s pro rata share of the loan funding was approximately $3.3 million, exclusive of transaction costs. At loan origination, BC Investor committed to fund an additional $4.1 million within 180 days to finance a related discounted payoff on an adjoining property at 43% of the UPB. The borrower did not request the additional funds within the specified period and BC Investor has no further obligation to fund.

•

On October 8, 2009, Matrix Investor, a joint venture with an investment fund managed by affiliates of the Manager, acquired a performing first mortgage on an office building in Westlake Village, California with an aggregate UPB of approximately $11.3 million from a U.S. commercial bank. The purchase price for the loan was approximately $7.7 million, excluding transaction costs. The Company’s pro rata share of the purchase price was approximately $2.6 million (exclusive of transaction costs).

•

On December 15, 2010, Milestone North Investor, a joint venture with third party co-investment funds, consummated a structured transaction with the FDIC. Milestone North Investor acquired a 40% managing member equity interest in a newly formed limited liability company (the “Milestone North Venture”) created to hold the acquired loans, with the FDIC retaining the remaining 60% equity interest. This portfolio of loans includes 557 loans with an aggregate UPB of approximately $203.8 million, consisting of substantially all first mortgage recourse commercial real estate loans. The portfolio was effectively acquired at approximately 27% of the UPB of the loans, with an aggregate cash contribution of approximately $11.0 million (excluding working capital and transaction costs) for the 40% equity interest. The financing of the transaction included 50% leverage in the form of $28.5 million of zero-coupon notes (while there is no interest payable on the notes, interest is imputed at 2.4% for GAAP reporting purposes) provided by the FDIC, with a term of up to seven years, which must be paid in full prior to any distributions to the equity holders. Milestone North Venture pays a wholly-owned subsidiary of the Company a 50-basis point asset management fee calculated on the aggregate UPB of the outstanding portfolio (which will be used to pay costs associated with primary and special servicing). The Company contributed $1.7 million, exclusive of the required working capital and transaction costs. In addition, the Company and the other members of the joint venture committed to contribute up to an additional $2.5 million to the extent it is required, in order to support a guaranty issued by one of the members of the joint venture. The Company’s pro rata share of this additional commitment is approximately $0.4 million.

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

Combined condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures:

Combined Condensed Balance Sheets of Unconsolidated Joint Ventures

(In thousands)	December 31, 2010	December 31, 2009
Assets:
Cash	$23,612	$2,458
Loans held for investment—net	2,053,847	371,907
Available-for-sale investment securities	56,817	37,580
Investments in unconsolidated joint ventures	641,125	220,227
Other assets	197,632	21,149

Total assets	$2,973,033	$653,321

Liabilities:
Debt	$850,145	$31,856
Other liabilities	12,649	14,104

Total liabilities	862,794	45,960

Owners’ equity	1,565,278	607,361
Noncontrolling interest	544,961	—

Total liabilities and equity	$2,973,033	$653,321

Company’s share of equity	$248,750	$129,087

Combined Condensed Statements of Operations of Unconsolidated Joint Ventures

(In thousands)	Year Ended December 31, 2010	Period from June 23, 2009 (Date of Inception) to December 31, 2009
Income:
Interest income	$134,061	$5,569
Equity in income of unconsolidated joint ventures	44,734	1,125
Other	4,617	339

Total income	183,412	7,033

Expenses:
Interest expense	15,181	206
Transaction costs	4,873	11,569
Other	19,853	189

Total expenses	39,907	11,964

Other income:
Net realized gain on sale of investments	16,813	—

Net income	160,318	(4,931)
Net income attributable to noncontrolling interest	21,291	—

Net income attributable to members	$139,027	$(4,931)

Company’s share of transaction costs	$866	$880

Company’s equity in net income	$24,227	$663

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

The accounting policies of the joint ventures are similar to those of the Company. Loans originated by the joint ventures are recorded at amortized cost, or the outstanding UPB of the loan, net of unamortized acquisition premiums or discounts and unamortized costs and fees directly associated with the origination of the loan. Net deferred loan fees and origination costs are recognized in interest income over the loan term as a yield adjustment using the effective interest method or a method that approximates a level rate of return over the loan term. Loans acquired at a discount to face value where, at the acquisition date, the joint venture expects to collect less than the contractual amounts due under the terms of the loan based, at least in part, on the assessment of the credit quality of the borrower are recorded at the initial investment in the loan and subsequently accreted to the estimate of cash flows at acquisition expected to be collected. Costs and fees directly associated with acquiring loans with evidence of deteriorated credit quality are expensed as incurred. Loans are considered impaired when it is deemed probable that the joint venture will not be able to collect all amounts due according to the contractual terms of the loan or, for loans acquired at a discount to face value, when it is deemed probable that the joint venture will not be able to collect all amounts estimated to be collected at the time of acquisition. No impairment charges were taken during the year ended December 31, 2010 or the period from June 23, 2009 (date of inception) to December 31, 2009.

5. Loans Receivable

On April 30, 2010, the Company purchased a one-third interest in a performing $39.0 million second mezzanine loan. The Company’s pro rata share of the UPB is approximately $13.0 million. The loan is collateralized by a pledge of equity in an entity that indirectly owns a portfolio of 103 limited service hotels located in twelve states across the United States. The Company’s pro rata share of the purchase price was approximately $10.7 million, or 82% of the UPB, excluding transaction costs. The loan bears interest at 2.75% over the 30-day London Interbank Offered Rate (“LIBOR”) (3.0% at December 31, 2010) and matures in August 2011. The remaining two-thirds interest in the mezzanine loan was purchased by an investment fund managed by an affiliate of our Manager. All costs associated with the purchase of the loan were prorated according to the ownership interests.

On July 9, 2010, the Company acquired a participation interest in a performing mezzanine loan in the recently restructured debt of Hilton Worldwide for $3.3 million. On December 14, 2010, the Company sold the loan to an unrelated third party and realized a gain of approximately $0.6 million. The loan bore interest at 3.75% over the 30-day LIBOR with an initial maturity in November 2010 which was extended for a one-year term.

On October 8, 2010, the Company funded a $37.5 million junior mezzanine loan, net of 0.25% origination fee, alongside additional fundings from another Colony managed investment vehicle, in connection with the recapitalization of Extended Stay Hotels Inc. (“Extended Stay”), a hotel chain owning properties across the United States and in Canada. The junior mezzanine loan bears interest at the rate of 12.0% per annum and matures in November 2015. The loan may be prepaid beginning in November 2012 subject to certain prepayment fees. The loan collateral includes equity interests in Extended Stay’s real estate portfolio, as well as the Extended Stay brands and other intangible assets.

On December 10, 2010, the Company, through a 99%-owned subsidiary, originated a $20.75 million first mortgage loan secured by a triple net lease office building in El Segundo, California. The first mortgage has a five-year term, carries an 8.0% interest rate, and requires monthly principal and interest payments according to a 25-year amortization schedule. The borrower paid a 1% origination fee on the first mortgage loan, of which 0.75% was paid to the Company’s joint venture partner and 0.25% was retained by the joint venture. On

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

December 23, 2010, the Company assigned the loan to a third party and received $14 million in proceeds, while retaining a $6.75 million subordinated B-note participation interest in the mortgage. The proceeds from the transfer of the A-note are accounted for as a secured financing liability as the Company retained effective control over the original first mortgage loan (see Note 9). The investment is managed by the Company’s joint venture partner. For the year ended December 31, 2010, the management fees were immaterial.

Activity in loans held for investment for the year ended December 31, 2010 is summarized below:

(In thousands)
Balance at December 31, 2009	$—
Acquisitions and originations	72,063
Discount and net loan fee amortization	1,275
Disposal	(3,409)

Balance at December 31, 2010	$69,929

The following table summarizes the Company’s loans held for investment as of December 31, 2010:

(In thousands)
Principal	$71,244
Unamortized discount and net loan fees	(1,315)

$69,929

Weighted average coupon	9.2%
Weighted average maturity in years	4.2

Scheduled principal payments required under the loan agreements as of December 31, 2010 are as follows:

Year Ending December 31,	(In thousands)
2011	$13,224
2012	262
2013	289
2014	314
2015	57,155

Total	$71,244

The loans have not been modified and were paying in accordance with their terms as of December 31, 2010 and no impairment indicators were noted during evaluation. Therefore, no allowance for loan losses was deemed necessary as of December 31, 2010.

6. Derivative Instruments

The Company has investments in four unconsolidated joint ventures denominated in Euro that expose the Company to foreign currency risk. At December 31, 2010, the Company’s net investments in such joint ventures totaled approximately €17.4 million, or $23.3 million. The Company generally uses collars (consisting of caps and floors) without upfront premium costs to hedge the foreign currency exposure of its net investments. At December 31, 2010, the total notional amount of the collars is approximately €14.6 million with termination dates ranging from June 2011 to July 2013.

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

The fair values of derivative instruments included in the Company’s balance sheets as of December 31, 2010 and 2009 are as follows:

(In thousands)	December 31, 2010	December 31, 2009
Assets
Foreign exchange contracts designated as hedging instruments	$1,160	$697

Liabilities
Foreign exchange contracts designated as hedging instruments	$636	$439

For the year ended December 31, 2010, $43,000 of net settlement gain on foreign currency collars was reclassified from accumulated other comprehensive income and is offset against net foreign exchange loss in the consolidated statements of operations. No gain or loss was recognized due to hedge ineffectiveness.

7. Fair Value Measurements

Financial Instruments Reported at Fair Value

The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with GAAP, including cash equivalents and financial derivative instruments. The following table summarizes the fair values of those assets and liabilities as of December 31, 2010 and 2009:

	December 31, 2010				December 31, 2009
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$—	$—	$—	$—	$36,015	$—	$—	$36,015
Derivative instruments	—	1,160	—	1,160	—	697	—	697

	$—	$1,160	$—	$1,160	$36,015	$697	$—	$36,712

Liabilities
Derivative instruments	$—	$636	$—	$636	$—	$439	$—	$439

	$—	$636	$—	$636	$—	$439	$—	$439

The carrying value of money market funds approximates fair value because of the immediate or short-term maturity of these financial instruments. Money market funds are included in cash and cash equivalents on the Company’s consolidated balance sheets.

The fair values of derivative financial instruments are determined by discounting the expected cash flow of each derivative based on forecast foreign exchange rates. This analysis reflects the contractual terms of the derivatives, observable market-based inputs, and credit valuation adjustments to appropriately reflect the non-performance risk for both the Company and the respective counterparty. The Company has determined that the majority of inputs used to value its derivative financial instruments fall within Level 2 of the fair value hierarchy. Although credit valuation adjustments, such as the risk of default, rely on Level 3 inputs, the Company has determined that these inputs are not significant to the overall valuation of its derivatives. As a result, derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

Fair Value Disclosure of Financial Instruments Reported at Cost

The Company estimates the fair value of financial instruments carried at historical cost on a quarterly basis. These instruments are recorded at fair value only if they are impaired. No impairment charges were recognized during the year ended December 31, 2010 or for the period from June 23, 2009 (date of inception) to December 31, 2009. In cases where quoted market prices are not available, fair values are estimated using inputs such as discounted cash flow projections, market comparables, dealer quotes and other quantitative and qualitative factors. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different assumptions or methodologies could have a material effect on the estimated fair value amounts.

The following table presents the estimated fair values and carrying values of the Company’s financial instruments carried at cost as of December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets
Investments in unconsolidated joint ventures	$289,090	$248,750	$129,170	$129,087
Loans receivable, net	71,399	69,929	—	—
Liabilities
Line of credit	20,000	20,000	—	—
Secured financing arrangement	14,000	14,000	—	—

The carrying values of interest receivable and accrued and other liabilities approximate their fair values due to their short term nature. The carrying values of the line of credit and secured debt approximate their fair values since their contractual rates approximate their market rates due to the fact that the arrangements were entered into shortly before the balance sheet date.

8. Credit Agreement

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

Revolving loans under the Credit Agreement accrue interest at a per annum rate equal to the sum of, at the Company’s election, the one, two, three, six, or twelve-month LIBOR plus 4%, with a 1% LIBOR floor. In addition, the Company pays a commitment fee of 0.5% of the unused amount, payable quarterly. At December 31, 2010, $20 million was outstanding under the Credit Agreement at the applicable rate of 5% per annum.

The amount available for draw under the Credit Agreement is limited by a borrowing base, which is calculated based upon the value of eligible assets and the annual cash flow generated by these assets. To be included in the borrowing base an asset must meet certain criteria set forth in the Credit Agreement, including being free of all liens and pledges and, when taken with all other borrowing base assets, the average time to maturity must be at least 3.5 years. The borrowing base as of December 31, 2010 was $60.3 million.

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

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

The Credit Agreement and the Guaranty contain various affirmative and negative covenants, including financial covenants that require the Company to maintain minimum tangible net worth and liquidity levels and financial ratios, as defined in the Credit Agreement. At December 31, 2010, the Company was in compliance with all of these financial covenants.

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

9. Secured Financing

On December 23, 2010, the Company assigned a $20.75 million first mortgage it originated to a third party in exchange for $14 million in proceeds, and a $6.75 million subordinated B-note participation. The Company accounted for the assignment as a financing transaction, as the Company retained effective control over the original first mortgage loan and, accordingly, it did not meet the criteria of a loan sale under GAAP. The A-note holder receives interest at 4.85% per annum, which is recognized as interest expense in the Company’s consolidated statement of operations. Principal payments due under the original mortgage loan (see Note 5) are allocated to the A-note holder and B-note holder in proportion to their participation interests. Scheduled principal payments attributable to the A-note holder under the secured financing arrangement as of December 31, 2010 are as follows:

Year Ending December 31,	(In thousands)
2011	$155
2012	177
2013	195
2014	212
2015	13,261

Total	$14,000

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

10. Earnings Per Share

The Company calculates basic earnings per share using the two-class method which allocates earnings per share for each share of common stock and nonvested shares containing nonforfeitable rights to dividends and dividend equivalents treated as participating securities. The following table reconciles the numerator and denominator of the basic and diluted per-share computations for net income (loss) available to common stockholders:

(In thousands, except share and per share data)	Year ended December 31, 2010	Period from June 23, 2009 (Date of Inception) to December 31, 2009
Numerator:
Net income (loss)	$17,754	$(398)
Net income attributable to noncontrolling interest	23	2

Net income (loss) available to common stockholders	17,731	(400)
Net income allocated to participating securities (nonvested shares)	(6)	—

Numerator for basic and diluted net income (loss) allocated to common stockholders	$17,725	$(400)

Denominator:
Basic weighted average number of common shares outstanding	14,716,200	6,963,000
Weighted average effect of dilutive shares(1)—common stock issuable for reimbursement of Manager’s payment of initial underwriting discounts and commissions	287,500	—

Diluted weighted average number of common shares outstanding	15,003,700	6,963,000

Earnings per share:
Net income (loss) available to common stockholders per share—basic	$1.20	$(0.06)

Net income (loss) available to common stockholders per share—diluted	$1.18	$(0.06)

(1)	For the period from June 23, 2009 (date of inception) to December 31, 2009, excluded from the calculation of diluted loss per share is 137,000 weighted average dilutive common share equivalents outstanding related to common stock issuable for reimbursement of Manager’s payment of underwriting discounts and commissions (Note 11) as the effect of their inclusion would be antidilutive due to the reported net loss for the period.

11. Related Party Transactions

Management Agreement

The Company’s Manager provides the day-to-day management of the Company’s operations pursuant to a management agreement. The Manager is responsible for (1) selecting, purchasing and selling the Company’s portfolio investments, (2) the Company’s financing activities and (3) providing investment advisory services. The management agreement requires the Manager to manage the Company’s business affairs in conformity with the Company’s investment guidelines and other policies that are approved and monitored by the Company’s board of directors. The Manager’s role is under the supervision and direction of the Company’s board of directors.

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

The initial term of the management agreement expires on September 29, 2012 (the third anniversary of the completion of the IPO) and will be automatically renewed for a one-year term each anniversary date thereafter unless previously terminated.

Base Management Fee—Pursuant to the management agreement, the Manager is entitled to a base management fee of 1.5% of stockholders’ equity, per annum. For purposes of calculating the base management fee, stockholders’ equity means: (a) the sum of (1) the net proceeds from all issuances of equity securities since inception (allocated on a pro rata basis for such issuances during the fiscal quarter of any such issuance), plus (2) retained earnings at the end of the most recently completed calendar quarter (as determined in accordance with GAAP, adjusted to exclude any non-cash equity compensation expense incurred in current or prior periods), less (b) any amount paid to repurchase the Company’s common stock since inception. The definition of stockholders’ equity also excludes (1) any unrealized gains or losses from mark-to-market valuation changes (other than permanent impairment) that have impacted stockholders’ equity as reported in the financial statements prepared in accordance with GAAP, (2) the effect of any gains or losses from one-time events pursuant to changes in GAAP, (3) non-cash items which in the judgment of management should not be included in Core Earnings (as defined below) and (4) the portion of the net proceeds of the IPO and the concurrent private placement that have not yet been initially invested in the Company’s target assets. For items (2) and (3), such exclusions shall only be applied after discussions between the Manager and the independent directors and after approval by a majority of the independent directors. As a result, stockholders’ equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown in the Company’s financial statements.

Incentive Fees—Pursuant to the management agreement, the Manager is entitled to an incentive fee with respect to each calendar quarter (or portion thereof) that the management agreement is in effect, payable quarterly in arrears in shares of the Company’s common stock, in an amount not less than zero, equal to the difference between (1) the product of (x) 20% and (y) the difference between (i) Core Earnings (as defined below), on a rolling four-quarter basis and before the incentive fee for the current quarter, and (ii) the product of (A) the weighted average of the issue price per share of common stock in all of the Company’s offerings multiplied by the weighted average number of shares of common stock outstanding (including any restricted shares of common stock and any other shares of common stock underlying awards granted under our equity incentive plans, if any) in such quarter and (B) 8%, and (2) the sum of any incentive fee paid to the Manager with respect to the first three calendar quarters of such previous four quarters; provided, however, that no incentive fee is payable with respect to any calendar quarter unless Core Earnings is greater than zero for the most recently completed 12 calendar quarters, or the number of completed calendar quarters since the closing date of this offering, whichever is less. For purposes of calculating the incentive fee prior to the completion of a 12-month period following the IPO, Core Earnings will be calculated on an annualized basis. Core Earnings for the initial quarter will be calculated from the settlement date of the offering on an annualized basis. Core Earnings is a non-GAAP measure and is defined as GAAP net income (loss) excluding non-cash equity compensation expense, the costs incurred in connection with the Company’s formation and offering, including the initial and additional underwriting discounts and commissions, the incentive fee, real estate depreciation and amortization (to the extent that we foreclose on any properties underlying our target assets) and any unrealized gains or losses from mark-to-market valuation changes (other than permanent impairment) that are included in net income. The amount will be adjusted to exclude (i) the effect of any gains or losses from one-time events pursuant to changes in GAAP and (ii) non-cash items which in the judgment of management should not be included in Core Earnings, which adjustments in clauses (i) and (ii) shall only be excluded after discussions between the Manager and the Company’s independent directors and after approval by a majority of the Company’s independent directors.

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

The incentive fee will be payable to the Manager quarterly in arrears in shares of the Company’s common stock, so long as (1) the ownership of such additional number of shares of common stock by the Manager would not result in a violation of the stock ownership limits set forth in the Company charter, after giving effect to any waivers from such limit that the board of directors may grant to the Manager or its affiliates in the future and (2) the Company’s issuance of such shares to the Manager complies with all applicable restrictions under the U.S. federal securities laws and the rules of the New York Stock Exchange (“NYSE”). To the extent that payment of the incentive fee to the Manager in shares of the Company’s common stock would result in a violation of the stock ownership limits set forth in the Company charter (taking into account any applicable waiver) or a violation of applicable restrictions under the U.S. federal securities laws or the rules of the NYSE, all or a portion of the incentive fee payable to the Manager will be payable in cash to the extent necessary to avoid such violations. The number of shares to be issued to the Manager will be equal to the dollar amount of the portion of the quarterly installment of the incentive fee payable in shares divided by the average of the closing prices of the Company’s common stock on the NYSE for the five trading days prior to the date on which such quarterly installment is paid. No incentive fee was incurred for the year ended December 31, 2010 or the period from June 23, 2009 (date of inception) to December 31, 2009.

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

December 31, 2010

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

As of the date of the IPO closing, the Company determined the likelihood of reimbursement of the Manager by the Company to be probable and reasonably estimable, and since such reimbursement may require cash settlement under certain circumstances, the Company classified such reimbursement amount as a liability. Since the amount of the cash settlement is not indexed to the Company’s share price, the liability is not required to be revalued subsequent to initial recognition. As of December 31, 2010, the performance hurdle required for reimbursement had not been met.

The following table summarizes the amounts incurred by the Company and reimbursable to the Manager or its affiliates:

	Year Ended December 31, 2010	Period from June 23, 2009 (Date of Inception) to December 31, 2009
(In thousands)
Base management fees	$3,542	$196
Compensation pursuant to secondment agreement	1,438	237
Allocated and direct administrative expenses	218	65
Investment-related costs	415	223
Organization and offering costs	—	558

	$5,613	$1,279

Investment Allocation Agreement

The Company, the Manager and Colony Capital entered into an investment allocation agreement which provides for the Company to co-invest in investment vehicles that are substantially similar to the Company’s target assets with certain current or future private investment funds or other investment vehicles managed by Colony Capital or its affiliates. Under the investment allocation agreement, the Company is entitled (but not obligated) to contribute (subject to the Company’s investment guidelines, its availability of capital and maintaining its qualification as a REIT for U.S. federal income tax purposes and its exemption from registration under the Investment Company Act of 1940) at least one-half the capital to be funded by co-investment vehicles in assets secured by U.S. collateral (or at least one-third for assets secured by non-U.S. collateral). In the event that the Company does not have sufficient capital to contribute its full entitlement of the capital required for any proposed investment by such investment vehicles, the investment allocation agreement provides for a fair and

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

equitable allocation of investment opportunities among all such vehicles and the Company, in each case, taking into account the suitability of each investment opportunity for the particular vehicle and the Company and each such vehicle’s and the Company’s availability of capital for investment.

The Company does not incur any additional fees payable to Colony Capital, the Manager or any of their affiliates in connection with investments made pursuant to the investment allocation agreement. The Company is required to pay its pro rata portion (based upon percentage of equity) of transaction and other investment-level expenses incurred in connection with such co-investments.

12. Stock-Based Compensation

The Company’s 2009 Non-Executive Director Stock Plan (the “Director Stock Plan”) provides for the grant of restricted stock, restricted stock units and other stock-based awards to its non-executive directors. The maximum number of shares of stock reserved under the Director Stock Plan is 100,000. During the year ended December 31, 2010 and the period from June 23, 2009 (date of inception) to December 31, 2009, the Company granted 3,000 and 6,000 shares, respectively, of its restricted common stock under the Director Stock Plan. The individual share awards vest in equal annual installments over the applicable service vesting period, generally one to two years.

A summary of the status of the Company’s nonvested shares under the Director Stock Plan as of December 31, 2010 and changes during the year then ended is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2010	6,000	$19.50
Granted	3,000	19.89
Vested	(3,000)	19.50

Nonvested at December 31, 2010	6,000	$19.70

For the year ended December 31, 2010 and the period from June 23, 2009 (date of inception) to December 31, 2009, the Company recognized compensation cost of $67,000 and $15,000, respectively, related to the restricted stock awards. As of December 31, 2010, there was $95,000 of total unrecognized compensation cost related to nonvested shares granted under the Director Stock Plan. That cost is expected to be recognized over a weighted-average period of 10 months. The total fair value of shares vested during the year ended December 31, 2010 was $55,000, which was calculated based on the quoted closing share price of the Company’s common stock on the NYSE on the day of vesting.

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

13. Other Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

(In thousands)	Year Ended December 31, 2010	Period from June 23, 2009 (Date of Inception) to December 31, 2009
Net income (loss)	$17,754	$(398)
Other comprehensive income (loss):
Equity in other comprehensive income (loss) of unconsolidated joint venture	1,573	(135)
Net unrealized gain on fair value of derivative instruments designated as hedges, net of deferred tax benefit of $77 and $0, respectively	343	258
Net unrealized foreign currency translation loss, net of deferred tax liability of $57 and $0, respectively	(549)	(718)
Realized foreign exchange loss reclassified from accumulated other comprehensive loss	192	—

Comprehensive income (loss)	19,313	(993)
Comprehensive income (loss) attributable to noncontrolling interest	54	(1)

Comprehensive income (loss) attributable to the Company	$19,259	$(992)

The components of accumulated other comprehensive income (loss) attributable to the Company are as follows:

(In thousands)	December 31, 2010	December 31, 2009
Equity in accumulated other comprehensive income (loss) of unconsolidated joint venture	$1,410	$(132)
Net unrealized gain on fair value of derivative instruments designated as hedges, net of deferred tax benefit of $77 and $0, respectively	601	258
Net unrealized loss on foreign currency translation, net of deferred tax liability of $57 and $0, respectively	(1,075)	(718)

	$936	$(592)

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

14. Income Taxes

The Company’s TRSs, which directly and indirectly hold certain of the Company’s investments in unconsolidated joint ventures, are subject to corporate level federal, state, foreign and local income taxes. The Company’s income tax provision for the year ended December 31, 2010 and the period from June 23, 2009 (date of inception) to December 31, 2009 are as follows:

(In thousands)	December 31, 2010	Period from June 23, 2009 (Date of Inception) to December 31, 2009
Current
Federal	$207	$—
State	23	—

Total current	230	—

Deferred
Federal	13	—

	$243	$—

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The deferred tax assets and liabilities of the TRSs relate primarily to differences in the book and tax income of TRSs and operating loss carryforwards for federal and state income tax purposes, as well as the tax effect of accumulated other comprehensive income of TRSs. A valuation allowance for deferred tax assets is provided if the Company believes it is more likely than not that all or some portion of the deferred tax assets will not be realized. Realization of deferred tax assets is dependent on the Company generating sufficient taxable income in future periods. At December 31, 2010 and 2009, the Company did not have significant net deferred tax assets or deferred tax liabilities.

15. Commitments and Contingencies

Pursuant to the operating agreements of certain unconsolidated joint ventures, the joint venture partners may be required to fund additional amounts for customary and ordinary operating costs or guaranties of the joint ventures. At December 31, 2010, the Company’s share of those commitments for Colonial Investor, DB Investor, Axle Investor, and Milestone North Investor is $0.6 million, $1.7 million, $0.3 million, and $0.4 million, respectively.

The Company may be required to issue additional shares or make a cash payment to the 2010 Private Placement Investors, at the Company’s election, for the Anti-Dilution Purchase Price Adjustment or the Registration Statement Purchase Price Adjustment (see Note 2).

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

16. Selected Quarterly Financial Information (Unaudited):

The following is a summary of quarterly results of operations for the period from June 23, 2009 (date of inception) to December 31, 2010:

	2010 Quarter Ended				2009 Quarter Ended		Period from June 23, 2009 (Date of Inception) to June 30, 2009
(In thousands, except per share data)	Dec 31	Sep 30	Jun 30	Mar 31	Dec 31	Sep 30
Equity in income of unconsolidated joint ventures	$8,018	$6,971	$5,323	$3,915	$663	$—	$—
Interest income	1,864	670	454	170	425	3	—
Other operating income	40	—	—	—	—	—	—

Total income	9,922	7,641	5,777	4,085	1,088	3	—

Base management fees	1,105	978	799	660	196	—	—
Other expenses(1)	2,441	1,279	1,350	1,270	1,244	46	3

Total expenses	3,546	2,257	2,149	1,930	1,440	46	3

Other income and expenses	506	—	(24)	(28)	—	—	—
Income tax benefit (provision)(1)	13	(212)	(15)	(29)	—	—	—

Net income (loss)	6,895	5,172	3,589	2,098	(352)	(43)	(3)
Net income attributable to noncontrolling interest	9	7	5	2	2	—	—

Net income (loss) attributable to common stockholders	$6,886	$5,165	$3,584	$2,096	$(354)	$(43)	$(3)

Net income (loss) per common share—basic	$0.46	$0.35	$0.25	$0.14	$(0.02)	$(0.16)	NM	(2)

Net income (loss) per common share—diluted	$0.45	$0.35	$0.24	$0.14	$(0.02)	$(0.16)	NM	(2)

(1)	For the quarters ended June 30, 2010 and March 31, 2010, income tax provision of $15 and $29, respectively, was included in other expenses in previously filed quarterly reports on Form 10-Q.
(2)	For the period from June 23, 2009 (date of inception) to June 30, 2009, earnings per share is not presented because it is not a meaningful measure of the Company’s performance.

REPORT OF INDEPENDENT AUDITORS

The Members of

ColFin WLH Funding, LLC

We have audited the accompanying balance sheets of ColFin WLH Funding, LLC (the “Company”) as of December 31, 2010 and 2009 and the related statements of operations, members’ equity and cash flows for the year ended December 31, 2010 and the period from October 16, 2009 (Date of Inception) to December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ColFin WLH Funding, LLC at December 31, 2010 and 2009, and the results of its operations and its cash flows for the year ended December 31, 2010 and the period from October 16, 2009 (Date of Inception) to December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Los Angeles, California

March 7, 2011

COLFIN WLH FUNDING, LLC

BALANCE SHEETS

(In thousands)

	December 31, 2010	December 31, 2009
ASSETS
Cash	$26	$89
Loan receivable, net	202,965	200,145
Interest receivable	2,449	1,817

Total assets	$205,440	$202,051

LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Accrued liabilities	$2	$1
Due to affiliates	3	—

Total liabilities	5	1

Members’ Equity:	205,435	202,050

Total liabilities and members’ equity	$205,440	$202,051

The accompanying notes are an integral part of these financial statements.

COLFIN WLH FUNDING, LLC

STATEMENTS OF OPERATIONS

(In thousands)

	Year Ended December 31, 2010	Period from October 16, 2009 (Date of Inception) to December 31, 2009
Revenues
Interest income	$31,660	$4,170

Total revenues	31,660	4,170

Expenses
Asset management fees	24	10
Administrative expenses	84	12

Total expenses	108	22

Net income	$31,552	$4,148

The accompanying notes are an integral part of these financial statements.

COLFIN WLH FUNDING, LLC

STATEMENTS OF MEMBERS’ EQUITY

(In thousands)

	C-VIII CDCF WLH Holding, LLC	CFI RE Holdco, LLC	Total
Balance at October 16, 2009 (Date of Inception)	$—	$—	$—
Member contributions	150,348	47,554	197,902
Net income	3,151	997	4,148

Balance at December 31, 2009	153,499	48,551	202,050
Member contributions	2	1	3
Distributions	(21,400)	(6,770)	(28,170)
Net income	23,970	7,582	31,552

Balance at December 31, 2010	$156,071	$49,364	$205,435

The accompanying notes are an integral part of these financial statements.

COLFIN WLH FUNDING, LLC

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31, 2010	Period from October 16, 2009 (Date of Inception) to December 31, 2009
Cash Flows from Operating Activities
Net income	$31,552	$4,148
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net deferred loan fees and costs	(2,820)	(344)
Changes in operating assets and liabilities
Increase in interest receivable	(632)	(1,817)
Increase in accrued liabilities	4	1

Net cash provided by operating activities	28,104	1,988

Cash Flows from Investing Activities
Net loan disbursements	—	(198,664)
Payment of loan origination costs	—	(17)

Net cash used in investing activities	—	(198,681)

Cash Flows from Financing Activities
Contributions from Members	3	196,782
Distributions to Members	(28,170)	—

Net cash (used in) provided by financing activities	(28,167)	196,782

Net (decrease) increase in cash	(63)	89
Cash, beginning of period	89	—

Cash, end of period	$26	$89

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Loan origination costs paid directly by Members on behalf of the Company	$—	$170

Loan origination costs paid directly by Members on behalf of Borrower	$—	$950

The accompanying notes are an integral part of these financial statements.

COLFIN WLH FUNDING, LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2010

1. Organization and Operations

ColFin WLH Funding, LLC (the “Company”), a Delaware limited liability company, was formed pursuant to the limited liability company agreement dated October 16, 2009, as amended and restated on February 10, 2010, for the purpose of originating a first lien-secured loan. The Company is owned 75.97% by C-VIII CDCF WLH Holding, LLC and 24.03% by CFI RE Holdco, LLC (collectively, the “Members”). Prior to February 10, 2010, CFI RE Holdco, LLC’s share was owned by its parent, Colony Financial, Inc. The Members are managed by affiliates of Colony Capital, LLC (“Colony Capital”).

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

Loan Receivable

On October 20, 2009, the Company entered into a senior secured term loan agreement (“Loan Agreement”) with William Lyon Homes, Inc. (the “Borrower”), a wholly owned subsidiary of William Lyon Homes (“WLH”), which is engaged in designing, constructing and selling single family detached and attached homes in California, Arizona and Nevada. Pursuant to the Loan Agreement, the Borrower could borrow up to $206.0 million (the “Loan”) to be fully secured by first deeds of trust on certain real estate assets of the Borrower as well as other assets of the Borrower, including cash. The Loan is guaranteed by WLH.

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

The Company evaluates the Loan for impairment on a quarterly basis and impairment is recognized when it is probable that the Company will not be able to collect all amounts estimated to be collected at the time of origination. The Company evaluates impairment (both interest and principal) based on the present value of expected future cash flows discounted at the Loan’s effective interest rate or the fair value of the collateral.

COLFIN WLH FUNDING, LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2010

Income recognition is suspended for loans when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the Loan becomes contractually current and performance is demonstrated to be resumed. As of December 31, 2010, there was no indication of impairment on the Loan.

Income Taxes

Under federal and state income tax rules, limited liability companies are generally not subject to income taxes. Accordingly, no provision for income taxes is included in the accompanying financial statements. Income or loss is includable in the income tax returns of the Members. The Company periodically evaluates it tax positions, including its status as a pass-through entity, to evaluate whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of December 31, 2010 and 2009, the Company has not established a liability for uncertain tax positions.

3. Loan Receivable

Pursuant to the Loan Agreement, the Borrower (subject to satisfying certain conditions) could draw down the Loan in two installments. The first such installment of $131 million was funded on October 22, 2009, net of origination fee equal to 3.0% and an agency fee equal to 0.1% of the maximum principal amount of $206 million, and the second installment of $75 million was funded on December 23, 2009. The Loan Agreement restricts the Borrower from future borrowings and, if necessary, requires the Borrower to repay existing borrowings in order to maintain certain required loan-to-value ratios.

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

At December 31, 2010 and 2009, net loan receivable is composed of the following (in thousands):

	December 31, 2010	December 31, 2009
Principal	$206,000	$206,000
Net deferred origination fees and costs, net of accumulated amortization	(3,035)	(5,855)

	$202,965	$200,145

COLFIN WLH FUNDING, LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2010

The Company estimates the fair value of loan receivable using inputs such as discounted cash flow projections, current interest rates available for similar instruments and other quantitative and qualitative factors. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different assumptions or methodologies could have a material effect on the estimated fair value amounts. At December 31, 2010 and 2009, the estimated fair value of loan receivable is $230.8 million and $201.9 million, respectively.

4. Related Party Transactions

The Members reimburse Colony Capital for certain costs incurred on the Company’s behalf. For the year ended December 31, 2010 and the period from October 16, 2009 (date of inception) to December 31, 2009, the Members reimbursed approximately $3,000 and $18,000, respectively, to Colony Capital on the Company’s behalf. For the year ended December 31, 2010, the Company reimbursed Colony Capital $5,000 for administrative expenses.

5. Subsequent Events

The Company has evaluated all subsequent events through March 4, 2011, the date these financial statements were available to be issued, and determined that no events have occurred subsequent to December 31, 2010 that would require disclosure or recognition in the financial statements as of December 31, 2010.

REPORT OF INDEPENDENT AUDITORS

The Members of

ColFin NW Funding, LLC

We have audited the accompanying balance sheets of ColFin NW Funding, LLC (the “Company”) as of December 31, 2010 and 2009 and the related statements of operations, members’ equity and cash flows for the year ended December 31, 2010 and the period from November 24, 2009 (Date of Inception) to December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ColFin NW Funding, LLC at December 31, 2010 and 2009, and the results of its operations and its cash flows for the year ended December 31, 2010 and the period from November 24, 2009 (Date of Inception) to December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Los Angeles, California

March 7, 2011

COLFIN NW FUNDING, LLC

BALANCE SHEETS

(In thousands)

	December 31, 2010	December 31, 2009
ASSETS
Cash	$116	$—
Loans receivable, net	133,381	131,484
Restricted cash	3,344	3,087

Total assets	$136,841	$134,571

LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Accrued liabilities	$9	$4
Escrow reserves held	3,344	3,087

Total liabilities	3,353	3,091

Members’ Equity:	133,488	131,480

Total liabilities and members’ equity	$136,841	$134,571

The accompanying notes are an integral part of these financial statements.

COLFIN NW FUNDING, LLC

STATEMENTS OF OPERATIONS

(In thousands)

	Year Ended December 31, 2010	Period from November 24, 2009 (Date of Inception) to December 31, 2009
Revenues
Interest income	$14,607	$586

Total revenues	14,607	586

Expenses
Asset management fees	30	—
Loan servicing expense	122	—
Administrative expenses	81	377

Total expenses	233	377

Net income	$14,374	$209

The accompanying notes are an integral part of these financial statements.

COLFIN NW FUNDING, LLC

STATEMENTS OF MEMBERS’ EQUITY

(In thousands)

	Colony Distressed Credit Fund, L.P.	CFI RE Holdco, LLC	Total
Balance at November 24, 2009 (Date of Inception)	$—	$—	$—
Member contributions	81,547	49,724	131,271
Net income	130	79	209

Balance at December 31, 2009	81,677	49,803	131,480
Member contributions	3	1	4
Distributions	(7,684)	(4,686)	(12,370)
Net income	8,929	5,445	14,374

Balance at December 31, 2010	$82,925	$50,563	$133,488

The accompanying notes are an integral part of these financial statements.

COLFIN NW FUNDING, LLC

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31, 2010	Period from November 24, 2009 (Date of Inception) to December 31, 2009
Cash Flows from Operating Activities
Net income	$14,374	$209
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of discount on purchased loans receivable	(1,897)	(1,078)
Increase in accrued liabilities	5	4

Net cash provided by (used in) operating activities	12,482	(865)

Cash Flows from Investing Activities
Acquisition of loans	—	(130,406)

Net cash used in investing activities	—	(130,406)

Cash Flows from Financing Activities
Contributions from members	4	131,271
Distributions to members	(12,370)	—

Net cash (used in) provided by financing activities	(12,366)	131,271

Net increase in cash	116	—
Cash, beginning of period	—	—

Cash, end of period	$116	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:

Escrow reserves acquired with loan portfolio	$—	$3,087

The accompanying notes are an integral part of these financial statements.

COLFIN NW FUNDING, LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2010

1. Organization and Operations

ColFin NW Funding, LLC (the “Company”), a Delaware limited liability company, was formed pursuant to the limited liability company agreement dated November 24, 2009, as amended and restated on February 10, 2010, for the purpose of investing in a portfolio of 25 first mortgage commercial real estate loans. The Company is owned 62.12% by Colony Distressed Credit Fund, L.P. and 37.88% by CFI RE Holdco, LLC (collectively, the “Members”). Prior to February 10, 2010, CFI RE Holdco, LLC’s share was owned by its parent, Colony Financial, Inc. The Members are managed by affiliates of Colony Capital, LLC (“Colony Capital”).

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

Restricted Cash and Escrow Reserves Held

Restricted cash and escrow reserves held represent escrow deposits from borrowers for property taxes, insurance and replacement reserves.

Loans Receivable

In December 2009, the Company purchased a portfolio of 25 first mortgage commercial real estate loans from a U.S. life insurance company for approximately 75% of the aggregate unpaid principal balance. The purchase price for the portfolio was approximately $130.4 million, excluding transaction costs. The underlying properties collateralizing the portfolio’s loans are located across 13 states and consist of retail, office and industrial properties and one hotel.

The loans are classified as held-for-investment because the Company has the intent and ability to hold the loans for the foreseeable future. Loans are recorded at amortized cost, or the outstanding unpaid principal balance of the loans, net of unamortized acquisition discount.

COLFIN WLH FUNDING, LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2010

Since the loan portfolio was purchased at a discount attributable, at least in part, to credit quality, the Company accounts for differences between contractual cash flows and cash flows expected to be collected from the loans. The yield that may be accreted (accretable yield) is limited to the excess of the Company’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the Company’s initial investment in the loan. The excess of contractual cash flows over cash flows expected at acquisition to be collected (nonaccretable difference) is not recognized as an adjustment of yield, loss accrual, or valuation allowance. Subsequent increases in cash flows expected to be collected generally will be recognized prospectively through adjustment of the loan or loan pool’s yield over its remaining life. Decreases in cash flows expected to be collected will be recognized as impairment.

The loan portfolio is considered a single performing loan pool for purposes of recognizing interest income and evaluating changes in estimated cash flows. The Company evaluates the loan pool for impairment on a quarterly basis and recognizes impairment on a loan when it is probable that the Company will not be able to collect all amounts estimated to be collected at the time of acquisition. As of December 31, 2010, there was no indication of impairment on the loan pool.

Income Taxes

Under federal and state income tax rules, limited liability companies are generally not subject to income taxes. Accordingly, no provision for income taxes is included in the accompanying financial statements. Income or loss is includable in the income tax returns of the Members. The Company periodically evaluates it tax positions, including its status as a pass-through entity, to evaluate whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of December 31, 2010 and 2009, the Company has not established a liability for uncertain tax positions.

Recent Accounting Updates

In July 2010, the Financial Accounting Standards Board issued new guidance that requires additional disclosures about the credit quality of financing receivables and the allowance for credit losses. The guidance defines two levels of disaggregation—portfolio segment and class of financing receivables – and amends existing disclosure requirements to include information about the credit quality of financing receivables and allowance for credit losses at a greater level of disaggregation. It also requires disclosures on credit quality indicators, past due information, and modifications of financing receivables by class of financing receivables and significant purchases and sales by portfolio segment. The new disclosure requirements take effect for nonpublic companies beginning in 2011. In January 2011, the FASB deferred the new disclosure requirements related to troubled debt restructurings. The Company is currently evaluating the potential additional disclosure requirements but does not expect a material impact to the financial position or results of operations of the Company.

COLFIN WLH FUNDING, LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2010

3. Loans Receivable

At acquisition, the weighted average remaining term of the loan portfolio was 8.2 years. The following table summarizes the accretable yield and nonaccretable difference on the loan portfolio at acquisition:

(In thousands)
Contractually required payments including interest	$254,976
Less: cash flows not expected to be collected (nonaccretable difference)	(34,822)
Total cash flows expected to be collected	220,154
Less: accretable yield	(89,748)

Estimated fair value of loan portfolio at acquisition	$130,406

The following table summarizes the changes in accretable yield from acquisition through December 31, 2010:

(In thousands)
Accretable yield at acquisition	$89,748
Accretion to interest income	(1,078)

Accretable yield at December 31, 2009	88,670
Accretion to interest income	(1,897)
Increase in expected cash flows	5,068

Accretable yield at December 31, 2010	$91,841

Activity in loans held for investment for period from November 24, 2009 (date of inception) to December 31, 2010 is summarized below:

(In thousands)
Balance at November 24, 2009	$—
Acquisition	130,406
Discount amortization	1,078

Balance at December 31, 2009	131,484
Discount amortization	1,897

Balance at December 31, 2010	$133,381

The following table summarizes the Company’s loans held for investment as of December 31, 2010 and 2009:

(In thousands)	December 31, 2010	December 31, 2009
Principal	$172,527	$174,700
Unamortized discount	(39,146)	(43,216)

	$133,381	$131,484

COLFIN WLH FUNDING, LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2010

As of December 31, 2009, the loans were paying in accordance with their terms (“Performing”). As of December 31, 2010, 24 loans were Performing and 1 loan was greater than 90 days past due (“Non-performing”). The following table summarizes the Company’s loans held for investment as of December 31, 2010:

(In thousands)	Number of Loans	Unpaid Principal Balance	Amortized Cost	Weighted Average Coupon	Weighted Average Maturity In Years
Performing	24	$166,670	$130,733	6.2%	7.2
Non-performing	1	5,857	2,648

Total	25	$172,527	$133,381

All loans have fixed interest rates ranging from 5.44% to 7.33% and maturity dates ranging from 2013 to 2023 except for two loans with a combined unpaid principal balance and amortized cost of $18,484,000 and $13,643,000, respectively, which bear fixed interest through January 2018 and variable interest thereafter. Scheduled maturities of loans as of December 31, 2010 are as follows:

(In thousands)	December 31, 2010
Less than one year	$—
Greater than one year and less than five years	15,329
Greater than or equal to five years	157,198

Total	$172,527

The Company estimates the fair value of loans receivable using inputs such as discounted cash flow projections, current interest rates available for similar instruments and other quantitative and qualitative factors. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different assumptions or methodologies could have a material effect on the estimated fair value amounts. At December 31, 2010 and 2009, the estimated fair value of loans receivable is $146.1 million and $130.6 million, respectively.

4. Related Party Transactions

The Members reimburse Colony Capital for certain expenses it incurs on the Company’s behalf. For the year ended December 31, 2010 and the period from November 24, 2009 (date of inception) to December 31, 2009, the Members reimbursed approximately $3,900 and $62,000, respectively, to Colony Capital on the Company’s behalf, which were recorded as member contributions. For the year ended December 31, 2010, the Company reimbursed Colony Capital $5,000 for administrative expenses.

5. Subsequent Events

The Company has evaluated all subsequent events through March 4, 2011, the date these financial statements were available to be issued, and determined that no events have occurred subsequent to December 31, 2010 that would require disclosure or recognition in the financial statements as of December 31, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLONY FINANCIAL, INC.

Dated: March 7, 2011	By:	/S/ DARREN J. TANGEN
Darren J. Tangen Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/S/ THOMAS J. BARRACK, JR. Thomas J. Barrack, Jr.	Executive Chairman of the Board of Directors	March 7, 2011

/S/ RICHARD B. SALTZMAN Richard B. Saltzman	Chief Executive Officer and President and Director (Principal Executive Officer)	March 7, 2011

/S/ DARREN J. TANGEN Darren J. Tangen	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 7, 2011

/S/ GEORGE G. C. PARKER George G. C. Parker	Director	March 7, 2011

/S/ JOHN A. SOMERS John A. Somers	Director	March 7, 2011

/S/ JOHN L. STEFFENS John L. Steffens	Director	March 7, 2011

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of Colony Financial, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-160323), filed on September 23, 2009)

3.2	Amended and Restated Bylaws of Colony Financial, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-160323), filed on September 18, 2009)

4.1	Specimen Common Stock Certificate of Colony Financial, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-160323), filed on September 18, 2009)

10.1	Private Placement Purchase Agreement between the Company and the persons listed on Schedule A thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 12, 2009)

10.2	Registration Rights Agreement by and among the Company and the persons listed on Schedule A thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on November 12, 2009)

10.3	Management Agreement among Colony Financial Manager, LLC, Colony Financial, Inc. and Colony Financial TRS, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on November 12, 2009)

10.4	Investment Allocation Agreement among Colony Financial, Inc., Colony Capital, LLC and Colony Financial Manager, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on November 12, 2009)

10.5	License Agreement between Colony Financial, Inc. and New Colony Investors, LLC regarding use of the Colony name (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed on November 12, 2009)

10.6	Secondment Agreement by and between Colony Financial, Inc. and Colony Capital, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed on November 12, 2009)

10.7	Indemnification Agreement by and between Colony Financial, Inc. and Thomas J. Barrack, Jr. (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed on November 12, 2009)

10.8	Indemnification Agreement by and between Colony Financial, Inc. and Richard B. Saltzman (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed on November 12, 2009)

10.9	Indemnification Agreement by and between Colony Financial, Inc. and Darren J. Tangen (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q, filed on November 12, 2009)

10.10	Indemnification Agreement by and between Colony Financial, Inc. and Kevin P. Traenkle (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q, filed on November 12, 2009)

10.11	Indemnification Agreement by and between Colony Financial, Inc. and Ronald M. Sanders (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q, filed on November 12, 2009)

Exhibit Number	Description
10.12	Indemnification Agreement by and between Colony Financial, Inc. and Mark M. Hedstrom (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q, filed on November 12, 2009)

10.13	Indemnification Agreement by and between Colony Financial, Inc. and George G. C. Parker (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q, filed on November 12, 2009)

10.14	Indemnification Agreement by and between Colony Financial, Inc. and John A. Somers (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q, filed on November 12, 2009)

10.15	Indemnification Agreement by and between Colony Financial, Inc. and John L. Steffens (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q, filed on November 12, 2009)

10.16	2009 Non-Executive Director Stock Plan of Colony Financial, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8, filed on September 29, 2009)

10.17	Form of Restricted Stock Award Agreement for Non-Executive Directors (incorporated by reference to Exhibit 10.9 to Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-160323), filed on September 23, 2009)

10.18	Form of Stock Option Award Agreement for Non-Executive Directors (incorporated by reference to Exhibit 10.13 to Amendment No. 4 to the Company’s Registration Statement filed on September 18, 2009)

10.19	Limited Guaranty, dated as of October 21, 2009, by ColFin FRB Investor, LLC in favor of Merrill Lynch Bank & Trust Co., F.S.B. (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed on March 22, 2010)

10.20	Amendment No. 1 to Management Agreement, dated as of August 11, 2010, among Colony Financial Manager, LLC, Colony Financial, Inc., and Colony Financial TRS, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on August 13, 2010)

10.21	Credit Agreement, dated as of September 16, 2010, among the Company, CFI Mezz Funding, LLC, CFI RE Holdco, LLC, ColFin ESH Funding, LLC, and each wholly-owned subsidiary of the Company that from time to time becomes a co-borrower thereto, as Borrowers, each lender from time to time party thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 the Company’s Current Report on Form 8-K filed on September 21, 2010)

10.22	Continuing Guaranty, dated as of September 16, 2010, made by and among each of the guarantors undersigned thereto, each a Guarantor, for the benefit of Bank of America, N.A., the Administrative Agent, and the Lenders (incorporated by reference to Exhibit 10.2 the Company’s Current Report on Form 8-K filed on September 21, 2010)

10.23	Pledge and Security Agreement, dated as of September 16, 2010, made by each of the pledgors undersigned thereto, each a Pledgor, in favor of Bank of America, N.A., as Administrative Agent, for the benefit of the secured parties thereto (incorporated by reference to Exhibit 10.3 the Company’s Current Report on Form 8-K filed on September 21, 2010)

10.24	Securities Purchase Agreement, dated December 20, 2010, among Colony Financial, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.1 the Company’s Current Report on Form 8-K filed on December 21, 2010)

10.25	Registration Rights Agreement, dated December 20, 2010, among Colony Financial, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.2 the Company’s Current Report on Form 8-K filed on December 21, 2010)

Exhibit Number	Description
21.1*	List of Subsidiaries of Colony Financial, Inc.

23.1*	Consent of Ernst & Young LLP

31.1*	Certification of Richard B. Saltzman, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Darren J. Tangen, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Richard B. Saltzman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Darren J. Tangen, Chief Financial Officer and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.