Form 10-Q
period 2011-03-31
Colony Financial, Inc.
filed 2011-05-10
CIK 1467076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 and Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 9, 2011, 32,909,000 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding.

COLONY FINANCIAL, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

COLONY FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2011 (Unaudited)	December 31, 2010
ASSETS
Investments in unconsolidated joint ventures	$259,111	$248,750
Cash and cash equivalents	8,467	66,245
Loans receivable, net	108,863	69,929
Subscriptions receivable, net	235,014	—
Other assets	7,938	5,533

Total assets	$619,393	$390,457

LIABILITIES AND EQUITY
Liabilities:
Line of credit	$—	$20,000
Secured financing	13,967	14,000
Accrued and other liabilities	5,555	3,380
Due to affiliates	1,898	2,214
Dividends payable	5,563	6,084
Deferred underwriting discounts and commissions payable to underwriters	5,750	5,750
Deferred underwriting discounts and commissions reimbursable to Manager	5,750	5,750

Total liabilities	38,483	57,178

Commitments and contingencies

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 450,000,000 shares authorized, 17,384,000 shares issued and outstanding	174	174
Additional paid-in capital	330,807	330,777
Common stock subscribed	235,014	—
Retained earnings	2,952	1,152
Accumulated other comprehensive income	1,715	936

Total stockholders’ equity	570,662	333,039
Noncontrolling interest	10,248	240

Total equity	580,910	333,279

Total liabilities and equity	$619,393	$390,457

The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Income
Equity in income of unconsolidated joint ventures	$8,484	$3,915
Interest income	2,165	170
Other operating income	561	—

Total income	11,210	4,085

Expenses
Base management fees	1,296	660
Investment expenses	369	99
Investment expenses reimbursed to affiliate	318	—
Interest expense	510	—
Administrative expenses	1,125	900
Administrative expenses reimbursed to affiliate	390	271

Total expenses	4,008	1,930

Foreign exchange loss, net of gain on foreign currency hedge of $9 and $5, respectively	(54)	(28)

Income before income taxes	7,148	2,127
Income tax benefit (provision)	228	(29)

Net income	7,376	2,098
Net income attributable to noncontrolling interest	13	2

Net income attributable to common stockholders	$7,363	$2,096

Net income per share:
Basic	$0.42	$0.14

Diluted	$0.41	$0.14

Weighted average number of common shares outstanding:
Basic	17,378,000	14,625,000

Diluted	17,840,500	14,912,500

Dividends declared per common share	$0.32	$0.16

The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash Flows from Operating Activities
Net income	$7,376	$2,098
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discount and net origination fees on purchased and originated loans	(467)	—
Amortization of nonvested common stock compensation	30	15
Amortization of loan costs	220	—
Equity in income of unconsolidated joint ventures	(8,484)	(3,915)
Distributions of income from unconsolidated joint ventures	4,016	2,362
Net foreign exchange loss	54	28
Changes in operating assets and liabilities:
Increase in other assets	(983)	(351)
Increase in accrued and other liabilities	328	445
(Decrease) increase in due to affiliates	(316)	387

Net cash provided by operating activities	1,774	1,069

Cash Flows from Investing Activities
Contributions to unconsolidated joint ventures	(4,985)	(58,062)
Distributions from unconsolidated joint ventures	598	316
Disbursements on originated loans	(39,100)	—
Repayments of principal on loans receivable	46	—
Proceeds from settlement of foreign exchange hedges	9	5

Net cash used in investing activities	(43,432)	(57,741)

Cash Flows from Financing Activities
Dividends paid to common stockholders	(6,084)	(1,024)
Line of credit payments	(20,000)	—
Principal payments on secured financing	(33)	—
Payment of offering costs	—	(125)
Contributions from noncontrolling interest	10,000	—
Distributions to noncontrolling interest	(8)	(2)

Net cash used in financing activities	(16,125)	(1,151)

Effect of exchange rates on cash and cash equivalents	5	—

Net decrease in cash	(57,778)	(57,823)
Cash and cash equivalents, beginning of period	66,245	157,330

Cash and cash equivalents, end of period	$8,467	$99,507

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$124	$—

Cash paid for income taxes	$23	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends payable	$5,563	$2,341

Origination fees receivable included in other assets	$587	$—

Common stock subscribed included in subscriptions receivable	$235,014	$—

The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

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

2. Common Stock Offering

On March 31, 2011, the Company entered into a binding underwriting agreement with a group of underwriters to sell 13,250,000 shares of the Company’s common stock, par value $0.01 per share, for $18.50 per share for an aggregate offering price of $245.1 million (the “First Quarter 2011 Common Stock Offering”). At March 31, 2011, $235.0 million, net of underwriting discounts and commissions of $10.1 million, is recorded as subscriptions receivable and common stock subscribed on the accompanying balance sheet. On April 6, 2011, the Company completed the First Quarter 2011 Common Stock Offering and issued 13,250,000 shares of its common stock and received proceeds of $235.0 million, net of underwriting discounts and commissions. The Company also incurred approximately $0.5 million in other offering costs. Total offering costs of $10.6 million, including the underwriting discounts and commissions, were recorded as a reduction of additional paid-in capital upon completion of the First Quarter 2011 Common Stock Offering.

On April 7, 2011, the underwriters exercised their overallotment option and on April 12, 2011, the Company issued an additional 2,100,000 shares of its common stock at $18.50 per share and received net proceeds of $37.2 million, net of underwriting discounts and commissions of approximately $1.6 million.

On December 20, 2010, the Company sold 2,750,000 shares of its common stock at a price per share of $20.25, to certain institutional investors (the “Investors”) in a private placement (“2010 Private Placement”). In connection with the 2010 Private Placement, the Investors that have not sold all of the shares that they acquired in the 2010 Private Placement have a right to participate in offerings of the Company’s common stock or common stock equivalents that occur on or before December 20, 2011, the one year anniversary of the closing of the 2010 Private Placement (the “Participation Period”). The participation right allows the Investors to maintain their percentage ownership interest in the Company calculated immediately prior to such offerings (subject to certain limitations). In addition, if any such offering during the Participation Period is for a per share price less than the then-prevailing adjusted purchase price (which will be adjusted from time to time as a result of, among other things, special dividends, stock splits and other similar events), the Company is required to make a cash payment to the Investors to reduce the aggregate purchase price of the 2010 Private Placement to the subsequent offering price (“Anti-Dilution Purchase Price Adjustment”).

As a result of the Company offering shares of its common stock in the First Quarter 2011 Common Stock Offering at a per share price of $18.50, the Company was obligated to make an Anti-Dilution Purchase Price Adjustment to certain of the Investors. Concurrently with completion of the First Quarter 2011 Common Stock Offering, the Company issued 175,000 shares of its common stock and made an aggregate cash payment of $162,500 to certain Investors for a total Anti-Dilution Purchase Price Adjustment of $3.4 million. In addition, certain of the Investors participated in the First Quarter 2011 Common Stock Offering as selling stockholders and sold all of the shares that they had acquired in the 2010 Private Placement. As a result, such Investors forfeited their right to receive an Anti-Dilution Purchase Price Adjustment in connection with the First Quarter 2011 Common Stock Offering.

3. Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying interim financial statements have been prepared, without audit, in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. However, the results of operations for the interim period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any other future period. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Investments in Unconsolidated Joint Ventures

Since the commencement of operations on September 29, 2009, most of the Company’s investment activities have been structured as joint ventures with one or more of the private investment funds or other investment vehicles managed by affiliates of Colony Capital, LLC (“Colony Capital”), the sole member of the Manager, pursuant to an investment allocation agreement. The Company has evaluated each of the joint ventures and concluded that either (1) they are not variable interest entities (“VIEs”) and the Company does not have a controlling financial interest; or (2) they are VIEs but the Company is not the primary beneficiary. Since the Company is not required to consolidate the joint ventures, the Company accounts for investments in these joint ventures using the equity method. The Company initially records its investments in unconsolidated joint ventures at cost and adjusts for the Company’s proportionate share of net earnings or losses, changes in other comprehensive income (loss), cash contributions made and distributions received, and other adjustments, as appropriate. Distributions of operating profit from the joint ventures are reported as part of operating cash flows. Distributions related to a capital transaction, such as a refinancing transaction or sale, are reported as investing activities. The joint ventures’ critical accounting policies are similar to the Company’s and their financial statements are prepared in accordance with GAAP.

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

The Company evaluates loans for impairment on a quarterly basis, and recognizes impairment on a loan when it is probable that the Company will not be able to collect all amounts according to the contractual terms of the loan agreement. The Company measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral. Income recognition is suspended for loans when, in the opinion of management, a full recovery of income and cost basis becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. As of March 31, 2011, there was no indication of impairment on the loans.

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

The Company periodically evaluates it tax positions to evaluate whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of March 31, 2011, the Company has not established a liability for uncertain tax positions.

Segment Reporting

The Company is a REIT focused on acquiring and originating commercial mortgage loans and other commercial real estate-related debt investments and currently operates as a single reportable segment.

Change in Statements of Operations Presentation

Income tax provision for the three months ended March 31, 2010 has been reclassified from administrative expenses to be presented in a separate line item in the Company’s consolidated statements of operations to conform to the current period presentation.

Recent Accounting Updates

In April 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance for evaluating whether a restructuring of a receivable by a creditor constitutes a troubled debt restructuring. Under this guidance, in making such an evaluation, the creditor must separately conclude that (1) the restructuring constitutes a concession and (2) the debtor is experiencing financial difficulties, and clarifies the guidance on reaching such conclusions. It also clarifies that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a troubled debt restructuring. This guidance is effective for the first interim period beginning on or after June 15, 2011, to be applied retrospectively to the beginning of the annual period of adoption. The Company is currently evaluating the effect, if any, the adoption of this guidance will have on its consolidated financial position and results of operations.

4. Investments in Unconsolidated Joint Ventures

Pursuant to the investment allocation agreement between the Company, the Manager and Colony Capital, most of the Company’s investment activities have been structured as joint ventures with one or more funds or other investment vehicles managed by Colony Capital or its affiliates. The joint ventures are generally capitalized through equity contributions from the members, although in certain cases they have leveraged their investments through Term Asset-Backed Securities Loan Facility (“TALF”) financing or other lending arrangements. The Company’s exposure to the joint ventures is limited to amounts invested or committed to the joint ventures at inception, and neither the Company nor the other investors are required to provide financial or other support in excess of their capital commitments.

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

Activity in the Company’s investments in unconsolidated joint ventures for the three months ended March 31, 2011 is summarized below:

(In thousands)
Balance at December 31, 2010	$248,750
Contributions	4,985
Distributions	(4,614)
Equity in net income	8,484
Equity in other comprehensive income	147
Foreign currency translation gain	1,359

Balance at March 31, 2011	$259,111

The Company’s interest in each joint venture as of March 31, 2011 is as follows:

Joint Venture	The Company’s Ownership Percentage
ColFin NW Funding, LLC (“NW Investor”)	37.88%
ColFin WLH Funding, LLC (“WLH Investor”)	24.03%
ColFin DB Guarantor, LLC (“DB Investor”)	33.33%
ColFin FRB Investor, LLC (“FRB Investor”)	5.91%
ColFin 666 Funding, LLC (“666 Investor”)	33.33%
Colony Funds Sants S.à r.l. (“Colonial Investor”)	5.12%
ColFin Axle Funding, LLC (“Axle Investor”)	4.50%
ColFin ALS Funding, LLC (“ALS Investor”)	33.33%
ColFin J-11 Funding, LLC (“J-11 Investor”)	33.33%
C-VIII CDCF CFI MBS Investor, LLC (“MBS Investor”)	33.33%
ColLaguna (Lux) S.à r.l. (“Laguna Investor”)	33.33%
ColFord S.à r.l. (“Ford Investor”)	10.60%
ColFin 2011 ADC Funding, LLC (“ADC Investor”)	8.45%
ColCrystal S.à r.l. (“Crystal Investor”)	33.33%
ColFin WLH Land Acquisitions, LLC (“WLH Land Investor”)	24.03%
ColFin Milestone West Funding, LLC (“Milestone West Investor”)	17.30%
Matrix Advisors BC, LLC (“BC Investor”)	33.33%
Matrix CDCF-CFI Advisors VI, LLC (“Matrix Investor”)	33.33%
ColFin Milestone North Funding, LLC (“Milestone North Investor”)	15.30%

The Company made the following investment in an unconsolidated joint venture during the three months ended March 31, 2011:

•

On January 26, 2011, ADC Investor, a joint venture with investment funds managed by affiliates of the Manager, consummated a structured transaction with the Federal Deposit Insurance Corporation (the “FDIC”) to acquire a portfolio of loans. ADC Investor acquired a 50% managing member equity interest in a newly formed limited liability company (the “ADC FDIC Venture”) created to hold the acquired loans, with the FDIC retaining the other 50% equity interest. This portfolio of loans includes 1,505 loans with an aggregate UPB of approximately $817 million, consisting of substantially all first mortgage recourse acquisition, development and construction real estate loans. The portfolio was effectively acquired at approximately 24% of the UPB of the loans, with an aggregate cash payment to the FDIC of approximately $48.2 million (excluding working capital and transaction costs) for the 50% equity interest. The financing of the transaction included 50% leverage in the form of $100.3 million of zero-coupon notes (while there is no interest payable on the loans, interest is imputed at 2.6% for financial reporting purposes) provided by the FDIC, with a term of up to seven years, which must be paid in full prior to any distributions to the equity holders. ADC FDIC Venture pays an asset management company, which is owned 8.5% by the Company and 91.5% by a subsidiary of Colony Capital, a 75-basis point asset management fee, which is calculated based on the aggregate UPB of the outstanding portfolio (which will be used to pay costs associated with primary and special servicing). The Company contributed $4.1 million, exclusive of its pro rata share of the required working capital and transaction costs. In addition, the Company and the investment funds managed by affiliates of the Manager funded an additional $5.0 million in cash to satisfy the additional security requirement set forth in the FDIC transaction documents. The Company’s share of this additional security funding was approximately $0.4 million.

Combined condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures:

Combined Condensed Balance Sheets of Unconsolidated Joint Ventures

(In thousands)	March 31, 2011	December 31, 2010
Assets:
Cash and cash equivalents	$41,537	$23,612
Loans held for investment, net	2,202,344	2,053,847
Available-for-sale investment securities	57,793	56,817
Investments in unconsolidated joint ventures	655,547	641,125
Other assets	311,483	197,957

Total assets	$3,268,704	$2,973,358

Liabilities:
Debt	$952,287	$850,145
Other liabilities	16,136	12,974

Total liabilities	968,423	863,119
Owners’ equity	1,680,332	1,565,278
Noncontrolling interest	619,949	544,961

Total liabilities and equity	$3,268,704	$2,973,358

Company’s share of equity	$259,111	$248,750

Combined Condensed Statements of Operations of Unconsolidated Joint Ventures

	Three Months Ended March 31,
(In thousands)	2011	2010
Income:
Interest income	$67,821	$18,406
Equity in income of unconsolidated joint ventures	19,656	5,425
Other	3,594	640

Total income	91,071	24,471

Expenses:
Interest expense	6,073	2,260
Asset management expenses reimbursed to affiliate of Colony Capital	1,965	—
Other	8,970	4,652

Total expenses	17,008	6,912

Other income:
Net realized gain on sale of investments	747	—

Net income	74,810	17,559
Net income attributable to noncontrolling interest	21,337	170

Net income attributable to members	$53,473	$17,389

Company’s equity in net income	$8,484	$3,915

For the three months ended March 31, 2011 and 2010, NW Investor and WLH Investor individually generated greater than 10% of total income. On a combined basis, these investments generated 31% and 80% of total income for the three months ended March 31, 2011 and 2010, respectively.

Effective January 1, 2011, the asset management companies that manage DB Investor, Axle Investor and ADC Investor, in which the Company has a 33.33%, 4.50% and 8.45% interest, respectively, receive allocations of compensation, overhead and direct costs from an affiliate of the Manager pursuant to a cost allocation arrangement for services, certain components of which were previously provided by third parties. For the three months ended March 31, 2011, the asset management companies were allocated approximately $2.0 million from such affiliate of the Manager. The Company’s proportionate share, based upon its percentage interests in the asset management companies, is $327,000.

The accounting policies of the joint ventures are similar to those of the Company. Loans originated by the joint ventures are recorded at amortized cost, or the outstanding UPB of the loan, net of unamortized acquisition premiums or discounts and unamortized costs and fees directly associated with the origination of the loan. Net deferred loan fees and origination costs are recognized in interest income over the loan term as a yield adjustment using the effective interest method or a method that approximates a level rate of return over the loan term. Loans acquired at a discount to face value where, at the acquisition date, the joint venture expects to collect less than the contractual amounts due under the terms of the loan based, at least in part, on the assessment of the credit quality of the borrower are recorded at the initial investment in the loan and subsequently accreted to the estimate of cash flows at acquisition expected to be collected. Acquired portfolios of credit-distressed loans may be aggregated into loan pools based upon common risk characteristics, including loan performance, collateral type, and/or geographic location of the collateral. Once a loan pool is identified, a composite interest rate and estimate of cash flows expected to be collected are used to recognize accretion. Costs and fees directly associated with acquiring loans with evidence of deteriorated credit quality are expensed as incurred. Loans are considered impaired when it is deemed probable that the joint venture will not be able to collect all amounts due according to the contractual terms of the loan or, for loans acquired at a discount to face value, when it is deemed probable that the joint venture will not be able to collect all amounts estimated to be collected at the time of acquisition. No impairment charges were recorded during the three months ended March 31, 2011 or 2010.

In March 2011, William Lyon Homes, Inc. (“WLH”), the borrower of the $206 million senior secured term loan (the “WLH Secured Loan”) made by WLH Investor, informed WLH Investor that, upon completion of its year-end financial statements, WLH may be required to recognize an impairment to certain of its assets that could result in a decrease in WLH’s tangible net worth to below the $75 million minimum required under the WLH Secured Loan (the “Net Worth Covenant”). On March 18, 2011, the loan agreement for the WLH Secured Loan was amended to provide that, from December 31, 2010 to, but excluding, December 31, 2011, a default of the Net Worth Covenant will be triggered only if WLH fails to maintain the required level of tangible net worth for two consecutive fiscal quarters. Recently, WLH again informed WLH Investor that WLH had not yet completed its year-end financial statements and that such previously discussed potential impairments could result in a decrease in WLH’s tangible net worth to below $75 million, both as of December 31, 2010 and as of March 31, 2011, resulting in a potential default of the amended Net Worth Covenant. In April 2011, WLH Investor granted a waiver of the Net Worth Covenant and certain financial reporting requirements until July 19, 2011. Notwithstanding the current uncertainty regarding the Net Worth Covenant, management believes that the value of the collateral securing the loan is significantly in excess of the entire UPB and other amounts due thereunder and, as a result, determined that no impairment of its investment in WLH Investor is required at this time. To date, WLH has made all payments due and owing under the loan.

5. Loans Receivable

On March 31, 2011, the Company, through a 74.4%-owned subsidiary, acquired an existing $60 million first mortgage loan secured by fee simple condominium interests within two Manhattan mixed-use buildings. The loan was acquired for $38 million, representing a 37% discount to the outstanding principal balance of the loan. Simultaneously upon closing, the loan was restructured to reflect a $39.1 million principal balance, with a 1.5% origination fee and a five-year term. The restructured loan consists of two notes with a fixed blended interest rate of 11% per annum, of which 2% may be paid-in-kind for the first two years at the borrower’s option and requires quarterly principal payments of $375,000 beginning April 2013. The loan is subject to a 2% exit fee and may be prepaid, subject to certain prepayment fees. The Company contributed $29.1 million, and an investment vehicle managed by Colony Capital, which owns the 25.6% noncontrolling interest, contributed $10.0 million.

Activity in loans held for investment for the three months ended March 31, 2011 is summarized below:

(In thousands)
Balance at December 31, 2010	$69,929
Acquisitions and originations	38,513
Discount and net loan fee amortization	467
Principal repayments	(46)

Balance at March 31, 2011	$108,863

The following table summarizes the Company’s loans held for investment:

(In thousands)	March 31, 2011	December 31, 2010
Principal	$110,298	$71,244
Unamortized discount and net loan fees	(1,435)	(1,315)

	$108,863	$69,929

Weighted average coupon	9.8%	9.2%
Weighted average maturity in years	4.3	4.2

In February 2011, the maturity on a loan with a principal balance of $20.7 million was extended from December 2015 to January 2016. Scheduled principal payments required under the loan agreements as of March 31, 2011, reflecting the changes since December 31, 2010, are as follows:

Year Ending December 31,	(In thousands)
Remaining 2011	$13,176
2012	262
2013	1,414
2014	1,814
2015	39,340
Thereafter	54,292

Total	$110,298

All loans were paying in accordance with their terms as of March 31, 2011 and no impairment indicators were noted during evaluation. Therefore, no allowance for loan losses was deemed necessary as of March 31, 2011.

6. Derivative Instruments

The Company has investments in four unconsolidated joint ventures denominated in Euro that expose the Company to foreign currency risk. At March 31, 2011, the Company’s net investments in such joint ventures totaled approximately €17.3 million, or $24.5 million. The Company generally uses collars (consisting of caps and floors) without upfront premium costs to hedge the foreign currency exposure of its net investments and does not anticipate entering into derivative transactions for speculative or trading purposes. At March 31, 2011, the total notional amount of the collars is approximately €14.1 million with termination dates ranging from June 2011 to July 2013.

The fair values of derivative instruments included in the Company’s consolidated balance sheets are as follows:

(In thousands)	March 31, 2011	December 31, 2010
Assets
Foreign exchange contracts designated as hedging instruments included in other assets	$648	$1,160

Liabilities
Foreign exchange contracts designated as hedging instruments included in accrued and other liabilities	$750	$636

For the three months ended March 31, 2011 and 2010, net settlement gain on foreign currency collars of $9,000 and $5,000, respectively, was reclassified from accumulated other comprehensive income and is offset against net foreign exchange loss in the consolidated statements of operations. No gain or loss was recognized due to hedge ineffectiveness.

Certain counterparties to the derivative instruments require the Company to deposit cash or other eligible collateral for derivative financial liabilities exceeding $100,000. Through March 31, 2011, the fair value of the net derivative financial liabilities subject to the collateral requirement has not exceeded this amount.

7. Fair Value Measurements

Financial Instruments Reported at Fair Value

The Company records its financial derivative instruments at fair value on a recurring basis in accordance with GAAP. The following table summarizes the fair values of those assets and liabilities:

	March 31, 2011				December 31, 2010
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Derivative instruments	$—	$648	$—	$648	$—	$1,160	$—	$1,160

Liabilities
Derivative instruments	$—	$750	$—	$750	$—	$636	$—	$636

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

Fair Value Disclosure of Financial Instruments Reported at Cost

The Company estimates the fair value of financial instruments carried at historical cost on a quarterly basis. These instruments are recorded at fair value only if they are impaired. No impairment charges were recognized during the three months ended March 31, 2011 and 2010. In cases where quoted market prices are not available, fair values are estimated using inputs such as discounted cash flow projections, market comparables, dealer quotes and other quantitative and qualitative factors. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different assumptions or methodologies could have a material effect on the estimated fair value amounts.

The carrying values of interest receivable and accrued and other liabilities approximate their fair values due to their short term nature. At December 31, 2010, the carrying values of the line of credit and secured debt approximate their fair values since their contractual rates approximate their market rates due to the fact that the arrangements were entered into shortly before the balance sheet date. At March 31, 2011, the fair value of secured debt was estimated by discounting expected future cash outlays at current interest rates available for similar instruments.

The following table presents the estimated fair values and carrying values of the Company’s financial instruments carried at cost:

	March 31, 2011		December 31, 2010
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets
Investments in unconsolidated joint ventures	$300,119	$259,111	$289,090	$248,750
Loans receivable, net	110,237	108,863	71,399	69,929
Liabilities
Line of credit	—	—	20,000	20,000
Secured financing	14,000	13,967	14,000	14,000

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

Revolving loans under the Credit Agreement accrue interest at a per annum rate equal to the sum of, at the Company’s election, the one, two, three, six, or twelve-month LIBOR plus 4%, with a 1% LIBOR floor. In addition, the Company pays a commitment fee of 0.5% of the unused amount, payable quarterly. At March 31, 2011, no amounts were outstanding under the Credit Agreement.

The amount available for draw under the Credit Agreement is limited by a borrowing base, which is calculated based upon the value of eligible assets and the annual cash flow generated by these assets. To be included in the borrowing base an asset must meet certain criteria set forth in the Credit Agreement, including being free of all liens and pledges and, when taken with all other borrowing base assets, the average time to maturity must be at least 3.5 years. At March 31, 2011, the borrowing base was $65.1 million and the Company was in compliance with all financial covenants associated with the Credit Agreement.

9. Earnings per Share

The Company calculates basic earnings per share using the two-class method which allocates earnings per share for each share of common stock and nonvested shares containing nonforfeitable rights to dividends and dividend equivalents treated as participating securities. The following table reconciles the numerator and denominator of the basic and diluted per-share computations for net income available to common stockholders:

	Three Months Ended March 31,
(In thousands, except share and per share data)	2011	2010
Numerator:
Net income	$7,376	$2,098
Net income attributable to noncontrolling interest	13	2

Net income available to common stockholders	7,363	2,096
Net income allocated to participating securities (nonvested shares)	2	1

Numerator for basic and diluted net income allocated to common stockholders	$7,361	$2,095

Denominator:
Basic weighted average number of common shares outstanding	17,378,000	14,625,000
Weighted average effect of dilutive shares (1)	462,500	287,500

Diluted weighted average number of common shares outstanding	17,840,500	14,912,500

Earnings per share:
Net income available to common stockholders per share–basic	$0.42	$0.14

Net income available to common stockholders per share–diluted	$0.41	$0.14

(1)

Included in dilutive shares for the three months ended March 31, 2011 and 2010 are 287,500 shares of common stock issuable for reimbursement of the Manager’s payment of underwriting discounts and commissions incurred in connection with the IPO. Included in dilutive shares for the three months ended March 31, 2011 are 175,000 shares of common stock issuable to certain Investors in the 2010 Private Placement in connection with the First Quarter 2011 Common Stock Offering (Note 2).

10. Related Party Transactions

The Company’s Manager provides the day-to-day management of the Company’s operations pursuant to a management agreement and earns base management and incentive fees. The Company reimburses the Manager for expenditures the Manager incurs on behalf the Company, including legal, accounting, financial, due diligence and other services, as well as a pro rata share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Manager and its affiliates required for the Company’s operations. The Company does not reimburse the Manager for the salaries and other compensation of its personnel. However, pursuant to a secondment agreement between the Company and Colony Capital, the Company is responsible for Colony Capital’s expenses incurred in employing the Company’s chief financial officer.

Milestone West Investor and Milestone North Investor receive asset management services from Colony AMC Milestone West, LLC (“AMC Milestone West”) and Colony AMC Milestone North, LLC (“AMC Milestone North”), respectively (each an “asset management company”), each a wholly-owned subsidiary of the Company. Milestone West Investor and Milestone North Investor pay each respective asset management company an annual 50-basis point asset management fee calculated on the aggregate UPB of each respective loan portfolio. In addition, Milestone North Investor reimburses AMC Milestone North for any expenses not covered by the 50-basis point fee. For the three months ended March 31, 2011, the Company earned asset management fees of $347,000 and expense reimbursements of $214,000.

Effective January 1, 2011, AMC Milestone West and AMC Milestone North receive allocations of compensation, overhead and direct costs from an affiliate of the Manager pursuant to a cost allocation arrangement. For the three months ended March 31, 2011, the asset management companies were allocated $318,000 from such affiliate of the Manager.

The following table summarizes the amounts incurred by the Company and reimbursable to the Manager or its affiliates:

	Three Months Ended March 31,
(In thousands)	2011	2010
Base management fees	$1,296	$660
Compensation pursuant to secondment agreement	354	227
Allocated and direct investment-related costs	347	110
Allocated and direct administrative expenses	36	44

	$2,033	$1,041

11. Stock-Based Compensation

The Company’s 2009 Non-Executive Director Stock Plan (the “Director Stock Plan”) provides for the grant of restricted stock, restricted stock units and other stock-based awards to its non-executive directors. The maximum number of shares of stock reserved under the Director Stock Plan is 100,000. There was no vesting or share grants during the three months ended March 31, 2011. The individual share awards vest in equal annual installments over the applicable service vesting period, generally one to two years.

For the three months ended March 31, 2011 and 2010, the Company recognized compensation cost of $30,000 and $15,000, respectively, related to the restricted stock awards. As of March 31, 2011, there was $65,000 of total unrecognized compensation cost related to nonvested shares granted under the Director Stock Plan. That cost is expected to be fully recognized during 2011.

12. Other Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended March 31,
(In thousands)	2011	2010
Net income	$7,376	$2,098
Other comprehensive income:
Equity in other comprehensive income of unconsolidated joint venture	147	548
Unrealized (loss) gain on fair value of derivative instruments designated as hedges, net of deferred tax benefit (liability) of $96 and $(71), respectively	(530)	344
Foreign currency translation gain (loss), net of deferred tax (liability) benefit of $(262) and $216, respectively	1,102	(684)
Realized foreign exchange loss reclassified from accumulated other comprehensive loss	63	33

Comprehensive income	8,158	2,339
Comprehensive income attributable to noncontrolling interest	16	13

Comprehensive income attributable to the Company	$8,142	$2,326

The components of accumulated other comprehensive income attributable to the Company are as follows:

(In thousands)	March 31, 2011	December 31, 2010
Equity in accumulated other comprehensive income of unconsolidated joint venture	$1,554	$1,410
Net unrealized gain on fair value of derivative instruments designated as hedges, net of deferred tax benefit of $173 and $77, respectively	71	601
Net unrealized gain (loss) on foreign currency translation, net of deferred tax liability of $319 and $57, respectively	90	(1,075)

	$1,715	$936

13. Income Taxes

The Company’s TRSs, which directly and indirectly hold certain of the Company’s investments in unconsolidated joint ventures, are subject to corporate level federal, state, foreign and local income taxes. The Company’s income tax benefit (provision) are as follows:

	Three Months Ended March 31,
(In thousands)	2011	2010
Current
Federal	$(163)	$(15)
State	(18)	(14)

Total current provision	(181)	(29)

Deferred
Federal	409	—

Total deferred benefit	409	—

Total income tax benefit (provision)	$228	$(29)

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The deferred tax assets and liabilities of the TRSs relate primarily to temporary differences in the book and tax income of TRSs and operating loss carryforwards for federal and state income tax purposes, as well as the tax effect of accumulated other comprehensive income of TRSs. A valuation allowance for deferred tax assets is provided if the Company believes it is more likely than not that all or some portion of the deferred tax assets will not be realized. Realization of deferred tax assets is dependent on the Company generating sufficient taxable income in future periods.

At March 31, 2011, the Company recognized a deferred tax asset of $409,000 associated with temporary differences related to income recognition from its investments in unconsolidated foreign joint ventures and the tax bases of certain of its other unconsolidated joint ventures. In addition, the Company recognized deferred tax assets and liabilities of $236,000 and $382,000, respectively, to reflect the potential benefits and obligations related to other comprehensive income attributable to hedging activities and foreign currency translation. The deferred tax assets and liabilities are included under the captions other assets and accrued and other liabilities, respectively, in the accompanying consolidated balance sheets. At December 31, 2010, the Company did not have significant net deferred tax assets or deferred tax liabilities.

14. Commitments and Contingencies

Pursuant to the operating agreements of certain unconsolidated joint ventures, the joint venture partners may be required to fund additional amounts for customary and ordinary operating costs or guaranties of the joint ventures. At March 31, 2011, the Company’s share of those commitments for DB Investor, Axle Investor, and Milestone North Investor is $1.7 million, $0.3 million, and $0.4 million, respectively.

On March 30, 2011, the Company accepted a 50% allocation of a commitment to originate a senior secured multiple draw term loan for up to $18 million secured by substantially all the assets of Grubb & Ellis Company (“G&E”) and its affiliates, a national real estate services firm engaged in brokerage, asset management and investment management. The Company’s pro rata share of the loan is up to $9 million. The loan will have an eleven-month term, bear interest at an average fixed rate of 11.6% per annum, all of which can be paid-in-kind at the borrower’s option, and includes an upfront 1% origination fee and certain prepayment fees. On April 15, 2011, the Company, through a newly-formed joint venture with an investment fund managed by an affiliate of the Manager, funded the first draw of the loan in the amount of $9 million, less a 1% origination fee on the total commitment. The Company’s share of the net initial funding was $4.4 million. In connection with the loan closing, the Company received a common stock purchase warrant for up to 3,356,000 shares of G&E’s common stock, representing approximately 4.8% of G&E’s common shares outstanding. The warrants have an exercise price of $0.01 per share and are exercisable upon (1) the occurrence of certain fundamental changes, such as a recapitalization, dissolution, change in control or other events as defined in the warrant agreement, or (2) if the volume-weighted average price of G&E’s common stock for any consecutive 30-day period prior to the date of exercise is equal to or greater than $1.10. G&E can make an additional draw under the term loan of up to $9 million. The Company’s pro rata share of the additional commitment is $4.5 million.

Under certain circumstances, the Company may be required to make an additional cash payment to certain 2010 Private Placement Investors for the Anti-Dilution Purchase Price Adjustment (see Note 2).

15. Subsequent Events

        As described in Note 2, the Company completed the First Quarter 2011 Common Stock Offering on April 6, 2011, at which time the Company received $235.0 million in payment for subscriptions receivable and issued 13,250,000 shares of its common stock. On April 12, 2011, the Company issued an additional 2,100,000 shares of its common stock at $18.50 per share upon exercise of the overallotment option by the underwriters and received net proceeds of $37.2 million. In connection with the First Quarter 2011 Common Stock Offering, the Company issued 175,000 shares of its common stock and made an aggregate cash payment of $162,500 to certain Investors in the 2010 Private Placement.

On April 15, 2011, the Company invested $4.4 million in a joint venture with an investment fund managed by an affiliate of the Manager that originated a senior secured term loan to G&E (Note 14).

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

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the accompanying notes thereto, which are included in Item 1 of this Report, as well as the information contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which is accessible on the Securities and Exchange Commission’s (the “SEC”) website at www.sec.gov.

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

While forward-looking statements reflect our good faith beliefs, assumptions and expectations, they are not guarantees of future performance. Furthermore, we disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. We caution investors not to place undue reliance on these forward-looking statements and urge you to carefully review the disclosures we make concerning risks in sections entitled “Risk Factors,” “Forward-Looking Statements,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Overview

We are a real estate finance company that was organized in June 2009 to acquire, originate and manage a diversified portfolio of real estate-related debt instruments. We completed the initial public offering (“IPO”) and concurrent private placement of our common stock on September 29, 2009. We focus primarily on acquiring, originating and managing commercial mortgage loans, which may be performing, sub-performing or non-performing loans (including loan-to-own strategies), and other commercial real estate-related debt investments. We also may acquire other real estate and real estate-related debt assets. We collectively refer to commercial mortgage loans, other commercial real estate-related debt investments, commercial mortgage-backed securities (“CMBS”), real estate owned (“REO”) properties and other real estate and real estate-related assets as our target assets. See “Business—Our Target Assets” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

We elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes, commencing with our initial taxable year ended December 31, 2009. We also intend to operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940 (the “1940 Act”).

Business Objective and Outlook

Our objective is to provide attractive risk-adjusted returns to our investors, primarily through dividends and secondarily through capital appreciation. We intend to achieve this objective through investments in, and through acquisitions or originations and active management of, a diversified investment portfolio of performing, sub-performing and non-performing commercial mortgage loans and other attractively priced real estate-related debt investments. We believe there are abundant opportunities among our target assets that currently present attractive risk-return profiles. We believe that events in the financial markets have created significant dislocation between price and intrinsic value in certain of our target assets and that attractive investment opportunities will be available for a number of years. We believe that we are well positioned to capitalize on such opportunities as well as to remain flexible to adapt our strategy as market conditions change. We also believe that our Manager’s and its affiliates’ in-depth understanding of commercial real estate and real estate-related investments (including our target assets), and in-house underwriting and asset management capabilities, enable us to acquire assets with attractive risk-adjusted return profiles and the potential for meaningful capital appreciation.

Recent Developments

First Quarter 2011 Common Stock Offering

On March 31, 2011, we entered into a binding underwriting agreement with a group of underwriters to sell 13,250,000 shares of our common stock, par value $0.01 per share, for $18.50 per share for an aggregate offering price of $245.1 million (the “First Quarter 2011 Common Stock Offering”). On April 6, 2011, we completed the First Quarter 2011 Common Stock Offering and issued 13,250,000 shares of our common stock and received proceeds of $235.0 million, net of underwriting discounts and commissions. We also incurred approximately $0.5 million in other offering costs. Total offering costs of $10.6 million, including the underwriting discounts and commissions, were recorded as a reduction of additional paid-in capital upon completion of the First Quarter 2011 Common Stock Offering.

On April 7, 2011, the underwriters exercised their overallotment option and on April 12, 2011, we issued an additional 2,100,000 shares of our common stock at $18.50 per share and received net proceeds of $37.2 million, net of underwriting discounts and commissions of approximately $1.6 million.

2010 Private Placement

On December 20, 2010, we sold 2,750,000 shares of our common stock, par value $0.01 per share, at a price per share of $20.25, to certain institutional investors (the “Investors”) in a private placement (“2010 Private Placement”), resulting in gross proceeds of $55.7 million. In connection with the 2010 Private Placement, we incurred $0.2 million in offering costs. The Investors that have not sold all of the shares that they acquired in the 2010 Private Placement have a right to participate in future offerings of our common stock or common stock equivalents within one year of the closing of the 2010 Private Placement. The participation right allows the Investors to maintain their percentage ownership interest in the Company calculated immediately prior to such future offering (subject to certain limitations). In addition, if any future offering during the one-year period after the closing of the 2010 Private Placement is for a per share price less than the adjusted purchase price (which will be adjusted from time to time as a result of, among other things, special dividends, stock splits and other similar events), we will make a cash payment to the Investors to reduce the aggregate purchase price of the 2010 Private Placement to the subsequent offering price (“Anti-Dilution Purchase Price Adjustment”).

As a result of our offering shares of our common stock in the First Quarter 2011 Common Stock Offering at a per share price of $18.50, we were obligated to make an Anti-Dilution Purchase Price Adjustment to certain of the Investors. Concurrently with completion of the First Quarter 2011 Common Stock Offering, we issued 175,000 shares of our common stock and made an aggregate cash payment of $162,500 to certain Investors for a total Anti-Dilution Purchase Price Adjustment of $3.4 million. In addition, certain of the Investors participated in the First Quarter 2011 Common Stock Offering as selling shareholders and sold all of the shares that they had acquired in the 2010 Private Placement. As a result, such Investors forfeited their right to receive an Anti-Dilution Purchase Price Adjustment.

Investment Activities

Since the closing of our IPO on September 29, 2009, we have been actively investing in our target assets. Many of our investments have been structured as joint ventures with one or more of the private investment funds managed by Colony Capital or its affiliates. For more information about our investment allocation agreement and conflicts of interest that may arise in connection with these co-investments, see “Business—Conflicts of Interest and Related Policies” and “Business—Co-Investment Funds” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Our Investments

The following table sets forth certain information as of the acquisition or commitment date regarding the investments consummated and committed to as of May 5, 2011:

(Dollars in thousands) Our Investments	Invested(1)	Committed(1)	Total	Our Ownership of Total Colony Managed Investments(2)	Total Colony Managed Investments(3)	Unpaid Principal Balance	Date of Initial Investment	Description
U.S. Life Insurance Loan Portfolio	$49,700	$—	$49,700	37.9%	$131,300	$174,700	Dec-09	25 fixed-rate first mortgages secured by commercial real estate
WLH Secured Loan	48,000	—	48,000	24.0%	199,800	206,000	Oct-09	Senior secured term loan secured by first mortgages on residential land and security interests in cash and other assets
Extended Stay Loan	37,400	—	37,400	66.7%	56,100	56,300	Oct-10	Performing mezzanine loan to Extended Stay Hotels, which includes 664 hotel portfolio
DB FDIC Portfolio	33,000	1,700	34,700	33.3%	103,900	1,020,000	Jan-10	Approximately 1,200 performing and non-performing loans secured mostly by commercial real estate
Manhattan Landmark Buildings Loan	29,100	—	29,100	74.4%	39,100	39,100	Mar-11	Performing first mortgage secured by two landmark properties in Manhattan
First Republic Bank(4)	24,000	—	24,000	5.9%	406,000	NA	Jun-10	Equity stake in financial institution with approximately $20 billion of assets
Class A Manhattan Office Loan Participation	15,000	—	15,000	33.3%	44,900	66,000	Mar-10	First mortgage pari-passu participation interest secured by Class A midtown Manhattan office building
Spanish REOC/Colonial Loan	12,500	—	12,500	5.1%	245,000	658,700	Nov-09	Syndicated senior secured loan to a Spanish commercial real estate company
Hotel Portfolio Loan	10,700	—	10,700	33.3%	32,000	39,000	Apr-10	Senior mezzanine loan indirectly secured by a portfolio of 103 limited service hotels
Barclays FDIC Portfolio	10,000	300	10,300	4.5%	229,900	1,849,200	Jul-10	Approximately 1,660 performing and non-performing loans consisting of substantially all first mortgage recourse commercial real estate loans
West Village Loan	9,900	—	9,900	33.3%	29,800	30,400	Mar-10	Recourse loan secured by first liens on two West Village Manhattan townhomes and a photography catalogue
G&E Secured Loan	4,400	4,500	8,900	50.0%	17,800	18,000	Apr-11	Senior secured multiple draw loan secured by assets of Grubb & Ellis Company and its affiliates
U.S. Commercial Bank Loan Portfolio	6,700	—	6,700	33.3%	20,100	33,000	Dec-09	10 performing and one delinquent, fixed rate first mortgages secured by commercial real estate
2100 Grand B-Note	6,600	—	6,600	100%	6,600	6,800	Dec-10	First mortgage B-note participation interest secured by an office building in El Segundo, CA
German Loan Portfolio	5,300	—	5,300	33.3%	16,000	91,000	Dec-09	94 primarily first mortgage non-performing commercial real estate loans
German Loan Portfolio III	5,300	—	5,300	10.6%	49,900	135,500	Jul-10	18 non-performing commercial real estate loans
Cushman ADC FDIC Portfolio	5,000	—	5,000	8.5%	59,200	817,100	Jan-11	Approximately 1,500 performing and non-performing loans secured mostly by commercial real estate
CMBS-Related Bond	4,300	—	4,300	33.3%	12,900	31,200	May-10	Senior bond secured by seasoned CMBS bonds, U.S. Treasuries and a B-note
German Loan Portfolio II	3,500	—	3,500	33.3%	10,500	53,300	May-10	211 non-performing commercial real estate loans
WLH Land Acquisition	3,400	—	3,400	24.0%	14,000	NA	Dec-09	Approximately 1,100 residential lots in a sale/easement
Milestone FDIC Western Portfolio	3,400	—	3,400	17.3%	19,800	137,000	Dec-10	Approximately 200 performing and non-performing loans consisting of substantially all first mortgage recourse commercial real estate loans
Midwest Multifamily/ Retail Loan	3,300	—	3,300	33.3%	9,800	9,800	May-10	First mortgage interest in a mixed-use development
Westlake Village Loan	2,500	—	2,500	33.3%	7,600	11,300	Oct-09	First mortgage commercial loan
Milestone FDIC Northern Portfolio	2,000	400	2,400	15.3%	15,600	203,800	Dec-10	Approximately 560 performing and non-performing loans consisting of substantially all first mortgage recourse commercial real estate loans
AAA CMBS Financed with TALF(5)	2,000	—	2,000	33.3%	6,100	40,000	Oct-09	AAA CMBS security financed with five-year TALF

Total Committed & Invested	$337,000	$6,900	$343,900

(1)	Invested and committed amounts include our share of transaction costs and working capital and are net of origination fees.
(2)	Represents our share of the acquisition entities formed by us with investment funds and other investment vehicles managed by affiliates of our Manager.
(3)	Represents total funds invested and committed by all funds and other investment vehicles managed by Colony Capital.
(4)	Invested and committed amounts represent our original investment in First Republic Bank. In connection with First Republic Bank’s initial public offering on December 14, 2010, the acquisition entity sold approximately 7.2% of shares previously owned by the acquisition entity.

We estimate the fair value of our investments on a quarterly basis, using inputs such as discounted cash flow projections, market comparables, dealer quotes and other quantitative and qualitative factors. We did not elect the fair value option for our investments, whether they are held directly by us or through joint ventures, except when required by accounting principles generally accepted in the United State of America (“GAAP”). We disclose the estimated fair value of these financial instruments in the notes to our financial statements. As of March 31, 2011, the estimated aggregate fair value and carrying value of our investments was $410.4 million and $368.0 million, respectively.

For descriptions of our investments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Investments” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The following summaries provide information on our investments acquired or originated since December 31, 2010 as of each of their respective acquisition or origination date and certain additional updates:

•

WLH Secured Loan. Under the original terms of the WLH Secured Loan, William Lyon Homes, Inc. (“WLH”), the borrower, was obligated to maintain certain minimum financial covenants, including a covenant that required WLH to maintain at least $75 million of tangible net worth as of the end of each fiscal quarter (the “Net Worth Covenant”). WLH has recently informed us that, upon completion of its year-end financial statements, WLH may be required to recognize an impairment to certain of its assets that could result in a decrease in WLH’s tangible net worth to below $75 million. On March 18, 2011, the loan agreement was amended to provide that, from December 31, 2010 to, but excluding, December 31, 2011, a default of the Net Worth Covenant will be triggered only if WLH fails to maintain the required level of tangible net worth for two consecutive fiscal quarters. Recently, WLH again informed us that WLH had not yet completed its year-end financial statements and that such previously discussed potential impairments could result in a decrease in WLH’s tangible net worth to below $75 million, both as of December 31, 2010 and as of March 31, 2011, resulting in a potential default of the amended Net Worth Covenant. In April 2011, we granted a waiver of the Net Worth Covenant and certain financial reporting requirements until July 19, 2011. Notwithstanding the current uncertainty regarding the Net Worth Covenant, we believe that the value of the collateral securing the WLH Secured Loan is significantly in excess of the entire unpaid principal balance and other amounts due thereunder and, as a result, we have determined that no impairment of its investment in the WLH Secured Loan is required at this time. To date, WLH has continued to timely make all payments due and owing under the WLH Secured Loan.

•

Manhattan Landmark Buildings Loan. On March 31, 2011, we, together with another investment vehicle managed by affiliates of our Manager, acquired, at a discount, an existing $60 million first mortgage loan secured by fee simple condominium interests within two Manhattan landmark buildings serving primarily as special event spaces, but also including office, restaurant and storage uses, that are owned and occupied by a best-in-class operator. The loan was acquired for $38 million, representing a 37% discount to the outstanding principal balance of the loan. Simultaneously upon closing, the loan was restructured to reflect a $39.1 million face amount with a five-year term. Our pro rata share of the restructured loan is approximately $29.1 million for a 74.4% economic interest. The restructured loan will bear interest at a fixed rate of 11% per annum, of which 2% may be paid-in-kind for the first two years at the borrower’s option. The loan is subject to a 2% exit fee and may be prepaid, subject to certain prepayment fees. Inclusive of fees, the yield-to-maturity on the loan is projected to be approximately 13%. The restructured loan is expected to have a debt service coverage ratio in excess of 3:1 and a loan-to-value of approximately 65%.

•

G&E Secured Loan. On March 30, 2011, we, together with an investment fund managed by an affiliate of our Manager, committed to originate, subject to the satisfaction or waiver of certain conditions set forth therein, a senior secured multiple draw term loan for up to $18 million secured by substantially all the assets of Grubb & Ellis Company (“G&E”) and its affiliates, a national real estate services firm engaged in brokerage, asset management and investment management. Our pro rata share of the loan is up to $9 million for a 50% economic interest. The loan will have an eleven-month term, bear interest at an average fixed rate of 11.6% per annum, all of which can be paid-in-kind at the borrower’s option, and includes an upfront 1% origination fee and certain prepayment fees. In connection with the loan origination, we and the other investment fund each received a common stock purchase warrant for up to 3,356,000 shares of G&E’s common stock, each representing approximately 4.8% of G&E’s common shares outstanding. The loan restricts G&E from making distributions to shareholders until G&E meets certain financial covenants. G&E can make an additional draw of the loan for up to $9 million. Our share of the remaining commitment is $4.5 million.

•

Cushman ADC FDIC Portfolio. On January 26, 2011, we, together with investment funds managed by affiliates of our Manager, consummated our fifth structured transaction with the FDIC. Cushman & Wakefield and Unicorp Services served as advisors to the FDIC in connection with this transaction. As a result, we and such investment funds acquired a 50% managing member equity interest in a newly formed limited liability company (the “ADC FDIC Venture”) created to hold a portfolio of acquired loans, with the FDIC retaining the other 50% equity interest. This portfolio of loans, which we refer to as the Cushman ADC FDIC Portfolio, included 1,505 loans (of which approximately 47% were performing and approximately 53% were non-performing by initial allocated purchase price) with an aggregate unpaid principal balance of approximately $817 million, consisting of substantially all first mortgage recourse acquisition, development and construction real estate loans. The Cushman ADC FDIC Portfolio was effectively acquired at approximately 24% of the unpaid principal balance of the loans, with an aggregate payment to the FDIC of approximately $48.2 million (excluding working capital and transaction costs) for the 50% equity interest. The weighted-average interest rate on the performing loans was 5.6% and the weighted-average remaining term for the performing loans was 83 months. The FDIC offered zero-coupon 1:1 leverage financing with a term of up to seven years in the original principal amount of $100.3 million, inclusive of a capitalized guarantee fee. The newly formed ADC FDIC Venture also pays an asset management company, which is owned 8.5% by us and 91.5% by a subsidiary of Colony Capital, a 75-basis point asset management fee, which is calculated based on the aggregate unpaid principal balance of the outstanding portfolio (which will be used to pay costs associated with primary and special servicing). Our pro rata share of the managing member interest is 8.5%, or approximately $4.1 million, exclusive of our pro rata share of the required working capital and transaction costs. In addition, we and the investment funds managed by affiliates of our Manager funded an additional $5 million cash to satisfy the additional security requirement set forth in the FDIC transaction documents. Our share of this additional security funding, based upon our ownership interest in the managing member of the ADC FDIC Venture, was approximately $0.4 million.

Our Investments in Unconsolidated Joint Ventures

Some of the investments listed above are held through our ownership interests in unconsolidated joint ventures that hold the investments. Other investments are held directly by us, namely, Hotel Portfolio Loan, Extended Stay Loan, 2100 Grand B-Note and Manhattan Landmark Buildings Loan. All of our investments in unconsolidated joint ventures are accounted for using the equity method of accounting. Our ownership interest in each joint venture and investments held by each joint venture as of March 31, 2011 are summarized below.

Joint Venture	Investments Held by Joint Venture	Our Ownership Percentage in Joint Venture(1)
ColFin NW Funding, LLC (“NW Investor”)	U.S. Life Insurance Loan Portfolio	37.88%
ColFin WLH Funding, LLC (“WLH Investor”)	WLH Secured Loan	24.03%
ColFin DB Guarantor, LLC (“DB Investor”)	DB FDIC Portfolio	33.33%
ColFin FRB Investor, LLC (“FRB Investor”)	First Republic Bank	5.91%
ColFin 666 Funding, LLC (“666 Investor”)	Class A Manhattan Office Loan Participation	33.33%
Colony Funds Sants S.à r.l. (“Colonial Investor”)	Spanish REOC/Colonial Loan	5.12%
ColFin Axle Funding, LLC (“Axle Investor”)	Barclays FDIC Portfolio	4.50%
ColFin ALS Funding, LLC (“ALS Investor”)	West Village Loan	33.33%
ColFin J-11 Funding, LLC (“J-11 Investor”)	U.S. Commercial Bank Loan Portfolio	33.33%
C-VIII CDCF CFI MBS Investor, LLC (“MBS Investor”)	CMBS-Related Bond, AAA CMBS Financed with TALF	33.33%
ColLaguna (Lux) S.à r.l. (“Laguna Investor”)	German Loan Portfolio	33.33%
ColFord S.à r.l. (“Ford Investor”)	German Loan Portfolio III	10.60%
ColFin 2011 ADC Funding, LLC (“ADC Investor”)	Cushman ADC FDIC Portfolio	8.45%
ColCrystal S.à r.l. (“Crystal Investor”)	German Loan Portfolio II	33.33%
ColFin WLH Land Acquisitions, LLC (“WLH Land Investor”)	WLH Land Acquisition	24.03%
ColFin Milestone West Funding, LLC (“Milestone West Investor”)	Milestone FDIC Western Portfolio	17.30%
Matrix Advisors BC, LLC (“BC Investor”)	Midwest Multifamily/Retail Loan	33.33%
Matrix CDCF-CFI Advisors VI, LLC (“Matrix Investor”)	Westlake Village Loan	33.33%
ColFin Milestone North Funding, LLC (“Milestone North Investor”)	Milestone FDIC Northern Portfolio	15.30%

(1)	Our ownership interest in each joint venture and our economic interest in the corresponding investment(s) may differ due to noncontrolling interests owned by third-party investors, which interests are consolidated for GAAP reporting purposes.

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

Critical Accounting Policies

        Our financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. There have been no material changes to our critical accounting policies or those of our unconsolidated joint ventures since the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Recent Accounting Updates

Recent accounting updates are included in Note 3 to the consolidated financial statements in “Item 1. Financial Statements” of this Report.

Results of Operations

Because we commenced operations on September 29, 2009 upon completion of our IPO and have been actively investing in our target assets, the results of operations for the three months ended March 31, 2011 and the corresponding period in 2010 are not comparable. In addition to the discussion and analysis of our results of operations for the three months ended March 31, 2011 compared to the corresponding period in 2010, we have included, where meaningful, a discussion and analysis of our results of operations for the three months ended March 31, 2011 compared to the three months ended December 31, 2010.

Equity in Income of Unconsolidated Joint Ventures

Net income (loss) from each unconsolidated joint venture reflects our proportionate share of the investment’s net income or loss during the period of our ownership. The joint ventures listed under “—Our Investments in Unconsolidated Joint Ventures” were formed throughout 2009 through 2011 and therefore, net income (loss) from those investments may reflect less than a full quarter’s results of operations. We consider the comparison of the three months ended March 31, 2011 to the three months ended December 31, 2010 to be more meaningful than comparison to the three months ended March 31, 2010 since we have held most of the investments for the two most recent three-month periods. Net income (loss) from our unconsolidated joint ventures is summarized below:

	Three Months Ended March 31, 2011	Three Months Ended December 31, 2010	Three Months Ended March 31, 2010
NW Investor	$1,547	$1,354	$1,402
WLH Investor	1,890	1,933	1,847
DB Investor	814	1,018	(155)
FRB Investor (1)	992	1,745	—
666 Investor	500	496	137
Colonial Investor	144	142	238
Axle Investor	412	285	—
ALS Investor	349	349	95
J-11 Investor	251	204	203
MBS Investor	387	375	106
Laguna Investor	302	(201)	(100)
Ford Investor	90	106	—
ADC Investor	80	—	—
Crystal Investor	(20)	(41)	—
WLH Land Investor	83	79	71
Milestone West Investor	184	(51)	—
BC Investor	208	196	—
Matrix Investor	76	75	71
Milestone North Investor	195	(46)	—

	$8,484	$8,018	$3,915

(1)

Net income from FRB Investor for the three months ended December 31, 2010 includes $922,000 from our 5.91% interest in the joint venture’s $15.6 million net gain on sale of 1,948,477 shares of First Republic Bank’s common stock, representing 7.2% of shares previously owned by FRB Investor, in connection with First Republic Bank’s initial public offering on December 14, 2010.

Certain investments individually generated greater than 10% of our income for the periods presented. For the three months ended March 31, 2011 and 2010, NW Investor and WLH Investor generated, on a combined basis, 31% and 80% of our total income, respectively. For the three months ended December 31, 2010, NW Investor, WLH Investor, DB Investor and FRB Investor collectively generated 61% of our total income.

Interest Income

Between April 2010 and March 2011, we purchased or originated five mezzanine and mortgage loans as described in “—Our Investments.” Hilton Mezzanine Debt was sold in December 2010. Interest income consists primarily of interest from loans held for investment and is summarized below:

(In thousands)	Three Months Ended March 31, 2011	Three Months Ended December 31, 2010	Three Months Ended March 31, 2010
Manhattan Landmark Buildings Loan (1)	$12	$—	$—
Extended Stay Junior Mezzanine Loan	1,128	1,099	—
Hotel Portfolio Senior Mezzanine Loan	563	554	—
2100 Grand Mortgage (1)	417	102	—
Hilton Mezzanine Debt	—	96	—

	2,120	1,851	—
Other interest income	45	13	170

	$2,165	$1,864	$170

(1)

The consolidated entities that hold the Manhattan Landmark Buildings Loan and 2100 Grand Mortgage are owned 25.6% and 1%, respectively, by noncontrolling interests. The amounts above reflect 100% of interest income in each consolidated entity.

Included in interest income from loans held for investment for the three months ended March 31, 2011 and December 31, 2010 is $471,000 and $512,000, respectively, of amortization of purchase discounts and net origination fees as a yield adjustment over the loan term. Yield adjustment accretes to the carrying amount of each loan up to its net estimated realizable amount at the end of the loan term. We did not have any direct investments in loans receivable during the three months ended March 31, 2010. Other interest income represents interest earned on cash and cash equivalents on deposit at various financial institutions.

Other Operating Income

In late December 2010, we formed 100%-owned asset management companies that provide asset management services to Milestone West Investor and Milestone North Investor. Other operating income for the three months ended March 31, 2011 comprises asset management fees and cost reimbursements of $347,000 and $214,000, respectively, from these unconsolidated joint ventures.

Expenses

Base Management Fees—For the three months ended March 31, 2011, December 31, 2010 and March 31, 2010, we incurred base management fees of $1.3 million, $1.1 million and $0.7 million, respectively, pursuant to the management agreement with our Manager. The increase in base management fees resulted from the full deployment of the net proceeds from our IPO and concurrent private placement during 2010 and the addition of proceeds from the 2010 Private Placement to the fee base. For a discussion regarding the calculation of the base management fee, see “Business—Our Manager and the Management Agreement—Base Management Fee and Incentive Fee” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Investment Expenses—For the three months ended March 31, 2011, December 31, 2010 and March 31, 2010, we incurred investment expenses of $687,000, $98,000 and $99,000, respectively. Milestone West Investor and Milestone North Investor are managed by asset management companies that are wholly-owned by us. Effective January 1, 2011, these asset management companies receive allocations of compensation, overhead and direct costs from an affiliate of our Manger pursuant to a cost allocation arrangement. For the three months ended March 31, 2011, the asset management companies were allocated $318,000 by such affiliate of our Manager. The remaining investment expenses include the cost of managing and servicing our investments and investment transaction costs expensed in connection with the initial acquisition of our investments, as well as costs associated with unsuccessful transactions.

Interest Expense—Interest expense for the three months ended March 31, 2011 and December 31, 2010 of $510,000 and $505,000, respectively, includes $336,000 and $488,000, respectively, of contractual interest, unused commitment fees and loan fee amortization incurred on our credit facility. Lower interest expense on our credit facility in the current quarter reflects lower contractual interest incurred due to the limited use of our credit facility in the current quarter. The remaining interest expense of $174,000 and $17,000, respectively, represents interest on the secured financing of our 2100 Grand loan receivable in December 2010. There was no interest expense for the three months ended March 31, 2010.

Administrative Expenses—Administrative expenses are summarized below:

(In thousands)	Three Months Ended March 31, 2011	Three Months Ended December 31, 2010	Three Months Ended March 31, 2010
Reimbursements to Colony Capital:
Compensation pursuant to secondment agreement	$354	$758	$227
Allocated overhead and direct administrative expenses	36	59	44

Total reimbursements to Colony Capital	390	817	271

Professional fees	783	712	362
Insurance	181	181	337
Board-related costs	68	65	55
Other	93	63	146

	$1,515	$1,838	$1,171

The overall increases in administrative expenses for the three months ended March 31, 2011 compared to the corresponding period in 2010 generally reflect the increase in our investment activities since our IPO. Compensation expense was higher for the three months ended March 31, 2011 compared to the corresponding period in 2010 primarily due to an increase in the estimated annual bonus being accrued. Compensation expense for the three months ended December 31, 2010 includes a year-end bonus for our chief financial officer, which was approved by the Compensation Committee of our board of directors in March 2011.

Professional fees include legal, accounting, tax, and internal audit services. Professional fees were higher during the three months ended March 31, 2011 and December 31, 2010 compared to the three months ended March 31, 2010 due to higher legal fees incurred for ongoing consultations related to compliance, transaction structuring, REIT-specific tax issues and other regulatory matters. Tax fees have increased substantially for the latest two fiscal quarters due to the increase in the number of our investments, TRS-related tax matters and heightened workload involving our FDIC loan portfolios. Professional fees for the latest two fiscal quarters also include fees incurred for third-party internal audit services to evaluate and report on our internal control over financial reporting.

Lower insurance costs for the three months ended March 31, 2011 and December 31, 2010 compared to the three months ended March 31, 2010 reflect a reduction of coverage in our insurance programs effective May 2010.

Income Tax Provision

Our TRSs, which directly or indirectly hold certain of our investments in unconsolidated joint ventures, are subject to corporate level federal, state, foreign and local income taxes. For the three months ended March 31, 2011, we recorded an income tax benefit of $228,000, which reflects the release of the valuation allowance on the deferred tax asset based on management’s expectation that the deferred tax assets associated with the temporary differences related to income recognition from our investments in foreign joint ventures and the tax bases of certain of our other joint ventures would be realized, and is partially offset by current federal and state income tax provisions. For the three months ended March 31, 2010, income tax provision of $29,000 reflects current federal and state income taxes.

Information About Our Investment Portfolio

The following tables summarize certain characteristics of the loans receivable held by the Company and the joint ventures and our proportionate share as of March 31, 2011 and December 31, 2010:

	March 31, 2011
($ in thousands)	Total Portfolio		Company’s Proportionate Share
Collateral Type	Unpaid Principal Balance	Amortized Cost	Unpaid Principal Balance	Amortized Cost	% of Amortized Cost	Weighted Average Coupon	Current Interest Yield on Cost	Weighted Average Maturity in Years
Performing loans
Retail	$386,194	$274,479	$53,176	$39,637	12.0%	6.2%	8.8%	7.2
Office	352,918	264,684	73,934	59,665	18.0%	6.7%	8.5%	5.6
Industrial	190,042	144,501	20,123	15,101	4.6%	6.2%	8.5%	5.9
Hospitality	98,576	80,628	53,865	51,757	15.6%	9.5%	10.2%	4.0
Multifamily	180,302	146,859	7,000	5,115	1.5%	8.2%	10.1%	7.7
Other commercial	390,343	279,546	45,866	38,162	11.5%	9.1%	10.8%	5.2
Residential	292,895	252,963	62,508	60,012	18.1%	13.6%	14.4%	3.9
Land	218,430	100,787	10,856	5,069	1.5%	5.8%	11.9%	2.8

Total performing	2,109,700	1,544,447	327,328	274,518	82.8%	8.7%	10.6%	5.2

Non-performing loans
Retail	$282,073	$132,281	$21,025	$8,672	2.6%
Office	174,950	71,567	13,828	5,256	1.6%
Industrial	129,952	54,026	9,219	3,456	1.0%
Hospitality	111,240	54,536	12,337	5,593	1.7%
Multifamily	193,241	80,002	25,156	7,869	2.4%
Other commercial	317,041	106,877	22,205	7,286	2.2%
Residential	191,376	52,110	15,286	4,202	1.3%
Land	1,051,098	215,361	65,246	14,413	4.4%

Total non-performing	2,450,971	766,760	184,302	56,747	17.2%

Total loans	$4,560,671	$2,311,207	$511,630	$331,265	100.0%

	December 31, 2010
($ in thousands)	Total Portfolio		Company’s Proportionate Share
Collateral Type	Unpaid Principal Balance	Amortized Cost	Unpaid Principal Balance	Amortized Cost	% of Amortized Cost	Weighted Average Coupon	Current Interest Yield on Cost	Weighted Average Maturity in Years
Performing loans
Retail	$445,641	$307,055	$56,098	$40,723	13.7%	6.2%	8.8%	7.3
Office	361,774	266,999	75,244	59,939	20.2%	6.7%	8.5%	5.7
Industrial	196,619	147,846	20,743	15,300	5.2%	6.1%	8.3%	6.1
Hospitality	94,605	76,408	53,332	50,927	17.2%	9.5%	10.2%	4.3
Multifamily	170,583	142,308	6,693	4,946	1.7%	8.3%	10.0%	8.1
Other commercial	303,973	214,759	14,729	8,585	2.9%	5.8%	9.2%	5.3
Residential	266,828	246,298	61,231	59,397	20.0%	13.8%	14.4%	3.9
Land	80,285	42,766	4,617	2,441	0.8%	5.7%	10.4%	1.6

Total performing	1,920,308	1,444,439	292,687	242,258	81.7%	8.5%	10.4%	5.4

Non-performing loans
Retail	359,901	149,051	27,245	9,888	3.3%
Office	167,651	67,788	13,658	5,038	1.7%
Industrial	131,980	59,292	9,562	3,677	1.2%
Hospitality	115,199	56,108	12,522	5,717	1.9%
Multifamily	165,923	82,728	23,139	7,869	2.7%
Other commercial	209,720	65,618	15,751	4,862	1.6%
Residential	156,763	48,670	15,958	5,019	1.7%
Land	610,923	150,082	49,620	12,041	4.2%

Total non-performing	1,918,060	679,337	167,455	54,111	18.3%

Total loans	$3,838,368	$2,123,776	$460,142	$296,369	100.0%

The following table is a reconciliation of our proportionate share of loans receivable held by the Company and the joint ventures to the amounts of our investments in unconsolidated joint ventures and loans receivable included in our consolidated balance sheets.

	March 31, 2011		December 31, 2010
(In thousands)	Total Portfolio	Company’s Proportionate Share	Total Portfolio	Company’s Proportionate Share
Loans receivable, net, held by unconsolidated joint ventures	$2,202,344	$232,459	$2,053,847	$226,647
Other assets and liabilities		26,652		22,103

Company’s investments in unconsolidated joint ventures		259,111		248,750

Loans receivable, net, on the Company’s consolidated balance sheet	$108,863		$69,929
Company’s interest in consolidated loans, net of amounts attributable to noncontrolling interest of $10,057 and $207, respectively		98,806		69,722

Company’s total proportionate share of loans receivable		$331,265		$296,369

As of March 31, 2011, the Company’s and the joint ventures’ performing loan portfolio comprises fixed rate loans bearing interest rates ranging from 1.0% to 21.0% with an aggregate unpaid principal balance of $1,511.7 million and variable rate loans bearing interest rates ranging from 1.25% to 10.0% with an aggregate unpaid principal balance of $598.0 million. Maturity dates of performing loans range from April 2011 to February 2040. Scheduled maturities based on unpaid principal balance of performing loans as of March 31, 2011 are as follows:

(In thousands)
Less than one year	$20,117
Greater than one year and less than five years	1,283,762
Greater than or equal to five years	805,821

Total	$2,109,700

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

Sale of Common Stock

Our current primary source of liquidity is the net proceeds from the First Quarter 2011 Common Stock Offering and the underwriters’ exercise of the overallotment option as described in “—Recent Developments—First Quarter 2011 Common Stock Offering,” as well as proceeds from the 2010 Private Placement that have not yet been invested.

Credit Facility

Our other main source of liquidity is our credit facility. On September 16, 2010, the Company and certain of our subsidiaries entered into a credit agreement (the “Credit Agreement”) pursuant to which the lenders thereunder agreed to provide a credit facility in the initial aggregate principal amount of up to $75 million, as further described below. The Credit Agreement also provides us the option to increase the aggregate principal amount of commitments to $150 million under certain conditions set forth in the Credit Agreement, including each lender under the Credit Agreement or a substitute lender agreeing to provide commitments for such increased amount. We use the credit facility to finance the acquisition of mortgage loans and other real-estate related debt investments, and as a general source of liquidity for our operations. The amount available for draw under the Credit Agreement is limited by a borrowing base, which is calculated based upon the value of eligible assets and the annual cash flow generated by these assets. At May 5, 2011, the borrowing base was $65.1 million, with no outstanding borrowings.

Other Sources of Liquidity

The structured transactions with the FDIC were consummated in part with leverage provided by the FDIC, and one of our co-investments with investment funds managed by affiliates of our Manager utilized funds made available under the TALF. We also secured investment-level financing on our 2100 Grand loan by assignment of an A-note participation and may attempt to secure other investment-level financing, if available, including term loans, securitizations, warehouse facilities, repurchase agreements and the issuance of debt and equity securities. We also expect to continue to invest in a number of our assets through co-investments with other investment vehicles managed by affiliates of our Manager and/or other third parties, which may allow us to pool capital to access larger transactions and diversify investment exposure. For more information about the conflicts of interest that may arise in connection with these co-investments, see “Business—Conflicts of Interest and Related Policies” In our Annual Report on the Form 10-K for the fiscal year ended December 31, 2010.

Cash and Cash Flows

As of May 5, 2011, we had cash and cash equivalents of approximately $272.2 million and our borrowing base for our credit facility was $65.1 million, with no outstanding borrowings. Our current available cash and borrowing capacity under our credit facility provide sufficient liquidity to satisfy all of our existing obligations.

The following table summarizes our cash flow activity:

	Three Months Ended March 31,
(in thousands)	2011	2010
Net cash provided by operating activities	$1,774	$1,069
Net cash used in investing activities	(43,432)	(57,741)
Net cash used in financing activities	(16,125)	(1,151)

Operating Activities

For the three months ended March 31, 2011 and 2010, cash flows from operating activities resulted primarily from distributions of earnings from unconsolidated joint ventures and interest received from our loans held for investment, partially offset by payment of administrative expenses. The increase in 2011 compared to 2010 is a combination of substantial increases in our investments in unconsolidated joint ventures and interest received on loans purchased or originated between April and December 2010, partially offset by payment of increased expenses as described in “—Results of Operations.”

Investing Activities

Since the closing of our IPO, we have been actively investing in our target assets. Net cash used in investing activities for the three months ended March 31, 2011 and 2010 reflect our investing activity. Cash outlays for our contributions to unconsolidated joint ventures and for the origination of loans during the periods are partially offset by distributions of capital from unconsolidated joint ventures.

Financing Activities

For the three months ended March 31, 2011, net cash used in financing activities reflect the repayment of $20 million of borrowings under our credit facility and payment of dividends declared during the fourth quarter of 2010, offset by a $10 million contribution from noncontrolling interest for the Manhattan Landmark Buildings Loan. For the three months ended March 31, 2010, net cash used in financing activities represents the payment of dividends declared during the fourth quarter of 2009 and the payment of previously accrued offering costs in connection with our IPO.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

The following discussions update our disclosure of contractual obligations, commitments and off-balance sheet arrangements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

On March 30, 2011, we committed up to $9.0 million for the origination of the $18.0 million G&E Secured Loan described in “—Our Investments.” On April 15, 2011, we funded $4.4 million for our pro rata share of the first draw of the loan in the amount of $9 million, less 1% origination fee on the total commitment. G&E can make an additional draw of up to $9.0 million, of which our pro rata share of the remaining commitment is $4.5 million.

Under the terms of the 2010 Private Placement, we may be required to make a cash payment for the Anti-Dilution Purchase Price Adjustment. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—2010 Private Placement.”

During the first quarter of 2011, Colonial Investor revised its future capital needs, removing our commitment for future fundings.

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

Leverage Policies

        To date, we have used limited investment-level leverage in the form of government sponsored debt programs, such as the TALF, seller financing provided by the FDIC and assignment of an A-note participation on a mortgage loan. We have also temporarily used borrowings from our credit facility to finance our investments. While we have limited our use of leverage and believe we can achieve attractive yields on an unleveraged basis, we may continue to use prudent amounts of leverage to increase potential returns to our stockholders and/or to finance future investments. Given current market conditions, to the extent that we use borrowings to finance our assets, we currently expect that such leverage would not exceed, on a debt-to-equity basis, a 3-to-1 ratio, except with respect to investments financed with borrowings provided by the FDIC or under government sponsored debt programs, leverage on which we currently expect would not exceed, on a debt-to-equity basis, a 6-to-1 ratio. We consider these leverage ratios to be prudent for our target asset classes. Our decision to use leverage currently or in the future to finance our assets will be based on our Manager’s assessment of a variety of factors, including, among others, the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in our portfolio, the ability to raise additional equity to reduce leverage and create liquidity for future investments, the availability of credit at favorable prices or at all, the credit quality of our assets and our outlook for borrowing costs relative to the interest income earned on our assets. Our decision to use leverage in the future to finance our assets will be at the discretion of our Manager and will not be subject to the approval of our stockholders, and we are not restricted by our governing documents or otherwise in the amount of leverage that we may use. To the extent that we use leverage in the future, we may mitigate interest rate risk through utilization of hedging instruments, primarily interest rate swap and cap agreements, to serve as a hedge against future interest rate increases on our borrowings.

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

On March 16, 2011, our board of directors declared a quarterly dividend of $0.32 per share of our common stock, payable to stockholders of record on March 28, 2011. The dividend payment was made on April 14, 2011.

Non-GAAP Supplemental Financial Measure: Core Earnings

Core Earnings is a non-GAAP financial measure and is defined as GAAP net income excluding non-cash equity compensation expense, the costs incurred in connection with our formation and our IPO, including the initial and additional underwriting discounts and commissions, the incentive fee, real estate depreciation and amortization (to the extent that we foreclose on any properties underlying our target assets) and any unrealized gains or losses from mark-to-market valuation changes (other than permanent impairment) that are included in net income. The amount will be adjusted to exclude (i) one-time events pursuant to changes in GAAP and (ii) non-cash items which in the judgment of management should not be included in Core Earnings, which adjustments in clauses (i) and (ii) shall only be excluded after discussions between our Manager and our independent directors and after approval by a majority of our independent directors.

We believe that Core Earnings is a useful supplemental measure of our operating performance. The exclusion from Core Earnings of the items specified above allows investors and analysts to readily identify the operating results of the assets that form the core of our activity and assists in comparing those operating results between periods. Core Earnings is also the basis upon which the incentive fee to our Manager is calculated and is a key factor in determining the performance hurdle for the reimbursement of our Manager’s partial payment of the initial underwriting discounts and commissions (see “Business—Our Manager and the Management Agreement—Reimbursement of Manager’s Partial Payment of IPO Underwriting Discounts and Commissions” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010). Also, as some of our competitors use a similar supplemental measure, it facilitates comparisons of operating performance to other mortgage REITs. However, other mortgage REITs may use different methodologies to calculate Core Earnings, and accordingly, our calculation of Core Earnings may not be comparable to all other mortgage REITs.

Core Earnings does not represent cash flow from operations as defined by GAAP, should not be considered as an alternative to net income as defined by GAAP and is not indicative of cash available to fund all cash flow needs.

A reconciliation of our GAAP net income attributable to common stockholders to Core Earnings is presented below:

	Three Months Ended March 31,
(In thousands)	2011	2010
GAAP net income attributable to common stockholders	$7,363	$2,096
Adjustment to GAAP net income to reconcile to Core Earnings:
Noncash equity compensation expense	30	15

Core Earnings	$7,393	$2,111

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

Interest Rate and Credit Curve Spread Risk

Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Credit curve spread risk is highly sensitive to the dynamics of the markets for commercial real estate loans and securities we hold. Excessive supply of these assets combined with reduced demand will cause the market to require a higher yield. This demand for higher yield will cause the market to use a higher spread over the U.S. Treasury securities yield curve, or other benchmark interest rates, to value these assets. The majority of the performing loans held by our unconsolidated joint ventures are fixed rate loans. As U.S. Treasury securities are priced to a higher yield and/or the spread to U.S. Treasuries used to price the assets increases, the price at which the joint ventures could sell some of the assets may decline. Conversely, as U.S. Treasury securities are priced to a lower yield and/or the spread to U.S. Treasuries used to price the assets decreases, the value of the loan portfolios may increase. In addition, fluctuations in LIBOR rates may affect the amount of interest expense we incur in connection with borrowings under our credit facility, which incur interest expense at a per annum rate equal to the sum of, at our election, the one, two, three, six, or twelve-month LIBOR plus 4%, with a 1% LIBOR floor. Increases in LIBOR rates above 1% would result in increased interest expense on our borrowings under the credit facility. As of March 31, 2011, we had no outstanding borrowings under the credit facility and we and our unconsolidated joint ventures did not have any variable rate debt. Therefore, there is no interest rate sensitivity for debt outstanding as of March 31, 2011.

As of March 31, 2011, we and our unconsolidated joint ventures did not have any interest rate hedges. However, in the future, we or our unconsolidated joint ventures may utilize a variety of financial instruments, including interest rate swaps, caps, floors and other interest rate exchange contracts, in order to limit the effects of fluctuations in interest rates on our operations. The use of these types of derivatives to hedge interest-earning assets and/or interest-bearing liabilities carries certain risks, including the risk that losses on a hedge position will reduce the funds available for distribution and that such losses may exceed the amount invested in such instruments. A hedge may not perform its intended purpose of offsetting losses of rising interest rates. Moreover, with respect to certain of the instruments used as hedges, we are exposed to the risk that the counterparties with which we trade may cease making markets and quoting prices in such instruments, which may render us unable to enter into an offsetting transaction with respect to an open position. If we anticipate that the income from any such hedging transaction will not be qualifying income for REIT income purposes, we may conduct all or part of our hedging activities through a to-be-formed corporate subsidiary that is fully subject to federal corporate income taxation. Our profitability may be adversely affected during any period as a result of changing interest rates.

Currency Risk

We have foreign currency rate exposures related to our equity investments in joint ventures which hold certain commercial real estate loan investments in Europe. Our sole currency exposure is to the Euro. Changes in currency rates can adversely impact the fair values and earnings of our non-U.S. holdings. As of March 31, 2011, we had approximately €17.3 million, or $24.5 million, in European investments. Net accumulated foreign exchange gain on the European investments was approximately $0.4 million, before tax effect. A 1% change in the exchange rate would result in a $0.2 million increase or decrease in translation gain or loss on our investments in unconsolidated joint ventures. We mitigate this risk by utilizing currency instruments to hedge the capital portion of our foreign currency risk. The type of hedging instrument that we employed on our European investments was a costless collar (buying a protective put while writing an out-of-the-money covered call with a strike price at which the premium received is equal to the premium of the protective put purchased) which involved no initial capital outlay. The puts were structured with strike prices approximately 10% lower than our cost basis in such investments, thereby limiting any Euro related foreign exchange related fluctuations to approximately 10% of the original capital invested in the deal.

At March 31, 2011, we had fourteen outstanding collars with an aggregate notional amount of €14.1 million. The maturity dates of such instruments approximate the projected dates of related cash flows for specific investments. Termination or maturity of currency hedging instruments may result in an obligation for payment to or from the counterparty to the hedging agreement. During the three months ended March 31, 2011, a partial termination of a collar hedging our net investment in Laguna Investor resulted in net cash receipts of $9,000. We are exposed to credit loss in the event of non-performance by counterparties for these contracts. To manage this risk, we select major international banks and financial institutions as counterparties and perform a quarterly review of the financial health and stability of our trading counterparties. Based on our review as of March 31, 2011, we do not expect any counterparty to default on its obligations.

The following table summarizes the notional amounts and fair values of our collars as of March 31, 2011:

(In thousands, except exchange rates)
Hedged Asset	Notional Amount	Cap Range (USD/€)	Floor Range (USD/€)	Expiration Date	Net Fair Value
Investment in Colonial Investor	€7,800	1.627–1.635	1.340–1.350	December 2012	$393
Investment in Laguna Investor	790	1.618–1.620	1.350	June 2011–December 2011	21
Investment in Crystal Investor	1,870	1.235–1.300	1.100	June 2011–December 2012	(293)
Investment in Ford Investor	3,631	1.384–1.431	1.130	June 2011–July 2013	(223)

	€14,091				$(102)

ITEM 4.	Controls and Procedures.

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

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2011.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings.

As of March 31, 2011, we were not involved in any legal proceedings.

ITEM 1A.	Risk Factors.

Below is an update to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010:

Risks Related to Our Management and Our Relationship With Our Manager

Certain current or future private investment funds managed by Colony Capital or its affiliates may have the right to co-invest with us in certain of our target assets, which could adversely affect our ability to invest timely in our target assets, thereby materially and adversely affecting our results of operations and our ability to make distributions to our stockholders.

Certain current or future Co-Investment Funds managed by Colony Capital or its affiliates may have the right to co-invest with us in our target assets, subject to us and each Co-Investment Fund having capital available for investment and the determination by our Manager and the general partner of each Co-Investment Fund (which is or will be an affiliate of Colony Capital) that the proposed investment is suitable for us and such Co-Investment Fund, respectively. Currently, Colony Distressed Credit Fund II, L.P., or CDCF II, an investment vehicle managed by Colony Capital or its affiliates, as well as ColCo Strategic Partners, L.P., a co-investment vehicle to CDCF II, have the right to co-invest with us under certain circumstances. As of the date of this Report, CDCF II and ColCo Strategic Partners, L.P. had $331 million in equity capital available for co-investment in our target assets. In addition, although the commitment period for all existing Co-Investment Funds other than CDCF II and ColCo Strategic Partners, L.P. has closed, Colyzeo Investors II, L.P. may continue to co-invest with us in new investments that were identified prior to the closing of its commitment period. Depending on the circumstances, we may co-invest in a particular asset with one or any combination of the Co-Investment Funds. To the extent that a Co-Investment Fund has significant available capital, the likelihood that we may co-invest in a particular asset with such fund could increase significantly. We also expect that, in the future, Colony Capital will sponsor other Co-Investment Funds that primarily will invest in our target assets. To the extent that we acquire assets with Co-Investment Funds, our ability to invest our then available capital in revenue-generating assets in the near term may be hindered, which would have a material adverse effect on our results of operations and ability to make distributions to our stockholders.

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

Colony Capital and/or our Manager are also subject to certain allocation policies, subject to change in their discretion, in allocating investments among us and other current and future investment funds and vehicles managed by Colony Capital or its affiliates. See “Business—Conflicts of Interest and Related Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Risks Related to Our Investments

We have not yet identified any specific investments to be acquired with the net proceeds of the First Quarter 2011 Common Stock Offering and, therefore, you will be unable to evaluate the allocation of net proceeds from the First Quarter 2011 Common Stock Offering or the economic merits of our future investments prior to making an investment decision.

Until appropriate investments can be identified, our Manager may invest the net proceeds of the First Quarter 2011 Common Stock Offering in interest-bearing short-term investments, including money market accounts and/or U.S. treasury securities, that are consistent with our intention to qualify as a REIT and maintain our exemption from registration under the 1940 Act. These investments are expected to provide a lower net return than we will seek to achieve from investments in our target assets. Even if suitable investment opportunities are available, there can be no assurance that our Manager’s due diligence processes will uncover all potential liabilities or weaknesses associated with any particular investment or that any such investment will be successful.

We cannot assure you that we will be able to identify additional assets that meet our investment objectives, that we will be successful in consummating any investment opportunities we identify or that one or more investments we may make using the net proceeds of the First Quarter 2011 Common Stock Offering will generate revenue, income or cash flow. Our inability to do any of the foregoing could materially and adversely affect our results of operations and cash flows and our ability to make distributions to our stockholders.

Potential defaults under the WLH Secured Loan could have a material adverse effect on our results of operations, financial condition, cash flow, liquidity and ability to make distributions to our stockholders.

Under the WLH Secured Loan, WLH is obligated to maintain certain minimum financial covenants, including a Net Worth Covenant that requires WLH to maintain at least $75 million of tangible net worth as of the end of each fiscal quarter. In March 2011, WLH informed the lenders under the WLH Secured Loan that, upon completion of its year-end financial statements, WLH may be required to recognize an impairment to certain of its assets. Such impairment could result, as of the date WLH provides year-end financial statements to the lenders, in a decrease in WLH’s tangible net worth to below $75 million. On March 18, 2011 the lenders and WLH amended the WLH Secured Loan to provide that, from December 31, 2010 to, but excluding, December 31, 2011, a default will be triggered only if WLH fails to maintain the required level of tangible net worth for two consecutive fiscal quarters.

Recently, WLH again informed the lenders that WLH had not yet completed its year-end financial statements and that such previously discussed potential impairments could result in a decrease in WLH’s tangible net worth to below $75 million, both as of year-end 2010 and as of March 31, 2011, resulting in a potential default of the amended Net Worth Covenant. In addition, WLH informed the lenders that potential defaults under the WLH Secured Loan may arise as a result of WLH failing to complete and provide to the lenders financial reports, audit opinions and compliance certificates as required pursuant to the terms of the WLH Secured Loan.

On April 21, 2011, the lenders agreed to provide WLH with a temporary waiver of the Potential Defaults until 5:00 p.m. Pacific Time on July 19, 2011. Notwithstanding the waiver, if, other than with respect to the Potential Defaults, WLH otherwise defaults under the WLH Secured Loan during the waiver period (subject to certain exceptions), the waiver will be of no further force and effect and the lenders will be able to take all actions available to them in connection with a default under the WLH Secured Loan, including with respect to the Potential Defaults.

We can not assure you that the Potential Defaults will not result in actual defaults, that WLH will rectify any such Potential Defaults, or that WLH will not otherwise default under the WLH Secured Loan. Although we believe that the value of the collateral securing the WLH Secured Loan is adequate, because our investment in the WLH Secured Loan represented 8% of our assets and 17% of our total income as of and for the three months ended March 31, 2011, in the event of a default under the WLH Secured Loan, including the failure to pay or other covenant default, we could suffer material adverse consequences, including disruption or reduction in our business, assets, income, cash flow, liquidity position (including availability under our credit facility) and ability to make distributions to our stockholders; significant costs and delays in realizing proceeds from the collateral or the adequacy thereof; and our ability to qualify as a real estate investment trust for federal income tax purposes and to assure our exemption from registration under the 1940 Act.

Risks Related to Our Common Stock

Under certain circumstances, the Investors in the 2010 Private Placement will be entitled to pre-emptive rights and purchase price adjustments, which would inhibit our ability to raise capital and cause dilution to our existing stockholders.

        In connection with the 2010 Private Placement, we agreed to provide the Investors in the 2010 Private Placement with certain pre-emptive rights to participate in future offerings of our equity securities and purchase price adjustments under certain circumstances. We have agreed that, if, at any time prior to December 20, 2011, we determine to offer, sell, grant any option to purchase, or otherwise dispose of any shares of our common stock or any security, option, warrant, right or claim exercisable into, exchangeable for, or convertible into common stock for cash, but excluding, among other things, offerings under equity compensation plans, issuances in consideration of assets, issuances to affiliates and stock dividends (each such offer, sale, grant or disposition, a “Subsequent Placement”), we must, subject to certain exceptions, offer Investors that have not sold all of the shares that they acquired in the 2010 Private Placement the opportunity to participate in such Subsequent Placement on the same terms available to other potential investors in the Subsequent Placement. Our obligation to offer the investors the opportunity to participate in any Subsequent Placement is limited to the amount that allows the Investors to at least maintain their percentage ownership interest in us as measured immediately prior to the Subsequent Placement, subject to certain limitations, including limitations on the numbers of shares that can be purchased by such Investors without requiring the approval of our stockholders under the rules and regulations of the NYSE. This pre-emptive right could inhibit our ability to effectively raise equity capital due to the requirement to provide advance notice of potential offerings to the investors and the requirement that they be permitted to participate in such offerings.

In addition, we agreed that, if at any time prior to December 20, 2011, we issue shares of our common stock in an offering for cash at a gross price less than $20.25 per share (as adjusted as set forth in the purchase agreement entered into in connection with the 2010 Private Placement) or common stock equivalents in any such offering where the exercise price plus the purchase price is less than $20.25 per share (as adjusted as set forth in the purchase agreement), we would be obligated to pay an equivalent amount of cash as determined in accordance with the terms of the purchase agreement to the Investors in an amount necessary to reduce the aggregate purchase price paid by the Investors under the purchase agreement to the purchase price paid by participants in any such offering. As a result of us offering shares of our common stock in the First Quarter 2011 Common Stock Offering at per share price of $18.50, we issued an aggregate of 175,000 shares of our common stock and made an aggregate cash payment of $162,500 to certain investors in the 2010 Private Placement, which resulted in a total Anti-Dilution Purchase Price Adjustment of $3.4 million. To the extent that we issue shares of our common stock or common stock equivalents for per share amounts less than $18.50 (as adjusted as set forth in the purchase agreement), we will be required to pay cash to certain investors in the 2010 Private Placement, which would be dilutive to our existing stockholders or which could adversely affect our financial condition and cash flows. Furthermore, the existence of this anti-dilution purchase price adjustment may cause us to seek alternative sources of capital that would not trigger payment of such purchase price adjustment, and such alternative sources may not be available on favorable terms, or at all.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	(Removed and Reserved)

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits.

Exhibit No.	Description

31.1	Certification of Richard B. Saltzman, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Darren J. Tangen, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Richard B. Saltzman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Darren J. Tangen, Chief Financial Officer and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 9, 2011

COLONY FINANCIAL, INC.

By:	/s/ RICHARD B. SALTZMAN
Richard B. Saltzman
Chief Executive Officer and President

By:	/s/ DARREN J. TANGEN
Darren J. Tangen
Chief Financial Officer and Treasurer (Principal Financial Officer)