Form 10-Q
period 2011-06-30
Colony Financial, Inc.
filed 2011-08-08
CIK 1467076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 and Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 8, 2011, 32,909,000 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding.

COLONY FINANCIAL, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

COLONY FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2011 (Unaudited)	December 31, 2010
ASSETS
Investments in unconsolidated joint ventures	$354,220	$248,750
Cash	86,146	66,245
Loans receivable, net	169,548	69,929
Beneficial interests in securities	28,000	—
Other assets	22,300	5,533

Total assets	$660,214	$390,457

LIABILITIES AND EQUITY
Liabilities:
Line of credit	$—	$20,000
Secured financing	13,928	14,000
Accrued and other liabilities	6,015	3,380
Due to affiliates	3,063	2,214
Dividends payable	10,531	6,084
Deferred underwriting discounts and commissions payable to underwriters	5,750	5,750
Deferred underwriting discounts and commissions reimbursable to Manager	5,750	5,750

Total liabilities	45,037	57,178

Commitments and contingencies (Note 15)

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 450,000,000 shares authorized, 32,909,000 and 17,384,000 shares issued and outstanding, respectively	329	174
Additional paid-in capital	602,226	330,777
Retained earnings	458	1,152
Accumulated other comprehensive income	1,855	936

Total stockholders’ equity	604,868	333,039
Noncontrolling interest	10,309	240

Total equity	615,177	333,279

Total liabilities and equity	$660,214	$390,457

The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Income
Equity in income of unconsolidated joint ventures	$9,416	$5,323	$17,900	$9,238
Interest income	3,508	454	5,673	624
Other operating income	346	—	907	—

Total income	13,270	5,777	24,480	9,862

Expenses
Base management fees	2,228	799	3,524	1,459
Investment expenses	112	181	481	280
Investment expenses reimbursed to affiliate	211	—	529	—
Interest expense	486	—	996	—
Administrative expenses	1,049	870	2,174	1,770
Administrative expenses reimbursed to affiliate	484	299	874	570

Total expenses	4,570	2,149	8,578	4,079

Unrealized loss on common stock warrants	(46)	—	(46)	—
Foreign exchange loss, net of (loss) gain on foreign currency hedge of $(182), $61, $(173) and $66, respectively	(90)	(24)	(144)	(52)

Income before income taxes	8,564	3,604	15,712	5,731
Income tax provision (benefit)	226	15	(2)	44

Net income	8,338	3,589	15,714	5,687
Net income attributable to noncontrolling interest	301	5	314	7

Net income attributable to common stockholders	$8,037	$3,584	$15,400	$5,680

Net income per share:
Basic	$0.25	$0.25	$0.62	$0.39

Diluted	$0.25	$0.24	$0.62	$0.38

Weighted average number of common shares outstanding:
Basic	31,911,500	14,625,000	24,684,900	14,625,000

Diluted	32,199,000	14,912,500	24,972,400	14,912,500

Dividends declared per common share	$0.32	$0.21	$0.64	$0.37

The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities
Net income	$15,714	$5,687
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discount and net origination fees on purchased and originated loans	(1,010)	(276)
Paid-in-kind interest added to loan principal	(202)	—
Amortization of nonvested common stock compensation	59	29
Amortization of loan costs	440	—
Equity in income of unconsolidated joint ventures	(17,900)	(9,238)
Distributions of income from unconsolidated joint ventures	8,992	6,189
Unrealized loss on common stock warrants	46	—
Net foreign exchange loss	144	52
Changes in operating assets and liabilities:
Increase in other assets	(581)	(774)
Increase in accrued and other liabilities	142	162
Increase in due to affiliates	849	640

Net cash provided by operating activities	6,693	2,471

Cash Flows from Investing Activities
Contributions to unconsolidated joint ventures	(96,384)	(93,771)
Distributions from unconsolidated joint ventures	1,847	799
Purchase of loans receivable	(38,513)	(10,655)
Disbursements on originated loans	(60,000)	—
Acquisition of beneficial interests in securities	(28,000)	—
Repayments of principal on loans receivable	106	—
Acquisition of common stock warrants	(154)	—
Investment deposit	(15,000)	(968)
Proceeds from settlement of foreign currency hedges	9	66
Payment on settlement of foreign currency hedges	(182)	—

Net cash used in investing activities	(236,271)	(104,529)

Cash Flows from Financing Activities
Proceeds from issuance of common stock, net	272,261	—
Dividends paid to common stockholders	(11,647)	(3,365)
Line of credit repayments	(20,000)	—
Payment of anti-dilution purchase price adjustment	(162)	—
Principal payments on secured financing	(72)	—
Payment of offering costs	(554)	(125)
Collateral deposits on derivative liabilities	(110)	—
Contributions from noncontrolling interest	10,140	88
Distributions to noncontrolling interest	(384)	(3)

Net cash provided by (used in) financing activities	249,472	(3,405)

Effect of exchange rates on cash	7	—

Net increase (decrease) in cash	19,901	(105,463)
Cash, beginning of period	66,245	157,330

Cash, end of period	$86,146	$51,867

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$503	$—

Cash paid for income taxes	$255	$94

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends payable	$10,531	$3,072

Deferred payment on investment in unconsolidated joint venture	$150	$—

The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

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

On December 20, 2010, the Company sold 2,750,000 shares of its common stock at a price per share of $20.25, to certain institutional investors (the “Investors”) in a private placement (“2010 Private Placement”). In connection with the 2010 Private Placement, the Investors were granted a right to participate in offerings of the Company’s common stock or common stock equivalents that occur on or before December 20, 2011, the one year anniversary of the closing of the 2010 Private Placement (the “Participation Period”), subject to such Investors continuing to own the shares acquired in the 2010 Private Placement. The participation right allows the Investors to maintain their percentage ownership interest in the Company calculated immediately prior to such offerings (subject to certain limitations). In addition, if any such offering during the Participation Period is for a per share price less than the then-prevailing adjusted purchase price (which will be adjusted from time to time as a result of, among other things, special dividends, stock splits and other similar events), the Company is required to make a payment to any Investors who continue to own shares acquired in the 2010 Private Placement to reduce the aggregate purchase price of the 2010 Private Placement to the subsequent offering price (“Anti-Dilution Purchase Price Adjustment”). The Anti-Dilution Purchase Price Adjustment is accounted for as a component of stockholders’ equity, as it is not legally detachable or separately exercisable from the common stock sold in the private placement and meets the criteria for equity classification.

Certain of the Investors participated in the First Quarter 2011 Common Stock Offering as selling stockholders and sold all of the shares that they had acquired in the 2010 Private Placement. As a result, such Investors forfeited their right to receive an Anti-Dilution Purchase Price Adjustment in connection with the First Quarter 2011 Common Stock Offering and all other rights received in the 2010 Private Placement.

As a result of the Company offering shares of its common stock in the First Quarter 2011 Common Stock Offering at a per share price of $18.50, the Company was obligated to make an Anti-Dilution Purchase Price Adjustment to certain of the Investors. Concurrently with completion of the First Quarter 2011 Common Stock Offering, the Company issued 175,000 shares of its common stock valued at $18.50 per share and made an aggregate cash payment of $162,500 to certain Investors for a total Anti-Dilution Purchase Price Adjustment of $3.4 million. The increase in additional paid-in capital (“APIC”) resulting from the issuance of 175,000 shares of common stock was fully offset by a corresponding decrease in APIC related to the 2010 Private Placement.

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

Investments in Unconsolidated Joint Ventures

The Company accounts for its investments in joint ventures using the equity method unless the Company retains a controlling financial interest in the joint venture or the joint venture meets the definition of a variable interest entity (“VIE”) in which the Company is the primary beneficiary. In performing its analysis of whether it is the primary beneficiary, the Company considers whether it individually has the power to direct the activities of the VIE that most significantly affect the entity’s performance and also has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The Company also considers whether it is a member of a related party group that collectively meets the power and benefits criteria and, if so, whether the Company is most closely associated with the VIE. In making that determination, the Company considers both qualitative and quantitative factors, including, but not limited to: the amount and characteristics of its investment relative to other investors; the obligation or likelihood for the Company or other investors to fund operating losses of the VIE; the Company’s and the other investors’ ability to control or significantly influence key decisions for the VIE, and the similarity and significance of the VIE’s business activities to those of the Company and the other investors. The determination of whether an entity is a VIE, and whether the Company is the primary beneficiary, involves significant judgments, including estimates about the current and future fair values and performance of assets held by the VIE and/or general market conditions.

Under the equity method, the Company initially records its investments at cost and adjusts for the Company’s proportionate share of net earnings or losses and other comprehensive income (loss), cash contributions made and distributions received, and other adjustments, as appropriate. Distributions of operating profit from the joint ventures are reported as part of operating cash flows. Distributions related to a capital transaction, such as a refinancing transaction or sale, are reported as investing activities.

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

The Company evaluates loans for impairment on a quarterly basis, and recognizes impairment on a loan when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. The Company measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral. Income recognition is suspended for loans when, in the opinion of management, a full recovery of income and cost basis becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

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

The Company periodically evaluates it tax positions to evaluate whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of June 30, 2011, the Company has not established a liability for uncertain tax positions.

Segment Reporting

The Company is a REIT focused on acquiring and originating commercial mortgage loans and other commercial real estate-related debt investments and currently operates as a single reportable segment.

Change in Statements of Operations Presentation

Income tax provision for the three and six months ended June 30, 2010 has been reclassified from administrative expenses to be presented in a separate line item in the Company’s consolidated statements of operations to conform to the current period presentation.

Recent Accounting Updates

Receivables—In April 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance for evaluating whether a restructuring of a receivable by a creditor constitutes a troubled debt restructuring. Under this guidance, in making such an evaluation, the creditor must separately conclude that (1) the restructuring constitutes a concession and (2) the debtor is experiencing financial difficulties and clarifies the guidance on reaching such conclusions. It also clarifies that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a troubled debt restructuring. This guidance is effective for the first interim period beginning on or after June 15, 2011, to be applied retrospectively to the beginning of the annual period of adoption. The adoption of this guidance is not expected to have a significant effect on the Company’s consolidated financial position, results of operations or cash flows.

Fair Value Measurement—In May 2011, the FASB issued new guidance to achieve common fair value measurement and disclosure requirements under GAAP and International Financial Reporting Standards. The new guidance amends current fair value guidance to include increased transparency around valuation inputs and investment categorization. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of the new guidance is not expected to have a significant effect on the Company’s consolidated financial position, results of operations or cash flows.

Comprehensive Income—In June 2011, the FASB issued new guidance on the presentation of comprehensive income. Under the new guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The new guidance changes the presentation of comprehensive income, but not the components that are recognized in net income or other comprehensive income under current GAAP. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of the new guidance is not expected to have a significant effect on the Company’s consolidated financial position, results of operations or cash flows.

4. Investments in Unconsolidated Joint Ventures

Pursuant to an investment allocation agreement between the Company, the Manager and Colony Capital, LLC (“Colony Capital”), the sole member of the Manager, most of the Company’s investment activities have been structured as joint ventures with one or more private investment funds or other investment vehicles managed by Colony Capital or its affiliates. The joint ventures are generally capitalized through equity contributions from the members, although in certain cases they have leveraged their investments through Term Asset-Backed Securities Loan Facility (“TALF”) financing or other lending arrangements. The Company’s exposure to the joint ventures is limited to amounts invested or committed to the joint ventures at inception, and neither the Company nor the other investors are required to provide financial or other support in excess of their capital commitments.

Activity in the Company’s investments in unconsolidated joint ventures for the six months ended June 30, 2011 is summarized below:

(In thousands)
Balance at December 31, 2010	$248,750
Contributions	96,534
Distributions	(10,839)
Equity in net income	17,900
Equity in other comprehensive loss	(64)
Foreign currency translation gain	1,939

Balance at June 30, 2011	$354,220

The Company’s interest in each joint venture as of June 30, 2011 is as follows:

Joint Venture	The Company’s Ownership Percentage
ColFin Bulls Funding A, LLC and ColFin Bulls Funding B, LLC (collectively “Bulls Investor”)	32.5%
ColFin NW Funding, LLC (“NW Investor”)	37.9%
ColFin WLH Funding, LLC (“WLH Investor”)	24.0%
ColFin DB Guarantor, LLC (“DB Investor”)	33.3%
ColFin FRB Investor, LLC (“FRB Investor”)	5.9%
ColFin 666 Funding, LLC (“666 Investor”)	33.3%
ColFin Inland Funding, LLC and ColFin Inland Investor, LLC (collectively “Inland Investor”)	50.0%
Colony Funds Sants S.à r.l. (“Colonial Investor”)	5.1%
ColFin Axle Funding, LLC (“Axle Investor”)	4.5%
ColFin ALS Funding, LLC (“ALS Investor”)	33.3%
ColFin 2011 ADC Funding, LLC (“ADC Investor”)	15.2%
ColFin GNE Loan Funding, LLC (“GNE Investor”)	50.0%
ColFin J-11 Funding, LLC (“J-11 Investor”)	33.3%
C-VIII CDCF CFI MBS Investor, LLC (“MBS Investor”)	33.3%
ColLaguna (Lux) S.à r.l. (“Laguna Investor”)	33.3%
ColFord S.à r.l. (“Ford Investor”)	10.6%
ColCrystal S.à r.l. (“Crystal Investor”)	33.3%
ColFin WLH Land Acquisitions, LLC (“WLH Land Investor”)	24.0%
ColFin Milestone West Funding, LLC (“Milestone West Investor”)	17.3%
Matrix Advisors BC, LLC (“BC Investor”)	33.3%
Matrix CDCF-CFI Advisors VI, LLC (“Matrix Investor”)	33.3%
ColFin Milestone North Funding, LLC (“Milestone North Investor”)	15.3%

The Company made the following investments in unconsolidated joint ventures during the six months ended June 30, 2011:

•

On January 26, 2011, ADC Investor, a joint venture with an investment vehicle managed by an affiliate of the Manager, consummated a structured transaction with the Federal Deposit Insurance Corporation (the “FDIC”) to acquire a portfolio of loans. ADC Investor acquired a 50% managing member equity interest in a newly formed limited liability company (the “ADC FDIC Venture”) created to hold the acquired loans, with the FDIC retaining the other 50% equity interest. This portfolio of loans includes 1,505 loans with an aggregate UPB of approximately $817 million, consisting of substantially all first mortgage recourse acquisition, development and construction real estate loans. The portfolio was effectively acquired at approximately 24% of the UPB of the loans, with an aggregate cash payment to the FDIC of approximately $48.2 million (excluding working capital and transaction costs) for the 50% equity interest. The financing of the transaction included 50% leverage in the form of $100.3 million of zero-coupon notes (while there is no interest payable on the loans, interest is imputed at 2.6% for financial reporting purposes) provided by the FDIC, with a term of up to seven years, which must be paid in full prior to any distributions to the equity holders. ADC FDIC Venture pays an asset management company, which is owned 15.2% (8.5% prior to June 30, 2011) by the Company and 84.8% (91.5% prior to June 30, 2011) by a subsidiary of Colony Capital, a 75-basis point asset management fee, which is calculated based on the aggregate UPB of the outstanding portfolio. The asset management fee will be used to pay costs associated with primary and special servicing. The Company contributed $4.1 million, exclusive of its pro rata share of the required working capital and transaction costs. In addition, the Company and the investment funds managed by affiliates of the Manager funded an additional $5.0 million in cash to satisfy the additional security requirement set forth in the FDIC transaction documents. The Company’s share of this additional security funding was approximately $0.4 million.

On June 30, 2011, the Company increased its ownership in ADC Investor to 15.2% by acquiring a 6.75% interest from a limited partner in the co-investor partnership in the joint venture for $4.0 million. In addition, a deferred amount of approximately $150,000 is payable to the limited partner upon satisfaction of certain conditions related to the investment’s future performance. The Company’s management has determined that it is probable that the conditions will be met; therefore, the deferred amount is reflected on the Company’s balance sheet as additional basis in its investment and accrued liability.

•

On April 15, 2011, GNE Investor, a joint venture with an investment fund managed by an affiliate of the Manager, originated a senior secured multiple draw term loan for up to $18 million secured by substantially all the assets of Grubb & Ellis Company (“G&E”) and its affiliates, a national real estate services firm engaged in brokerage, asset management and investment management. The Company’s pro rata share of the loan is up to $9 million. The loan matures March 1, 2012, bears interest at an average fixed rate of 11.6% per annum (all of which can be paid-in-kind at the borrower’s option) and included an upfront 1% origination fee and certain prepayment fees. The Company’s share of the initial funding of $9 million, less the origination fee on the total commitment, was $4.4 million. In connection with the loan closing, the Company received common stock purchase warrants for 3,356,000 shares of G&E’s common stock, representing approximately 4.8% of G&E’s common shares outstanding. In addition, for each month G&E elects the payment-in-kind option for the accrued interest, the Company will receive additional warrants for G&E’s common stock. The warrants have an exercise price of $0.01 per share and are exercisable upon (1) the occurrence of certain fundamental changes, such as a recapitalization, dissolution, change in control or other events as defined in the warrant agreement, or (2) if the volume-weighted average price of G&E’s common stock for any consecutive 30-day period prior to the date of exercise is equal to or greater than $1.10. The borrower made an additional $9 million draw under the term loan on May 16, 2011. The Company’s pro rata share of the additional draw was $4.5 million. In accordance with terms of the loan agreement, the borrower elected for the monthly interest due under the loan to be paid-in-kind through June 30, 2011. As a result, the Company received common stock purchase warrants for 63,439 shares of G&E’s common stock. The warrants had an estimated fair value of $108,000 at June 30, 2011 and are included in other assets in the accompanying balance sheet.

On July 22, 2011, G&E and GNE Investor amended the loan whereby (a) the lenders consented to G&E’s sale of Daymark Realty Advisors, Inc. and its subsidiaries, (b) amended the definition of “Net Worth” and made related amendments and waivers, and (c) amended the trigger price of all warrants issued from $1.10 per share to $0.71 per share.

•

On May 23, 2011, Inland Investor, a joint venture with investment vehicles managed by affiliates of the Manager, originated a $27.2 million first mortgage loan to a newly formed joint venture between certain third-party private investment vehicles (the “Sponsors”) in connection with their acquisition of a master planned development and an option to acquire lots in another master planned development, all of which are located in Southern California. The loan is collateralized by finished, partially completed and entitled lots and is guaranteed by the Sponsors. The loan has a five-year term, bears interest at a fixed rate of 12% per annum, of which 5% may be paid-in-kind, and requires quarterly interest payments commencing on June 30, 2011. The loan included an upfront $396,000 origination fee and may be prepaid, subject to certain prepayment fees. After full repayment of the loan, net cash flow from the development will be split between Inland Investor and the Sponsors according to the joint venture agreement, pursuant to which Inland Investor may receive up to an 18% profit participation. The Company contributed approximately $13.4 million for its 50.0% ownership interest.

•

On June 30, 2011, Bulls Investor, a joint venture with investment vehicles managed by affiliates of the Manager, acquired a portfolio of loans from a U.S. commercial bank. The portfolio includes 648 performing and non-performing loans with an aggregate UPB of approximately $387.7 million, substantially all of which are first mortgage, recourse commercial real estate loans geographically concentrated in the Midwest. The purchase price for the portfolio was approximately $197.6 million, or approximately 51% of the portfolio’s UPB. The portfolio consists of approximately 50% performing and 50% non-performing loans by UPB. The Company contributed approximately $64.2 million, exclusive of its pro rata share of the required working capital and transaction costs for its 32.5% ownership interest.

The following is a summary of significant developments affecting the joint ventures during the six months ended June 30, 2011:

•

William Lyon Homes, Inc. (“WLH”), the borrower under the $206 million senior secured term loan (the “WLH Secured Loan”) made by WLH Investor, has failed to meet the minimum $75 million tangible net worth covenant required under the WLH Secured Loan (the “Net Worth Covenant”) for two consecutive fiscal quarters. In April 2011, WLH Investor granted a waiver of the Net Worth Covenant and certain financial reporting requirements until July 19, 2011. As of July 19, 2011, the expiration of the initial waiver period, WLH continued to fail to meet the Net Worth Covenant and WLH Investor granted another temporary waiver of the Net Worth Covenant until September 16, 2011. The Company and WLH Investor are in active discussions with the borrower and subordinate lenders to the borrower regarding various corporate strategic alternatives including a potential recapitalization of the borrower. Notwithstanding the current uncertainty regarding the WLH Secured Loan, management believes that the value of the collateral securing the loan is significantly in excess of the entire UPB and other amounts due thereunder and, as a result, determined that no impairment of the Company’s investment in WLH Investor is required at June 30, 2011. To date, WLH has made all payments due and owing under the loan.

•

The borrower under a first mortgage loan on a Class A office building in midtown Manhattan, in which 666 Investor owns a pari-passu participating interest, failed to make the scheduled July 2011 payment. The lenders are in active discussions with various parties regarding a loan restructuring. Management has determined that, while the loan is impaired because it is probable that 666 Investor will be unable to collect all amounts due according to the contractual terms of the loan agreement, no loss has been incurred because the fair value of the loan exceeds its carrying value. Therefore, no allowance for loan loss was deemed necessary as of June 30, 2011.

Combined condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures:

Combined Condensed Balance Sheets of Unconsolidated Joint Ventures

(In thousands)	June 30, 2011	December 31, 2010
Assets:
Cash and cash equivalents	$55,335	$23,612
Loans held for investment, net	2,372,575	2,053,847
Available-for-sale investment securities	57,725	56,817
Investments in unconsolidated joint ventures	684,372	641,125
Other assets	414,257	197,632

Total assets	$3,584,264	$2,973,033

Liabilities:
Debt	$958,113	$850,145
Other liabilities	19,045	12,649

Total liabilities	977,158	862,794
Owners’ equity	1,964,678	1,565,278
Noncontrolling interest	642,428	544,961

Total liabilities and equity	$3,584,264	$2,973,033

Company’s share of equity	$354,220	$248,750

Combined Condensed Statements of Operations of Unconsolidated Joint Ventures

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2011	2010	2011	2010
Income:
Interest income	$75,819	$22,684	$143,640	$41,090
Equity in income of unconsolidated joint ventures	23,048	5,281	42,704	10,706
Other	6,075	1,141	9,669	1,781

Total income	104,942	29,106	196,013	53,577

Expenses:
Interest expense	6,118	2,218	12,191	4,478
Asset management expenses reimbursed to affiliate of Colony Capital	1,457	—	3,422	—
Other	15,677	3,416	24,647	8,068

Total expenses	23,252	5,634	40,260	12,546

Other income:
Net realized gain on sale of investments	3,120	—	3,867	—

Net income	84,810	23,472	159,620	41,031
Net income attributable to noncontrolling interest	22,479	1,342	43,816	1,512

Net income attributable to members	$62,331	$22,130	$115,804	$39,519

Company’s equity in net income	$9,416	$5,323	$17,900	$9,238

For all periods presented, NW Investor and WLH Investor individually generated greater than 10% of total income. On a combined basis, these investments generated 27% and 56% of total income for the three months ended June 30, 2011 and 2010, respectively, and 29% and 66% of total income for the six months ended June 30, 2011 and 2010, respectively.

Effective January 1, 2011, the asset management companies that manage DB Investor, Axle Investor and ADC Investor, joint ventures in which the Company has a 33.3%, 4.5% and 15.2% (8.5% prior to June 30, 2011) ownership interest, respectively, are responsible for the payment of allocations of compensation, overhead and direct costs incurred by an affiliate of the Manager which provides certain asset management services pursuant to a cost allocation arrangement for services, certain components of which were previously provided by third parties. For the three and six months ended June 30, 2011, the asset management companies were allocated approximately $1.5 and $3.4 million, respectively, in asset management expenses from such affiliate of the Manager. The Company’s proportionate share, based upon its percentage interests in the asset management companies, was $255,000 and $582,000, respectively.

The accounting policies of the unconsolidated joint ventures are similar to those of the Company. Loans originated or acquired by the joint ventures are recorded at amortized cost, or the outstanding UPB of the loan, net of unamortized acquisition premiums or discounts and, for originated loans, unamortized costs and fees directly associated with the origination. Acquisition premiums or discounts and net deferred loan fees and origination costs are recognized in interest income over the loan term as a yield adjustment using the effective interest method or a method that approximates a level rate of return over the loan term. The initial investment in acquired loans includes the amount paid to the seller plus any fees paid or less any fees received. All other costs and fees associated with acquiring the loans are expensed as incurred.

Loans acquired at a discount to face value where, at the acquisition date, the joint venture expects to collect less than the contractual amounts due under the terms of the loan based, at least in part, on the assessment of the credit quality of the borrower, are referred to as acquired credit-distressed loans. Acquired credit-distressed loans are recorded at the initial investment in the loans and subsequently accreted to the estimated cash flows expected to be collected measured at acquisition date. The excess of cash flows expected to be collected measured at acquisition date over the initial investment (“accretable yield”) is recognized in interest income over the remaining life of the loan using the effective interest method. The excess of contractually required payments at the acquisition date over expected cash flows (“nonaccretable difference”) is not recognized as an adjustment of yield, loss accrual or valuation allowance. Subsequent increases in cash flows expected to be collected generally are recognized prospectively through adjustment of yield over the remaining life of the loan or loan pool. Decreases in cash flows expected to be collected result in a charge to provision for loan losses. Acquired credit-distressed loans may be aggregated into pools based upon common risk characteristics, such as loan performance, collateral type and/or geographic location of the collateral. Once a loan pool is identified, a composite yield and estimate of cash flows expected to be collected are used to recognize interest income. A loan resolution within a loan pool, which may involve the sale of the loan, full payoff or foreclosure, results in removal of the loan at an allocated carrying amount that preserves the yield of the pool. A loan modified in a troubled debt restructuring within a loan pool remains in the loan pool, with the effect of the modification incorporated into the expected future cash flows.

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

On June 28, 2011, the Company, through a wholly-owned subsidiary, participated in the origination of $400 million of mezzanine debt, consisting of four $100 million mezzanine tranches. The mezzanine debt is part of a $1.4 billion debt financing of a financial sponsor’s acquisition of 107 assets from Centro Properties Group’s 593-asset U.S. retail portfolio. The Company’s participation represents a 20% interest in the most senior and two most junior tranches of the mezzanine debt. The Company’s $60 million of loans will mature in July 2016 and bear interest at a weighted-average rate of 9.75% per annum. The loans are collateralized by pledges of equity interests in 107 primarily grocery-anchored shopping centers located in 27 states. Concurrently with the closing of the loan, an additional $15 million was deposited into an escrow account, and was returned to the Company on July 1, 2011 upon successful syndication of the overall financing. The $15 million deposit is included in other assets in the accompanying consolidated balance sheet as of June 30, 2011.

Activity in loans held for investment for the six months ended June 30, 2011 is summarized below:

(In thousands)
Balance at December 31, 2010	$69,929
Acquisitions and originations	98,513
Paid-in-kind interest added to loan principal	202
Discount and net loan fee amortization	1,010
Principal repayments	(106)

Balance at June 30, 2011	$169,548

The following tables summarize the Company’s loans held for investment:

	June 30, 2011
(In thousands)	Principal	Less: Unamortized Discount and Net Loan Fees	Net Carrying Value	Weighted Average Coupon	Weighted Average Maturity in Years
Whole mortgage loans	$59,945	$(593)	$59,352	10.0%	4.7
Mezzanine loans	110,494	(298)	110,196	9.7%	4.2

	$170,439	$(891)	$169,548

	December 31, 2010
(In thousands)	Principal	Less: Unamortized Discount and Net Loan Fees	Net Carrying Value	Weighted Average Coupon	Weighted Average Maturity in Years
Whole mortgage loans	$20,750	$(51)	$20,699	8.0%	4.9
Mezzanine loans	50,494	(1,264)	49,230	9.7%	3.7

	$71,244	$(1,315)	$69,929

In February 2011, the maturity on a loan with a principal balance of $20.7 million was extended from December 2015 to January 2016. Scheduled principal payments required under the loan agreements as of June 30, 2011, reflecting the changes and new loans since December 31, 2010, are as follows:

Year Ending December 31,	(In thousands)
Remaining 2011	$13,118
2012	262
2013	1,414
2014	1,814
2015	39,340
Thereafter	114,491

Total	$170,439

The Company evaluates its loans for impairment on a quarterly basis. The Company regularly analyzes the extent and effect of any credit migration from underwriting and the initial investment review associated with a loan’s performance and/or value of underlying collateral as well as the financial and operating capability of the borrower/sponsor. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash from operations are sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan, and/or (iii) the property’s liquidation value. Where applicable, the Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. All loans were paying in accordance with their terms as of June 30, 2011.

The Company has an investment in a senior mezzanine loan to a hotel group with an approximate UPB of $13.0 million and a carrying value of $12.8 million that is scheduled to mature in August 2011 and is included in the maturity table above. The borrower has indicated that a full payoff at maturity is not likely. The Company is in active discussions with various parties regarding possible remedies if the borrower defaults. To date, the borrower has made timely scheduled interest payments due under the loan. Management has determined that, while the loan is impaired because it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, no loss has been incurred because the value of the collateral exceeds the loan’s carrying amount. Therefore, no allowance for loan loss was deemed necessary as of June 30, 2011.

6. Beneficial Interests in Securities

On June 30, 2011, the Company, through a 99%-owned joint venture with a strategic partner, acquired $28 million in beneficial interests in a series of tax-exempt bonds with an aggregate principal amount of $40.4 million. The bonds are secured by a multifamily property located in Georgia. At closing, the bonds financed the acquisition of the property by an institutional real estate firm. The beneficial interest, in the form of senior certificates, was acquired at par. Concurrently with the closing, the borrower acquired subordinate certificates representing the residual interest with a principal amount of $12.4 million for $10 million. The bonds have a six-year term, require semi-annual interest payments commencing December 1, 2011 and may be prepaid, subject to certain fees. The strategic partner has entered into a separate interest rate swap agreement with the borrower, which, in conjunction with a special contribution/distribution arrangement with the joint venture, will result in a net current yield to the joint venture of Securities Industry and Financial Markets Association (“SIFMA”) Municipal Swap Index plus 3.25% per annum (3.34% at June 30, 2011). Profits and losses and cash distributions are allocated to the members according to their percentage interests until each member has achieved an internal rate of return of 10%, then 75% to the Company and 25% to the strategic partner. The beneficial interest in the bonds is classified as available-for-sale.

7. Derivative Instruments

The Company has investments in four unconsolidated joint ventures denominated in Euro that expose the Company to foreign currency risk. At June 30, 2011, the Company’s net investments in such joint ventures totaled approximately €16.3 million, or $23.7 million. The Company generally uses collars (consisting of caps and floors) without upfront premium costs to hedge the foreign currency exposure of its net investments and does not anticipate entering into derivative transactions for speculative or trading purposes. At June 30, 2011, the total notional amount of the collars is approximately €12.5 million with termination dates ranging from December 2011 to July 2013.

In connection with its investment in GNE Investor, the Company received a common stock purchase warrant for 3,356,000 shares of G&E’s common stock and received warrants for an additional 63,439 shares pursuant to the borrower’s paid-in-kind election of monthly interest due under the loan.

The fair values of derivative instruments included in the Company’s consolidated balance sheets are as follows:

(In thousands)	June 30, 2011	December 31, 2010
Assets
Foreign exchange contracts designated as hedging instruments included in other assets	$539	$1,160
Common stock warrants included in other assets	108	—

	$647	$1,160

Liabilities
Foreign exchange contracts designated as hedging instruments included in accrued and other liabilities	$700	$636

For the three and six months ended June 30, 2011, net settlement loss on foreign currency collars of $182,000 and $173,000, respectively, was reclassified from accumulated other comprehensive income and is offset against net foreign exchange loss in the consolidated statements of operations. For the three and six months ended June 30, 2010, net settlement gain on foreign currency collars of $61,000 and $66,000, respectively, was reclassified from accumulated other comprehensive income and is offset against net foreign exchange loss in the consolidated statements of operations. No gain or loss was recognized due to hedge ineffectiveness.

Certain counterparties to the derivative instruments require the Company to deposit cash or other eligible collateral for derivative financial liabilities exceeding $100,000. As of June 30, 2011, the Company had deposited $110,000 related to these agreements, which is included in other assets in the accompanying balance sheet.

8. Fair Value Measurements

Financial Instruments Reported at Fair Value

The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis, including foreign exchange contracts and stock purchase warrants in a public company. The following table summarizes the fair values of those assets and liabilities:

	June 30, 2011				December 31, 2010
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Beneficial interests in securities	$—	$28,000	$—	$28,000	$—	$—	$—	$—
Foreign exchange contracts	—	539	—	539	—	1,160	—	1,160
Common stock warrants	—	—	108	108	—	—	—	—

	$—	$28,539	$108	$28,647	$—	$1,160	$—	$1,160

Liabilities
Foreign exchange contracts	$—	$700	$—	$700	$—	$636	$—	$636

The carrying value of beneficial interests in securities approximates their fair value of at June 30, 2011 as the interests were acquired on that date. The fair values of foreign exchange contracts are determined by discounting the expected cash flow of each derivative based on forecast foreign exchange rates. This analysis reflects the contractual terms of the derivatives, observable market-based inputs, and credit valuation adjustments to appropriately reflect the non-performance risk for both the Company and the respective counterparty. The Company has determined that the majority of inputs used to value its derivative financial instruments fall within Level 2 of the fair value hierarchy. Although credit valuation adjustments, such as the risk of default, rely on Level 3 inputs, the Company has determined that these inputs are not significant to the overall valuation of its derivatives. As a result, derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. The fair value of common stock warrants in G&E as of June 30, 2011 was determined using a probability-weighted average of option values based on various investment realization scenarios, which relied on Level 2 and Level 3 inputs.

Fair Value Disclosure of Financial Instruments Reported at Cost

The Company estimates the fair value of financial instruments carried at historical cost on a quarterly basis. These instruments are recorded at fair value only if they are impaired. No impairment charges were recognized during the six months ended June 30, 2011 and 2010. In cases where quoted market prices are not available, fair values are estimated using inputs such as discounted cash flow projections, market comparables, dealer quotes and other quantitative and qualitative factors. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different assumptions or methodologies could have a material effect on the estimated fair value amounts.

The carrying values of interest receivable and accrued and other liabilities approximate their fair values due to their short term nature. At December 31, 2010, the carrying values of the line of credit and secured debt approximate their fair values since their contractual rates approximate their market rates due to the fact that the arrangements were entered into shortly before the balance sheet date. At June 30, 2011, the fair value of secured debt was estimated by discounting expected future cash outlays at current interest rates available for similar instruments.

The following table presents the estimated fair values and carrying values of the Company’s financial instruments carried at cost:

	June 30, 2011		December 31, 2010
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets
Investments in unconsolidated joint ventures	$400,100	$354,220	$289,090	$248,750
Loans receivable, net	173,100	169,548	71,399	69,929
Liabilities
Line of credit	—	—	20,000	20,000
Secured financing	13,900	13,928	14,000	14,000

9. Credit Agreement

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

Revolving loans under the Credit Agreement accrue interest at a per annum rate equal to the sum of, at the Company’s election, the one, two, three, six, or twelve-month LIBOR plus 4%, with a 1% LIBOR floor. In addition, the Company pays a commitment fee of 0.5% of the unused amount, payable quarterly. At June 30, 2011, no amounts were outstanding under the Credit Agreement.

The amount available for draw under the Credit Agreement is limited by a borrowing base, which is calculated based upon the value of eligible assets and the annual cash flow generated by these assets. To be included in the borrowing base an asset must meet certain criteria set forth in the Credit Agreement, including being free of all liens and pledges and, when taken with all other borrowing base assets, the average time to maturity must be at least 3.5 years. At June 30, 2011, the borrowing base was $71.3 million and the Company was in compliance with all financial covenants associated with the Credit Agreement.

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

10. Earnings per Share

The Company calculates basic earnings per share using the two-class method, which allocates earnings per share for each share of common stock and nonvested shares containing nonforfeitable rights to dividends and dividend equivalents treated as participating securities. The following table reconciles the numerator and denominator of the basic and diluted per-share computations for net income available to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2011	2010	2011	2010
Numerator:
Net income	$8,338	$3,589	$15,714	$5,687
Net income attributable to noncontrolling interest	301	5	314	7

Net income attributable to common stockholders	8,037	3,584	15,400	5,680
Net income allocated to participating securities (nonvested shares)	2	1	4	2

Numerator for basic and diluted net income allocated to common stockholders	$8,035	$3,583	$15,396	$5,678

Denominator:
Basic weighted average number of common shares outstanding	31,911,500	14,625,000	24,684,900	14,625,000
Weighted average effect of dilutive shares (1)	287,500	287,500	287,500	287,500

Diluted weighted average number of common shares outstanding	32,199,000	14,912,500	24,972,400	14,912,500

Earnings per share:
Net income available to common stockholders per share–basic	$0.25	$0.25	$0.62	$0.39

Net income available to common stockholders per share–diluted	$0.25	$0.24	$0.62	$0.38

(1)

Included in dilutive shares for all periods presented are 287,500 shares of common stock issuable for reimbursement of the Manager’s payment of underwriting discounts and commissions incurred in connection with the IPO.

11. Related Party Transactions

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

The joint venture entities with the FDIC (“FDIC Ventures”) of which Milestone West Investor and Milestone North Investor are managing members, receive asset management services from Colony AMC Milestone West, LLC (“AMC Milestone West”) and Colony AMC Milestone North, LLC (“AMC Milestone North”), respectively (each an “asset management company”), each a wholly-owned subsidiary of the Company. The FDIC Ventures pay each respective asset management company an annual 50-basis point asset management fee calculated on the aggregate UPB of each respective loan portfolio. In addition, Milestone North Investor reimburses AMC Milestone North for any expenses not covered by the 50-basis point fee. For the three and six months ended June 30, 2011, the Company earned asset management fees and expense reimbursements of $346,000 and $907,000, respectively.

Effective January 1, 2011, AMC Milestone West and AMC Milestone North receive allocations of compensation, overhead and direct costs from an affiliate of the Manager pursuant to a cost allocation arrangement. For the three and six months ended June 30, 2011, the asset management companies were allocated $211,000 and $529,000, respectively, from such affiliate of the Manager.

The following table summarizes the amounts incurred by the Company and reimbursable to the Manager or its affiliates:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2011	2010	2011	2010
Base management fees	$2,228	$799	$3,524	$1,459
Compensation pursuant to secondment agreement	350	226	704	453
Allocated and direct investment-related costs	303	151	650	261
Allocated and direct administrative expenses	134	73	170	117

	$3,015	$1,249	$5,048	$2,290

12. Stock-Based Compensation

The Company’s 2009 Non-Executive Director Stock Plan (the “Director Stock Plan”) provides for the grant of restricted stock, restricted stock units and other stock-based awards to its non-executive directors. The maximum number of shares of stock reserved under the Director Stock Plan is 100,000. There was no vesting or share grants during the six months ended June 30, 2011. The individual share awards vest in equal annual installments over the applicable service vesting period, generally one to two years.

The Company recognized compensation cost related to outstanding restricted stock awards of $29,000 and $14,000 for three months ended June 30, 2011 and 2010, respectively, and $59,000 and $29,000 for the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, there was $36,000 of total unrecognized compensation cost related to nonvested shares granted under the Director Stock Plan. That cost is expected to be fully recognized during 2011.

On May 2, 2011, the Company’s stockholders approved the Colony Financial, Inc. 2011 Equity Incentive Plan (the “Equity Incentive Plan”). The Equity Incentive Plan provides for the grant of options to purchase shares of common stock, share awards (including restricted stock and stock units), stock appreciation rights, performance awards and annual incentive awards, dividend equivalent rights, long-term incentive units, cash and other equity-based awards. Certain named executive officers of the Company, along with other eligible employees, directors and service providers, including the Manager and employees of the Manager, are eligible to receive awards under the Equity Incentive Plan. The Company has reserved a total of 1,600,000 shares of common stock for issuance pursuant to the Equity Incentive Plan, subject to certain adjustments set forth in the plan. As of the filing date of this Quarterly Report on Form 10-Q, no awards have been granted under the Equity Incentive Plan.

13. Other Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2011	2010	2011	2010
Net income	$8,338	$3,589	$15,714	$5,687
Other comprehensive income:
Equity in other comprehensive (loss) income of unconsolidated joint venture	(211)	216	(64)	764
Unrealized (loss) gain on fair value of derivative instruments designated as hedges, net of deferred tax effect	(79)	784	(609)	1,128
Foreign currency translation gain (loss), net of deferred tax effect	518	(1,420)	1,620	(2,104)
Realized foreign exchange (gain) loss reclassified from accumulated other comprehensive loss	(92)	85	(29)	118

Comprehensive income	8,474	3,254	16,632	5,593
Comprehensive income attributable to noncontrolling interest	297	9	313	22

Comprehensive income attributable to the Company	$8,177	$3,245	$16,319	$5,571

The components of accumulated other comprehensive income attributable to the Company are as follows:

(In thousands)	June 30, 2011	December 31, 2010
Equity in accumulated other comprehensive income of unconsolidated joint venture	$1,347	$1,410
Net unrealized (loss) gain on fair value of derivative instruments designated as hedges, net of deferred tax effect	(8)	601
Net unrealized gain (loss) on foreign currency translation, net of deferred tax effect	516	(1,075)

	$1,855	$936

14. Income Taxes

The Company’s TRSs are subject to corporate level federal, state, foreign and local income taxes. The Company’s income tax provision (benefit) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2011	2010	2011	2010
Current
Federal	$335	$—	$498	$15
State	22	15	40	29

Total current provision	357	15	538	44

Deferred
Federal	(131)	—	(540)	—

Total deferred benefit	(131)	—	(540)	—

Total income tax provision (benefit)	$226	$15	$(2)	$44

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

At June 30, 2011, the Company recognized a deferred tax asset of $540,000 associated with temporary differences related to income recognition from its investments in unconsolidated foreign joint ventures and the tax bases of certain of its other unconsolidated joint ventures. In addition, the Company recognized deferred tax assets and liabilities of $187,000 and $417,000, respectively, to reflect the potential benefits and obligations related to other comprehensive income attributable to hedging activities and foreign currency translation. The deferred tax assets and liabilities are included in other assets and accrued and other liabilities, respectively, in the accompanying consolidated balance sheet. At December 31, 2010, the Company did not have significant net deferred tax assets or deferred tax liabilities.

15. Commitments and Contingencies

Pursuant to the operating agreements of certain unconsolidated joint ventures, the joint venture partners may be required to fund additional amounts for customary and ordinary operating costs or guaranties of the joint ventures. At June 30, 2011, the Company’s share of those commitments for DB Investor, Axle Investor, and Milestone North Investor is $1.7 million, $0.3 million, and $0.4 million, respectively.

16. Subsequent Events

In connection with First Republic Bank’s secondary public offering on July 7, 2011, FRB Investor sold 5,000,000 shares of common stock in First Republic Bank. The Company’s share of net cash proceeds and gain on sale was approximately $9.0 million and $3.8 million, respectively.

On July 21, 2011, the Company invested €21.1 million, or $30.0 million, for a 32% ownership interest in a joint venture with investment vehicles managed by affiliates of the Manager that acquired a German portfolio of five non-performing loans.

On July 22, 2011, the G&E loan was amended. See Note 4.

In August 2011, the Company committed to invest $33.5 million to participate in the purchase of approximately 760 performing and non-performing loans secured mostly by real estate. The acquisition is scheduled to close in August 2011.

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

While forward-looking statements reflect our good faith beliefs, assumptions and expectations, they are not guarantees of future performance. Furthermore, we disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. We caution investors not to place undue reliance on these forward-looking statements and urge you to carefully review the disclosures we make concerning risks in sections entitled “Risk Factors,” “Forward-Looking Statements,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q.

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

2010 Private Placement

On December 20, 2010, we sold 2,750,000 shares of our common stock at a price per share of $20.25, to certain institutional investors (the “Investors”) in a private placement (“2010 Private Placement”), resulting in gross proceeds of $55.7 million. In connection with the 2010 Private Placement, the Investors were granted a right to participate in offerings of the Company’s common stock or common stock equivalents that occur on or before December 20, 2011, the one year anniversary of the closing of the 2010 Private Placement (the “Participation Period”), subject to such Investors continuing to own the shares acquired in the 2010 Private Placement. The participation right allows the Investors to maintain their percentage ownership interest in the Company calculated immediately prior to such offerings (subject to certain limitations). In addition, if any such offering during the Participation Period is for a per share price less than the then-prevailing adjusted purchase price (which will be adjusted from time to time as a result of, among other things, special dividends, stock splits and other similar events), we are required to make a payment to any Investors who continue to own shares acquired in the 2010 Private Placement to reduce the aggregate purchase price of the 2010 Private Placement to the subsequent offering price (“Anti-Dilution Purchase Price Adjustment”).

Certain of the Investors participated in the First Quarter 2011 Common Stock Offering as selling stockholders and sold all of the shares that they had acquired in the 2010 Private Placement. As a result, such Investors forfeited their right to receive an Anti-Dilution Purchase Price Adjustment in connection with the First Quarter 2011 Common Stock Offering and all other rights received in the 2010 Private Placement.

As a result of our offering shares of our common stock in the First Quarter 2011 Common Stock Offering at a per share price of $18.50, we were obligated to make an Anti-Dilution Purchase Price Adjustment to certain of the Investors. Concurrently with completion of the First Quarter 2011 Common Stock Offering, we issued 175,000 shares of our common stock valued at $18.50 per share and made an aggregate cash payment of $162,500 to certain Investors for a total Anti-Dilution Purchase Price Adjustment of $3.4 million.

Credit Facility Restructuring

On July 21, 2011, we signed a mandate letter and term sheet with Bank of America, N.A., to amend and restate our credit agreement to increase the credit availability under the facility. There can be no assurance that we will be able to complete the amended and restated credit facility.

Investment Activities

Since the closing of our IPO, we have been actively investing in our target assets. See “—Our Investments” for our recent investment activities and updates to our existing investments. Many of our investments have been structured as joint ventures with one or more of the private investment funds managed by Colony Capital or its affiliates. For more information about our investment allocation agreement and conflicts of interest that may arise in connection with these co-investments, see “Business—Conflicts of Interest and Related Policies” and “Business—Co-Investment Funds” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Some of loans in our investment portfolio are in the process of being restructured or may otherwise under credit watch or at risk. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. If we determine that it is probable that we will not be able to collect all amounts according to the terms of a particular loan agreement, we could be required to recognize an impairment charge or a loss on the loan unless the loan’s observable market price or the value of the collateral securing the loan exceeds the carrying value of the loan. If our assumptions regarding, among other things, the present value of expected future cash flows or the value of the collateral securing our loans are incorrect or general economic and financial conditions cause a significant number of borrowers to become unable to make payments under their loans, we could be required to recognize significant impairment charges, which could result in a material reduction in earnings and distributions in the period in which the loans are determined to be impaired.

Our Investments

The following table sets forth certain information as of the acquisition or commitment date regarding the investments consummated and committed to as of August 5, 2011:

(Dollars in thousands) Our Investments	Invested(1)	Committed(1)	Total	Our Ownership of Total Colony Managed Investments(2)	Total Colony Managed Investments(3)	Unpaid Principal Balance	Date of Initial Investment	Description
Bulls Loan Portfolio	$65,100	$—	$65,100	32.5%	$200,404	$387,700	Jun-11	Approximately 650 performing and non-performing loans consisting of substantially all first mortgage recourse commercial real estate loans
Centro Mezzanine Loans	60,000	—	60,000	100.0%	60,000	60,000	Jun-11	Participation in mezzanine loans secured by equity interests in 107 retail centers located in 27 states.
U.S. Life Insurance Loan Portfolio	49,700	—	49,700	37.9%	131,300	174,700	Dec-09	25 fixed-rate first mortgages secured by commercial real estate
WLH Secured Loan	48,000	—	48,000	24.0%	199,800	206,000	Oct-09	Senior secured term loan secured by first mortgages on residential land and security interests in cash and other assets
Extended Stay Loan	37,400	—	37,400	66.7%	56,100	56,300	Oct-10	Performing mezzanine loan to Extended Stay Hotels, which includes 664 hotel portfolio
CRE Portfolio	—	33,500	33,500	44.4%	75,400	618,000	Aug-11	Approximately 760 performing and non-performing loans secured mostly by commercial real estate
DB FDIC Portfolio	33,000	1,700	34,700	33.3%	103,900	1,020,000	Jan-10	Approximately 1,200 performing and non-performing loans secured mostly by commercial real estate
German Loan Portfolio IV	30,000	—	30,000	33.3%	89,900	487,600	Jul-11	5 non-performing commercial real estate loans
Manhattan Landmark Buildings Loan	29,100	—	29,100	74.4%	39,100	39,100	Mar-11	Performing first mortgage secured by two landmark properties in Manhattan
Multifamily Tax-Exempt Bonds	27,900	—	27,900	100.0%	27,900	28,000	Jun-11	Senior interest in tax-exempt bonds secured by a multifamily residential property located in Atlanta, GA
First Republic Bank(4)	24,000	—	24,000	5.9%	406,000	NA	Jun-10	Equity stake in financial institution with approximately $20 billion of assets
Class A Manhattan Office Loan Participation	15,000	—	15,000	33.3%	44,900	66,000	Mar-10	First mortgage pari-passu participation interest secured by Class A midtown Manhattan office building
Southern California Land Loan	13,400	—	13,400	50.0%	26,800	27,200	May-11	First mortgage loan secured by a Southern California master planned development and equity participation rights
Spanish REOC/Colonial Loan	12,500	—	12,500	5.1%	245,000	658,700	Nov-09	Syndicated senior secured loan to a Spanish commercial real estate company
Hotel Portfolio Loan	10,700	—	10,700	33.3%	32,000	39,000	Apr-10	Senior mezzanine loan indirectly secured by a portfolio of 103 limited service hotels
Barclays FDIC Portfolio	10,000	300	10,300	4.5%	229,900	1,849,200	Jul-10	Approximately 1,660 performing and non-performing loans consisting of substantially all first mortgage recourse commercial real estate loans
West Village Loan	9,900	—	9,900	33.3%	29,800	30,400	Mar-10	Recourse loan secured by first liens on two West Village Manhattan townhomes and a photography catalogue
Cushman ADC FDIC Portfolio	9,100	—	9,100	15.2%	59,200	817,100	Jan-11	Approximately 1,500 performing and non-performing loans secured mostly by commercial real estate
G&E Secured Loan	8,900	—	8,900	50.0%	17,800	18,000	Apr-11	Senior secured multiple draw loan secured by assets of Grubb & Ellis Company and its affiliates
U.S. Commercial Bank Loan Portfolio	6,700	—	6,700	33.3%	20,100	33,000	Dec-09	10 performing and one delinquent, fixed rate first mortgages secured by commercial real estate
2100 Grand B-Note	6,600	—	6,600	100.0%	6,600	6,800	Dec-10	First mortgage B-note participation interest secured by an office building in El Segundo, CA
German Loan Portfolio	5,300	—	5,300	33.3%	16,000	91,000	Dec-09	94 primarily first mortgage non-performing commercial real estate loans
German Loan Portfolio III	5,300	—	5,300	10.6%	49,900	135,500	Jul-10	18 non-performing commercial real estate loans
CMBS-Related Bond	4,300	—	4,300	33.3%	12,900	31,200	May-10	Senior bond secured by seasoned CMBS bonds, U.S. Treasuries and a B-note
German Loan Portfolio II	3,500	—	3,500	33.3%	10,500	53,300	May-10	211 non-performing commercial real estate loans
WLH Land Acquisition	3,400	—	3,400	24.0%	14,000	NA	Dec-09	Approximately 1,100 residential lots in a sale/easement
Milestone FDIC Western Portfolio	3,400	—	3,400	17.3%	19,800	137,000	Dec-10	Approximately 200 performing and non-performing loans consisting of substantially all first mortgage recourse commercial real estate loans
Midwest Multifamily/ Retail Loan	3,300	—	3,300	33.3%	9,800	9,800	May-10	First mortgage interest in a mixed-use development
Westlake Village Loan	2,500	—	2,500	33.3%	7,600	11,300	Oct-09	First mortgage commercial loan
Milestone FDIC Northern Portfolio	2,000	400	2,400	15.3%	15,600	203,800	Dec-10	Approximately 560 performing and non-performing loans consisting of substantially all first mortgage recourse commercial real estate loans
AAA CMBS Financed with TALF	2,000	—	2,000	33.3%	6,100	40,000	Oct-09	AAA CMBS security financed with five-year TALF

Total Committed & Invested	$542,000	$35,900	$577,900

(1)	Invested and committed amounts include our share of transaction costs and working capital and are net of origination fees.

(2)	Represents our share of the acquisition entities formed by us with investment funds and other investment vehicles managed by affiliates of our Manager.
(3)	Represents total funds invested and committed by all funds and other investment vehicles managed by Colony Capital.
(4)	Invested and committed amounts represent our original investment in First Republic Bank. In connection with First Republic Bank’s initial and secondary public offerings on December 14, 2010 and July 7, 2011, the acquisition entity sold approximately 25.7% of shares initially owned by the acquisition entity.

The following table summarizes the carrying value of our investment portfolio by our target asset types as of June 30, 2011. Many of these investments are held through consolidated or unconsolidated joint ventures, and are shown net of amounts attributable to noncontrolling interest.

Target Asset Type	Amount (in thousands)	Percentage of Investment Portfolio
Acquired whole mortgage loans	$249,151	47%
Originated whole mortgage loans	72,824	14%
Mezzanine loans	110,196	21%
Commercial mortgage-backed securities	3,156	1%
B-note(1)	6,596	1%
Equity ownership in bank	26,017	5%
Other investments	59,698	11%

	$527,638	100%

(1)	Represents the carrying value of our investment in 2100 Grand B-Note, net of secured financing of $13.9 million.

We estimate the fair value of our investments on a quarterly basis, using inputs such as discounted cash flow projections, market comparables, dealer quotes and other quantitative and qualitative factors. We did not elect the fair value option for our investments, whether they are held directly by us or through joint ventures, except when required by accounting principles generally accepted in the United State of America (“GAAP”). We disclose the estimated fair value of these financial instruments in the notes to our financial statements. As of June 30, 2011, the estimated aggregate fair value and carrying value of our investments was $601.3 million and $551.9 million, respectively.

For descriptions of our investments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Investments” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The following summaries provide information on our investments acquired or originated since December 31, 2010 as of each of their respective acquisition or origination date and certain additional updates:

•

Bulls Loan Portfolio. On June 30, 2011, we, together with investment vehicles managed by affiliates of our Manager, acquired a portfolio of loans from a U.S. commercial bank. The portfolio includes 648 performing and non-performing loans with an aggregate unpaid principal balance of approximately $387.7 million, substantially all of which are first mortgage, recourse commercial real estate loans geographically concentrated in the Midwest. The purchase price for the portfolio was approximately $197.6 million, or approximately 51% of the portfolio’s unpaid principal balance. The portfolio consists of approximately 50% performing and 50% non-performing loans by unpaid principal balance. We contributed approximately $64.2 million, exclusive of our pro rata share of the required working capital and transaction costs.

•

Centro Mezzanine Loans. On June 28, 2011, we participated in the origination of $400 million of mezzanine debt, consisting of four $100 million mezzanine tranches. The mezzanine debt is part of a $1.4 billion debt financing of a financial sponsor’s acquisition of 107 assets from Centro Properties Group’s 593-asset U.S. retail portfolio. Our $60 million participation represents a 20% interest in the most senior and two most junior tranches of the mezzanine debt. The loans will mature in July 2016 and bear interest at a weighted-average rate of 9.75% per annum. The loans are collateralized by pledges of equity interests in 107 primarily grocery-anchored shopping centers located in 27 states.

•

WLH Secured Loan. William Lyon Homes, Inc. (“WLH”), the borrower of the $206 million senior secured term loan (the “WLH Secured Loan”) made by WLH Investor, has failed to meet the minimum $75 million tangible net worth covenant required under the loan (the “Net Worth Covenant”) for two consecutive fiscal quarters. In April 2011, we granted a waiver of the Net Worth Covenant and certain financial reporting requirements until July 19, 2011. Upon expiration of the initial waiver period on July 19, 2011, WLH continued to fail to meet the Net Worth Covenant and we granted another temporary waiver until September 16, 2011. We are in active discussions with the borrower and subordinate lenders to the borrower regarding various corporate strategic alternatives including a potential recapitalization of the borrower. Notwithstanding the current uncertainty regarding the WLH Secured Loan, we believe that the value of the collateral securing the loan is significantly in excess of the entire principal and other amounts due thereunder and, as a result, determined that no impairment of our investment is required at this time. To date, WLH has made all payments due and owing under the loan.

•

CRE Portfolio. In August 2011, we committed to invest approximately $33.5 million to participate in the purchase of approximately 760 performing and non-performing loans secured mostly by real estate. The acquisition is scheduled to close in August 2011.

•

German Loan Portfolio IV. On July 22, 2011, we, together with investment funds managed by affiliates of our Manager, acquired a portfolio of five first mortgage non-performing commercial real estate loans with an aggregate unpaid principal balance of approximately €342.8 million from a consortium of German banks. The purchase price for the portfolio was €65.3 million, excluding transaction costs, or approximately 19% of the unpaid principal balance of the loans. Our pro rata share of the purchase price is approximately €20.9 million (exclusive of our pro rata share of transaction costs), which represents a 32.1% ownership interest. The loans are collateralized by five properties consisting of three office buildings, one retail outlet and one land site for development.

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

•

Multifamily Tax-Exempt Bonds. On June 30, 2011, we, together with a strategic partner, acquired a senior interest in a series of tax-exempt bonds with an aggregate principal amount of $40.4 million. The bonds are secured by a 760-unit multifamily property located in Georgia. At closing, the bonds financed the acquisition of the property by an institutional real estate firm. Our interest, together with our partner’s interest in the bonds, was acquired for $28 million, representing a loan-to-value of approximately 70%. Concurrently with the closing, the borrower acquired subordinate certificates representing the residual interest with a principal amount of $12.4 million for $10 million. The property was acquired by the borrower at a significant discount to replacement cost and approximately 25% below the previous owner’s basis. The bonds have a six-year term, require semi-annual interest payments commencing December 1, 2011 and may be prepaid, subject to certain fees. The strategic partner has entered into a separate interest rate swap agreement with the borrower, which, in conjunction with a special contribution/distribution arrangement with the joint venture, will result in a net current yield to the joint venture of Securities Industry and Financial Markets Association (“SIFMA”) Municipal Swap Index plus 3.25% per annum. This bond purchase represents the first of several tax-exempt bond purchases and/or bond originations that are intended to be warehoused, pooled together and subsequently securitized. Ultimately, we expect to retain a subordinated interest in the bonds and expect to generate yields of approximately 12%. Profits and losses and cash distributions are allocated to the members according to their percentage interests until each member has achieved an internal rate of return of 10%, then 75% to us and 25% to the strategic partner.

•

First Republic Bank. In connection with First Republic Bank’s secondary public offering on July 7, 2011, ColFin FRB Investor, LLC sold 5,000,000 shares of common stock in First Republic Bank. Our share of net cash proceeds (after our pro rata share of underwriting discounts and expenses) and gain on sale was approximately $9.0 million and $3.8 million, respectively, which will be reflected in our results of operations for the quarter ending September 30, 2011. After giving effect to the disposition of shares as part of First Republic Bank’s secondary public offering, we own an approximate 0.9% indirect interest in First Republic Bank through our interest in ColFin FRB Investor, LLC.

•

Class A Manhattan Office Loan Participation. The borrower on the Class A Manhattan Office Loan failed to make the scheduled July 2011 payment. The lenders are in active discussions with various parties regarding a loan restructuring. We have determined that while the loan is impaired because it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement, no loss has been incurred because the value of the collateral exceeds the loan’s carrying value. Therefore, no allowance for loan loss was deemed necessary as of June 30, 2011.

•

Southern California Land Loan. On May 23, 2011, we, together with investment vehicles managed by affiliates of our Manager, originated a $27.2 million first mortgage loan to a newly formed joint venture between certain third-party private investment vehicles (the “Sponsors”) in connection with their acquisition of a master planned development and an option to acquire approximately 1,000 lots in another master planned development, all of which is located in Southern California. The Sponsors acquired the development and option for approximately $34.1 million, a substantial discount to its original cost basis, through a bankruptcy auction process. The loan is collateralized by the first mortgage on the land and is guaranteed by the Sponsors. The loan has a five-year term, bears interest at a fixed rate of 12% per annum, of which 5% will be paid-in-kind unless notification is provided by the Sponsors, and the Sponsors funded a one-year interest reserve. The loan included an upfront $396,000 origination fee and may be prepaid, subject to certain prepayment fees. After full repayment of the loan, net cash flow from the development will be split between the joint venture and the Sponsors according to the joint venture agreement, pursuant to which the joint venture may receive up to an 18% profit participation. We contributed approximately $13.4 million for our 50% ownership interest.

•

Hotel Portfolio Loan. The senior mezzanine loan with a principal balance of $13.0 million and a carrying value of $12.8 million is scheduled to mature in August 2011. The borrower has indicated that a full payoff at maturity is not likely. We are in active discussions with various parties regarding possible remedies if the borrower defaults. To date, the borrower has made timely scheduled interest payments due under the loan. We determined that while the loan is impaired because it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement, no loss has been incurred because the value of the collateral exceeds the loan’s carrying value. Therefore, no allowance for loan loss was deemed necessary as of June 30, 2011.

•

Cushman ADC FDIC Portfolio. On January 26, 2011, we, together with an investment fund managed by an affiliate of our Manager, consummated our fifth structured transaction with the Federal Deposit Insurance Corporation (“FDIC”). Cushman & Wakefield and Unicorp Services served as advisors to the FDIC in connection with this transaction. As a result, we and such investment funds acquired a 50% managing member equity interest in a newly formed limited liability company (the “ADC FDIC Venture”) created to hold a portfolio of acquired loans, with the FDIC retaining the other 50% equity interest. This portfolio of loans, which we refer to as the Cushman ADC FDIC Portfolio, included 1,505 loans (of which approximately 47% were performing and approximately 53% were non-performing by initial allocated purchase price) with an aggregate unpaid principal balance of approximately $817 million, consisting of substantially all first mortgage recourse acquisition, development and construction real estate loans. The Cushman ADC FDIC Portfolio was effectively acquired at approximately 24% of the unpaid principal balance of the loans, with an aggregate payment to the FDIC of approximately $48.2 million (excluding working capital and transaction costs) for the 50% equity interest. The weighted-average interest rate on the performing loans was 5.6% and the weighted-average remaining term for the performing loans was 83 months. The FDIC offered zero-coupon 1:1 leverage financing with a term of up to seven years in the original principal amount of $100.3 million, inclusive of a capitalized guarantee fee. The newly formed ADC FDIC Venture also pays an asset management company, which is owned 15.2% (8.5% prior to June 30, 2011) by us and 84.8% (91.5% prior to June 30, 2011) by a subsidiary of Colony Capital, a 75-basis point asset management fee, which is calculated based on the aggregate unpaid principal balance of the outstanding portfolio (which will be used to pay costs associated with primary and special servicing). Our pro rata share of the managing member interest was 8.5%, or approximately $4.1 million, exclusive of our pro rata share of the required working capital and transaction costs. In addition, we and the investment funds managed by affiliates of our Manager funded an additional $5 million cash to satisfy the additional security requirement set forth in the FDIC transaction documents. Our share of this additional security funding, based upon our ownership interest in the managing member of the ADC FDIC Venture, was approximately $0.4 million.

On June 30, 2011, we increased our ownership in the Cushman ADC FDIC Portfolio to 15.2% by acquiring a 6.75% interest from a limited partner in the co-investor partnership in the joint venture for $4.0 million and a deferred amount of approximately $150,000.

•

G&E Secured Loan. On April 15, 2011, we, together with an investment fund managed by an affiliate of our Manager, originated a senior secured multiple draw term loan for up to $18 million secured by substantially all the assets of Grubb & Ellis Company (“G&E”) and its affiliates, a national real estate services firm engaged in brokerage, asset management and investment management. Our pro rata share of the loan is up to $9 million for a 50% economic interest. The loan has an eleven-month term, bears interest at an average fixed rate of 11.6% per annum (all of which can be paid-in-kind at the borrower’s option) and includes an upfront 1% origination fee and certain prepayment fees. Our share of the initial funding of $9 million, less the origination fee on the total commitment, was $4.4 million. In connection with the loan origination, we and the other investment fund each received common stock purchase warrants for up to 3,356,000 shares of G&E’s common stock, each representing approximately 4.8% of G&E’s common shares outstanding. In addition, for each month G&E elects the payment-in-kind option for the accrued interest, we will receive additional warrants for G&E’s common stock. The borrower made an additional $9 million draw under the term loan on May 16, 2011. Our pro rata share of the additional draw was $4.5 million. In accordance with terms of the loan agreement, the borrower elected for the monthly interest due under the loan to be paid-in-kind through June 30, 2011. As a result, we and the other investment fund each received common stock purchase warrants for up to 63,439 shares of G&E’s common stock. The terms of these common stock purchase warrants are consistent with those received in connection with the loan closing. The loan restricts G&E from making distributions to shareholders until G&E meets certain financial covenants.

On July 22, 2011, G&E and GNE Investor amended the loan whereby (a) the lenders consented to G&E’s sale of Daymark Realty Advisors, Inc. and its subsidiaries, (b) amended the definition of “Net Worth” and made related amendments and waivers, and (c) amended the trigger price of all warrants issued from $1.10 per share to $0.71 per share.

Our Investments in Unconsolidated Joint Ventures

The following investments are held directly by us, through wholly-owned or majority-owned subsidiaries: Centro Mezzanine Loans, Extended Stay Loan, Manhattan Landmark Buildings Loan, Multifamily Tax-Exempt Bonds, Hotel Portfolio Loan and 2100 Grand B-Note. All other investments are held through our ownership interests in unconsolidated joint ventures that hold the investments, which we account for using the equity method of accounting. Our ownership interest in each joint venture and investments held by each joint venture as of June 30, 2011 are summarized below.

Joint Venture	Investments Held by Joint Venture	Our Ownership Percentage in Joint Venture(1)
ColFin Bulls Funding A, LLC and ColFin Bulls Funding B, LLC (collectively “Bulls Investor”)	Bulls Loan Portfolio	32.5%
ColFin NW Funding, LLC (“NW Investor”)	U.S. Life Insurance Loan Portfolio	37.9%
ColFin WLH Funding, LLC (“WLH Investor”)	WLH Secured Loan	24.0%
ColFin DB Guarantor, LLC (“DB Investor”)	DB FDIC Portfolio	33.3%
ColFin FRB Investor, LLC (“FRB Investor”)	First Republic Bank	5.9%
ColFin 666 Funding, LLC (“666 Investor”)	Class A Manhattan Office Loan Participation	33.3%
ColFin Inland Funding, LLC and ColFin Inland Investor, LLC (collectively “Inland Investor”)	Southern California Land Loan	50.0%
Colony Funds Sants S.à r.l. (“Colonial Investor”)	Spanish REOC/Colonial Loan	5.1%
ColFin Axle Funding, LLC (“Axle Investor”)	Barclays FDIC Portfolio	4.5%
ColFin ALS Funding, LLC (“ALS Investor”)	West Village Loan	33.3%
ColFin 2011 ADC Funding, LLC (“ADC Investor”)	Cushman ADC FDIC Portfolio	15.2%
ColFin GNE Loan Funding, LLC (“GNE Investor”)	Grubb & Ellis Secured Loan	50.0%
ColFin J-11 Funding, LLC (“J-11 Investor”)	U.S. Commercial Bank Loan Portfolio	33.3%
C-VIII CDCF CFI MBS Investor, LLC (“MBS Investor”)	CMBS-Related Bond, AAA CMBS Financed with TALF	33.3%
ColLaguna (Lux) S.à r.l. (“Laguna Investor”)	German Loan Portfolio	33.3%
ColFord S.à r.l. (“Ford Investor”)	German Loan Portfolio III	10.6%
ColCrystal S.à r.l. (“Crystal Investor”)	German Loan Portfolio II	33.3%
ColFin WLH Land Acquisitions, LLC (“WLH Land Investor”)	WLH Land Acquisition	24.0%
ColFin Milestone West Funding, LLC (“Milestone West Investor”)	Milestone FDIC Western Portfolio	17.3%
Matrix Advisors BC, LLC (“BC Investor”)	Midwest Multifamily/Retail Loan	33.3%
Matrix CDCF-CFI Advisors VI, LLC (“Matrix Investor”)	Westlake Village Loan	33.3%
ColFin Milestone North Funding, LLC (“Milestone North Investor”)	Milestone FDIC Northern Portfolio	15.3%

(1)	Our ownership interest in each joint venture and our economic interest in the corresponding investment(s) may differ due to noncontrolling interests owned by third-party investors, which interests are consolidated for GAAP reporting purposes.

Regulatory Developments

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), was signed into law. This legislation aims to restore responsibility and accountability to the financial system. It is unclear how this legislation may affect the investing environment, borrowing environment, and derivatives market that affect our business, as much of the Dodd-Frank Act’s implementation has not yet been defined by the regulators.

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

Results of Operations

Comparison of Three Months Ended June 30, 2011, March 31, 2011 and June 30, 2010

Because we commenced operations on September 29, 2009 upon completion of our IPO and have been actively investing in our target assets, the results of operations for the three months ended June 30, 2011 and the corresponding period in 2010 are not comparable. In addition to the discussion and analysis of our results of operations for the three months ended June 30, 2011 compared to the corresponding period in 2010, we have included a discussion and analysis of our results of operations for the three months ended June 30, 2011 compared to the three months ended March 31, 2011.

Income from Our Investments

Our primary source of income is our investments in loans, which we hold either directly or through our investments in unconsolidated joint ventures. We have been continually investing in our target assets throughout 2009 through 2011 and therefore, income from some investments may reflect less than a full quarter’s results of operations. We consider the comparison of the three months ended June 30, 2011 to the three months ended March 31, 2011 to be more meaningful than comparison to the three months ended June 30, 2010 since we have held most of the investments for the two most recent three-month periods. Income from our investments by type of investment is summarized below, shown net of amounts attributable to noncontrolling interests:

	Three Months Ended
(In thousands)	June 30, 2011	March 31, 2011	June 30, 2010
Acquired whole mortgage loans:
Single loans	$1,648	$794	$618
FDIC loan portfolios	1,848	1,685	312
German non-performing loan portfolios	296	372	26
Other loan portfolios	1,825	1,799	1,538

	5,617	4,650	2,494

Originated mortgage loans	2,835	2,239	2,235
Mezzanine loans	1,767	1,687	292
Commercial mortgage-backed securities	107	109	103
B-note(1)	219	223	—
Equity ownership in bank	1,169	992	—
Other investments	479	498	484

	$12,193	$10,398	$5,608

(1)	Represents our share of interest income from 2100 Grand B-Note, net of interest expense on secured financing.

Income from acquired whole mortgage loans for the three months ended June 30, 2011 increased $967,000 compared to the three months ended March 31, 2011. The increase is primarily related to the acquisition of the Manhattan Landmark Buildings Loan in March 2011 and the Cushman ADC FDIC Portfolio in late January 2011. Income from originated loans during the three months ended June 30, 2011 increased $596,000 from the three months ended March 31, 2011. The increase is primarily related to the origination of the Southern California Land Loan and G&E Secured Loan in the current quarter.

Income from our investments for the three months ended June 30, 2011 increased approximately $6.6 million from compared to the three months ended June 30, 2010. The substantial increase reflects our continuing investment activity throughout 2010 and the first six months of 2011.

Certain investments individually generated greater than 10% of our total income for the periods presented. For the three months ended June 30, 2011 and 2010, NW Investor and WLH Investor generated, on a combined basis, 27% and 56% of our total income, respectively. For the three months ended March 31, 2011, NW Investor, WLH Investor and Extended Stay Loan collectively generated 41% of our total income.

Other Operating Income

In late December 2010, we formed 100%-owned asset management companies that provide asset management services to Milestone West Investor and Milestone North Investor. For the three months ended June 30, 2011 and March 31, 2011, the asset management companies earned asset management fees and cost reimbursements of $346,000 and $561,000, respectively, from these unconsolidated joint ventures.

Expenses

•

Base Management Fees—For the three months ended June 30, 2011, March 31, 2011 and June 30, 2010, we incurred base management fees of $2.2 million, $1.3 million and $0.8 million, respectively, pursuant to the management agreement with our Manager. The significant increase in base management fees period over period resulted from the full deployment of the net IPO proceeds in 2010, an increase in the fee base in December 2010 resulting from the 2010 Private Placement, and another increase in the fee base in April 2011 resulting from the First Quarter 2011 Common Stock Offering and the underwriters’ exercise of the overallotment option. For a discussion regarding the calculation of the base management fee, see “Business—Our Manager and the Management Agreement—Base Management Fee and Incentive Fee” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

•

Investment Expenses—For the three months ended June 30, 2011, March 31, 2011 and June 30, 2010, we incurred investment expenses of $323,000, $687,000 and $181,000, respectively. Milestone West Investor and Milestone North Investor are managed by asset management companies that are wholly owned by us. Effective January 1, 2011, these asset management companies receive allocations of compensation, overhead and direct costs from an affiliate of our Manager pursuant to a cost allocation arrangement. For the three months ended June 30, 2011 and March 31, 2011, the asset management companies were allocated $211,000 and $318,000, respectively, by such affiliate of our Manager. The remaining investment expenses include the cost of managing and servicing our investments and investment transaction costs expensed in connection with the initial acquisition of our investments, as well as costs associated with unsuccessful transactions. Investment expenses were higher in prior quarter due to the set-up costs of the Cushman ADC FDIC Portfolio.

•

Interest Expense—Interest expense for the three months ended June 30, 2011 and March 31, 2011 of $486,000 and $510,000, respectively, includes $310,000 and $336,000, respectively, of contractual interest, unused commitment fees and loan fee amortization incurred on our credit facility. We did not borrow on our credit facility in the current quarter, resulting in lower contractual interest. The remaining interest expense of $176,000 and $174,000, respectively, represents interest on the secured financing of our 2100 Grand loan in December 2010. There was no interest expense for the three months ended June 30, 2010.

•	Administrative Expenses—Administrative expenses are summarized below:

	Three Months Ended
(In thousands)	June 30, 2011	March 31, 2011	June 30, 2010
Reimbursements to Colony Capital:
Compensation pursuant to secondment agreement	$350	$354	$226
Allocated overhead and direct administrative expenses	134	36	73

Total reimbursements to Colony Capital	484	390	299

Professional fees	659	783	306
Insurance	182	181	260
Board-related costs	69	68	55
Other	139	93	249

	$1,533	$1,515	$1,169

The overall increases in administrative expenses for the three months ended June 30, 2011 compared to the corresponding period in 2010 generally reflect the increase in our investment activities since our IPO. Compensation expense was higher for the three months ended June 30, 2011 and March 31, 2011 compared to June 30, 2010 primarily due to an increase in the estimated annual bonus being accrued. Overhead expenses allocated from Colony Capital increased for the three months ended June 30, 2011 as a result of an increase in assets under management.

Professional fees include legal, accounting, tax, and internal audit services. Professional fees were higher during the three months ended June 30, 2011 and March 31, 2011 compared to the three months ended June 30, 2010 due to higher legal fees incurred for ongoing consultations related to compliance, transaction structuring, REIT-specific tax issues and other regulatory matters. Tax fees have increased substantially for the latest two fiscal quarters due to the increase in the number of our investments, tax matters related to our taxable REIT subsidiaries (“TRSs”) and heightened workload involving our FDIC loan portfolios.

Lower insurance costs for the three months ended June 30, 2011 and March 31, 2011 compared to the three months ended June 30, 2010 reflect a reduction of coverage in our insurance programs effective May 2010.

Income Tax Provision

Our TRSs, which directly or indirectly hold certain of our investments, are subject to corporate level federal, state, foreign and local income taxes. For the three months ended June 30, 2011 and March 31, 2011, we recorded an income tax provision (benefit) of $226,000 and ($228,000), respectively. The current quarter income tax provision reflects current federal and state income taxes which are offset by an incremental increase in deferred tax assets associated with the temporary differences related to income recognition from our investments in foreign joint ventures. The income tax benefit of $228,000 in prior quarter reflects the release of the valuation allowance on the deferred tax asset based on management’s expectation that the deferred tax assets associated with the temporary differences related to income recognition from our investments in foreign joint ventures and the tax bases of certain of our other joint ventures would be realized, and is partially offset by current federal and state income tax provisions. Income tax provision of $15,000 for the three months ended June 30, 2010 reflects current federal and state income taxes.

Comparison of Six Months Ended June 30, 2011 and 2010

Income from Our Investments

Income from our investments by type of investment is summarized below, shown net of amounts attributable to noncontrolling interests:

	Six Months Ended June 30,
(In thousands)	2011	2010
Acquired whole mortgage loans:
Single loans	$2,442	$826
FDIC loan portfolios	3,533	157
German non-performing loan portfolios	668	(74)
Other loan portfolios	3,624	3,143

	10,267	4,052

Originated mortgage loans	5,074	4,177
Mezzanine loans	3,454	292
Commercial mortgage-backed securities	216	208
B-note(1)	442	—
Equity ownership in bank	2,161	—
Other investments	977	793

	$22,591	$9,522

(1)	Represents our share of interest income from 2100 Grand B-Note, net of interest expense on secured financing.

Income from our investments in the six months ended June 30, 2011 increased approximately $13.1 million compared to the corresponding period in 2010. The substantial increase reflects our continuing investment activity throughout 2010 and the first six months of 2011. Most of our investments owned as of June 30, 2011 were not owned for all or part of the six months ended June 30, 2010, and we added new investments in every category except in CMBS, as summarized in our investments table in “—Our Investments.”

Certain investments individually generated greater than 10% of our total income for the periods presented. For the six months ended June 30, 2011 and 2010, NW Investor and WLH Investor generated, on a combined basis, 29% and 66% of our total income, respectively.

Other Operating Income

In late December 2010, we formed 100%-owned asset management companies that provide asset management services to Milestone West Investor and Milestone North Investor. For the six months ended June 30, 2011, the asset management companies earned aggregate asset management fees and cost reimbursements of $907,000 from these unconsolidated joint ventures.

Expenses

•

Base Management Fees—For the six months ended June 30, 2011 and 2010, we incurred base management fees of $3.5 million and $1.5 million, respectively, pursuant to the management agreement with our Manager. The significant increase in base management fees in 2011 resulted from the full deployment of the net IPO proceeds in 2010, an increase in the fee base in December 2010 resulting from the 2010 Private Placement, and another increase in the fee base in April 2011 resulting from the First Quarter 2011 Common Stock Offering and the underwriters’ exercise of the overallotment option. For a discussion regarding the calculation of the base management fee, see “Business—Our Manager and the Management Agreement—Base Management Fee and Incentive Fee” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

•

Investment Expenses—For the six months ended June 30, 2011 and 2010, we incurred investment expenses of $1.0 million and $280,000, respectively. Milestone West Investor and Milestone North Investor are managed by asset management companies that are wholly-owned by us. Effective January 1, 2011, these asset management companies receive allocations of compensation, overhead and direct costs from an affiliate of our Manager pursuant to a cost allocation arrangement. For the six months ended June 30, 2011, the asset management companies were allocated $529,000 by such affiliate of our Manager. The remaining investment expenses include the cost of managing and servicing our investments and investment transaction costs expensed in connection with the initial acquisition of our investments, as well as costs associated with unsuccessful transactions.

•

Interest Expense—Interest expense for the six months ended June 30, 2011 of $996,000 includes $646,000 of contractual interest, unused commitment fees and loan fee amortization incurred on our credit facility. The remaining interest expense of $350,000 represents interest on the secured financing of our 2100 Grand loan receivable in December 2010. There was no interest expense for the six months ended June 30, 2010.

•	Administrative Expenses—Administrative expenses are summarized below:

	Six Months Ended June 30,
(In thousands)	2011	2010
Reimbursements to Colony Capital:
Compensation pursuant to secondment agreement	$704	$453
Allocated overhead and direct administrative expenses	170	117

Total reimbursements to Colony Capital	874	570

Professional fees	1,442	668
Insurance	363	597
Board-related costs	137	110
Other	232	395

	$3,048	$2,340

The overall increases in administrative expenses for the six months ended June 30, 2011 compared to the corresponding period in 2010 generally reflect the increase in our investment activities since our IPO. Compensation expense was higher for the six months ended June 30, 2011 compared to the corresponding period in 2010 primarily due to an increase in the estimated annual bonus being accrued. Overhead expenses allocated from Colony Capital increased for the six months ended June 30, 2011 as a result of an increase in assets under management.

Professional fees include legal, accounting, tax and internal audit services. Professional fees were higher during the six months ended June 30, 2011 compared to the corresponding period in 2010 due to higher legal fees incurred for ongoing consultations related to compliance, transaction structuring, REIT-specific tax issues and other regulatory matters. Tax fees have increased substantially in 2011 due to the increase in the number of our investments, TRS-related tax matters and heightened workload involving our FDIC loan portfolios.

Lower insurance costs for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 reflect a reduction of coverage in our insurance programs effective May 2010.

Income Tax Provision

Our TRSs, which directly or indirectly hold certain of our investments in unconsolidated joint ventures, are subject to corporate level federal, state, foreign and local income taxes. For the six months ended June 30, 2011, we recorded an income tax benefit of $2,000. The income tax benefit reflects $538,000 of current federal and state income taxes attributed to income within our TRS entities which is offset by the release of the valuation allowance on the deferred tax asset, as well as incremental increases in 2011, based on management’s expectation that the deferred tax assets associated with the cumulative temporary differences related to income recognition from our investments in foreign joint ventures and the tax bases of certain of our other joint ventures would be realized. Income tax provision of $44,000 for the six months ended June 30, 2010 reflects current federal and state income taxes.

Information About Our Loan Portfolio

The following tables summarize certain characteristics of the loans and beneficial interests in securities held by the Company and the joint ventures and our proportionate share as of June 30, 2011:

($ in thousands)	Total Portfolio		Company’s Proportionate Share
Collateral Type	Unpaid Principal Balance	Amortized Cost	Unpaid Principal Balance	Amortized Cost	% of Amortized Cost	Weighted Average Coupon	Current Interest Yield on Cost	Weighted Average Maturity in Years
Originated performing loans
Retail	$60,000	$60,000	$60,000	$60,000	11.9%	9.8%	9.8%	5.0
Office	20,644	20,593	20,438	20,387	4.0%	8.0%	8.0%	4.4
Hospitality	37,500	37,420	37,500	37,420	7.4%	12.0%	12.0%	4.3
Other commercial	18,338	17,967	9,168	8,984	1.8%	11.0%	11.3%	0.7
Residential	264,163	259,860	73,447	71,755	14.2%	13.6%	14.2%	3.7

Total originated performing loans	400,645	395,840	200,553	198,546	39.3%	11.5%	11.7%	4.1

Acquired loans and beneficial interests in bonds
Performing:
Retail	397,606	282,584	59,548	44,255	8.8%	6.2%	8.8%	6.4
Office	349,264	258,147	59,940	43,967	8.7%	6.2%	8.9%	5.2
Industrial	204,676	157,200	25,580	19,542	3.9%	6.1%	8.3%	4.7
Hospitality	59,524	42,690	16,184	14,718	2.9%	3.6%	4.6%	2.5
Multifamily	253,652	194,112	54,711	44,062	8.7%	4.3%	5.4%	4.3
Other commercial	403,917	286,446	53,626	42,498	8.4%	8.7%	10.9%	4.3
Residential	74,828	34,167	10,412	5,714	1.1%	5.3%	9.7%	8.5
Land	233,005	100,285	22,454	8,863	1.8%	5.7%	13.9%	2.2

Total performing	1,976,472	1,355,631	302,455	223,619	44.3%	6.1%	8.5%	4.8

Non-performing:
Retail	290,301	136,794	24,686	10,395	2.1%
Office	198,649	83,277	23,096	9,845	1.9%
Industrial	133,512	58,129	11,208	4,389	0.9%
Hospitality	108,197	51,277	12,764	5,582	1.1%
Multifamily	237,482	98,900	42,330	14,908	2.9%
Other commercial	340,215	118,055	31,683	10,938	2.2%
Residential	214,297	63,609	25,528	9,016	1.8%
Land	1,032,941	208,611	86,772	17,941	3.5%

Total non-performing	2,555,594	818,652	258,067	83,014	16.4%

Total acquired loans	4,532,066	2,174,283	560,522	306,633	60.7%

Total portfolio	$4,932,711	$2,570,123	$761,075	$505,179	100.0%

The following tables summarize certain characteristics of the loans held by the Company and the joint ventures and our proportionate share as of December 31, 2010:

($ in thousands)	Total Portfolio		Company’s Proportionate Share
Collateral Type	Unpaid Principal Balance	Amortized Cost	Unpaid Principal Balance	Amortized Cost	% of Amortized Cost	Weighted Average Coupon	Current Interest Yield on Cost	Weighted Average Maturity in Years
Originated performing loans
Office	$20,750	$20,699	$20,543	$20,492	6.9%	8.0%	8.0%	4.9
Hospitality	37,500	37,413	37,500	37,413	12.7%	12.0%	12.0%	4.8
Residential	236,438	232,879	59,648	58,744	19.8%	14.0%	14.4%	3.9

Total originated performing loans	294,688	290,991	117,691	116,649	39.4%	12.3%	12.5%	4.4

Acquired loans
Performing:
Retail	445,641	307,054	56,098	40,723	13.7%	6.2%	8.8%	7.3
Office	341,024	246,301	54,701	39,447	13.3%	6.2%	8.8%	6.0
Industrial	196,619	147,846	20,743	15,300	5.2%	6.1%	8.3%	6.1
Hospitality	57,105	38,995	15,832	13,514	4.6%	3.6%	4.6%	3.0
Multifamily	170,583	142,308	6,693	4,946	1.7%	8.3%	10.0%	8.1
Other commercial	303,973	214,759	14,729	8,585	2.9%	5.8%	9.2%	5.3
Residential	30,390	13,419	1,583	653	0.2%	5.5%	12.5%	4.8
Land	80,285	42,766	4,617	2,441	0.8%	5.7%	10.4%	1.6

Total performing	1,625,620	1,153,448	174,996	125,609	42.4%	6.0%	8.5%	6.1

Non-performing:
Retail	359,901	149,051	27,245	9,888	3.3%
Office	167,651	67,788	13,658	5,038	1.7%
Industrial	131,980	59,292	9,562	3,677	1.2%
Hospitality	115,199	56,108	12,522	5,717	1.9%
Multifamily	165,923	82,728	23,139	7,869	2.7%
Other commercial	209,720	65,618	15,751	4,862	1.6%
Residential	156,763	48,670	15,958	5,019	1.7%
Land	610,923	150,082	49,620	12,041	4.1%

Total non-performing	1,918,060	679,337	167,455	54,111	18.2%

Total acquired	3,543,680	1,832,785	342,451	179,720	60.6%

Total portfolio	$3,838,368	$2,123,776	$460,142	$296,369	100.0%

The following table is a reconciliation of our proportionate share of loans receivable held by the Company and the joint ventures to the amounts of our investments in unconsolidated joint ventures and loans receivable included in our consolidated balance sheets.

	June 30, 2011		December 31, 2010
(In thousands)	Total Portfolio	Company’s Proportionate Share	Total Portfolio	Company’s Proportionate Share
Loans receivable, net, held by unconsolidated joint ventures	$2,372,575	$317,889	$2,053,847	$226,647
Other assets and liabilities		36,331		22,103

Company’s investments in unconsolidated joint ventures		354,220		248,750

Loans receivable, net, on the Company’s consolidated balance sheet	$169,548		$69,929
Beneficial interests in securities	28,000		—
Company’s interest in consolidated loans and beneficial interests in bonds, net of amounts attributable to noncontrolling interest of $10,258 and $207, respectively		187,290		69,722

Company’s total proportionate share of loans receivable and beneficial interests in securities		$505,179		$296,369

As of June 30, 2011, the Company’s and the joint ventures’ performing loan portfolio comprises fixed rate loans bearing interest rates ranging from 1.0% to 21.0% with an aggregate unpaid principal balance of $1,642.8 million and variable rate loans bearing interest rates ranging from 1.25% to 11.0% with an aggregate unpaid principal balance of $734.3 million. Maturity dates of performing loans range from July 2011 to December 2040. Scheduled maturities based on unpaid principal balance of performing loans as of June 30, 2011 are as follows:

(In thousands)
Less than one year	$174,537
Greater than one year and less than five years	1,366,592
Greater than or equal to five years	835,988

Total	$2,377,117

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

Sale of Common Stock

Our current primary source of liquidity is the net proceeds from the First Quarter 2011 Common Stock Offering and the underwriters’ exercise of the overallotment option as described in “—Recent Developments—First Quarter 2011 Common Stock Offering.”

Credit Facility

Our other main source of liquidity is our credit facility. On September 16, 2010, the Company and certain of our subsidiaries entered into a credit agreement (the “Credit Agreement”) pursuant to which the lenders thereunder agreed to provide a credit facility in the initial aggregate principal amount of up to $75 million, as further described below. The Credit Agreement also provides us the option to increase the aggregate principal amount of commitments to $150 million under certain conditions set forth in the Credit Agreement, including each lender under the Credit Agreement or a substitute lender agreeing to provide commitments for such increased amount. We use the credit facility to finance the acquisition of mortgage loans and other real-estate related debt investments, and as a general source of liquidity for our operations. The amount available for draw under the Credit Agreement is limited by a borrowing base, which is calculated based upon the value of eligible assets and the annual cash flow generated by these assets. At August 5, 2011, the borrowing base was $71.3 million, with no outstanding borrowings. On July 21, 2011, we signed a mandate letter and term sheet with Bank of America, N.A., to amend and restate our credit agreement to increase the credit availability under the facility. There can be no assurance that we will be able to complete the amended and restated credit facility.

Other Sources of Liquidity

In July 2011, as a result of FRB Investor’s sale of 5,000,000 common shares in First Republic Bank’s secondary public offering, we received our share of proceeds of $9.0 million. We also receive monthly or quarterly distributions from some of our unconsolidated joint ventures and interest and principal on our loans. As loans reach their maturity we may receive all or a portion of the outstanding principal balance.

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

Cash and Cash Flows

As of August 5, 2011, we had approximately $67.0 million of cash and our borrowing base for our credit facility was $71.3 million, with no outstanding borrowings. Our current available cash and borrowing capacity under our credit facility provide sufficient liquidity to satisfy all of our existing obligations.

The following table summarizes our cash flow activity:

	Six Months Ended June 30,
(in thousands)	2011	2010
Net cash provided by operating activities	$6,693	$2,471
Net cash used in investing activities	(236,271)	(104,529)
Net cash provided by (used in) financing activities	249,472	(3,405)

Operating Activities

For the six months ended June 30, 2011 and 2010, cash flows from operating activities resulted primarily from distributions of earnings from unconsolidated joint ventures and interest received from our loans held for investment, partially offset by payment of administrative expenses. The increase in 2011 compared to 2010 resulted from a substantial increase in our investment portfolio.

Investing Activities

Since the closing of our IPO, we have been actively investing in our target assets. Net cash used in investing activities for the six months ended June 30, 2011 and 2010 reflect our investing activity. Cash outlays for our contributions to unconsolidated joint ventures and for the origination and acquisition of loans during the periods are partially offset by distributions of capital from unconsolidated joint ventures.

Financing Activities

For the six months ended June 30, 2011, net cash provided by financing activities reflects net proceeds from the First Quarter 2011 Common Stock Offering and the underwriters’ exercise of the overallotment option as well as a $10 million contribution from noncontrolling interest for the Manhattan Landmark Buildings Loan. These amounts are offset by the repayment of $20 million of borrowings under our credit facility and payment of dividends declared during the first quarter of 2011 and fourth quarter of 2010. For the six months ended June 30, 2010, net cash used in financing activities represents the payment of dividends declared during the fourth quarter of 2009 and the previously accrued offering costs in connection with our IPO.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

During the first quarter of 2011, Colonial Investor revised its future capital needs, removing our future funding commitment. There are no other changes to our contractual obligations, commitments and off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Underwriting

Prior to investing in any particular asset, our Manager’s underwriting team, in conjunction with third party providers, undertakes a rigorous asset-level due diligence process, involving intensive data collection and analysis, to ensure that we understand fully the state of the market and the risk-reward profile of the asset. The credit risk of any particular investment, whether an originated loan or an acquired loan or portfolio of loans, is built into the pricing in the form of contractual interest rates, related fees charged to the borrower, estimated transaction costs, discount to acquired principal balance, among other things. Key metrics considered during the underwriting process include, but are not limited to, loan-to-collateral value ratios (“LTV”), debt service coverage ratios (“DSCR”), debt yields, sponsor credit ratings and history, and tenant credit ratings and diversity. In addition to evaluating the merits of any particular proposed investment, our Manager evaluates the diversification of our portfolio of assets. Prior to making a final investment decision, our Manager determines whether a target asset will cause our portfolio of assets to be too heavily concentrated with, or cause too much risk exposure to, any one borrower, real estate sector, geographic region, source of cash flow for payment or other geopolitical issues. If our Manager determines that a proposed acquisition presents excessive concentration risk, it may determine not to acquire an otherwise attractive asset.

Asset Management

For each asset that we originate or acquire, Colony Capital’s asset management team engages in active management of the asset, the intensity of which depends on the attendant risks. Once an asset manager has been assigned to a particular asset, the manager works collaboratively with the underwriting team to formulate a strategic plan for the particular asset, which includes evaluating the underlying collateral and updating valuation assumptions to reflect changes in the real estate market and the general economy. This plan also generally outlines several strategies for the asset to extract the maximum amount of value from each asset under a variety of market conditions. Such strategies vary depending on the type of asset, the availability of refinancing options, recourse and maturity, but may include, among others, the restructuring of non-performing or sub-performing loans, the negotiation of discounted pay-offs or other modification of the terms governing a loan, and the foreclosure and management of assets underlying non-performing loans in order to reposition them for profitable disposition. As long as an asset is in our portfolio, our Manager and its affiliates track the progress of an asset against the original business plan to ensure that the attendant risks of continuing to own the asset do not outweigh the associated rewards. We monitor and evaluate period to period changes in portfolio credit risk, focusing on borrower payment history and delinquencies and, if warranted, LTV. We do not have a policy to obtain routine valuations on the underlying loan collateral if there are no indicators of significant change in the value of that collateral. We may also review other information such as (i) financial data (DSCR, debt yields, delinquencies and performing status), (ii) collateral characteristics (property occupancy, tenant profiles, rental rates, operating expenses, site inspections, capitalization and discount rates), (iii) the borrower/sponsor’s exit plan, and (iv) current credit spreads and discussions with market participants. Because of the diverse nature of acquired loans, the availability and relevance of these metrics vary significantly by loan.

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

Interest Rate and Foreign Currency Hedging

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

On June 16, 2011, our board of directors declared a quarterly dividend of $0.32 per share of our common stock, which was paid on July 15, 2011 to stockholders of record on June 30, 2011.

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

A reconciliation of our GAAP net income attributable to common stockholders to Core Earnings is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2011	2010	2011	2010
GAAP net income attributable to common stockholders	$8,037	$3,584	$15,400	$5,680
Adjustments to GAAP net income to reconcile to Core Earnings:
Noncash equity compensation expense	29	14	59	29
Unrealized loss on common stock warrants	46	—	46	—

Core Earnings	$8,112	$3,598	$15,505	$5,709

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

Interest Rate and Credit Curve Spread Risk

Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Credit curve spread risk is highly sensitive to the dynamics of the markets for commercial real estate loans and securities we hold. Excessive supply of these assets combined with reduced demand will cause the market to require a higher yield. This demand for higher yield will cause the market to use a higher spread over the U.S. Treasury securities yield curve, or other benchmark interest rates, to value these assets. The majority of the performing loans held by our unconsolidated joint ventures are fixed rate loans. As U.S. Treasury securities are priced to a higher yield and/or the spread to U.S. Treasuries used to price the assets increases, the price at which the joint ventures could sell some of the assets may decline. Conversely, as U.S. Treasury securities are priced to a lower yield and/or the spread to U.S. Treasuries used to price the assets decreases, the value of the loan portfolios may increase. In addition, fluctuations in LIBOR rates may affect the amount of interest expense we incur in connection with borrowings under our credit facility, which incur interest expense at a per annum rate equal to the sum of, at our election, the one, two, three, six, or twelve-month LIBOR plus 4%, with a 1% LIBOR floor. Increases in LIBOR rates above 1% would result in increased interest expense on our borrowings under the credit facility. As of June 30, 2011, we had no outstanding borrowings under the credit facility and we and our unconsolidated joint ventures did not have any variable rate debt. Therefore, there is no interest rate sensitivity for debt outstanding as of June 30, 2011.

As of June 30, 2011, we and our unconsolidated joint ventures did not have any interest rate hedges. However, in the future, we or our unconsolidated joint ventures may utilize a variety of financial instruments, including interest rate swaps, caps, floors and other interest rate exchange contracts, in order to limit the effects of fluctuations in interest rates on our operations. The use of these types of derivatives to hedge interest-earning assets and/or interest-bearing liabilities carries certain risks, including the risk that losses on a hedge position will reduce the funds available for distribution and that such losses may exceed the amount invested in such instruments. A hedge may not perform its intended purpose of offsetting losses of rising interest rates. Moreover, with respect to certain of the instruments used as hedges, we are exposed to the risk that the counterparties with which we trade may cease making markets and quoting prices in such instruments, which may render us unable to enter into an offsetting transaction with respect to an open position. If we anticipate that the income from any such hedging transaction will not be qualifying income for REIT income purposes, we may conduct all or part of our hedging activities through a to-be-formed corporate subsidiary that is fully subject to federal corporate income taxation. Our profitability may be adversely affected during any period as a result of changing interest rates.

Currency Risk

We have foreign currency rate exposures related to our equity investments in joint ventures which hold certain commercial real estate loan investments in Europe. Our sole currency exposure is to the Euro. Changes in currency rates can adversely affect the fair values and earnings of our non-U.S. holdings. As of June 30, 2011, we had approximately €16.3 million, or $23.7 million, in European investments. Net accumulated foreign exchange gain on the European investments was approximately $0.9 million, before tax effect. A 1% change in the exchange rate would result in a $0.2 million increase or decrease in translation gain or loss on our investments in unconsolidated joint ventures. We mitigate this risk by utilizing currency instruments to hedge the capital portion of our foreign currency risk. The type of hedging instrument that we employed on our European investments was a costless collar (buying a protective put while writing an out-of-the-money covered call with a strike price at which the premium received is equal to the premium of the protective put purchased) which involved no initial capital outlay. The puts were structured with strike prices approximately 10% lower than our cost basis in such investments, thereby limiting any Euro related foreign exchange related fluctuations to approximately 10% of the original capital invested in the deal.

At June 30, 2011, we had ten outstanding collars with an aggregate notional amount of €12.5 million. The maturity dates of such instruments approximate the projected dates of related cash flows for specific investments. Termination or maturity of currency hedging instruments may result in an obligation for payment to or from the counterparty to the hedging agreement. During the six months ended June 30, 2011, terminations of collars hedging our net investments in Laguna, Crystal and Ford Investor resulted in a net cash disbursement of $173,000. We are exposed to credit loss in the event of non-performance by counterparties for these contracts. To manage this risk, we select major international banks and financial institutions as counterparties and perform a quarterly review of the financial health and stability of our trading counterparties. Based on our review as of June 30, 2011, we do not expect any counterparty to default on its obligations.

The following table summarizes the notional amounts and fair values of our collars as of June 30, 2011:

(In thousands, except exchange rates)
Hedged Asset	Notional Amount	Cap Range (USD/€)	Floor Range (USD/€)	Expiration Date	Net Fair Value
Investment in Colonial Investor	€7,800	1.627–1.635	1.340–1.350	December 2012	$276
Investment in Laguna Investor	650	1.620	1.350	December 2011	11
Investment in Crystal Investor	1,380	1.235–1.300	1.100	December 2011–2012	(240)
Investment in Ford Investor	2,650	1.402–1.431	1.130	June 2012–July 2013	(208)

	€12,480				$(161)

ITEM 4.	Controls and Procedures.

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

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2011.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings.

As of June 30, 2011, we were not involved in any legal proceedings.

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

On April 21, 2011, the lenders agreed to provide WLH with a temporary waiver of the amended Net Worth Covenant and certain other potential defaults until 5:00 p.m. Pacific Time on July 19, 2011 (“Initial Waiver Period”). Recently, WLH informed the lenders that its tangible net worth fell below $75 million as of December 31, 2010 and March 31, 2011. As of the expiration of the Initial Waiver Period, WLH continued to fail to meet the requirements of the amended Net Worth Covenant and requested an extension of the Initial Waiver Period. On July 19, 2011, the lenders agreed to grant another temporary waiver of the Net Worth Covenant and certain financial reporting requirements until September 16, 2011. Notwithstanding the temporary waiver, if, other than with respect to a breach of the amended Net Worth Covenant, WLH otherwise defaults under the WLH Secured Loan during the waiver period (subject to certain exceptions), the waiver will be of no further force and effect and the lenders will be able to take all actions available to them in connection with a default under the WLH Secured Loan, including with respect to the amended Net Worth Covenant.

We cannot assure you that WLH will rectify any failure to comply with the terms of the WLH Secured Loan or that WLH will not otherwise default under the WLH Secured Loan. Although we believe that the value of the collateral securing the WLH Secured Loan is adequate, because our investment in the WLH Secured Loan represented 8% of our assets and 15% of our total income as of and for the three months ended June 30, 2011, in the event of a default under the WLH Secured Loan, including the failure to pay or other covenant default, we could suffer material adverse consequences, including disruption or reduction in our business, assets, income, cash flow, liquidity position (including availability under our credit facility) and ability to make distributions to our stockholders; significant costs and delays in realizing proceeds from the collateral or the adequacy thereof; and our ability to qualify as a real estate investment trust for federal income tax purposes and to assure our exemption from registration under the 1940 Act.

The recent downgrade of the U.S. Government’s credit rating by Standard & Poor’s could result in economic uncertainty and a significant rise in interest rates, either of which could have a material adverse effect on our business, financial condition, liquidity, results of operations and ability to make distributions to our stockholders.

On August 2, 2011, legislation was enacted to increase the federal debt ceiling and to reduce future U.S. Government spending levels by as much as $2.4 trillion over the next decade. Notwithstanding the passage of this legislation, there remains uncertainty about whether and when the U.S. Government will implement the budget cuts, which has resulted in continued concerns that the U.S. Government could default on its obligations in the future. On August 5, 2011, Standard & Poor’s downgraded the U.S. Government’s credit rating for the first time in history due to its belief that the legislation was inadequate to address the country’s growing debt burden. Standard & Poor’s decision to downgrade the U.S. Government’s credit rating could create broader financial and global banking turmoil and uncertainty and could lead to a significant rise in interest rates. These events could cause the interest rates on our borrowings and our cost of capital to increase significantly. These adverse consequences could extend to the borrowers of the loans that we own and originate and, as a result, could materially and adversely affect returns on our investments, the ability of our borrowers to continue to pay their debt service or refinance and repay their loans as they become due and our ability to continue to originate and acquire our target assets on attractive terms. These consequences could be exacerbated if other statistical rating agencies, particularly Moody’s and Fitch, decide to downgrade the U.S. Government’s credit rating in the future. Furthermore, the downgrade of the U.S. Government’s credit rating could result in significant volatility in global stock markets, which could cause the market price of our common stock to decrease significantly. Any of these outcomes could have a material adverse effect on our business, financial condition, liquidity, results of operations and ability to make distributions to our stockholders.

Some of the loans in our investment portfolio are in the process of being restructured or may otherwise be at risk, which could result in impairment charges and loan losses.

Some of loans in our investment portfolio are in the process of being restructured or may otherwise under credit watch or at risk. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. If we determine that it is probable that we will not be able to collect all amounts according to the terms of a particular loan agreement, we could be required to recognize an impairment charge or a loss on the loan unless the loan’s observable market price or the value of the collateral securing the loan exceeds the carrying value of the loan. If our assumptions regarding, among other things, the present value of expected future cash flows or the value of the collateral securing our loans are incorrect or general economic and financial conditions cause a significant number of borrowers to become unable to make payments under their loans, we could be required to recognize impairment charges, which could result in a reduction in earnings in the period in which the loans are determined to be impaired and may adversely affect, perhaps materially, our financial condition, liquidity and the ability to make distributions to our stockholders.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	(Removed and Reserved)

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits.

Exhibit No.	Description

31.1	Certification of Richard B. Saltzman, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Darren J. Tangen, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Richard B. Saltzman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Darren J. Tangen, Chief Financial Officer and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Financial statements from the Quarterly Report on Form 10-Q of Colony Financial, Inc. for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Cash Flows and (4) Notes to Consolidated Financial Statements, tagged as blocks of text, submitted electronically with this report.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2011

COLONY FINANCIAL, INC.

By:	/S/ RICHARD B. SALTZMAN
Richard B. Saltzman
Chief Executive Officer and President

By:	/S/ DARREN J. TANGEN
Darren J. Tangen
Chief Financial Officer and Treasurer (Principal Financial Officer)