Form 10-Q
period 2011-09-30
Colony Financial, Inc.
filed 2011-11-09
CIK 1467076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 9, 2011, 32,471,700 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding.

COLONY FINANCIAL, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

COLONY FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2011 (Unaudited)	December 31, 2010
ASSETS
Cash	$5,728	$66,245
Investments in unconsolidated joint ventures	413,813	248,750
Loans receivable, net	228,900	69,929
Beneficial interests in securities, available-for-sale, at fair value	31,784	—
Other assets	15,118	5,533

Total assets	$695,343	$390,457

LIABILITIES AND EQUITY
Liabilities:
Line of credit	$32,000	$20,000
Secured financing	13,889	14,000
Accrued and other liabilities	13,626	3,380
Due to affiliates	3,496	2,214
Dividends payable	10,716	6,084
Deferred underwriting discounts and commissions payable to underwriters	5,750	5,750
Deferred underwriting discounts and commissions reimbursable to Manager	5,750	5,750

Total liabilities	85,227	57,178

Commitments and contingencies (Note 15)

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 450,000,000 shares authorized, 32,471,700 and 17,384,000 shares issued and outstanding, respectively	325	174
Additional paid-in capital	595,543	330,777
Retained earnings	5,536	1,152
Accumulated other comprehensive (loss) income	(1,804)	936

Total stockholders’ equity	599,600	333,039
Noncontrolling interests	10,516	240

Total equity	610,116	333,279

Total liabilities and equity	$695,343	$390,457

The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Income
Equity in income of unconsolidated joint ventures	$15,968	$6,971	$33,868	$16,209
Interest income	5,204	670	10,877	1,294
Other operating income from affiliates	636	—	1,543	—

Total income	21,808	7,641	46,288	17,503

Expenses
Base management fees	2,317	978	5,841	2,437
Incentive fees	88	—	88	—
Investment expenses	363	64	844	344
Investment expenses reimbursed to affiliate	491	—	1,020	—
Interest expense	656	50	1,652	50
Administrative expenses	951	896	3,125	2,666
Administrative expenses reimbursed to affiliate	447	269	1,321	839

Total expenses	5,313	2,257	13,891	6,336

Net unrealized gain (loss) on derivatives	38	—	(8)	—
Foreign exchange gain (loss), net of foreign currency hedges	1	—	(143)	(52)

Income before income taxes	16,534	5,384	32,246	11,115
Income tax provision	255	212	253	256

Net income	16,279	5,172	31,993	10,859
Net income attributable to noncontrolling interests	485	7	799	14

Net income attributable to common stockholders	$15,794	$5,165	$31,194	$10,845

Net income per common share:
Basic	$0.48	$0.35	$1.14	$0.74

Diluted	$0.48	$0.35	$1.12	$0.73

Weighted average number of common shares outstanding:
Basic	32,743,000	14,625,100	27,400,400	14,625,000

Diluted	33,034,100	14,912,600	27,750,000	14,912,500

Dividends declared per common share	$0.33	$0.25	$0.97	$0.62

The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities
Net income	$31,993	$10,859
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discount and net origination fees on purchased and originated loans	(1,244)	(764)
Paid-in-kind interest added to loan principal	(403)	—
Amortization of loan costs	716	35
Equity in income of unconsolidated joint ventures	(33,868)	(16,209)
Distributions of income from unconsolidated joint ventures	17,493	10,843
Changes in operating assets and liabilities:
Increase in other assets	(1,662)	(164)
Increase in accrued and other liabilities	479	256
Increase in due to affiliates	1,282	963
Other adjustments, net	402	96

Net cash provided by operating activities	15,188	5,915

Cash Flows from Investing Activities
Contributions to unconsolidated joint ventures	(159,768)	(108,981)
Distributions from unconsolidated joint ventures	7,968	1,053
Purchase of loans receivable	(51,685)	(13,955)
Disbursements on originated loans	(105,804)	—
Acquisition of beneficial interests in securities	(28,000)	—
Investment deposit	(15,000)	—
Return of investment deposit	15,000	—
Other investing activities, net	(190)	84

Net cash used in investing activities	(337,479)	(121,799)

Cash Flows from Financing Activities
Proceeds from issuance of common stock, net	272,261	—
Dividends paid to common stockholders	(22,178)	(6,437)
Common stock repurchases	(6,725)	—
Line of credit borrowings	32,000	—
Line of credit repayments	(20,000)	—
Payment of deferred financing costs	(2,157)	(1,626)
Payment of offering costs	(554)	(125)
Contributions from noncontrolling interests	10,140	88
Distributions to noncontrolling interests	(630)	(7)
Other financing activities, net	(383)	—

Net cash provided by (used in) financing activities	261,774	(8,107)

Effect of exchange rates on cash	—	4

Net decrease in cash	(60,517)	(123,987)
Cash, beginning of period	66,245	157,330

Cash, end of period	$5,728	$33,343

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$827	$15

Cash paid for income taxes	$310	$94

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends payable	$10,716	$3,658

Derivative liability assumed for beneficial interests in securities	$4,122	$—

Deferred payment on investment in unconsolidated joint venture	$150	$—

The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

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

2. Common Stock Transactions

2011 Common Stock Offering

On March 31, 2011, the Company entered into a binding underwriting agreement with a group of underwriters to sell 13,250,000 shares of the Company’s common stock, par value $0.01 per share, for $18.50 per share for an aggregate offering price of $245.1 million (the “2011 Common Stock Offering”). On April 6, 2011, the Company completed the 2011 Common Stock Offering and issued 13,250,000 shares of its common stock and received proceeds of $235.0 million, net of underwriting discounts and commissions. The Company also incurred approximately $0.5 million in other offering costs. Total offering costs of $10.6 million, including the underwriting discounts and commissions, were recorded as a reduction of additional paid-in capital upon completion of the 2011 Common Stock Offering.

On April 7, 2011, the underwriters exercised their overallotment option and on April 12, 2011, the Company issued an additional 2,100,000 shares of its common stock at $18.50 per share and received net proceeds of $37.2 million, net of underwriting discounts and commissions of approximately $1.6 million.

2010 Private Placement

On December 20, 2010, the Company sold 2,750,000 shares of its common stock at a price per share of $20.25, to certain institutional investors (the “Investors”) in a private placement (“2010 Private Placement”). In connection with the 2010 Private Placement, the Investors were granted a right to participate in offerings of the Company’s common stock or common stock equivalents that occur on or before December 20, 2011, the one-year anniversary of the closing of the 2010 Private Placement (the “Participation Period”), subject to such Investors continuing to own the shares acquired in the 2010 Private Placement. The participation right allows the Investors to maintain their percentage ownership interest in the Company calculated immediately prior to such offerings (subject to certain limitations). In addition, if any such offering during the Participation Period is for a per share price less than the then-prevailing adjusted purchase price (which will be adjusted from time to time as a result of, among other things, special dividends, stock splits and other similar events), the Company is required to make a payment to any Investors who continue to own shares acquired in the 2010 Private Placement to reduce the aggregate purchase price of the 2010 Private Placement to the subsequent offering price (“Anti-Dilution Purchase Price Adjustment”). The Anti-Dilution Purchase Price Adjustment is accounted for as a component of stockholders’ equity, as it is not legally detachable or separately exercisable from the common stock sold in the private placement and meets the criteria for equity classification.

Certain of the Investors participated in the 2011 Common Stock Offering as selling stockholders and sold all of the shares that they had acquired in the 2010 Private Placement. As a result, such Investors forfeited their right to receive an Anti-Dilution Purchase Price Adjustment in connection with the 2011 Common Stock Offering and all other rights received in the 2010 Private Placement.

As a result of the Company offering shares of its common stock in the 2011 Common Stock Offering at a per share price of $18.50, the Company was obligated to make an Anti-Dilution Purchase Price Adjustment to certain of the Investors. Concurrently with completion of the 2011 Common Stock Offering, the Company issued 175,000 shares of its common stock valued at $18.50 per share and made an aggregate cash payment of $162,500 to certain Investors for a total Anti-Dilution Purchase Price Adjustment of $3.4 million. The increase in additional paid-in capital (“APIC”) resulting from the issuance of 175,000 shares of common stock was fully offset by a corresponding decrease in APIC related to the 2010 Private Placement.

Common Stock Repurchases

On August 12, 2011, the board of directors authorized a common stock repurchase program pursuant to which the Company may repurchase up to $50 million of its outstanding shares of common stock over a twelve-month period. Under the program, the Company may repurchase shares of its common stock in the open market or through privately negotiated transactions. During the quarter ended September 30, 2011, the Company repurchased 440,300 shares of its common stock at an aggregate cost of $6.7 million including commissions, or a weighted-average cost of $15.27 per share. Repurchases of common stock reduce the common stock account for the par value and APIC for the excess of cost over par value.

3. Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. However, the results of operations for the interim period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any other future period. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Investments in Unconsolidated Joint Ventures

The Company accounts for its investments in joint ventures using the equity method unless the Company retains a controlling interest in the joint venture or the joint venture meets the definition of a variable interest entity (“VIE”) and the Company is deemed to be the primary beneficiary. In performing its analysis of whether it is the primary beneficiary, the Company considers whether it individually has the power to direct the activities of the VIE that most significantly affect the entity’s performance and also has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The Company also considers whether it is a member of a related party group that collectively meets the power and benefits criteria and, if so, whether the Company is most closely associated with the VIE. In making that determination, the Company considers both qualitative and quantitative factors, including, but not limited to: the amount and characteristics of its investment relative to other investors; the obligation or likelihood for the Company or other investors to fund operating losses of the VIE; the Company’s and the other investors’ ability to control or significantly influence key decisions for the VIE, and the similarity and significance of the VIE’s business activities to those of the Company and the other investors. The determination of whether an entity is a VIE, and whether the Company is the primary beneficiary, involves significant judgments, including estimates about the current and future fair values and performance of assets held by the VIE and/or general market conditions.

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

The Company places loans on nonaccrual status when any portion of principal or interest is more than 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. When a loan is placed on nonaccrual status, the Company reverses the accrual for unpaid interest and does not recognize interest income until the cash is received and the loan returns to accrual status. Generally, a loan may be returned to accrual status when all delinquent principal and interest are brought current in accordance with the terms of the loan agreement and certain performance criteria have been met by the borrower.

The Company evaluates its loans for impairment on a quarterly basis. The Company regularly analyzes the extent and effect of any credit migration from underwriting and the initial investment review associated with a loan’s performance and/or value of underlying collateral as well as the financial and operating capability of the borrower/sponsor. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash from operations are sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan, and/or (iii) the property’s liquidation value. Where applicable, the Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. A loan is considered to be impaired when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. A loan is also considered to be impaired if it has been restructured in a troubled debt restructuring (“TDR”) involving a modification of terms as a concession resulting from the debtor’s financial difficulties. The Company measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the loan valuation is less than the recorded investment in the loan, a valuation allowance is established with a corresponding charge to allowance for loan loss.

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

The Company periodically evaluates it tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of September 30, 2011, the Company has not established a liability for uncertain tax positions.

Segment Reporting

The Company is a REIT focused on acquiring and originating commercial mortgage loans and other commercial real estate-related debt investments and currently operates as a single reportable segment.

Recent Accounting Updates

Receivables—In April 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance for evaluating whether a restructuring of a receivable by a creditor constitutes a TDR. Under this guidance, in making such an evaluation, the creditor must separately conclude that (1) the restructuring constitutes a concession and (2) the debtor is experiencing financial difficulties, and clarifies the guidance on reaching such conclusions. It also clarifies that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a TDR. The Company adopted the new guidance in the three months ended September 30, 2011, and applied its provisions retrospectively to the beginning of 2011. The adoption of this guidance did not have a significant effect on the Company’s consolidated financial position, results of operations or cash flows.

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

4. Investments in Unconsolidated Joint Ventures

Pursuant to an investment allocation agreement between the Company, the Manager and Colony Capital, LLC (“Colony Capital”), the sole member of the Manager, most of the Company’s investment activities have been structured as joint ventures with one or more private investment funds or other investment vehicles managed by Colony Capital or its affiliates. The joint ventures are generally capitalized through equity contributions from the members, although certain investments are leveraged through various financing arrangements. The Company’s exposure to the joint ventures is limited to amounts invested or committed to the joint ventures at inception, and neither the Company nor the other investors are required to provide financial or other support in excess of their capital commitments.

Activity in the Company’s investments in unconsolidated joint ventures for the nine months ended September 30, 2011 is summarized below:

(In thousands)
Balance at December 31, 2010	$248,750
Contributions	159,918
Distributions	(25,461)
Equity in net income	33,868
Equity in other comprehensive loss	(779)
Equity in realized gain reclassified from accumulated other comprehensive income	(823)
Foreign currency translation loss	(1,660)

Balance at September 30, 2011	$413,813

The Company’s ownership interest in the joint ventures as of September 30, 2011 is as follows:

Joint Venture	The Company’s Ownership Percentage
ColFin Bulls Funding A, LLC, ColFin Bulls Funding B, LLC (collectively “Bulls Investor”) and Colony AMC Bulls, LLC	32.5%
ColFin NW Funding, LLC (“NW Investor”)	37.9%
ColFin WLH Funding, LLC (“WLH Investor”)	24.0%
ColFin DB Guarantor, LLC (“DB Investor”) and Colony AMC DB, LLC	33.3%
ColFin 2011 CRE Holdco, LLC (“CRE Investor”) and Colony AMC 2011 CRE, LLC	44.4%
ColFin Hunt Holdco A, LLC and ColFin Hunt Holdco B, LLC (collectively “Hunt Investor”)	37.9%
ColFin FRB Investor, LLC (“FRB Investor”)	5.9%
ColFin 666 Funding, LLC (“666 Investor”)	33.3%
ColFin Inland Funding, LLC and ColFin Inland Investor, LLC(collectively “Inland Investor”)	50.0%
Colony Funds Sants S.à r.l. (“Colonial Investor”)	5.1%
ColFin Axle Funding, LLC (“Axle Investor”)	4.5%
ColFin ALS Funding, LLC (“ALS Investor”)	33.3%
ColFin 2011 ADC Funding, LLC (“ADC Investor”) and Colony AMC 2011 ADC, LLC	15.2%
ColFin GNE Loan Funding, LLC (“GNE Investor”)	50.0%
ColFin J-11 Funding, LLC (“J-11 Investor”)	33.3%
C-VIII CDCF CFI MBS Investor, LLC (“MBS Investor”)	33.3%
Other unconsolidated joint ventures (investments less than $5 million current carrying value)	10.6% to 50.0%

The Company made the following investments in unconsolidated joint ventures during the nine months ended September 30, 2011:

•

On January 26, 2011, ADC Investor, a joint venture with an investment vehicle managed by an affiliate of the Manager, consummated a structured transaction with the Federal Deposit Insurance Corporation (the “FDIC”) to acquire a portfolio of loans. ADC Investor acquired a 50% managing member equity interest in a newly formed limited liability company (“ADC FDIC Venture”) created to hold the acquired loans, with the FDIC retaining the other 50% equity interest. This portfolio of loans includes 1,505 loans with an aggregate UPB of approximately $817 million, consisting of substantially all first mortgage recourse acquisition, development and construction real estate loans. The portfolio was effectively acquired at approximately 24% of the UPB of the loans, with an aggregate cash payment to the FDIC of approximately $48.2 million (excluding working capital and transaction costs) for the 50% equity interest. The financing of the transaction included 50% leverage in the form of $100.3 million of zero-coupon notes (while there is no interest payable on the loans, interest is imputed at 2.6% for financial reporting purposes) provided by the FDIC, with a term of up to seven years, which must be paid in full prior to any distributions to the equity holders. ADC FDIC Venture pays an asset management company, which is owned 15.2% (8.5% prior to June 30, 2011) by the Company and 84.8% (91.5% prior to June 30, 2011) by a subsidiary of Colony Capital, a 75-basis point asset management fee, which is calculated based on the aggregate UPB of the outstanding portfolio. The asset management fee will be used to pay costs associated with primary and special servicing. The Company contributed $4.1 million, exclusive of its pro rata share of the required working capital and transaction costs. In addition, the Company and the investment funds managed by affiliates of the Manager funded an additional $5.0 million in cash to satisfy the additional security requirement set forth in the FDIC transaction documents. The Company’s share of this additional security funding was approximately $0.4 million.

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

•

On April 15, 2011, GNE Investor, a joint venture with an investment fund managed by an affiliate of the Manager, originated an $18 million senior secured multiple draw term loan (“GNE Credit Facility”) secured by substantially all the assets of Grubb & Ellis Company (“G&E”) and its affiliates, a national real estate services firm engaged in brokerage, asset management and investment management. The Company’s pro rata share of the loan was $9 million. The loan matures March 1, 2012, bears interest at an average fixed rate of 11.6% per annum (all of which can be paid-in-kind at the borrower’s option) and included an upfront 1% origination fee and certain prepayment fees.

In connection with the loan origination, the Company received common stock purchase warrants for 3,356,000 shares of G&E’s common stock, representing approximately 4.8% of G&E’s common shares outstanding. In addition, for each month G&E elects the payment-in-kind option for the accrued interest, the Company will receive additional warrants for G&E’s common stock. The warrants had an exercise price of $0.01 per share and were exercisable upon (1) the occurrence of certain fundamental changes, such as a recapitalization, dissolution, change in control or other events as defined in the warrant agreement, or (2) if the volume-weighted average price of G&E’s common stock for any consecutive 30-day period prior to the date of exercise was equal to or greater than $1.10. As part of an amendment to the loan agreement on July 22, 2011, the trigger price of all warrants issued and to be issued was lowered to $0.71 per share. As permitted by the loan agreement, the borrower elected for the monthly interest due under the loan to be paid-in-kind through September 30, 2011. As a result, the Company received additional common stock purchase warrants for 164,339 shares of G&E’s common stock. At September 30, 2011, the Company owned common stock purchase warrants for 3,520,339 shares of G&E’s common stock, with an estimated fair value of $58,000, included in other assets in the accompanying balance sheet.

On October 16, 2011, the GNE Credit Facility was further amended, to increase the size of the facility from $18 million to $28 million. On October 21, 2011, an unrelated third-party, C-III Investments, LLC (“C-III”), provided a $10 million term loan to G&E pursuant to the increase and paid $4.5 million to GNE Investor for a 50% participation in the term loan. For C-III’s participation in the GNE Credit Facility, the Company assigned 1,760,170 of its existing G&E warrants to C-III. As additional consideration for the increased loan amount, G&E issued 3,728,888 of common stock purchase warrants to the lenders, of which the Company’s share was 932,222 warrants, with substantially the same terms as the original warrants but with a trigger price of $0.50 per share. After giving effect to the second amendment and partial assignment of loan and warrants to C-III, the Company’s pro rata share of the loan, excluding accrued interest, is $7 million and the Company owns warrants for 2,692,391 shares of G&E’s common stock. As consideration for increasing the availability on the Credit Facility, G&E gave GNE Investor and C-III the exclusive right for a limited period of time to pursue a strategic transaction with respect to G&E.

•

On May 23, 2011, Inland Investor, a joint venture with investment vehicles managed by affiliates of the Manager, originated a $27.2 million first mortgage loan to a newly formed joint venture between certain third-party private investment vehicles (the “Sponsors”) in connection with their acquisition of a master planned development and an option to acquire lots in another master planned development, all of which are located in Southern California. The loan is collateralized by a first mortgage on the land and is guaranteed by the Sponsors. The loan has a five-year term, bears interest at a fixed rate of 12% per annum, of which 5% may be paid-in-kind, and requires quarterly interest payments commencing on June 30, 2011. The loan included an upfront $396,000 origination fee and may be prepaid, subject to certain prepayment fees. After full repayment of the loan, net cash flow from the development will be split between Inland Investor and the Sponsors according to the joint venture agreement, pursuant to which Inland Investor may receive up to an 18% profit participation. The Company contributed approximately $13.4 million for its 50% ownership interest.

•

On June 30, 2011, Bulls Investor, a joint venture with investment vehicles managed by affiliates of the Manager, acquired a portfolio of loans from a U.S. commercial bank. The portfolio includes 648 performing and non-performing loans with an aggregate UPB of approximately $387.7 million, substantially all of which are first mortgage, recourse commercial real estate loans geographically concentrated in the Midwest. The purchase price for the portfolio was approximately $197.6 million, or approximately 51% of the portfolio’s UPB. The portfolio consists of approximately 50% performing and 50% non-performing loans by UPB. The Company contributed approximately $64.2 million, exclusive of its pro rata share of the required working capital and transaction costs for its 32.5% ownership interest. Bulls Investor pays an asset management company, which is owned 32.5% by the Company and 67.5% by co-investment vehicles, a 65-basis point asset management fee, which is calculated based on the aggregate UPB of the outstanding portfolio. The asset management fee will be used to pay costs associated with primary and special servicing on the loans.

•

On July 22, 2011, Hunt Investor, a joint venture with investment vehicles managed by affiliates of the Manager, through its 84.7% interest in a foreign subsidiary, acquired a German portfolio of five first mortgage non-performing commercial real estate loans with an aggregate UPB of approximately €342.8 million. The purchase price for the portfolio was approximately €65.3 million, excluding transaction costs, or approximately 19% of the UPB of the loans. The Company’s pro rata share of the purchase price was approximately €20.9 million, or $30.0 million (exclusive of our pro rata share of transaction costs), which represents a 32.1% economic interest in the loans. The loans are collateralized by five properties consisting of three office buildings, one retail outlet and one land site for development.

•

On August 10, 2011, CRE Investor, a joint venture with investment funds managed by affiliates of the Manager, consummated a structured transaction with the FDIC to acquire a portfolio of loans. CRE Investor acquired a 40% managing member equity interest in a newly formed limited liability company (“CRE FDIC Venture”) created to hold the acquired loans, with the FDIC retaining the other 60% equity interest. This portfolio of loans includes 758 loans with an aggregate UPB of approximately $607 million, consisting of substantially all first mortgage recourse commercial real estate loans. The portfolio was effectively acquired at approximately 53% of the UPB of the loans, with an aggregate cash payment to the FDIC of approximately $65.5 million (excluding working capital and transaction costs) for the 40% equity interest. The financing of the transaction included 50% leverage in the form of $170.2 million of zero-coupon notes (while there is no interest payable on the loans, interest is imputed at 3.6% for financial reporting purposes) provided by the FDIC, with a term of up to seven years, which must be paid in full prior to any distributions to the equity holders. CRE FDIC Venture pays an asset management company, which is owned 44.4% by the Company and 55.6% by co-investment vehicles, a 75-basis point asset management fee, which is calculated based on the aggregate UPB of the outstanding portfolio. The asset management fee will be used to pay costs associated with primary and special servicing on the loans. The Company contributed $29.1 million, exclusive of its pro rata share of the required working capital and transaction costs. In addition, the Company and the investment funds managed by affiliates of the Manager funded an additional $6 million in cash to satisfy the additional security requirement set forth in the FDIC transaction documents. The Company’s share of this additional security funding was approximately $2.7 million.

The following is a summary of significant developments affecting the joint ventures during the nine months ended September 30, 2011:

•

William Lyon Homes, Inc. (“WLH”), the borrower under the $206 million senior secured term loan (the “WLH Secured Loan”) made by WLH Investor, has failed to meet the minimum $75 million tangible net worth covenant required under the WLH Secured Loan (the “Net Worth Covenant”) for three consecutive fiscal quarters. WLH Investor granted a series of waivers of the Net Worth Covenant and certain financial reporting requirements, the last of which expired on October 27, 2011. On November 3, 2011, a comprehensive recapitalization plan for WLH was agreed upon whereby the WLH Secured Loan will be amended (the “Amended WLH Loan”) into a new $235 million senior secured term loan facility (increased from $206 million) with no additional funding, a 10.25% interest rate (reduced from the current 14.0% interest rate on the WLH Secured Loan), and a term expiring on the earlier of three years after completion of the recapitalization and January 1, 2015. The Amended WLH Loan will be prepayable by WLH at any time without penalty or “make-whole.” WLH Investor will receive a restructuring fee of 1.0% on the principal amount of the Amended WLH Loan. Management believes that the value of the collateral securing the loan is significantly in excess of WLH Investor’s recorded investment in the loan and, as a result, determined that no impairment of the Company’s investment in WLH Investor is required at September 30, 2011 or as a result of the agreed-upon restructuring. To date, WLH has made all payments due and owing under the loan.

•

The borrower under a $1,215 million first mortgage loan on a Class A office building in midtown Manhattan, in which 666 Investor owns a pari-passu first mortgage participation interest, temporarily stopped making its scheduled payments in July 2011. Subject to the borrower contributing $110 million of new capital, the lenders and borrower agreed in principle to a proposed loan restructuring that includes: 1) bifurcating the loan into a new $1,100 million A-note and $115 million B-note; 2) extending the maturity date by two years to February 5, 2019; 3) Reinstating the interest rate at 6.353% for both the A-note and B-note, however, only a portion of the A-note interest rate will be paid current, with the balance of the A-note interest rate and the B-note interest rate both accruing to the balance of the B-note principal. The current pay interest rate on the A-note will be reduced to 3.0% per annum, increasing annually to 4.0%, 4.5%, 4.5%, 5.0%, 5.5% and 6.353% in each successive year over a seven year period; and 4) the borrower’s $110 million will earn an 11% preferred return and be paid subordinate to the lenders’ A-note but in priority to the lenders’ B-note. The borrower has resumed payments according to the restructured terms. 666 Investor’s pari-passu first mortgage participation interest was acquired at a 32% discount to the unpaid principal balance at acquisition and equated to an effective whole mortgage purchase price basis of $826 million. 666 Investor’s share of the purchase price, based on its 5.4% pari-passu interest in the first mortgage loan, was $44.9 million for $66 million principal. Management has determined that, while the loan is impaired because it is probable that 666 Investor will be unable to collect all amounts due according to the original contractual terms of the loan agreement, no loss has been incurred because the fair value of the loan exceeds its carrying value. Therefore, no allowance for loan loss was deemed necessary as of September 30, 2011.

•

In connection with First Republic Bank’s secondary public offering on July 7, 2011, FRB Investor sold 5,000,000 shares of common stock in First Republic Bank. The Company’s share of net cash proceeds and gain on sale was approximately $9.0 million and $3.8 million, respectively.

•

On September 30, 2011, MBS Investor sold its $40 million AAA-rated commercial mortgage-backed security (“CMBS”) for approximately $41.2 million and repaid approximately $31.9 million of Term Asset-Backed Securities Loan Facility financing in October 2011. The Company’s share of net cash proceeds and gain on sale was approximately $3.1 million and $0.8 million, respectively.

Combined condensed balance sheets and statements of operations for all unconsolidated joint ventures are presented below:

Combined Condensed Balance Sheets of Unconsolidated Joint Ventures

(In thousands)	September 30, 2011	December 31, 2010
Assets:
Cash and cash equivalents	$66,843	$23,612
Loans held for investment, net	2,669,261	2,053,847
Available-for-sale investment securities	14,976	56,817
Investments in unconsolidated joint ventures	591,369	641,125
Other assets	615,494	197,632

Total assets	$3,957,943	$2,973,033

Liabilities:
Debt	$1,115,045	$850,145
Other liabilities	25,935	12,649

Total liabilities	1,140,980	862,794
Owners’ equity	2,037,799	1,565,278
Noncontrolling interest	779,164	544,961

Total liabilities and equity	$3,957,943	$2,973,033

Company’s share of equity	$413,813	$248,750

Combined Condensed Statements of Operations of Unconsolidated Joint Ventures

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010
Income:
Interest income	$80,485	$43,016	$224,125	$84,106
Equity in income of unconsolidated joint ventures	16,146	17,223	58,850	27,929
Other	9,134	2,019	18,803	3,800

Total income	105,765	62,258	301,778	115,835

Expenses:
Interest expense	7,030	5,292	19,221	9,770
Asset management expenses reimbursed to affiliate of Colony Capital	1,716	—	5,138	—
Other	19,392	8,717	44,039	16,785

Total expenses	28,138	14,009	68,398	26,555

Other income:
Net realized gain on sale of investments	69,076	—	72,943	—

Net income	146,703	48,249	306,323	89,280
Net income attributable to noncontrolling interest	21,150	7,139	64,966	8,651

Net income attributable to members	$125,553	$41,110	$241,357	$80,629

Company’s equity in net income	$15,968	$6,971	$33,868	$16,209

The following table summarizes the investments that individually generated greater than 10% of total income:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
($ in thousands) Investment	Equity in income	% of total income	Equity in income	% of total income	Equity in income	% of total income	Equity in income	% of total income
FRB Investor	$4,535	21%	$843	11%	$6,696	15%		< 10%
WLH Investor		< 10%	1,912	25%	6,040	13%	$5,649	32%
NW Investor		< 10%	1,367	18%	4,703	10%	4,091	24%

Total	$4,535	21%	$4,122	54%	$17,439	38%	$9,740	56%

Related Party Transactions of Unconsolidated Joint Ventures—The Company has ownership interests in asset management companies (each an “AMC”) that provide management services to certain of its unconsolidated joint ventures. The AMCs are responsible for the payment of allocations of compensation, overhead and direct costs incurred by an affiliate of the Manager pursuant to a cost allocation arrangement. For the three and nine months ended September 30, 2011, the AMCs were allocated approximately $1.7 and $5.1 million, respectively, in expenses from such affiliate of the Manager. The Company’s proportionate share, based upon its percentage interests in the AMCs, was $404,000 and $986,000, respectively.

Significant Accounting Policies of Unconsolidated Joint Ventures—The accounting policies of the unconsolidated joint ventures are generally consistent with those of the Company. Loans originated or acquired by the joint ventures are recorded at amortized cost, or the outstanding UPB of the loan, net of unamortized acquisition premiums or discounts and, for originated loans, unamortized costs and fees directly associated with the origination. Acquisition premiums or discounts and net deferred loan fees and origination costs are recognized in interest income over the loan term as a yield adjustment using the effective interest method or a method that approximates a level rate of return over the loan term. The initial investment in acquired loans includes the amount paid to the seller plus any fees paid or less any fees received. All other costs and fees associated with acquiring the loans are expensed as incurred.

Loans acquired at a discount to face value where, at the acquisition date, the joint venture expects to collect less than the contractual amounts due under the terms of the loan based, at least in part, on the assessment of the credit quality of the borrower, are referred to as acquired credit-distressed loans. Acquired credit-distressed loans are recorded at the initial investment in the loans and subsequently accreted to the estimated cash flows expected to be collected measured at acquisition date. The excess of cash flows expected to be collected measured at acquisition date over the initial investment (“accretable yield”) is recognized in interest income over the remaining life of the loan using the effective interest method. The excess of contractually required payments at the acquisition date over expected cash flows (“nonaccretable difference”) is not recognized as an adjustment of yield, loss accrual or valuation allowance. Subsequent increases in cash flows expected to be collected generally are recognized prospectively through adjustment of yield over the remaining life of the loan or loan pool. Decreases in cash flows expected to be collected result in a charge to provision for loan losses. Acquired credit-distressed loans may be aggregated into pools based upon common risk characteristics, such as loan performance, collateral type and/or geographic location of the collateral. Once a loan pool is identified, a composite yield and estimate of cash flows expected to be collected (including expected prepayments) are used to recognize interest income. A loan resolution within a loan pool, which may involve the sale of the loan or foreclosure on the underlying collateral, results in removal of the loan at an allocated carrying amount that preserves the yield of the pool. A loan modified in a TDR within a loan pool remains in the loan pool, with the effect of the modification incorporated into the expected future cash flows.

5. Loans Receivable

The Company acquired or originated the following loans during the nine months ended September 30, 2011:

•

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

•

On June 28, 2011, the Company participated in the origination of $400 million of mezzanine debt, consisting of four $100 million mezzanine tranches. The mezzanine debt is part of a $1.4 billion debt financing of a financial sponsor’s acquisition of 107 assets from Centro Properties Group’s 593-asset U.S. retail portfolio. The Company’s participation represents a 20% interest in the most senior and two most junior tranches of the mezzanine debt. The Company’s $60 million of loans will mature in July 2016 and bear interest at a weighted-average rate of 9.75% per annum. The loans are collateralized by pledges of equity interests in 107 primarily grocery-anchored shopping centers located in 27 states. Concurrently with the closing of the loan, an additional $15 million was deposited into an escrow account, and was returned to the Company on July 1, 2011 upon successful syndication of the overall financing.

•

On August 24, 2011, the Company purchased a one-third interest in a nonperforming $39.0 million first mezzanine loan to JER/Jameson Mezz Borrower I LLC (the “Mezz 1 Borrower”) at par value plus accrued interest thereon. The Company’s pro rata share of the investment is approximately $13.0 million. The loan is collateralized by a pledge of equity in the Mezz 1 Borrower, an entity that indirectly owns a portfolio of 103 limited service hotels located in twelve states across the United States. The Company had previously acquired a one-third interest in a second mezzanine loan to JER/Jameson Mezz Borrower II LLC (the “Mezz 2 Borrower”) for the same portfolio in April 2010. The remaining two-thirds interests in the first and second mezzanine loans were purchased by an investment fund managed by an affiliate of the Manager. Both mezzanine loans matured on August 9, 2011 and are currently nonperforming and noninterest bearing.

On October 18, 2011, the Mezz 2 Borrower filed for bankruptcy in advance of a pending October 19, 2011 foreclosure action (the “Foreclosure”) initiated by ColFin JIH Funding, LLC (a wholly-owned subsidiary of the Company) and its affiliate, CDCF JIH Funding, LLC (together, the “JIH Lenders”), whereby the JIH Lenders were to conduct an auction of the Mezz 2 Borrower’s ownership interests in Mezz 1 Borrower. On October 25, 2011, the Mezz I Borrower filed for bankruptcy. On October 26, 2011, JER/Jameson GP LLC, JER/Jameson Properties LLC, and JER/Jameson NC Properties LLC (collectively the “Mortgage Borrowers”) filed for bankruptcy, which filing halted the foreclosure proceedings.

On October 21, 2011, the JIH Lenders filed a motion to modify the automatic stay in the Mezz II Borrower’s bankruptcy case to permit the JIH Lenders to proceed with the Foreclosure and a motion to dismiss the Mezz II Borrower’s bankruptcy case. A hearing on these motions has been scheduled for November 22, 2011. The Company, on behalf of itself and its investment interest through ColFin JIH Funding, LLC, is evaluating opportunities and taking actions as it deems appropriate in connection with the foregoing events.

•

On September 9, 2011, the Company originated a $46.5 million first mortgage recourse loan to a leading destination club operator. The loan is secured by cross-collateralized and cross-defaulted first priority mortgages on the fee simple interests in 42 properties located primarily in Manhattan and Maui. At closing, the Company funded $45.8 million, net of a 1.5% origination fee, and the borrower funded a three-month interest reserve. The loan has a five-year term, bears interest at a fixed rate of 10.75% per annum and requires monthly interest-only payments. The loan is subject to a 0.5% exit fee and may be prepaid, subject to certain prepayment fees.

Activity in loans held for investment for the nine months ended September 30, 2011 is summarized below:

(In thousands)
Balance at December 31, 2010	$69,929
Acquisitions and originations	157,489
Paid-in-kind interest added to loan principal	403
Discount and net loan fee amortization	1,244
Principal repayments	(165)

Balance at September 30, 2011	$228,900

The following tables summarize the Company’s loans held for investment:

	September 30, 2011
(In thousands)	Principal	Less: Unamortized Discount and Net Loan Fees	Net Carrying Value	Weighted Average Coupon	Weighted Average Maturity in Years
Performing loans:
Whole mortgage loans	$106,588	$(1,233)	$105,355	10.3%	4.7
Mezzanine loans	97,500	(76)	97,424	10.6%	4.5

	204,088	(1,309)	202,779
Nonperforming loans:
Mezzanine loans	26,166	(45)	26,121

	$230,254	$(1,354)	$228,900

	December 31, 2010
(In thousands)	Principal	Less: Unamortized Discount and Net Loan Fees	Net Carrying Value	Weighted Average Coupon	Weighted Average Maturity in Years
Performing loans:
Whole mortgage loans	$20,750	$(51)	$20,699	8.0%	4.9
Mezzanine loans	50,494	(1,264)	49,230	9.7%	3.7

	$71,244	$(1,315)	$69,929

In February 2011, the maturity on a loan with a principal balance of $20.7 million was extended from December 2015 to January 2016. Scheduled principal payments required under the loan agreements for performing loans as of September 30, 2011, reflecting the changes and new loans since December 31, 2010, are as follows:

Year Ending December 31,	(In thousands)
Remaining 2011	$65
2012	262
2013	1,414
2014	1,814
2015	39,340
Thereafter	161,193

Total	$204,088

At September 30, 2011, the Company had nonperforming loans receivable with an aggregate carrying amount of $26.1 million, representing loans to Mezz 1 Borrower and Mezz 2 Borrower. There were no loan principal or accrued interest outstanding for more than 90 days as of September 30, 2011. Except for the nonperforming loans disclosed above, all loans were paying in accordance with their terms as of September 30, 2011.

6. Beneficial Interests in Securities

On June 30, 2011, the Company, through a 99%-owned joint venture with a strategic partner, acquired $28 million in beneficial interests in a series of tax-exempt bonds with an aggregate principal amount of $40.4 million. The bonds are secured by a multifamily property located in Georgia. At closing, the bonds financed the acquisition of the property by an institutional real estate firm. The beneficial interests, in the form of senior certificates, were acquired at par but had an estimated fair value of $32.1 million at acquisition. The bonds have a six-year term, bear interest at a fixed rate of 7.125%, require semi-annual interest payments commencing on December 1, 2011 and may be prepaid, subject to certain fees. The acquisition premium of $4.1 million is being recognized in interest income over the term of the bonds as a yield adjustment using the effective interest method. The beneficial interests in securities are classified as available-for-sale and stated at estimated fair value, with changes reflected in other comprehensive income or loss. At September 30, 2011, the beneficial interests in securities had an amortized cost of $32.0 million and unrealized loss of $184,000, included in accumulated other comprehensive income.

Concurrently with the acquisition of the beneficial interests, the Company’s strategic partner entered into a separate interest rate swap agreement with the borrower which, in conjunction with a special contribution/distribution arrangement with the joint venture, will result in a net current yield to the joint venture of the Securities Industry and Financial Markets Association (“SIFMA”) Municipal Swap Index plus 3.25% per annum (3.41% at September 30, 2011). The Company determined that the special contribution/distribution arrangement is an embedded derivative that meets the criteria for bifurcation and recorded a derivative liability. At September 30, 2011, the fair value of the derivative liability was $4.0 million, which is included in accrued and other liabilities on the accompanying balance sheet. The bifurcated derivative does not qualify as a hedging instrument, so changes in the estimated fair value of the derivative are recognized in net unrealized gain (loss) on derivatives.

7. Derivative Instruments

The Company has investments in five unconsolidated joint ventures denominated in Euro that expose the Company to foreign currency risk. At September 30, 2011, the Company’s net investments in such joint ventures totaled approximately €37.1 million, or $49.6 million. The Company generally uses collars (consisting of caps and floors) without upfront premium costs to hedge the foreign currency exposure of its net investments and does not anticipate entering into derivative transactions for speculative or trading purposes. At September 30, 2011, the total notional amount of the collars is approximately €29.6 million with termination dates ranging from December 2011 to July 2015.

At September 30, 2011 the Company owned common stock purchase warrants for 3,520,339 shares of G&E’s common stock (Note 4).

The fair values of derivative instruments included in the Company’s consolidated balance sheets are as follows:

(In thousands)	September 30, 2011	December 31, 2010
Assets
Foreign exchange contracts designated as hedging instruments included in other assets	$2,915	$1,160
Common stock warrants included in other assets	58	—

	$2,973	$1,160

Liabilities
Foreign exchange contracts designated as hedging instruments included in accrued and other liabilities	$1,611	$636
Embedded derivative liability included in accrued and other liabilities (Note 6)	4,031	—

	$5,642	$636

For the three and nine months ended September 30, 2011, net settlement loss on foreign currency collars of $28,000 and $201,000, respectively, was reclassified from accumulated other comprehensive income and is offset against net foreign exchange gain in the consolidated statements of operations. For the three and nine months ended September 30, 2010, net settlement gain on foreign currency collars of $18,000 and $84,000, respectively, was reclassified from accumulated other comprehensive income and is offset against net foreign exchange loss in the consolidated statements of operations. No gain or loss was recognized due to hedge ineffectiveness.

Certain counterparties to the derivative instruments require the Company to deposit cash or other eligible collateral for derivative financial liabilities exceeding $100,000. As of September 30, 2011, the Company had deposited $110,000 related to these agreements, which is included in other assets in the accompanying balance sheet.

8. Fair Value Measurements

Financial Instruments Reported at Fair Value

The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis. The following table summarizes the fair values of those assets and liabilities:

	September 30, 2011				December 31, 2010
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets
Beneficial interests in securities	$—	$31,784	$—	$31,784	$—	$—	$—	$—
Foreign exchange contracts	—	2,915	—	2,915	—	1,160	—	1,160
Common stock warrants	—	—	58	58	—	—	—	—

	$—	$34,699	$58	$34,757	$—	$1,160	$—	$1,160

Liabilities
Foreign exchange contracts	$—	$1,611	$—	$1,611	$—	$636	$—	$636
Embedded derivative liability associated with beneficial interests in securities	—	4,031	—	4,031	—	—	—	—

	$—	$5,642	$—	$5,642	$—	$636	$—	$636

The fair value of beneficial interests in securities and the associated embedded derivative liability were determined by discounting the expected cash flows using observable current and forward rates of a widely used index that closely follows the SIFMA Municipal Swap Index. The fair values of foreign exchange contracts are determined by discounting the expected cash flow of each derivative based on forecast foreign exchange rates. This analysis reflects the contractual terms of the derivatives, observable market-based inputs, and credit valuation adjustments to appropriately reflect the non-performance risk for both the Company and the respective counterparty. The Company has determined that the majority of inputs used to value its derivative financial instruments fall within Level 2 of the fair value hierarchy. Although credit valuation adjustments, such as the risk of default, rely on Level 3 inputs, the Company has determined that these inputs are not significant to the overall valuation of its derivatives. As a result, derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. The fair value of common stock warrants in G&E as of September 30, 2011 was determined using a probability-weighted average of option values based on various investment realization scenarios, which relied on Level 2 and Level 3 inputs.

Fair Value Disclosure of Financial Instruments Reported at Cost

The Company estimates the fair value of financial instruments carried at historical cost on a quarterly basis. These instruments are recorded at fair value only if they are impaired. No impairment charges were recognized during the nine months ended September 30, 2011 and 2010. In cases where quoted market prices are not available, fair values are estimated using inputs such as discounted cash flow projections, market comparables, dealer quotes and other quantitative and qualitative factors. Fair values of investments in unconsolidated joint ventures represent the Company’s proportionate share of the fair values of the underlying assets and liabilities of the joint ventures. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different assumptions or methodologies could have a material effect on the estimated fair value amounts.

The carrying values of interest receivable and accrued and other liabilities approximate their fair values due to their short term nature. At September 30, 2011 and December 31, 2010, the carrying value of the line of credit approximates its fair value as their contractual rates approximate their market rates. The fair value of secured debt at September 30, 2011 was estimated by discounting expected future cash outlays at current interest rates available for similar instruments. At December 31, 2010, carrying value approximated fair value as the financing was obtained shortly before the balance sheet date.

The following table presents the estimated fair values and carrying values of the Company’s financial instruments carried at cost:

	September 30, 2011		December 31, 2010
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets
Investments in unconsolidated joint ventures	$445,817	$413,813	$289,090	$248,750
Loans receivable, net	232,034	228,900	71,399	69,929
Liabilities
Line of credit	32,000	32,000	20,000	20,000
Secured financing	13,800	13,889	14,000	14,000

9. Credit Agreement

On September 1, 2011, the Company amended its existing credit agreement with Bank of America, N.A., as administrative agent, and certain lenders. The amended and restated credit agreement (the “Credit Agreement”) provides a credit facility in the initial maximum principal amount of $175 million, which may be increased to $250 million, under certain conditions set forth in the Credit Agreement, including each lender or substitute lenders agreeing to provide commitments for such increased amount. Borrowings under the Credit Agreement will be used to finance investments in the Company’s target assets, as well as for general corporate purposes.

The amount available for draw is limited to 3.5 times the annualized cash income (as defined in the Credit Agreement) from eligible assets. To be included in the borrowing capacity, an asset must meet certain criteria, including being free of all liens and pledges and, when taken with all other borrowing base assets, the average time to maturity must be at least 3.5 years. At September 30, 2011, the maximum amount available for draw was $142.2 million, of which $32 million was drawn.

Advances under the Credit Agreement accrue interest at a per annum rate equal to the sum of, at the Company’s election, the one, two, three, or six month London Interbank Offered Rate (“LIBOR”) plus 3.50% or 3.75%, depending on a leverage ratio as defined in the Credit Agreement. At September 30, 2011, the applicable spread was 3.5% and the Company had outstanding borrowings bearing interest at 3.73%. The Company also pays a commitment fee of 0.5% or 0.4% of the unused amount (0.5% at September 30, 2011), depending on usage.

The initial maturity date of the Credit Agreement is August 30, 2013. Any amounts outstanding under the Credit Agreement upon maturity will convert automatically to a fully amortizing one-year term loan payable in quarterly installments. In the event of such conversions, the term loan will continue to bear interest at the same rate as the revolving loans from which they were converted.

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

The Credit Agreement and the Guaranty contain various affirmative and negative covenants, including financial covenants that require the Company to maintain minimum tangible net worth and liquidity levels and financial ratios, as defined in the Credit Agreement. At September 30, 2011, the Company was in compliance with all of these financial covenants.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010
Numerator:
Net income	$16,279	$5,172	$31,993	$10,859
Net income attributable to noncontrolling interest	(485)	(7)	(799)	(14)

Net income attributable to common stockholders	15,794	5,165	31,194	10,845
Net income allocated to participating securities (nonvested shares)	(3)	(2)	(7)	(4)

Numerator for basic and diluted net income allocated to common stockholders	$15,791	$5,163	$31,187	$10,841

Denominator:
Basic weighted average number of common shares outstanding	32,743,000	14,625,100	27,400,400	14,625,000
Weighted average effect of dilutive shares(1)	291,100	287,500	349,600	287,500

Dilutive weighted average number of common shares outstanding	33,034,100	14,912,600	27,750,000	14,912,500

Earnings per share:
Net income attributable to common stockholders per share–basic	$0.48	$0.35	$1.14	$0.74

Net income attributable to common stockholders per share–diluted	$0.48	$0.35	$1.12	$0.73

(1)

For all periods presented, weighted average dilutive shares include the effect of 287,500 shares of common stock issuable for reimbursement of the Manager’s payment of underwriting discounts and commissions incurred in connection with the IPO (Note 11). For the three months ended September 30, 2011, weighted average dilutive shares include the effect of approximately 6,700 shares of common stock issuable to the Manager for incentive fees incurred for the period (Note 11). For the nine months ended September 30, 2011, weighted average dilutive shares include the effect of the incentive fee shares and the effect of 175,000 shares of common stock issuable to certain Investors in the 2010 Private Placement in connection with the 2011 Common Stock Offering (Note 2).

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

Incentive Fees—The Manager is entitled to an incentive fee with respect to each calendar quarter that the management agreement is in effect, in an amount not less than zero, equal to the difference between (1) the product of (x) 20% and (y) the difference between (i) Core Earnings (as defined below), on a rolling four-quarter basis and before the incentive fee for the current quarter, and (ii) the product of (A) the weighted average of the issue price per share of common stock in all of the Company’s offerings multiplied by the weighted average number of shares of common stock outstanding (including any restricted shares of common stock and any other shares of common stock underlying awards granted under our equity incentive plans, if any) in such four-quarter period and (B) 8%, and (2) the sum of any incentive fee paid to the Manager with respect to the first three calendar quarters of such previous four quarters; provided, however, that no incentive fee is payable with respect to any calendar quarter unless Core Earnings is greater than zero for the most recently completed 12 calendar quarters, or the number of completed calendar quarters since the IPO, whichever is less.

Core Earnings is a non-GAAP measure and is defined as GAAP net income (loss) excluding non-cash equity compensation expense, the incentive fee, real estate depreciation and amortization and any unrealized gains, losses or other non-cash items recorded in the period, regardless of whether such items are included in other comprehensive income or loss, or in net income. The amount is adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between the Manager and the Company’s independent directors and after approval by a majority of the Company’s independent directors.

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

For the three months ended September 30, 2011, the Company incurred $88,000 of incentive fees, which is payable in shares of the Company’s common stock. The incentive fee payable is included in due to affiliates in the accompanying balance sheet for September 30, 2011. No incentive fees were incurred for the corresponding period in 2010.

Reimbursement of Manager’s Partial Payment of Initial Underwriting Discounts and Commissions—In connection with the IPO and the underwriters’ exercise of the overallotment option, the underwriters deferred $5.75 million of underwriting discounts and commissions and the Manager paid the underwriters $5.75 million of underwriting discounts and commissions on the Company’s behalf. Pursuant to the underwriting agreement, the Company is required to pay the underwriters the deferred underwriting discounts and commissions in cash if, during any full four calendar quarter period during the 24 full calendar quarters after the consummation of the IPO, the Company’s Core Earnings (as defined above) for any such four-quarter period exceeds the product of (1) the weighted average of the issue price per share of common stock in all offerings multiplied by the weighted average number of shares of common stock outstanding (including any restricted shares of common stock and any other shares of common stock underlying awards granted under equity incentive plans, if any) in such four-quarter period and (2) 8%. Additionally, pursuant to the management agreement, the Company is required to reimburse the Manager for its partial payment of initial underwriting discounts and commissions if the same

8% performance threshold is met. At the time of the IPO, the Company had recorded a deferred liability and a reduction of additional paid-in capital as the Company determined the likelihood of payment of both amounts to be probable.

For the four calendar quarter period ended September 30, 2011, the Company’s Core Earnings have exceeded the 8% performance threshold. Therefore, the Company expects to settle both deferred amounts by a cash payment of $5.75 million to the underwriters and, pursuant to the management agreement, payment in the form of 287,500 shares of the Company’s common stock (the reimbursement amount divided by the public offering price per share) to the Manager during the fourth quarter of 2011.

Cost Reimbursement for Asset Management Services—Colony AMC Milestone West, LLC (“AMC Milestone West”) and Colony AMC Milestone North, LLC (“AMC Milestone North”), each a wholly-owned subsidiary of the Company, provide asset management services to two joint ventures with the FDIC (“FDIC Ventures”) for which certain of our unconsolidated joint ventures are managing members. The FDIC Ventures pay an annual 50-basis point asset management fee calculated on the aggregate UPB of each respective loan portfolio. In addition, one of the unconsolidated joint ventures reimburses AMC Milestone North for any expenses not covered by the 50-basis point fee. For the three and nine months ended September 30, 2011, the Company earned asset management fees and expense reimbursements of $636,000 and $1.5 million, respectively.

Effective January 1, 2011, AMC Milestone West and AMC Milestone North receive allocations of compensation, overhead and direct costs from an affiliate of the Manager pursuant to a cost allocation arrangement. For the three and nine months ended September 30, 2011, the asset management companies were allocated $491,000 and $1.0 million, respectively, from such affiliate of the Manager.

The following table summarizes the amounts incurred by the Company and reimbursable to the Manager or its affiliates:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010
Base management fees	$2,317	$978	$5,841	$2,437
Incentive fee	88	—	88	—
Compensation pursuant to secondment agreement	349	227	1,053	680
Allocated and direct investment-related costs	589	80	1,239	341
Allocated and direct administrative expenses	98	42	268	159

	$3,441	$1,327	$8,489	$3,617

12. Stock-Based Compensation

The Company’s 2009 Non-Executive Director Stock Plan (the “Director Stock Plan”) provides for the grant of restricted stock, restricted stock units and other stock-based awards to its non-executive directors. The maximum number of shares of stock reserved under the Director Stock Plan is 100,000. During the nine months ended September 30, 2011, the Company granted 3,000 shares of its restricted common stock under the Director Stock Plan and 3,000 shares vested. The individual share awards vest one year from the date of grant. The Company recognized compensation expense related to outstanding restricted stock awards of $38,000 and $15,000 for three months ended September 30, 2011 and 2010, respectively, and $97,000 and $44,000 for the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011, there was $41,000 of total unrecognized compensation cost related to nonvested shares granted under the Director Stock Plan. That cost is expected to be fully recognized over a weighted-average period of 9 months. The total fair value of shares vested during the nine months ended September 30, 2011 was $39,000, which was calculated based on the quoted closing share price of the Company’s common stock on the NYSE on the day of vesting.

13. Other Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010
Net income	$16,279	$5,172	$31,993	$10,859
Other comprehensive income:
Equity in other comprehensive (loss) income of unconsolidated joint ventures	(715)	1,168	(779)	1,932
Equity in realized gain of unconsolidated joint venture reclassified from accumulated other comprehensive income	(823)	—	(823)	—
Unrealized loss on beneficial interests in securities	(184)	—	(184)	—
Unrealized gain (loss) on fair value of derivative instruments designated as hedges, net of deferred tax effect	1,368	(1,109)	759	19
Foreign currency translation (loss) gain, net of deferred tax effect	(3,308)	1,940	(1,688)	(164)
Realized foreign exchange (gain) loss reclassified from accumulated other comprehensive loss	(29)	18	(58)	136

Comprehensive income	12,588	7,189	29,220	12,782
Comprehensive income attributable to noncontrolling interest	453	30	766	52

Comprehensive income attributable to stockholders	$12,135	$7,159	$28,454	$12,730

The components of accumulated other comprehensive (loss) income attributable to the stockholders are as follows:

(In thousands)	September 30, 2011	December 31, 2010
Equity in accumulated other comprehensive (loss) income of unconsolidated joint venture	$(160)	$1,410
Unrealized loss on beneficial interests in securities	(183)	—
Unrealized gain on fair value of derivative instruments designated as hedges, net of tax	1,360	601
Unrealized loss on foreign currency translation, net of tax	(2,821)	(1,075)

	$(1,804)	$936

14. Income Taxes

The Company’s TRSs are subject to corporate level federal, state, foreign and local income taxes. The Company’s income tax provision (benefit) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010
Current
Federal	$(144)	$212	$354	$227
State	15	—	55	29

Total current (benefit) provision	(129)	212	409	256

Deferred
Federal	384	—	(156)	—

Total income tax provision	$255	$212	$253	$256

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

At September 30, 2011, the Company recognized a deferred tax asset and liability of $215,000 and $59,000, respectively, associated with temporary differences related to income recognition from its investments in unconsolidated foreign joint ventures and the tax bases of certain of its unconsolidated joint ventures in FDIC transactions. In addition, the Company recognized deferred tax assets and liabilities of $142,000 and $172,000, respectively, to reflect the potential benefits and obligations related to other comprehensive income attributable to hedging activities and foreign currency translation. The deferred tax assets and liabilities are included in other assets and accrued and other liabilities, respectively, in the accompanying consolidated balance sheet. At December 31, 2010, the Company did not have significant net deferred tax assets or deferred tax liabilities.

15. Commitments and Contingencies

Pursuant to the operating agreements of certain unconsolidated joint ventures, the joint venture partners may be required to fund additional amounts for customary and ordinary operating costs or guaranties of the joint ventures. At September 30, 2011, the Company’s share of those commitments was $2.4 million.

16. Subsequent Events

On October 16, 2011, GNE Investor agreed to further amend the $18 million senior secured term loan with G&E. See Note 4.

In October 2011, the Mezz 1 Borrower and the Mezz 2 Borrower filed for bankruptcy. See Note 5.

On November 3, 2011, a comprehensive recapitalization plan for WLH was agreed upon whereby the WLH Secured Loan will be amended. See Note 4.

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

Overview

We are a real estate finance company that acquires, originates and manages a diversified portfolio of real estate-related debt instruments. We completed the initial public offering (“IPO”) and concurrent private placement of our common stock on September 29, 2009. We focus primarily on acquiring, originating and managing commercial mortgage loans, which may be performing, sub-performing or non-performing loans (including loan-to-own strategies), and other commercial real estate-related debt investments. We also may acquire other real estate and real estate-related debt assets. We collectively refer to commercial mortgage loans, other commercial real estate-related debt investments, commercial mortgage-backed securities (“CMBS”), real estate owned (“REO”) properties and other real estate and real estate-related assets as our target assets. See “Business—Our Target Assets” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

We elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes, commencing with our initial taxable year ended December 31, 2009. We also intend to operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940 (the “1940 Act”).

Business Objective and Outlook

Our objective is to provide attractive risk-adjusted returns to our investors through a diversified portfolio of commercial real estate debt and debt-related investments. The total return profile of our investments is composed of both current yield, which is distributed through regular-way dividends, and capital appreciation potential, which is distributed through regular-way and/or special dividends. Our investments typically fall within three general categories: 1) Loan Acquisitions – the purchase of performing, sub-performing and/or non-performing commercial real estate debt, often at significant discounts to par; 2) Loan Originations – the origination of structured senior and subordinate debt secured by mortgages and/or equity interests in commercial real estate with a bias towards current yield; and 3) Special Situations – other commercial real estate-related debt investments including CMBS, sale/leasebacks, triple net lease investments and minority equity interests in banks. Our investments are diversified across the full spectrum of commercial real estate property types – office, industrial, retail, multifamily and hospitality – and geographically, with investments across the United States and Europe.

Significant dislocation has occurred in global commercial real estate credit markets since the financial downturn, and while the market has begun the process of recovery, we continue to find opportunities where financial assets are mispriced relative to intrinsic value of the underlying collateral. We believe the recovery will occur in two general phases: phase one will involve many loan acquisition opportunities as financial institutions around the globe deleverage and divest of troubled assets, and phase two will involve an increasing number of loan originations as commercial real estate fundamentals continue to stabilize and commercial real estate assets are refinanced with new capital based on revised underwriting, valuation and operating metrics. We believe phases one and two are actively underway in the United States, whereas Europe is lagging and is currently producing mostly loan acquisition opportunities. We believe that we are well positioned to capitalize on such opportunities sourcing transactions through the numerous relationships enjoyed by our Manager through its two decade history in the commercial real estate investment business. We also believe that our Manager’s in-depth understanding of commercial real estate and real estate-related investments (including our target assets), and in-house underwriting and asset management capabilities, enable us to acquire assets with attractive risk-adjusted return profiles and the potential for meaningful capital appreciation.

Recent Developments

Credit Facility Restructuring

On September 1, 2011, we amended our existing credit agreement with Bank of America, N.A., as administrative agent, and certain lenders. The amended and restated credit agreement (the “Credit Agreement”) provides a credit facility in the initial maximum principal amount of $175 million, which may be increased to $250 million, under certain conditions set forth in the Credit Agreement, including each lender or substitute lenders agreeing to provide commitments for such increased amount. Borrowings under the Credit Agreement will be used to finance investments in our target assets, as well as for general corporate purposes.

The amount available for draw is limited to 3.5 times the annualized cash income (as defined in the Credit Agreement) from eligible assets. To be eligible to be included in the borrowing capacity, an asset must meet certain criteria, including being free of all liens and pledges and, when taken with all other eligible assets, the average time to maturity must be at least 3.5 years.

Advances under the Credit Agreement accrue interest at a per annum rate equal to the sum of, at our election, the one, two, three, or six month London Interbank Offered Rate (“LIBOR”) plus 3.50% or 3.75%, depending on a leverage ratio as defined in the Credit Agreement. At September 30, 2011, the applicable spread was 3.5% and we had outstanding borrowings bearing interest at 3.73%. We also pay a commitment fee of 0.5% or 0.4% of the unused amount (0.5% at September 30, 2011), depending on usage.

The initial maturity date of the Credit Agreement is August 30, 2013. Any amounts outstanding under the Credit Agreement upon maturity will convert automatically to a fully amortizing one-year term loan payable in quarterly installments. In the event of such conversions, the term loans will continue to bear interest at the same rate as the revolving loans from which they were converted.

The Credit Agreement contains various affirmative and negative covenants, including financial covenants that require us to maintain minimum tangible net worth and liquidity levels and financial ratios. At September 30, 2011, we were in compliance with all of these financial covenants.

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

Some of the loans in our investment portfolio are in the process of being restructured or may otherwise be under credit watch or at risk. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. If we determine that it is probable that we will not be able to collect all amounts according to the terms of a particular loan agreement, we could be required to recognize an impairment charge or a loss on the loan unless the loan’s observable market price or the value of the collateral securing the loan exceeds the carrying value of the loan. If our assumptions regarding, among other things, the present value of expected future cash flows or the value of the collateral securing our loans are incorrect or general economic and financial conditions cause a significant number of borrowers to become unable to make payments under their loans, we could be required to recognize significant impairment charges, which could result in a material reduction in earnings and distributions in the period in which the loans are determined to be impaired.

Common Stock Repurchases

On August 12, 2011, the board of directors authorized a common stock repurchase program pursuant to which we may repurchase up to $50 million of our outstanding shares of common stock over a twelve-month period. Under the program, we may repurchase shares of our common stock in the open market or through privately negotiated transactions. During the quarter ended September 30, 2011, we repurchased 440,300 shares of our common stock, at an aggregate cost of $6.7 million, or a weighted-average price of $15.27 per share.

Our Investments

The following table sets forth certain information as of the acquisition or commitment date regarding the investments consummated and committed to as of November 8, 2011:

(Dollars in thousands) Our Investments	Invested(1)	Committed(1)	Total	Our Ownership of Total Colony Managed Investments(2)	Total Colony Managed Investments(3)	Unpaid Principal Balance	Date of Initial Investment	Description
Bulls Loan Portfolio	$65,100	$—	$65,100	32.5%	$200,404	$387,700	Jun-11	Approximately 650 performing and non-performing loans consisting of substantially all first mortgage recourse commercial real estate loans
Centro Mezzanine Loans	60,000	—	60,000	100.0%	60,000	60,000	Jun-11	Participation in mezzanine loans secured by equity interests in 107 retail centers located in 27 states.
U.S. Life Insurance Loan Portfolio	49,700	—	49,700	37.9%	131,300	174,700	Dec-09	25 fixed-rate first mortgages secured by commercial real estate
WLH Secured Loan(4)	48,000	—	48,000	24.0%	199,800	206,000	Oct-09	Senior secured term loan secured by first mortgages on residential land and security interests in cash and other assets
Luxury Destination Club Recourse Loan	45,800	—	45,800	100.0%	45,800	46,500	Sep-11	Performing first mortgage secured by 42 properties located primarily in Manhattan and Maui
Extended Stay Loan	37,400	—	37,400	66.7%	56,100	56,300	Oct-10	Performing mezzanine loan to Extended Stay Hotels, which includes 664 hotel portfolio
DB FDIC Portfolio	33,000	1,700	34,700	33.3%	103,900	1,020,000	Jan-10	Approximately 1,200 performing and non-performing loans secured mostly by commercial real estate
CRE FDIC Portfolio	33,400	—	33,400	44.4%	75,300	607,000	Aug-11	Approximately 760 performing and non-performing loans secured mostly by commercial real estate
German Loan Portfolio IV	30,000	—	30,000	33.3%	89,900	487,600	Jul-11	5 non-performing commercial real estate loans
Manhattan Landmark Buildings Loan	29,100	—	29,100	74.4%	39,100	39,100	Mar-11	Performing first mortgage secured by two landmark properties in Manhattan
Multifamily Tax-Exempt Bonds	27,900	—	27,900	100.0%	27,900	28,000	Jun-11	Senior interest in tax-exempt bonds secured by a multifamily residential property located in Atlanta, GA
First Republic Bank(5)	24,000	—	24,000	5.9%	406,000	NA	Jun-10	Equity stake in financial institution with approximately $20 billion of assets
Hotel Portfolio Loans(6)	23,900	—	23,900	33.3%	71,500	78,000	Apr-10	Two senior mezzanine loans indirectly secured by a portfolio of 103 limited service hotels
Class A Manhattan Office Loan Participation	15,000	—	15,000	33.3%	44,900	66,000	Mar-10	First mortgage pari-passu participation interest secured by Class A midtown Manhattan office building
Southern California Land Loan	13,400	—	13,400	50.0%	26,800	27,200	May-11	First mortgage loan secured by a Southern California master planned development and equity participation rights
Spanish REOC/Colonial Loan	12,500	—	12,500	5.1%	245,000	658,700	Nov-09	Syndicated senior secured loan to a Spanish commercial real estate company
Barclays FDIC Portfolio	10,000	300	10,300	4.5%	229,900	1,849,200	Jul-10	Approximately 1,660 performing and non-performing loans consisting of substantially all first mortgage recourse commercial real estate loans
West Village Loan	9,900	—	9,900	33.3%	29,800	30,400	Mar-10	Recourse loan secured by first liens on two West Village Manhattan townhomes and a photography catalogue
Cushman ADC FDIC Portfolio	9,100	—	9,100	15.2%	59,200	817,100	Jan-11	Approximately 1,500 performing and non-performing loans secured mostly by commercial real estate
G&E Secured Loan	8,900	—	8,900	50.0%	17,800	18,000	Apr-11	Senior secured multiple draw loan secured by assets of Grubb & Ellis Company and its affiliates
U.S. Commercial Bank Loan Portfolio	6,700	—	6,700	33.3%	20,100	33,000	Dec-09	10 performing and one delinquent, fixed rate first mortgages secured by commercial real estate
2100 Grand B-Note	6,600	—	6,600	100.0%	6,600	6,800	Dec-10	First mortgage B-note participation interest secured by an office building in El Segundo, CA
German Loan Portfolio	5,300	—	5,300	33.3%	16,000	91,000	Dec-09	94 primarily first mortgage non-performing commercial real estate loans
German Loan Portfolio III	5,300	—	5,300	10.6%	49,900	135,500	Jul-10	18 non-performing commercial real estate loans
Other Investments	22,400	400	22,800	various	90,200	446,400	various	Investments with less than $5 million of originally invested or committed equity

Total Committed & Invested	$632,400	$2,400	$634,800

(1)	Invested and committed amounts include our share of transaction costs and working capital and are net of origination fees.
(2)	Represents our share of the acquisition entities formed by us with investment funds and other investment vehicles managed by affiliates of our Manager.
(3)	Represents total funds invested and committed by all funds and other investment vehicles managed by Colony Capital.
(4)	WLH Secured Loan will be amended according to a recapitalization plan. See description below.
(5)	Invested and committed amounts represent our original investment in First Republic Bank. In connection with First Republic Bank’s initial and secondary public offerings on December 14, 2010 and July 7, 2011, respectively, the acquisition entity sold approximately 25.7% of the shares initially acquired by the acquisition entity.
(6)	On August 24, 2011, we increased our investment in the Hotel Portfolio Loans by acquiring a one-third interest in a nonperforming $39.0 million first mezzanine loan in the same portfolio. See description below.

The following table summarizes the carrying value of our investment portfolio by our target asset types as of September 30, 2011. Many of these investments are held through consolidated or unconsolidated joint ventures, and are shown net of amounts attributable to noncontrolling interest.

Target Asset Type	Amount (in thousands)	Percentage of Investment Portfolio
Acquired whole mortgage loans	$313,066	48%
Originated whole mortgage loans	120,096	19%
Mezzanine loans	123,544	19%
B-note(1)	6,580	1%
Equity ownership in bank	21,587	3%
Other investments	65,277	10%

	$650,150	100%

(1)	Represents the carrying value of our investment in 2100 Grand B-Note, net of secured financing of $13.9 million.

We estimate the fair value of our investments on a quarterly basis, using inputs such as discounted cash flow projections, market comparables, dealer quotes and other quantitative and qualitative factors. We did not elect the fair value option for our investments, whether they are held directly by us or through joint ventures, except when required by accounting principles generally accepted in the United States of America (“GAAP”). We disclose the estimated fair value of these financial instruments in the notes to our financial statements. As of September 30, 2011, the estimated aggregate fair value and carrying value of our investments, net of associated liabilities, was $691.9 million and $656.6 million, respectively.

For descriptions of our investments originated or acquired prior to December 31, 2010, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Investments” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The following summaries provide information on our investments acquired or originated since December 31, 2010 as of each of their respective acquisition or origination date and certain additional updates:

•

Bulls Loan Portfolio. On June 30, 2011, we, together with investment vehicles managed by affiliates of our Manager, acquired a portfolio of loans from a U.S. commercial bank. The portfolio includes 648 performing and non-performing loans with an aggregate unpaid principal balance of approximately $387.7 million, substantially all of which are first mortgage, recourse commercial real estate loans geographically concentrated in the Midwest. The purchase price for the portfolio was approximately $197.6 million, or approximately 51% of the portfolio’s unpaid principal balance. The portfolio consists of approximately 50% performing and 50% non-performing loans by unpaid principal balance. The joint venture pays an asset management company, which is owned 32.5% by us and 67.5% by co-investment vehicles, a 65-basis point asset management fee, which is calculated based on the aggregate unpaid principal balance of the outstanding portfolio. The asset management fee will be used to pay costs associated with primary and special servicing. We contributed approximately $64.2 million, exclusive of our pro rata share of the required working capital and transaction costs.

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

•

WLH Secured Loan. William Lyon Homes, Inc. (“WLH”), the borrower of the $206 million senior secured term loan (the “WLH Secured Loan”) made by ColFin WLH Funding, LLC (“WLH Investor”), has failed to meet the minimum $75 million tangible net worth covenant required under the loan (the “Net Worth Covenant”) for three consecutive fiscal quarters. WLH Investor granted a series of waivers of the Net Worth Covenant and certain financial reporting requirements from April to October 2011, the last of which expired on October 27, 2011. On November 3, 2011, a comprehensive recapitalization plan for WLH was agreed upon whereby the WLH Secured Loan will be amended (the “Amended WLH Loan”) into a new $235 million senior secured term loan facility (increased from $206 million) with no additional funding, a 10.25% interest rate (reduced from the current 14.0% interest rate on the WLH Secured Loan), and a term expiring on the earlier of three years after completion of the recapitalization and January 1, 2015. The Amended WLH Loan will be prepayable by WLH at any time without penalty or “make-whole.” WLH Investor will receive a restructuring fee of 1.0% on the principal amount of the Amended WLH Loan. We believe that the value of the collateral securing the loan is significantly in excess of our recorded investment in the loan and, as a result, determined that no impairment of our investment is required at this time. To date, WLH has made all payments due and owing under the loan.

•

Luxury Destination Club Recourse Loan. On September 9, 2011, we originated a $46.5 million first mortgage recourse loan to a leading destination club operator. The loan is secured by cross-collateralized and cross-defaulted first priority mortgages on the fee simple interests in 42 properties located primarily in Manhattan and Maui, and has a loan-to-value ratio of 53%. At closing, we funded $45.8 million, net of a 1.5% origination fee, and the borrower funded a three-month interest reserve. The loan has a five-year term, bears interest at a fixed rate of 10.75% per annum and requires monthly interest-only payments. The loan is subject to a 0.5% exit fee and may be prepaid, subject to certain prepayment fees.

•

CRE FDIC Portfolio. On August 10, 2011, we, together with investment funds managed by affiliates of our Manager, consummated our sixth structured transaction with the Federal Deposit Insurance Corporation (“FDIC”). As a result, we and such investment funds acquired a 40% managing member equity interest in a newly formed limited liability company (“CRE FDIC Venture”) created to hold a portfolio of acquired loans, with the FDIC retaining the other 60% equity interest. This portfolio of loans included 758 loans (of which approximately 50% were performing and non-performing by initial allocated purchase price) with an aggregate unpaid principal balance of approximately $607 million, consisting of substantially all first mortgage recourse commercial real estate loans. The CRE FDIC Portfolio was effectively acquired at approximately 53% of the unpaid principal balance of the loans, with an aggregate payment to the FDIC of approximately $65.5 million (excluding working capital and transaction costs) for the 40% equity interest. The weighted-average interest rate on the performing loans was 7.1% and the weighted-average remaining term for the performing loans was 53 months. The FDIC offered zero-coupon 1:1 leverage financing with a term of up to seven years in the original principal amount of $170.2 million, inclusive of a capitalized guarantee fee, which must be paid in full prior to any distributions to the equity holders. The CRE FDIC Venture pays to an asset management company, which is owned 44.4% by us and 55.6% by co-investment vehicles, a 75-basis point asset management fee, which is calculated based on the aggregate unpaid principal balance of the outstanding portfolio. The asset management fee will be used to pay costs associated with primary and special servicing. Our pro rata share of the managing member interest was 44.4%, or approximately $29.1 million, exclusive of our pro rata share of the required working capital and transaction costs. In addition, we and the investment funds managed by affiliates of our Manager funded an additional $6 million cash to satisfy the additional security requirement set forth in the FDIC transaction documents. Our share of this additional security funding, based upon our ownership interest in the managing member of the CRE FDIC Venture, was approximately $2.7 million.

•

German Loan Portfolio IV. On July 22, 2011, we, together with investment funds managed by affiliates of our Manager, through its 84.7% interest in a foreign subsidiary, acquired a portfolio of five first mortgage non-performing commercial real estate loans with an aggregate unpaid principal balance of approximately €342.8 million from a consortium of German banks. The purchase price for the portfolio was €65.3 million, excluding transaction costs, or approximately 19% of the unpaid principal balance of the loans. Our pro rata share of the purchase price was approximately €20.9 million, or $30.0 million (exclusive of our pro rata share of transaction costs), which represents a 32.1% economic interest in the loans. The loans are collateralized by five properties consisting of three office buildings, one retail outlet and one land site for development.

•

Manhattan Landmark Buildings Loan. On March 31, 2011, we, together with another investment vehicle managed by affiliates of our Manager, acquired, at a discount, an existing $60 million first mortgage loan secured by fee simple condominium interests within two Manhattan landmark buildings serving primarily as special event spaces, but also including office, restaurant and storage uses, that are owned and occupied by a best-in-class operator. The loan was acquired for $38 million, representing a 37% discount to the outstanding principal balance of the loan. Simultaneously upon closing, the loan was restructured to reflect a $39.1 million face amount with a five-year term. Our pro rata share of the restructured loan is approximately $29.1 million for a 74.4% economic interest. The restructured loan bears interest at a fixed rate of 11% per annum, of which 2% may be paid-in-kind for the first two years at the borrower’s option, and requires quarterly principal payments of $375,000 beginning April 2013. The loan is subject to a 2% exit fee and may be prepaid, subject to certain prepayment fees. Inclusive of fees, the yield-to-maturity on the loan is projected to be approximately 13%. The restructured loan has a loan-to-value of approximately 65% and is expected to have a debt service coverage ratio in excess of 3:1.

•

Multifamily Tax-Exempt Bonds. On June 30, 2011, we, together with a strategic partner, acquired a senior interest in a series of tax-exempt bonds with an aggregate principal amount of $40.4 million. The bonds are secured by a 760-unit multifamily property located in Georgia. At closing, the bonds financed the acquisition of the property by an institutional real estate firm. Our interest, together with our partner’s interest in the bonds, was acquired for $28 million, representing a loan-to-value of approximately 70%. Concurrently with the closing, the borrower acquired subordinate certificates representing the residual interest with a principal amount of $12.4 million for $10 million. The property was acquired by the borrower at a significant discount to replacement cost and approximately 25% below the previous owner’s basis. The bonds have a six-year term, require semi-annual interest payments commencing December 1, 2011 and may be prepaid, subject to certain fees. The strategic partner has entered into a separate interest rate swap agreement with the borrower, which, in conjunction with a special contribution/distribution arrangement with the joint venture, will result in a net current yield to the joint venture of the Securities Industry and Financial Markets Association (“SIFMA”) Municipal Swap Index plus 3.25% per annum. Profits and losses and cash distributions are allocated to the members according to their percentage interests until each member has achieved an internal rate of return of 10%, then 75% to us and 25% to the strategic partner.

•

First Republic Bank. In connection with First Republic Bank’s secondary public offering on July 7, 2011, ColFin FRB Investor, LLC sold 5,000,000 shares of common stock in First Republic Bank. Our share of net cash proceeds (after our pro rata share of underwriting discounts and expenses) and gain on sale was approximately $9.0 million and $3.8 million, respectively. After giving effect to the disposition of shares as part of First Republic Bank’s secondary public offering, we own an approximate 0.9% indirect interest in First Republic Bank through our interest in ColFin FRB Investor, LLC.

•

Hotel Portfolio Loans. On August 24, 2011, we purchased a one-third interest in a nonperforming $39.0 million first mezzanine loan to JER/Jameson Mezz Borrower I LLC (the “Mezz 1 Borrower”) at par value plus accrued interest thereon. Our pro rata share of the investment is approximately $13.0 million. The loan is collateralized by a pledge of equity in Mezz 1 Borrower, an entity that indirectly owns a portfolio of 103 limited service hotels located in twelve states across the United States. We had previously acquired a one-third interest in a second mezzanine loan to JER/Jameson Mezz Borrower II LLC (the “Mezz 2 Borrower”) for the same portfolio in April 2010. The remaining two-thirds interests in the first and second mezzanine loans were purchased by an investment fund managed by an affiliate of the Manager. Both mezzanine loans matured on August 9, 2011 and are currently nonperforming and noninterest bearing.

On October 18, 2011, the Mezz 2 Borrower filed for bankruptcy in advance of a pending October 19, 2011 foreclosure action (the “Foreclosure”) initiated by ColFin JIH Funding, LLC (a wholly-owned subsidiary of the Company) and its affiliate, CDCF JIH Funding, LLC (together, the “JIH Lenders”), whereby the JIH Lenders were to conduct an auction of the Mezz 2 Borrower’s ownership interests in the Mezz 1 Borrower. On October 25, 2011, the Mezz I Borrower filed for bankruptcy. On October 26, 2011, JER/Jameson GP LLC, JER/Jameson Properties LLC, and JER/Jameson NC Properties LLC (collectively the “Mortgage Borrowers”) filed for bankruptcy, which filing halted the foreclosure proceedings.

On October 21, 2011, the JIH Lenders filed a motion to modify the automatic stay in the Mezz II Borrower’s bankruptcy case to permit the JIH Lenders to proceed with the Foreclosure and a motion to dismiss the Mezz II Borrower’s bankruptcy case. A hearing on these motions has been scheduled for November 22, 2011. We are evaluating opportunities and taking actions as we deem appropriate in connection with the foregoing events.

•

Class A Manhattan Office Loan Participation. The borrower under a $1,215 million first mortgage loan on a Class A office building in midtown Manhattan, in which we own a pari-passu first mortgage participation interest through ColFin 666 Funding, LLC (“666 Investor”), an unconsolidated joint venture with investment vehicles managed by affiliates of our Manager in which we own a 33.3% interest, temporarily stopped making its scheduled payments in July 2011. Subject to the borrower contributing $110 million of new capital, the lenders and borrower agreed in principle to a proposed loan restructuring that includes: 1) bifurcating the loan into a new $1,100 million A-note and $115 million B-note; 2) extending the maturity date by two years to February 5, 2019; 3) Reinstating the interest rate at 6.353% for both the A-note and B-note, however, only a portion of the A-note interest rate will be paid current, with the balance of the A-note interest rate and the B-note interest rate both accruing to the balance of the B-note principal. The current pay interest rate on the A-note will be reduced to 3.0% per annum, increasing annually to 4.0%, 4.5%, 4.5%, 5.0%, 5.5% and 6.353% in each successive year over a seven year period; and 4) the borrower’s $110 million will earn an 11% preferred return and be paid subordinate to the lenders’ A-note but in priority to the lenders’ B-note. The borrower has resumed payments according to the restructured terms. Our pari-passu first mortgage participation interest was acquired at a 32% discount to the unpaid principal balance at acquisition and equated to an effective whole mortgage purchase price basis of $826 million. 666 Investor’s share of the purchase price, based on its 5.4% pari-passu interest in the first mortgage loan, was $44.9 million for $66 million principal. Management has determined that, while the loan is impaired because it is probable that 666 Investor will be unable to collect all amounts due according to the original contractual terms of the loan agreement, no loss has been incurred because the fair value of the loan exceeds its carrying value. Therefore, no allowance for loan loss was deemed necessary as of September 30, 2011.

•

Southern California Land Loan. On May 23, 2011, we, together with investment vehicles managed by affiliates of our Manager, originated a $27.2 million first mortgage loan to a newly formed joint venture between certain third-party private investment vehicles (the “Sponsors”) in connection with their acquisition of a master planned development and an option to acquire approximately 1,000 lots in another master planned development, all of which are located in Southern California. The Sponsors acquired the development and option for approximately $34.1 million, a substantial discount to its original cost basis, through a bankruptcy auction process. The loan is collateralized by the first mortgage on the land and is guaranteed by the Sponsors. The loan has a five-year term, bears interest at a fixed rate of 12% per annum, of which 5% may be paid-in-kind, and requires quarterly interest payments. At closing, the Sponsors funded a one-year interest reserve. The loan included an upfront $396,000 origination fee and may be prepaid, subject to certain prepayment fees. After full repayment of the loan, net cash flow from the development will be split between the joint venture and the Sponsors according to the joint venture agreement, pursuant to which the joint venture may receive up to an 18% profit participation. We contributed approximately $13.4 million for our 50% ownership interest.

•

Cushman ADC FDIC Portfolio. On January 26, 2011, we, together with an investment vehicle managed by an affiliate of our Manager, consummated our fifth structured transaction with the FDIC. Cushman & Wakefield and Unicorp Services served as advisors to the FDIC in connection with this transaction. As a result, we and such investment funds acquired a 50% managing member equity interest in a newly formed limited liability company (“ADC FDIC Venture”) created to hold a portfolio of acquired loans, with the FDIC retaining the other 50% equity interest. This portfolio of loans included 1,505 loans (of which approximately 47% were performing and approximately 53% were non-performing by initial allocated purchase price) with an aggregate unpaid principal balance of approximately $817 million, consisting of substantially all first mortgage recourse acquisition, development and construction real estate loans. The Cushman ADC FDIC Portfolio was effectively acquired at approximately 24% of the unpaid principal balance of the loans, with an aggregate cash payment to the FDIC of approximately $48.2 million (excluding working capital and transaction costs) for the 50% equity interest. The weighted-average interest rate on the performing loans was 5.6% and the weighted-average remaining term for the performing loans was 83 months. The FDIC offered zero-coupon 1:1 leverage financing with a term of up to seven years in the original principal amount of $100.3 million, inclusive of a capitalized guarantee fee, which must be paid in full prior to any distributions to the equity holders. The newly formed ADC FDIC Venture pays an asset management company, which is owned 15.2% (8.5% prior to June 30, 2011) by us and 84.8% (91.5% prior to June 30, 2011) by a subsidiary of Colony Capital, a 75-basis point asset management fee, which is calculated based on the aggregate unpaid principal balance of the outstanding portfolio. The asset management fee will be used to pay costs associated with primary and special servicing. Our pro rata share of the managing member interest was 8.5%, or approximately $4.1 million, exclusive of our pro rata share of the required working capital and transaction costs. In addition, we and the investment funds managed by affiliates of our Manager funded an additional $5 million in cash to satisfy the additional security requirement set forth in the FDIC transaction documents. Our share of this additional security funding, based upon our ownership interest in the managing member of the ADC FDIC Venture, was approximately $0.4 million.

On June 30, 2011, we increased our ownership in the Cushman ADC FDIC Portfolio to 15.2% by acquiring a 6.75% interest from a limited partner in the co-investor partnership in the joint venture for $4 million and a deferred amount of approximately $150,000.

•

G&E Secured Loan. On April 15, 2011, we, together with an investment fund managed by an affiliate of our Manager, originated an $18 million senior secured multiple draw term loan secured by substantially all the assets of Grubb & Ellis Company (“G&E”) and its affiliates, a national real estate services firm engaged in brokerage, asset management and investment management. Our pro rata share of the loan was $9 million for a 50% economic interest. The loan has an eleven-month term, bears interest at an average fixed rate of 11.6% per annum (all of which can be paid-in-kind at the borrower’s option) and includes an upfront 1% origination fee and certain prepayment fees. The loan restricts G&E from making distributions to shareholders until G&E meets certain financial covenants.

In connection with the loan origination, we and the other investment fund each received common stock purchase warrants for 3,356,000 shares of G&E’s common stock, each representing approximately 4.8% of G&E’s common shares outstanding. In addition, for each month G&E elects the payment-in-kind option for the accrued interest, we will receive additional warrants for G&E’s common stock. The warrants had an exercise price of $0.01 per share and were exercisable upon (1) the occurrence of certain fundamental changes, such as a recapitalization, dissolution, change in control or other events as defined in the warrant agreement, or (2) if the volume-weighted average price of G&E’s common stock for any consecutive 30-day period prior to the date of exercise was equal to or greater than $1.10. As part of an amendment to the loan agreement on July 22, 2011, the trigger price of all warrants issued and to be issued was lowered to $0.71 per share. As permitted by the loan agreement, the borrower elected for the monthly interest due under the loan to be paid-in-kind through September 30, 2011. As a result, we received additional common stock purchase warrants for 164,339 shares of G&E’s common stock.

On October 16, 2011, the loan was further amended to increase the size of the facility from $18 million to $28 million. On October 21, 2011, an unrelated third-party, C-III Investments, LLC (“C-III”), provided an additional $10 million term loan to G&E and paid us and the co-investment fund $4.5 million for a 50% participation in the term loan. For C-III’s participation in the loan, we assigned 1,760,170 of our existing G&E warrants to C-III. As additional consideration for the increased loan amount, G&E issued 3,728,888 of common stock purchase warrants to the lenders, of which our share was 932,222 warrants, with substantially the same terms as the original warrants but with a trigger price of $0.50 per share. After giving effect to the second amendment and partial assignment of loan and warrants to C-III, our pro rata share of the loan, excluding accrued interest, is $7 million and we own warrants for 2,692,391 shares of G&E’s common stock. As consideration for increasing the availability on the Credit Facility, G&E gave the lenders the exclusive right for a limited period of time to pursue a strategic transaction with respect to G&E.

•

Other Investments. On September 30, 2011, an unconsolidated joint venture in which we have a 33.3% ownership interest sold its $40 million AAA-rated CMBS for approximately $41.2 million and repaid approximately $31.9 million of Term Asset-Backed Securities Loan Facility (“TALF”) financing in October 2011. Our share of net cash proceeds and gain on sale was approximately $3.1 million and $0.6 million, respectively, net of gain attributable to our 2% partner.

Our Investments in Unconsolidated Joint Ventures

The following investments are held directly by us, through wholly-owned or majority-owned subsidiaries: Centro Mezzanine Loans, Luxury Destination Club Recourse Loan, Extended Stay Loan, Manhattan Landmark Buildings Loan, Multifamily Tax-Exempt Bonds, Hotel Portfolio Loans and 2100 Grand B-Note. All other investments are held through our ownership interests in unconsolidated joint ventures that hold the investments, which we account for using the equity method of accounting. Our ownership interest in each joint venture and investments held by each joint venture as of September 30, 2011 are summarized below.

Joint Venture	Investments Held by Joint Venture	Our Ownership Percentage in Joint Venture(1)
ColFin Bulls Funding A, LLC and ColFin Bulls Funding B, LLC (collectively “Bulls Investor”)	Bulls Loan Portfolio	32.5%
ColFin NW Funding, LLC (“NW Investor”)	U.S. Life Insurance Loan Portfolio	37.9%
ColFin WLH Funding, LLC (“WLH Investor”)	WLH Secured Loan	24.0%
ColFin DB Guarantor, LLC (“DB Investor”)	DB FDIC Portfolio	33.3%
ColFin 2011 CRE Holdco, LLC (“2011 CRE Investor”)	Cushman CRE FDIC Portfolio	44.4%
ColFin Hunt Holdco A, LLC and ColFin Hunt Holdco B, LLC (collectively “Hunt Investor”)	German Loan Portfolio IV	37.9%
ColFin FRB Investor, LLC (“FRB Investor”)	First Republic Bank	5.9%
ColFin 666 Funding, LLC (“666 Investor”)	Class A Manhattan Office Loan Participation	33.3%
ColFin Inland Funding, LLC and ColFin Inland Investor, LLC (collectively “Inland Investor”)	Southern California Land Loan	50.0%
Colony Funds Sants S.à r.l. (“Colonial Investor”)	Spanish REOC/Colonial Loan	5.1%
ColFin Axle Funding, LLC (“Axle Investor”)	Barclays FDIC Portfolio	4.5%
ColFin ALS Funding, LLC (“ALS Investor”)	West Village Loan	33.3%
ColFin 2011 ADC Funding, LLC (“ADC Investor”)	Cushman ADC FDIC Portfolio	15.2%
ColFin GNE Loan Funding, LLC (“GNE Investor”)	Grubb & Ellis Secured Loan	50.0%
ColFin J-11 Funding, LLC (“J-11 Investor”)	U.S. Commercial Bank Loan Portfolio	33.3%
C-VIII CDCF CFI MBS Investor, LLC (“MBS Investor”)	CMBS-Related Bond, AAA CMBS Financed with TALF	33.3%
Other unconsolidated joint ventures (investment less than $5 million current carrying value)	Various investments	10.6 to 50.0	% %

(1)	Our ownership interest in each joint venture and our economic interest in the corresponding investment(s) may differ due to noncontrolling interests owned by third-party investors, which interests are consolidated for GAAP reporting purposes.

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

Results of Operations

Comparison of Three Months Ended September 30, 2011, June 30, 2011 and September 30, 2010

Because we commenced operations on September 29, 2009 upon completion of our IPO and have been actively investing in our target assets, the results of operations for the three months ended September 30, 2011 and the corresponding period in 2010 are not comparable. In addition to the discussion and analysis of our results of operations for the three months ended September 30, 2011 compared to the corresponding period in 2010, we have included a discussion and analysis of our results of operations for the three months ended September 30, 2011 compared to the three months ended June 30, 2011.

Income from Our Investments

Our primary source of income is our investments in loans, which we hold either directly or through our investments in unconsolidated joint ventures. We have been continually investing in our target assets throughout 2009 through 2011 and therefore, income from some investments may reflect less than a full quarter’s results of operations. We consider the comparison of the three months ended September 30, 2011 to the three months ended June 30, 2011 to be more meaningful than comparison to the three months ended September 30, 2010 since we have held most of the investments for the two most recent three-month periods. Income from our investments by type of investment is summarized below, shown net of amounts attributable to noncontrolling interests:

	Three Months Ended
(In thousands)	September 30, 2011	June 30, 2011	September 30, 2010
Acquired whole mortgage loans:
Single loans	$1,576	$1,648	$726
FDIC loan portfolios	2,018	1,848	825
German non-performing loan portfolios	495	296	129
Other loan portfolios	3,402	1,825	1,580

	7,491	5,617	3,260

Originated mortgage loans	3,626	2,835	2,253
Mezzanine loans	2,833	1,767	620
Commercial mortgage-backed securities	754	107	105
B-note(1)	229	219	—
Equity ownership in bank	4,535	1,169	843
Other investments	926	479	500

	$20,394	$12,193	$7,581

(1)	Represents our share of interest income from 2100 Grand B-Note, net of interest expense on secured financing.

Income from acquired whole mortgage loans for the three months ended September 30, 2011 increased $1.9 million, or 33%, compared to the three months ended June 30, 2011. The increase is primarily related to the acquisition of the Bulls Loan Portfolio on June 30, 2011 and CRE FDIC Portfolio in August 2011. Income from originated loans during the three months ended September 30, 2011 increased $791,000 from the three months ended June 30, 2011. The increase reflects a full quarter’s income from the Southern California Land Loan and G&E Secured Loan, both of which were originated in the previous quarter, and income from the Luxury Destination Club Recourse Loan, a new loan we originated in the current quarter.

Income from mezzanine loans for the three months ended September 30, 2011 increased $1.1 million, or 60%, compared to the prior quarter, reflecting the interest income from the Centro Mezzanine Loans which we originated near the end of the second quarter 2011. The income from the Centro Mezzanine Loans is partially offset by lower income recognized on the Hotel Portfolio Loans, which are in default. See the discussion in “—Our Investments.”

The increase in income from CMBS resulted from the September 2011 sale of a $40 million AAA-rated CMBS for approximately $41.2 million. The CMBS was acquired in October 2009 for $37.9 million. Our share of the gain on sale was approximately $0.6 million, net of amounts attributable to our 2% partner. As discussed in “—Our Investments,” in July 2011, we sold approximately 20% of our shares of common stock in First Republic Bank and realized a gain of approximately $3.8 million, which is reflected in income from equity ownership in bank. The gain is partially offset by lower ongoing income in First Republic Bank for the remainder of the third quarter of 2011.

Income from our investments for the three months ended September 30, 2011 increased approximately $12.8 million, or 169%, compared to the three months ended September 30, 2010. The substantial increase reflects our continuing investment activity throughout 2010 and the first nine months of 2011.

Certain investments individually generated greater than 10% of our total income for the periods presented. For the three months ended September 30, 2011, FRB Investor generated 21% of total income, primarily resulting from gain on sale of the First Republic Bank common stock. For the three months ended June 30, 2011, NW Investor and WLH Investor collectively generated 29% of our total income. For the three months ended September 30, 2010, FRB Investor, NW Investor and WLH Investor collectively generated 54% of our total income.

Other Operating Income from Affiliates

In late December 2010, we formed 100%-owned asset management companies that provide asset management services to two of our FDIC portfolios. For the three months ended September 30, 2011 and June 30, 2011, the asset management companies earned asset management fees and cost reimbursements of $636,000 and $346,000, respectively, from these unconsolidated joint ventures.

Expenses

•

Base Management Fees—For the three months ended September 30, 2011, June 30, 2011 and September 30, 2010, we incurred base management fees of $2.3 million, $2.2 million and $1.0 million, respectively, pursuant to the management agreement with our Manager. The significant increase in base management fees in 2011 resulted from the full deployment of the net IPO proceeds in 2010, an increase in the fee base in December 2010 resulting from a private placement of shares of our common stock in December 2010 (the “2010 Private Placement”), and another increase in the fee base in April 2011 resulting from the public offering of shares of our common stock in March and April 2011 (the “2011 Common Stock Offering”). For a discussion regarding the calculation of the base management fee, see “Business—Our Manager and the Management Agreement—Base Management Fee and Incentive Fee” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

•

Incentive Fees—For the three months ended September 30, 2011, we incurred $88,000 of incentive fees, which is payable to our Manager in shares of our common stock. No incentive fees were incurred for the quarters ended June 30, 2011 or September 30, 2010. For a complete description of incentive fees and method of calculation, see “Business—Our Manager and the Management Agreement—Base Management Fee and Incentive Fee” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

•

Investment Expenses—For the three months ended September 30, 2011, June 30, 2011 and September 30, 2010, we incurred investment expenses of $854,000, $323,000 and $64,000, respectively. Two of our FDIC portfolios are managed by asset management companies that are wholly-owned by us. Effective January 1, 2011, these asset management companies receive allocations of compensation, overhead and direct costs from an affiliate of our Manager pursuant to a cost allocation arrangement. For the three months ended September 30, 2011 and June 30, 2011, the asset management companies were allocated $491,000 and $211,000, respectively, by such affiliate of our Manager. The current period increase reflects a greater concentration of personnel and direct operating expenses required to manage these portfolios. The remaining investment expenses include the cost of managing and servicing our investments and investment transaction costs expensed in connection with the initial acquisition of our investments, as well as costs associated with unsuccessful transactions.

•

Interest Expense—Interest expense for the three months ended September 30, 2011, June 30, 2011 and September 30, 2010 of $656,000, $486,000 and $50,000, respectively, includes $480,000, $310,000 and $50,000, respectively, of contractual interest, unused commitment fees and loan fee amortization incurred on our credit facility. We restructured our existing credit facility and borrowed on it in the current quarter, which resulted in higher contractual interest, unused commitment fees and loan fee amortization. The remaining interest expense of $176,000 for each of the three months ended September 30, 2011 and June 30, 2011 represents interest on the secured financing of our 2100 Grand loan.

•	Administrative Expenses—Administrative expenses are summarized below:

	Three Months Ended
(In thousands)	September 30, 2011	June 30, 2011	September 30, 2010
Reimbursements to Colony Capital:
Compensation pursuant to secondment agreement	$349	$350	$227
Allocated overhead and direct administrative expenses	98	134	42

Total reimbursements to Colony Capital	447	484	269

Professional fees	610	659	593
Insurance	181	182	194
Board-related costs	77	69	53
Other	83	139	56

	$1,398	$1,533	$1,165

The overall increases in administrative expenses for the three months ended September 30, 2011 compared to the corresponding period in 2010 generally reflect the increase in our investment activities since our IPO. Compensation expense was higher for the three months ended September 30, 2011 and June 30, 2011 compared to September 30, 2010 primarily due to an increase in the estimated annual bonus being accrued for our Chief Financial Officer. Overhead expenses allocated from Colony Capital increased for the three months ended September 30, 2011 as a result of an increase in assets under management.

Professional fees include legal, accounting, tax, and internal audit services. Professional fees were higher during the three months ended September 30, 2011 and June 30, 2011 compared to the three months ended September 30, 2010 due to higher legal fees incurred for ongoing consultations related to compliance, transaction structuring, REIT-specific tax issues and other regulatory matters.

Income Tax Provision

Our taxable REIT subsidiaries (each a “TRS”), which directly or indirectly hold certain of our investments, are subject to corporate level federal, state, foreign and local income taxes. For the three months ended September 30, 2011 and June 30, 2011, we recorded an income tax provision of $255,000 and $226,000, respectively. The current quarter income tax provision reflects a reduction in the deferred tax asset associated with the partial TRS ownership of the DB FDIC Portfolio and expected future benefits from our foreign joint ventures. Additionally, the current quarter income tax provision reflects an increase in the expected future tax liability resulting from temporary differences related to income recognition in the partial TRS ownership of the Cushman ADC FDIC Portfolio. The income tax provision of $226,000 in prior quarter reflects current federal and state income taxes which are reduced by deferred tax assets associated with the temporary differences related to income recognition from our investments in foreign joint ventures and the partial TRS ownership of the DB FDIC Portfolio. Income tax provision of $212,000 for the three months ended September 30, 2010 reflects current federal and state income taxes primarily associated with timing differences related to income recognition from our investments in foreign joint ventures and their corresponding foreign currency hedging transactions.

Comparison of Nine Months Ended September 30, 2011 and 2010

Income from Our Investments

Income from our investments by type of investment is summarized below, shown net of amounts attributable to noncontrolling interests:

	Nine Months Ended September 30,
(In thousands)	2011	2010
Acquired whole mortgage loans:
Single loans	$4,018	$1,553
FDIC loan portfolios	5,550	984
German non-performing loan portfolios	1,163	54
Other loan portfolios	7,026	4,723

	17,757	7,314

Originated mortgage loans	8,700	6,430
Mezzanine loans	6,287	912
Commercial mortgage-backed securities	970	318
B-note(1)	671	—
Equity ownership in bank	6,696	843
Other investments	1,903	1,288

	$42,984	$17,105

(1)	Represents our share of interest income from 2100 Grand B-Note, net of interest expense on secured financing.

Income from our investments in the nine months ended September 30, 2011 increased approximately $25.9 million compared to the corresponding period in 2010. The substantial increase reflects our continuing investment activity throughout 2010 and the first nine months of 2011. Most of our investments owned as of September 30, 2011 were not owned for all or part of the nine months ended September 30, 2010, and we added new investments in every category except in CMBS and equity ownership in bank, as summarized in our investments table in “—Our Investments.” The substantial increase in income from CMBS resulted from the September 2011 sale of a $40 million AAA-rated CMBS for approximately $41.2 million. The CMBS was acquired in October 2009 for $37.9 million. Our share of the gain on sale was approximately $0.6 million, net of amounts attributable to our 2% partner. As discussed in “—Our Investments,” in July 2011, we sold approximately 20% of our shares of common stock in First Republic Bank and realized a gain of approximately $3.8 million, which is reflected in income from equity ownership in bank.

Certain investments individually generated greater than 10% of our total income for the periods presented. For the nine months ended September 30, 2011, FRB Investor, NW Investor and WLH Investor generated, on a combined basis, 38% of our total income. For the nine months ended September 30, 2010, NW Investor and WLH Investor generated, on a combined basis, 56% of our total income.

Other Operating Income from Affiliates

In late December 2010, we formed 100%-owned asset management companies that provide asset management services to two of our FDIC portfolios. For the nine months ended September 30, 2011, the asset management companies earned aggregate asset management fees and cost reimbursements of $1.5 million from these unconsolidated joint ventures.

Expenses

•

Base Management Fees—For the nine months ended September 30, 2011 and 2010, we incurred base management fees of $5.8 million and $2.4 million, respectively, pursuant to the management agreement with our Manager. The significant increase in base management fees in 2011 resulted from the full deployment of the net IPO proceeds in 2010, an increase in the fee base in December 2010 resulting from the 2010 Private Placement, and another increase in the fee base in April 2011 resulting from the 2011 Common Stock Offering and the underwriters’ exercise of the overallotment option. For a discussion regarding the calculation of the base management fee, see “Business—Our Manager and the Management Agreement—Base Management Fee and Incentive Fee” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

•

Incentive Fees—For the nine months ended September 30, 2011, we incurred $88,000 of incentive fees, which were incurred during the third quarter and is payable to our Manager in shares of our common stock. No incentive fees were incurred for the corresponding period in 2010. For a complete description of incentive fees and method of calculation, see “Business—Our Manager and the Management Agreement—Base Management Fee and Incentive Fee” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

•

Investment Expenses—For the nine months ended September 30, 2011 and 2010, we incurred investment expenses of $1.9 million and $344,000, respectively. Two of our FDIC portfolios are managed by asset management companies that are wholly-owned by us. Effective January 1, 2011, these asset management companies receive allocations of compensation, overhead and direct costs from an affiliate of our Manager pursuant to a cost allocation arrangement. For the nine months ended September 30, 2011, the asset management companies were allocated $1.0 million by such affiliate of our Manager. The remaining investment expenses include the cost of managing and servicing our investments and investment transaction costs expensed in connection with the initial acquisition of our investments, as well as costs associated with unsuccessful transactions.

•

Interest Expense—Interest expense for the nine months ended September 30, 2011 and 2010 of $1.7 million and $50,000, respectively, includes $1.1 million and $50,000, respectively, of contractual interest, unused commitment fees and loan fee amortization incurred on our credit facility. The remaining $526,000 of interest expense in the current year represents interest on the secured financing of our 2100 Grand loan.

•	Administrative Expenses—Administrative expenses are summarized below:

	Nine Months Ended September 30,
(In thousands)	2011	2010
Reimbursements to Colony Capital:
Compensation pursuant to secondment agreement	$1,053	$680
Allocated overhead and direct administrative expenses	268	159

Total reimbursements to Colony Capital	1,321	839

Professional fees	2,052	1,261
Insurance	544	791
Board-related costs	214	163
Other	315	451

	$4,446	$3,505

The overall increases in administrative expenses for the nine months ended September 30, 2011 compared to the corresponding period in 2010 generally reflect the increase in our investment activities since our IPO. Compensation expense was higher for the nine months ended September 30, 2011 compared to the corresponding period in 2010 primarily due to an increase in the estimated annual bonus being accrued. Overhead expenses allocated from Colony Capital increased for the nine months ended September 30, 2011 as a result of an increase in assets under management.

Professional fees include legal, accounting, tax and internal audit services. Professional fees were higher during the nine months ended September 30, 2011 compared to the corresponding period in 2010 due to higher legal fees incurred for ongoing consultations related to compliance, transaction structuring, REIT-specific tax issues and other regulatory matters. Tax fees have increased substantially in 2011 due to the increase in the number of our investments, TRS-related tax matters and heightened workload involving our FDIC loan portfolios.

Lower insurance costs for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 reflect a reduction of coverage in our insurance programs effective May 2010.

Income Tax Provision

Our TRSs, which directly or indirectly hold certain of our investments in unconsolidated joint ventures, are subject to corporate level federal, state, foreign and local income taxes. For the nine months ended September 30, 2011, we recorded an income tax provision of $253,000. The income tax provision reflects $409,000 of current federal and state income taxes primarily attributed to income within our TRS entities which is offset by a deferred tax asset associated with the expected future benefits from our foreign joint ventures. Income tax provision of $256,000 for the nine months ended September 30, 2010 reflects current federal and state income taxes primarily associated with timing differences related to income recognition from our investments in foreign joint ventures and their corresponding foreign currency hedging transactions.

Information About Our Loan Portfolio

The following tables summarize certain characteristics of the loans and beneficial interests in securities held by the Company and the joint ventures and our proportionate share as of September 30, 2011:

($ in thousands)	Total Portfolio		Company’s Proportionate Share
Collateral Type	Unpaid Principal Balance	Amortized Cost	Unpaid Principal Balance	Amortized Cost	% of Amortized Cost	Weighted Average Coupon	Current Interest Yield on Cost	Weighted Average Maturity in Years
Originated performing loans
Retail	$60,000	$60,000	$60,000	$60,000	9.3%	9.8%	9.8%	4.8
Office	20,585	20,537	20,379	20,331	3.2%	8.0%	8.0%	4.2
Hospitality	84,000	83,235	84,000	83,235	12.9%	11.3%	11.4%	4.5
Other commercial	18,879	18,546	9,439	9,273	1.5%	11.5%	11.8%	0.4
Residential	265,101	261,734	73,816	72,369	11.2%	13.6%	14.2%	3.4

Total originated performing loans	448,565	444,052	247,634	245,208	38.1%	11.4%	11.5%	4.1

Acquired loans and beneficial interests in bonds
Performing:
Retail	431,548	311,450	66,926	49,847	7.7%	6.2%	8.8%	5.8
Office	343,948	254,052	62,078	45,678	7.1%	5.0%	7.1%	5.6
Industrial	263,034	200,381	33,384	25,226	3.9%	6.2%	8.4%	4.7
Hospitality	53,513	35,331	4,469	2,944	0.5%	6.2%	9.7%	13.4
Multifamily	257,667	197,888	56,087	47,901	7.4%	4.5%	5.2%	4.2
Other commercial	436,531	310,988	66,349	51,128	7.9%	8.2%	10.7%	3.8
Residential	92,857	43,010	16,862	8,776	1.4%	5.3%	10.0%	5.7
Land	208,191	89,242	15,662	6,266	1.0%	5.9%	13.9%	2.8

Total performing	2,087,289	1,442,342	321,817	237,766	36.9%	6.0%	8.3%	4.9

Non-performing:
Retail	401,181	188,980	53,155	23,854	3.7%
Office	627,447	155,572	158,365	31,925	5.0%
Industrial	190,831	83,827	22,673	9,613	1.5%
Hospitality	136,678	78,090	39,613	32,099	5.0%
Multifamily	284,340	114,353	50,205	16,850	2.6%
Other commercial	376,230	138,310	39,269	14,929	2.3%
Residential	250,030	80,458	38,264	14,620	2.3%
Land	996,865	203,961	80,245	17,028	2.6%

Total non-performing	3,263,602	1,043,551	481,789	160,918	25.0%

Total acquired loans	5,350,891	2,485,893	803,606	398,684	61.9%

Total portfolio	$5,799,456	$2,929,945	$1,051,240	$643,892	100.0%

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

	September 30, 2011		December 31, 2010
(In thousands)	Total Portfolio	Company’s Proportionate Share	Total Portfolio	Company’s Proportionate Share
Loans receivable, net, held by unconsolidated joint ventures	$2,669,261	$393,548	$2,053,847	$226,647
Other assets and liabilities, net		20,265		22,103

Company’s investments in unconsolidated joint ventures		413,813		248,750

Loans receivable, net, on the Company’s consolidated balance sheet	$228,900		$69,929
Beneficial interests in securities	31,784		—
Company’s interest in consolidated loans and beneficial interests in bonds, net of amounts attributable to noncontrolling interest of $10,340 and $207, respectively		250,344		69,722

Company’s total proportionate share of loans receivable and beneficial interests in securities		$643,892		$296,369

As of September 30, 2011, the Company’s and the joint ventures’ performing loan portfolio comprised fixed rate loans bearing interest rates ranging from 1.0% to 21.0% (weighted average of 8.2%) with an aggregate unpaid principal balance of $1,495.1 million and variable rate loans bearing interest rates ranging from 1.25% to 11.0% (weighted average of 5.4%) with an aggregate unpaid principal balance of $1,040.8 million. Maturity dates of performing loans range from October 2011 to December 2040. Scheduled maturities based on unpaid principal balance of performing loans as of September 30, 2011 are as follows:

(In thousands)
Less than one year	$112,954
Greater than one year and less than five years	1,676,141
Greater than or equal to five years	746,759

Total	$2,535,854

Liquidity and Capital Resources

Our primary uses of cash are to fund acquisitions of our target assets and related ongoing commitments, to fund our operations, including overhead costs and the management fee to our Manager, to fund distributions to our stockholders, to acquire shares of our common stock under our common stock repurchase program from time to time and, to the extent we utilize leverage to acquire our target assets, to repay principal and interest on our borrowings. In addition, during the fourth quarter of 2011, we expect to make a cash payment of $5.75 million to the underwriters for the deferred underwriting discounts and commissions for our IPO. See “—Contractual Obligations, Commitments and Off-Balance Sheet Arrangements” We expect to meet our capital requirements using cash on hand, our credit facility, cash flow generated from our operations, and principal and interest payments received from our investments. However, because of distribution requirements imposed on us to qualify as a REIT, which generally require that we distribute to our stockholders 90% of our taxable income, our ability to finance our growth must largely be funded by external sources of capital. As a result, we will have to rely on third-party sources of capital, including public and private offerings of securities and debt financings, which may or may not be available on favorable terms, or at all.

Credit Facility

Our current primary source of liquidity is our credit facility. On September 1, 2011, we amended our existing credit agreement with Bank of America, N.A., as administrative agent, and certain lenders. The Credit Agreement provides a credit facility in the initial maximum principal amount of $175 million, which may be increased to $250 million, under certain conditions set forth in the Credit Agreement, including each lender or substitute lenders agreeing to provide commitments for such increased amount. Borrowings under the Credit Agreement will be used to finance investments in our target assets, as well as for general corporate purposes.

The amount available for draw is limited to 3.5 times the annualized cash income (as defined in the Credit Agreement) from eligible assets. To be included in the borrowing capacity, an asset must meet certain criteria, including being free of all liens and pledges and, when taken with all other eligible assets, the average time to maturity must be at least 3.5 years. The maximum amount available for draw as of November 8, 2011 was $142.2 million, of which $38 million was drawn.

The Credit Agreement contains covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. The following table summarizes the key financial covenants and our actual results as of and for the three months ended September 30, 2011:

($ in thousands)	Covenant Level	Actual Level September 30, 2011
Financial covenant as defined in the Credit Agreement:
Consolidated Tangible Net Worth	Minimum $492,994	$596,593
Consolidated Fixed Charge Coverage Ratio	Minimum 2.75 to 1.0	45.22 to 1.0
Consolidated Leverage Ratio	Maximum 0.5 to 1.0	0.16 to 1.0
Liquidity	Minimum $15,000	$111,785
Total Facility Outstandings to Consolidated Cash Income	Maximum 3.5 to 1.0	0.8 to 1.0
Weighted Average Maturity of Contributing Investment Assets	Minimum 42 months	52 months

Sale of Common Stock

Our primary source of liquidity during the first three quarters of 2011 was the net proceeds from the 2011 Common Stock Offering and the underwriters’ exercise of the overallotment option. During the third quarter of 2011, we fully deployed the net proceeds from the 2011 Common Stock Offering to acquire our target assets.

Other Sources of Liquidity

In July 2011, as a result of FRB Investor’s sale of 5,000,000 common shares in First Republic Bank’s secondary public offering, we received our pro rata share of the net proceeds of $9.0 million. In September 2011, MBS Investor sold its AAA-rated CMBS for approximately $41.2 million and in October we received our pro rata share of net cash proceeds of approximately $3.1 million after repayment of TALF financing. We also receive monthly or quarterly distributions from some of our unconsolidated joint ventures from earnings, principal receipts or capital transactions such as financing transactions or loan sales. We also receive interest and principal on our loans. As loans reach their maturity we may receive all or a portion of the outstanding principal balance.

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

Cash and Cash Flows

As of November 8, 2011, we had approximately $14.9 million of cash and our borrowing capacity for our credit facility was $142.2 million, with outstanding borrowings of $38 million. Our current available cash and borrowing capacity under our credit facility provide sufficient liquidity to satisfy all of our existing obligations.

The following table summarizes our cash flow activity:

	Nine Months Ended September 30,
(in thousands)	2011	2010
Net cash provided by operating activities	$15,188	$5,915
Net cash used in investing activities	(337,479)	(121,799)
Net cash provided by (used in) financing activities	261,774	(8,107)

Operating Activities

For the nine months ended September 30, 2011 and 2010, cash flows from operating activities resulted primarily from distributions of earnings from unconsolidated joint ventures and interest received from our loans held for investment, partially offset by payment of operating expenses. The increase in 2011 compared to 2010 resulted from a substantial increase in our investment portfolio.

Investing Activities

Since the closing of our IPO, we have been actively investing in our target assets. Net cash used in investing activities for the nine months ended September 30, 2011 and 2010 reflect our investing activity. Cash outlays for our contributions to unconsolidated joint ventures and for the origination and acquisition of loans during the periods are partially offset by distributions of capital from unconsolidated joint ventures.

Financing Activities

For the nine months ended September 30, 2011, net cash provided by financing activities reflects net proceeds from the 2011 Common Stock Offering and the underwriters’ exercise of the overallotment option, net borrowings of $12 million under our credit facility as well as a $10 million contribution from noncontrolling interest for the Manhattan Landmark Buildings Loan. These amounts are offset by the payment of dividends, common stock repurchases and payment of costs related to the restructuring our credit facility. For the nine months ended September 30, 2010, net cash used in financing activities represents the payment of dividends and the payment of deferred financing costs in connection with our credit facility.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

In connection with our IPO and the underwriters’ exercise of the overallotment option, the underwriters deferred $5.75 million of underwriting discounts and commissions and the Manager paid the underwriters $5.75 million of underwriting discounts and commissions on our behalf. Pursuant to the underwriting agreement, we are required to pay the underwriters the deferred underwriting discounts and commissions in cash if, during any full four calendar quarter period during the 24 full calendar quarters after the consummation of the IPO, our Core Earnings (as defined above) for any such four-quarter period exceeds the product of (1) the weighted average of the issue price per share of common stock in all offerings multiplied by the weighted average number of shares of common stock outstanding (including any restricted shares of common stock and any other shares of common stock underlying awards granted under equity incentive plans, if any) in such four-quarter period and (2) 8%. Additionally, pursuant to the management agreement, we are required to reimburse the Manager for its partial payment of initial underwriting discounts and commissions if the same 8% performance threshold is met. For the four calendar quarter period ended September 30, 2011, our Core Earnings have exceeded the performance threshold. Therefore, we expect to settle both deferred amounts by a cash payment of $5.75 million to the underwriters and, pursuant to the management agreement, payment in the form of 287,500 shares of our common stock (the reimbursement amount divided by the public offering price per share) to the Manager during the fourth quarter of 2011.

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

Dividends

We have made regular quarterly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We intend to pay regular quarterly dividends to our stockholders in an amount equal to our net taxable income, if and to the extent authorized by our board of directors. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service, if any. In addition, our amended credit facility limits the annual amount of distributions we can make to the greater of (i) 95% of our net income adjusted by any non-cash impairment charges, write-downs or losses and (ii) 110% of our taxable income. If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

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

On September 19, 2011, our board of directors declared a quarterly dividend of $0.33 per share of our common stock, which was paid on October 14, 2011 to stockholders of record on September 30, 2011.

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

A reconciliation of our GAAP net income attributable to common stockholders to Core Earnings is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010
GAAP net income attributable to common stockholders	$15,794	$5,165	$31,194	$10,845
Adjustments to GAAP net income to reconcile to Core Earnings:
Noncash equity compensation expense	38	15	97	44
Incentive fee	88	—	88	—
Net unrealized (gain) loss on derivatives	(38)	—	8	—

Core Earnings	$15,882	$5,180	$31,387	$10,889

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

Interest Rate and Credit Curve Spread Risk

Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Credit curve spread risk is highly sensitive to the dynamics of the markets for commercial real estate loans and securities we hold. Excessive supply of these assets combined with reduced demand will cause the market to require a higher yield. This demand for higher yield will cause the market to use a higher spread over the U.S. Treasury securities yield curve, or other benchmark interest rates, to value these assets. The majority of the performing loans held by our unconsolidated joint ventures are fixed rate loans. As U.S. Treasury securities are priced to a higher yield and/or the spread to U.S. Treasuries used to price the assets increases, the price at which the joint ventures could sell some of the assets may decline. Conversely, as U.S. Treasury securities are priced to a lower yield and/or the spread to U.S. Treasuries used to price the assets decreases, the value of the loan portfolios may increase. In addition, fluctuations in LIBOR rates may affect the amount of interest expense we incur in connection with borrowings under our credit facility, which, based on our current debt ratio, incur interest expense at a per annum rate equal to the sum of, at our election, the one, two, three, six, or twelve-month LIBOR plus 3.5%. As of September 30, 2011, we had outstanding borrowings under the credit facility of $32 million bearing interest at 3.5% plus one month LIBOR, or 3.73%. Assuming no changes in the outstanding balance of our existing variable-rate debt as of September 30, 2011, a 100 basis point increase in the one-month LIBOR would increase our projected annual interest expense by approximately $0.3 million.

We carry our beneficial interests in securities and the associated embedded derivative liability at fair value, which is determined by discounting the expected cash flows using observable current and forward rates of a widely used index that closely follows the SIFMA Municipal Swap Index. A 100 basis point increase in the SIFMA Municipal Swap Index would decrease the fair value of the beneficial interests in securities by $1.5 million and decrease the fair value of the associated liability by $1.4 million.

As of September 30, 2011, we and our unconsolidated joint ventures did not have any interest rate hedges. However, in the future, we or our unconsolidated joint ventures may utilize a variety of financial instruments, including interest rate swaps, caps, floors and other interest rate exchange contracts, in order to limit the effects of fluctuations in interest rates on our operations. The use of these types of derivatives to hedge interest-earning assets and/or interest-bearing liabilities carries certain risks, including the risk that losses on a hedge position will reduce the funds available for distribution and that such losses may exceed the amount invested in such instruments. A hedge may not perform its intended purpose of offsetting losses of rising interest rates. Moreover, with respect to certain of the instruments used as hedges, we are exposed to the risk that the counterparties with which we trade may cease making markets and quoting prices in such instruments, which may render us unable to enter into an offsetting transaction with respect to an open position. If we anticipate that the income from any such hedging transaction will not be qualifying income for REIT income purposes, we may conduct all or part of our hedging activities through a to-be-formed corporate subsidiary that is fully subject to federal corporate income taxation. Our profitability may be adversely affected during any period as a result of changing interest rates.

Currency Risk

We have foreign currency rate exposures related to our equity investments in joint ventures which hold certain commercial real estate loan investments in Europe. Our sole currency exposure is to the Euro. Changes in currency rates can adversely affect the fair values and earnings of our non-U.S. holdings. As of September 30, 2011, we had approximately €37.1 million, or $49.6 million, in European investments. Net tax-effected accumulated foreign exchange loss on the European investments was approximately $2.8 million, or $1.5 million after hedge gain. A 1% change in the exchange rate would result in a $0.5 million increase or decrease in translation gain or loss on our investments in unconsolidated joint ventures. We mitigate this risk by utilizing currency instruments to hedge the capital portion of our foreign currency risk. The type of hedging instrument that we employed on our European investments was a costless collar (buying a protective put while writing an out-of-the-money covered call with a strike price at which the premium received is equal to the premium of the protective put purchased) which involved no initial capital outlay. The puts were structured with strike prices approximately 10% lower than our cost basis in such investments, thereby limiting any Euro related foreign exchange related fluctuations to approximately 10% of the original capital invested in the deal.

At September 30, 2011, we had fourteen outstanding collars with an aggregate notional amount of €29.6 million. The maturity dates of such instruments approximate the projected dates of related cash flows for specific investments. Termination or maturity of currency hedging instruments may result in an obligation for payment to or from the counterparty to the hedging agreement. During the nine months ended September 30, 2011, terminations of collars hedging our net foreign investments resulted in a net cash disbursement of $201,000. We are exposed to credit loss in the event of non-performance by counterparties for these contracts. To manage this risk, we select major international banks and financial institutions as counterparties and perform a quarterly review of the financial health and stability of our trading counterparties. Based on our review as of September 30, 2011, we do not expect any counterparty to default on its obligations.

The following table summarizes the notional amounts and fair values of our collars as of September 30, 2011:

(In thousands, except exchange rates)
Hedged Asset	Notional Amount	Cap Range (USD/€)	Floor Range (USD/€)	Expiration Date	Net Fair Value
Investment in Colonial Investor	€7,800	1.627–1.635	1.340–1.350	December 2012	$663
Investment in Laguna Investor	485	1.620	1.350	December 2011	23
Investment in Crystal Investor	1,215	1.235–1.300	1.100	December 2011–December 2012	(114)
Investment in Ford Investor	2,330	1.402–1.431	1.130	June 2012–July 2013	(67)
Investment in Hunt Investor	17,750	1.500–1.510	1.290	July 2013–July 2015	799

	€29,580				$1,304

ITEM 4.	Controls and Procedures.

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

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2011.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings.

As of September 30, 2011, we were not involved in any legal proceedings.

ITEM 1A.	Risk Factors.

Below is an update to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010:

The borrower under a mezzanine loan in which we own an interest recently filed for bankruptcy, which could adversely affect our ability to foreclose on the collateral securing the loan and cause us to lose some or all of our investment and require us to recognize an impairment on our investment.

On August 24, 2011, we purchased a one-third interest in a nonperforming $39.0 million first mezzanine loan at par value plus accrued interest thereon. The loan is collateralized by a pledge of equity in an entity that indirectly owns a portfolio of 103 limited service hotels located in twelve states across the United States. On October 18, 2011, the borrower under the mezzanine loan filed for bankruptcy in advance of a pending foreclosure auction related to the collateral. As a result of the pending bankruptcy proceedings, actions against the borrower have been stayed by the bankruptcy court and we may not be able to foreclose on the equity interests securing the loan or take other actions that may be in our best interests, which could cause us to lose some or all of our investment in the loan. If we are unable to foreclose on the underlying collateral or otherwise recover our investment, we may be required to record an impairment, which could materially and adversely affect our results of operations in the period in which the impairment is recorded as well as our liquidity and financial position.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Since the inception of the Company’s stock repurchase program in August 2011 through the end of the quarter ended September 30, 2011, the Company has repurchased 440,300 shares of its common stock for $6,725,000. The number and weighted average price per share of shares purchased in each fiscal month of the quarter ended September 30, 2011 are set forth in the table below:

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
July 1, 2011 through July 31, 2011	0	N/A	N/A	N/A
August 1, 2011 through August 31, 2011	228,900	$15.33	228,900	$46,490,000
September 1, 2011 through September 30, 2011	211,400	$15.21	211,400	$43,275,000
Total	440,300	$15.27	440,300	$43,275,000

(1)

The Company’s common stock repurchase program was announced by the Company on August 15, 2011. Pursuant to the common stock repurchase program, the Company may repurchase up to $50 million over a 12-month period. The program does not have a prescribed expiration date.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	(Removed and Reserved)

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits.

Exhibit No.	Description

10.1	Credit Agreement, dated as of September 1, 2011, among the Company, CFI Mezz Funding, LLC, CFI RE Holdco, LLC, ColFin ESH Funding, LLC, CFI CorAmerica 2100 Funding, LLC, CFI RE Masterco, LLC, and each wholly-owned subsidiary of the Company that from time to time becomes a co-borrower thereto, as Borrowers, each lender from time to time party thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 8, 2011).

10.2	Affirmation of Guaranty, dated as of September 1, 2011, made by and among each of the guarantors undersigned thereto, each a Guarantor, for the benefit of Bank of America, N.A., the Administrative Agent, and the Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 8, 2011).

10.3	Amended and Restated Pledge and Security Agreement, dated as of September 1, 2011, made by each of the pledgors undersigned thereto, each a Pledgor, in favor of Bank of America, N.A., as Administrative Agent, for the benefit of the secured parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 8, 2011).

10.4	Colony Financial Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s registration statement on Form S-8 filed on November 8, 2011)

10.5	Form of Restricted Stock Award Agreement under the Colony Financial, Inc. 2011 Equity Incentive Plan

10.6	Form of Non-Qualified Stock Option Award Agreement under the Colony Financial, Inc. 2011 Equity Incentive Plan

31.1	Certification of Richard B. Saltzman, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Darren J. Tangen, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Richard B. Saltzman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Darren J. Tangen, Chief Financial Officer and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Financial statements from the Quarterly Report on Form 10-Q of Colony Financial, Inc. for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Cash Flows and (4) Notes to Consolidated Financial Statements, tagged as blocks of text, submitted electronically with this report.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2011

COLONY FINANCIAL, INC.

By:	/S/ RICHARD B. SALTZMAN
Richard B. Saltzman
Chief Executive Officer and President

By:	/S/ DARREN J. TANGEN
Darren J. Tangen
Chief Financial Officer and Treasurer (Principal Financial Officer)