Form 10-K
period 2011-12-31
Colony Financial, Inc.
filed 2012-03-09
CIK 1467076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-34456

COLONY FINANCIAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	27-0419483
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2450 Broadway, 6th Floor Santa Monica, California	90404
(Address of Principal Executive Offices)	(Zip Code)

(310) 282-8820

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $590.9 million as of the last business day of the registrant’s most recently completed second fiscal quarter based upon the price at which the common shares were last sold on that day.

As of March 9, 2012, 33,108,163 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement with respect to its 2012 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year are incorporated by reference into Part III of this Form 10-K.

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

The forward-looking statements contained in this Annual Report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Statements regarding the following subjects, among others, may be forward-looking:

•	market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy or the demand for commercial real estate loans;

•	our business and investment strategy;

•	our projected operating results;

•	actions and initiatives of the U.S. government and changes to U.S. government policies and the execution and impact of these actions, initiatives and policies;

•	the state of the U.S. economy generally or in specific geographic regions;

•	our ability to obtain and maintain financing arrangements, including securitizations;

•	the amount of commercial mortgage loans requiring refinancing over the 2012 to 2015 period;

•	the anticipated shortfall of debt financing from traditional lenders;

•	the volume of short-term loan extensions;

•	the demand for new capital to replace maturing loans;

•	our expected leverage;

•	general volatility of the securities markets in which we participate;

•	changes in the value of our assets;

•	interest rate mismatches between our target assets and any borrowings used to fund such assets;

•	changes in interest rates and the market value of our target assets;

•	changes in prepayment rates on our target assets;

•	effects of hedging instruments on our target assets;

•	rates of default or decreased recovery rates on our target assets;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters;

•	our ability to maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;

•	our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “1940 Act”);

•	availability of opportunities to acquire commercial mortgage-related, real estate-related and other securities;

•	availability of qualified personnel;

•	estimates relating to our ability to make distributions to our stockholders in the future; and

•	our understanding of our competition.

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

Our Company

We are a real estate investment and finance company that primarily acquires, originates and manages a diversified portfolio of real estate-related debt instruments. We were formed on June 23, 2009 as a Maryland corporation and completed our initial public offering (“IPO”), on September 29, 2009. We focus primarily on acquiring, originating and managing commercial mortgage loans, which may be performing, sub-performing or non-performing loans (including loan-to-own strategies), and other commercial real estate-related debt investments. We also have acquired and may continue to acquire other real estate and real estate-related assets. We collectively refer to commercial mortgage loans, other commercial real estate-related debt investments, commercial mortgage-backed securities (“CMBS”), real estate owned (“REO”) properties and other real estate and real estate-related assets as our target assets.

Our objective is to provide attractive risk-adjusted returns to our investors through a diversified portfolio of commercial mortgage loans and debt-related and other investments. The total return profile of our investments is composed of both current yield, which is distributed through regular-way dividends, and capital appreciation potential, which is distributed through regular-way and/or special dividends.

We are externally managed and advised by our Manager pursuant to the terms of a management agreement. Our Manager is a wholly owned subsidiary of Colony Capital, a privately held independent global real estate investment firm founded in 1991 by Thomas J. Barrack, Jr., our Executive Chairman.

We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our initial taxable year ended December 31, 2009. We generally are not subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our taxable income to stockholders and maintain our intended qualification as a REIT, although we will be subject to U.S. federal income tax on income earned through our taxable subsidiaries. We also intend to continue to operate our business in a manner that will permit us to maintain our exemption from registration under the 1940 Act.

Our principal executive offices are located at 2450 Broadway, 6th Floor, Santa Monica, CA, 90404. Our telephone number is (310) 282-8820, and our website address is www.colonyfinancial.com.

Our Investment Strategy

We seek to provide attractive risk-adjusted returns to our investors, primarily through acquisitions, originations and active management of a diversified portfolio of our target assets. The primary tenet upon which this objective relies is our ability to identify assets from which we can extract value through a combination of current yield and/or capital appreciation. This approach is driven by a disciplined investment strategy, focused on the following:

•

capitalizing on asset level underwriting experience and market analytics to identify investments with pricing dislocations and attractive risk-return profiles that can be purchased at meaningful discounts to our estimates of intrinsic value;

•	creating capital appreciation opportunities by resolving sub-performing or non-performing loans through repositioning, restructuring and active management of those assets;

•	seeking to acquire assets held for sale that are undervalued as a result of the scarcity of credit available for financing real estate;

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

In implementing our investment strategy, we utilize our Manager’s and its affiliates’ expertise in identifying attractive investment opportunities primarily within the target asset classes described below, as well as their transaction sourcing, underwriting, execution and asset management and disposition capabilities. Our Manager makes decisions based on a variety of factors, including expected risk-adjusted returns, credit fundamentals, liquidity, availability of adequate financing, borrowing costs and macro-economic conditions. In addition, all investment decisions are made with a view to maintaining our qualification as a REIT and our exemption from registration under the 1940 Act.

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

•

Commercial Mortgage-Backed Securities. CMBS are securities that are collateralized by, or evidence ownership interests in, a single commercial mortgage loan or a partial or entire pool of mortgage loans secured by commercial properties. Initially we expect to focus primarily on legacy CMBS, especially originally or currently AAA-rated CMBS, while also seeking to acquire newly originated CMBS and subordinated and interest-only tranches.

•

Mezzanine Loans. The origination or acquisition of loans made to property owners that are subordinate to mortgage debt and are typically secured by pledges of the borrower’s ownership interests in the property and/or direct or indirect entities that own the property.

•

Loan-to-Own. The origination or acquisition of mortgage loans or other real estate-related loans or debt investments with the expectation of subsequently foreclosing on, or otherwise taking control of, the property securing the loan or investment, which are generally referred to as “loan-to-own” investments.

•

Real Estate Owned Properties. In certain instances, we also may invest in commercial and residential REO properties, which are properties owned by a lender after a loan default and subsequent seizure of collateral.

•

Debtor in Possession (“DIP”) Loans. The origination of whole mortgage loans, generally senior to all other liabilities of the borrower and secured by first mortgage liens on real property, designed to allow a borrower to reorganize under supervision of a bankruptcy court.

•

Home Ownership/Rental Program. We may also acquire residential homes from financial institutions, government sponsored entities such as Fannie Mae and Freddie Mac, and other sources, which will be held for investment and rented to tenants.

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

•

Other Assets. Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our exemption from registration under the 1940 Act, we also intend to invest in other commercial real estate-related debt investments, such as loans to REITs and real estate operating companies (“REOCs”) and corporate bonds of REITs and REOCs; residential mortgage-backed securities (“RMBS”); construction/rehabilitation loans; loans to providers of real estate net lease financing; residential mortgage loans or other interests in residential properties; other real estate-related financial assets and investments, including preferred stock and convertible debt securities of REITs and REOCs, credit default swaps (“CDSs”), and other derivative securities; collateralized debt obligations; and non-real estate-related debt investments.

Our Investment Guidelines

Our board of directors has adopted a set of investment guidelines that set out the asset classes and other criteria to be used to evaluate the merits of specific investments as well as our overall portfolio composition. We pursue investments that have the potential to generate attractive risk-adjusted returns, consistent with maintaining our qualification as a REIT for U.S. federal income tax purposes and our exemption from registration under the 1940 Act. However, we have no prescribed limitation on any particular investment type.

Our board of directors has adopted the following investment guidelines:

•	no investment shall be made that would cause us to fail to qualify as a REIT for U.S. federal income tax purposes;

•	no investment shall be made that would cause us to be regulated as an investment company under the 1940 Act; and

•

until appropriate investments can be identified, our Manager may invest the proceeds of our equity offerings in interest-bearing, short-term investments, including money market accounts and/or U.S. treasury securities, that are consistent with our intention to maintain our status as a REIT and our exemption from registration under the 1940 Act.

In addition, any investment of our capital of up to $10 million requires the approval of our chief executive officer; any investment in excess of $10 million but less than or equal to the lesser of $100 million or 20% of our current asset value requires the approval of our Investment Committee; and any investment greater than the lesser of $100 million or 20% of our current asset value requires the approval of our board of directors.

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

These investment guidelines may be changed or waived from time to time by our board of directors (which must include a majority of our independent directors) without the approval of our stockholders, and we expect to disclose any such changes or waivers to our investment guidelines in the periodic reports we file with the Securities and Exchange Commission (the “SEC”).

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

Underwriting

Prior to investing in any particular asset, our Manager’s underwriting team, in conjunction with third party providers, undertakes a rigorous asset-level due diligence process, involving intensive data collection and analysis, to ensure that we understand fully the state of the market and the risk-reward profile of the asset. The credit risk of any particular loan investment, whether an originated loan or an acquired loan or portfolio of loans, is built into the pricing in the form of contractual interest rates, related fees charged to the borrower, estimated transaction costs, discount to acquired principal balance, among other things. Key metrics considered during the underwriting process include, but are not limited to, loan-to-collateral value ratios (“LTV”), debt service coverage ratios (“DSCR”), debt yields, sponsor credit ratings and history, and tenant credit ratings and diversity. In addition to evaluating the merits of any particular proposed investment, our Manager evaluates the diversification of our portfolio of assets. Prior to making a final investment decision, our Manager determines whether an asset will cause our portfolio of assets to be too heavily concentrated with, or cause too much risk exposure to, any one borrower, real estate sector, geographic region, source of cash flow for payment or other geopolitical issues. If our Manager determines that a proposed acquisition presents excessive concentration risk, it may determine not to acquire an otherwise attractive asset.

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

Leverage Policies

To date, we have used limited investment-level leverage in the form of government sponsored debt programs, such as seller financing provided by the FDIC, and assignment of an A-note participation on a mortgage loan. We have also temporarily used borrowings from our credit facility to finance our investments. While we have limited our use of leverage and believe we can achieve attractive yields on an unleveraged basis, we may continue to use prudent amounts of leverage to increase potential returns to our stockholders and/or to finance future investments. Given current market conditions, to the extent that we use borrowings to finance our assets, we currently expect that such leverage would not exceed, on a debt-to-equity basis, a 3-to-1 ratio, except with respect to investments financed with borrowings provided by the FDIC or under government sponsored debt programs, leverage on which we currently expect would not exceed, on a debt-to-equity basis, a 6-to-1 ratio. We consider these leverage ratios to be prudent for our target asset classes. Our decision to use leverage currently or in the future to finance our assets will be based on our Manager’s assessment of a variety of factors, including, among others, the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in our portfolio, the ability to raise additional equity to reduce leverage and create liquidity for future investments, the availability of credit at favorable prices or at all, the credit quality of our assets and our outlook for borrowing costs relative to the interest income earned on our assets. Our decision to use leverage in the future to finance our assets will be at the discretion of our Manager and will not be subject to the approval of our stockholders, and we are not restricted by our governing documents or otherwise in the amount of leverage that we may use.

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

Our Manager provides the day-to-day management of our operations pursuant to a management agreement, which requires our Manager to manage our business affairs in conformity with the investment guidelines and other policies that are approved and monitored by our board of directors. Our Manager is responsible for (1) the selection, purchase and sale of our portfolio investments, (2) our financing activities, and (3) providing us with investment advisory services. The initial term of the management agreement, as amended, expires on September 29, 2012 and will be automatically renewed for a one-year term each anniversary date thereafter unless previously terminated.

Base Management Fee and Incentive Fee

We pay our Manager a base management fee in an amount equal to 1.5% of our stockholders’ equity, as defined in the management agreement, per annum, calculated and payable quarterly in arrears in cash. Our Manager is also entitled to an incentive fee with respect to each calendar quarter that the management agreement is in effect, in an amount not less than zero, equal to the difference between (1) the product of (x) 20% and (y) the difference between (i) Core Earnings (as defined below), on a rolling four-quarter basis and before the incentive fee for the current quarter, and (ii) the product of (A) the weighted average of the issue price per share of common stock in all of our offerings multiplied by the weighted average number of shares of common stock outstanding (including any restricted shares of common stock and any other shares of common stock underlying awards granted under our equity incentive plans, if any) in such four-quarter period and (B) 8%, and (2) the sum of any incentive fee paid to the Manager with respect to the first three calendar quarters of such previous four quarters; provided, however, that no incentive fee is payable with respect to any calendar quarter unless Core Earnings is greater than zero for the most recently completed 12 calendar quarters, or the number of completed calendar quarters since the IPO, whichever is less.

Our net income is recognized in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Core Earnings is a non-GAAP measure and is defined as GAAP net income (loss) excluding non-cash equity compensation expense, the incentive fee, real estate depreciation and amortization and any unrealized gains, losses or other non-cash items recorded in the period, regardless of whether such items are included in other comprehensive income or loss, or in net income. The amount is adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between the Manager and our independent directors and after approval by a majority of our independent directors.

The incentive fee will be payable to the Manager quarterly in arrears in shares of our common stock subject to certain ownership and New York Stock Exchange (“NYSE”) limitations. The number of shares to be issued to the Manager will be equal to the dollar amount of the portion of the quarterly installment of the incentive fee payable in shares divided by the average of the closing prices of our common stock on the NYSE for the five trading days prior to the date on which such quarterly installment is paid.

Reimbursement of Expenses

We are also required to reimburse our Manager for expenditures incurred by the Manager on our behalf (except those specifically required to be borne by our Manager under the management agreement), including legal, accounting, financial, due diligence and other services, in amounts which are no greater than those which would be payable to third parties negotiated on an arm’s length basis. In addition, pursuant to a secondment agreement between us and Colony Capital, we are responsible for Colony Capital’s expenses incurred in employing our chief financial officer, Darren J. Tangen. As a result, we are responsible for reimbursing Colony Capital for the cost of Mr. Tangen’s base salary, bonus to the extent approved by the compensation committee of our board of directors, benefits and related payroll costs and taxes. We also reimburse our Manager for its pro rata portion of overhead expenses incurred by our Manager and its affiliates based upon the ratio of our gross assets compared to all gross assets managed or held by Colony Capital and its affiliates or the Manager and its affiliates.

Reimbursement of Manager’s Partial Payment of IPO Underwriting Discounts and Commissions

In connection with our IPO and the underwriters’ exercise of the overallotment option, our Manager paid the underwriters $5.75 million of underwriting discounts and commissions on our behalf. Pursuant to the management agreement with our Manager, we were required to reimburse our Manager for its partial payment of initial underwriting discounts and commissions if, during any full four calendar quarter period during the 24 full calendar quarters after the consummation of the IPO, the Company’s Core Earnings (as defined above) for any such four-quarter period exceeds the product of (1) the weighted average of the issue price per share of common stock in all offerings multiplied by the weighted average number of shares of common stock outstanding (including any restricted shares of common stock and any other shares of common stock underlying awards granted under equity incentive plans, if any) in such four-quarter period and (2) 8%. For the four calendar quarter period ended September 30, 2011, our Core Earnings exceeded the 8% performance threshold. In November 2011, we issued 287,500 shares of our common stock (the reimbursement amount divided by the initial public offering price of $20.00 per share) to our Manager in full satisfaction of our obligation to reimburse the Manager for its payment of underwriting discounts and commissions on our behalf.

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

To address certain potential conflicts arising from our relationship with Colony Capital or its affiliates, pursuant to an investment allocation agreement among our Manager, Colony Capital and us, our Manager and Colony Capital have agreed that, for so long as the management agreement is in effect, neither they nor any of their affiliates will sponsor or manage (i) any additional publicly traded investment vehicle that will primarily acquire or originate assets secured by U.S. collateral that are substantially similar to our target assets or (ii) any publicly traded investment vehicle that will primarily acquire or originate assets secured by non-U.S. collateral that are substantially similar to our target assets or any private investment vehicle that will primarily acquire or originate assets that are substantially similar to our target assets without providing us with the right (but not the obligation) to contribute, subject to our investment guidelines, our availability of capital and maintaining our qualification as a REIT for U.S. federal income tax purposes and our exemption from registration under the 1940 Act, at least one-half of the capital to be funded by such investment vehicles in assets secured by U.S. collateral (or at least one-third for assets secured by non-U.S. collateral) that are substantially similar to our target assets, subject to change if agreed upon by a majority of our independent directors. To date, with respect to certain of our co-investments, we have contributed less than our full entitlement in order to maintain our qualification as a REIT, our exemption from registration under the 1940 Act, liquidity constraints and/or diversification of our assets. All such co-investments where we contributed less than our full entitlement were approved by our independent directors. To the extent that we do not have sufficient capital to contribute our full entitlement of the capital required for any such proposed investment by such investment vehicles, the allocation agreement provides for a fair and equitable allocation of investment opportunities among all such vehicles and us, in each case, taking into account the suitability of each investment opportunity for the particular vehicle and us and each such vehicle’s and our availability of capital for investment. This allocation agreement also will apply to any existing Co-Investment Funds. Our board of directors will re-evaluate the allocation agreement from time to time.

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

Operating and Regulatory Structure

REIT Qualification

We have elected to be taxed as a REIT for U.S. federal income tax purposes. So long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax at the REIT level on our REIT taxable income that we distribute currently to our stockholders. Our qualification as a REIT depends upon our ability to meet, on a continuing basis, various complex requirements under the Internal Revenue Code relating to, among other things, the sources of our gross income and the composition and values of our assets (which, based on the types of assets we own, can fluctuate rapidly, significantly and unpredictably), our distribution levels and the diversity of ownership of our shares. We believe that we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code and that our intended method of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT. In addition, we hold certain of our assets through taxable REIT subsidiaries (each a “TRS”), which are subject to U.S. federal and applicable state and local income taxes (and any applicable non-U.S. taxes) at regular corporate rates. Due to the nature of the assets in which we invest, our TRSs may have a material amount of assets and net taxable income.

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

Qualification for exemption from registration under the 1940 Act limits our ability to make certain investments. For example, these restrictions limit the ability of our subsidiaries that rely on 3(c)(5)(C) to invest directly in mortgage-backed securities (“MBS”) that represent less than the entire ownership in a pool of mortgage loans, debt and equity tranches of securitizations and certain asset-backed securities, and real estate companies or in assets not related to real estate.

We also hold a minority equity interest in First Republic Bank, a publicly traded bank, the value of which may fluctuate significantly based upon the public trading price of the bank’s common stock. If this investment continues to appreciate materially, in order to remain exempt from regulation under the 1940 Act, we may seek to sell all or a further portion of our interest in First Republic Bank and/or other investments when we may otherwise wish to hold such investment(s), although we may be unable to sell any such investment(s). This could adversely affect our ability to maintain our exemption from regulation under the 1940 Act.

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

Competition

Our profitability depends, in large part, on our ability to acquire assets, including our target assets, at attractive prices. We are subject to significant competition in acquiring assets. In particular, we compete with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds, commercial and investment banks, hedge funds, mortgage bankers, commercial finance and insurance companies, governmental bodies and other financial institutions. In addition, there are several REITs with similar investment objectives, including a number that have been recently formed, and others may be organized in the future. These other REITs increase competition for the available supply of commercial mortgage and other real estate-related assets suitable for purchase or origination. Some of our competitors have greater financial resources, access to lower costs of capital and access to funding sources that may not be available to us, such as funding from the U.S. Government, if we are not eligible to participate in programs established by the U.S. Government. In addition, some of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the 1940 Act. Furthermore, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, or pay higher prices, than we can. Current market conditions may attract more competitors, which may increase the competition for our target assets. An increase in the competition for such assets may increase the price of such assets, which may limit our ability to generate attractive risk-adjusted returns for our stockholders, thereby adversely affecting the market price of our common stock. In the face of competition, we have had and expect to continue to have access to our Manager’s and its affiliates’ professionals and their industry expertise, which we believe provides us with a competitive advantage and helps us assess investment risks and determine appropriate pricing for potential investments. We expect that these relationships will enable us to continue to compete more efficiently and effectively for attractive investment opportunities. Although we believe we are well positioned to compete effectively in each facet of our business, there can be no assurance that we will be able to continue to achieve our business goals or expectations due to the extensive competition in our market sector.

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

We are externally advised by our Manager, which is a wholly owned subsidiary of Colony Capital, and all of our officers are employees of our Manager or its affiliates, including Colony Capital. Pursuant to our management agreement, our Manager is obligated to supply us with substantially all of our senior management team, and our chief financial officer is seconded exclusively to us pursuant to a secondment agreement with Colony Capital. Subject to investment, leverage and other guidelines or policies adopted by our board of directors, our Manager has significant discretion regarding the implementation of our investment and operating policies and strategies. Accordingly, we believe that our success depends significantly upon the experience, skill, resources, relationships and contacts of the executive officers and key personnel of our Manager and its affiliates. Executive officers and key personnel of our Manager and Colony Capital evaluate, negotiate, close and monitor our investments; therefore, our success depends on their continued service. The departure of any member of our management from Colony Capital, particularly Thomas J. Barrack, Jr., our Executive Chairman, and Richard B. Saltzman, our Chief Executive Officer and President, or such officers or personnel otherwise becoming unavailable to manage our business could have a material adverse effect on our performance.

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

We are subject to conflicts of interest arising out of our relationship with Colony Capital and its affiliates, including our Manager. Each of our officers and non-independent directors are employees of Colony Capital and certain of its affiliates, and, other than our chief financial officer (who is seconded exclusively to us), may have conflicts between their duties to us and their duties to, and interests in, Colony Capital and its other investment funds, including investments in certain of our assets. The activities of other investment funds managed by Colony Capital or its affiliates could restrict our ability to pursue certain asset acquisitions or take other actions related to our business. Further, at times when there are turbulent conditions in the mortgage markets or distress in the credit markets or other times when we will need focused support and assistance from our Manager and its key personnel, Colony Capital’s other clients may likewise require greater focus and attention, placing Colony Capital’s resources in high demand. In such situations, we may not receive the level of support and assistance that we may receive if we were internally managed or if our Manager’s key personnel did not have investment management responsibilities for other entities. In particular, Colony Capital or its affiliates currently manage funds that may compete with us with respect to our target assets. As a result, there may be certain situations where our officers allocate assets that may be suitable for us to such other funds. There is no assurance that the investment allocation agreement that addresses some of the conflicts relating to our assets will be adequate to address all of the conflicts that may arise.

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

Most of our investment activities have been structured as co-investments with one or more of the Co-Investment Funds. Accordingly, because affiliates of Colony Capital also manage the Co-Investment Funds and also may participate indirectly in the investments made by such Co-Investment Funds, and because fees payable to such affiliates by the Co-Investment Funds may be more advantageous than fees payable to our Manager, our interests in such investments may conflict with the interests of the Co-Investment Funds, and our Manager or its affiliates may take actions that may not be most favorable to us, including in the event of a default or restructuring of the assets subject to co-investment rights.

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

Colony Capital and/or our Manager are also subject to certain allocation policies, subject to change in their discretion, in allocating investments among us and other current and future investment funds and vehicles managed by Colony Capital or its affiliates. See “Business—Co-Investment Funds.”

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

Certain of our subsidiaries rely upon the exemption from registration as an investment company under the 1940 Act pursuant to Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exemption generally requires that at least 55% of each such subsidiary’s assets must be comprised of qualifying assets and at least 80% of each of their portfolios must be comprised of qualifying assets and real estate-related assets under the 1940 Act. Each of our subsidiaries relying on Section 3(c)(5)(C) relies on guidance published by the SEC staff or on our analyses of guidance published with respect to other types of assets to determine which assets are qualifying real estate assets and real estate-related assets. The SEC staff has not, however, published guidance with respect to the treatment of some of these assets under Section 3(c)(5)(C). To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategy accordingly. In addition, we may be limited in our ability to make certain investments and these limitations could result in the subsidiary holding assets we might wish to sell or selling assets we might wish to hold. We also hold a minority equity interest in First Republic Bank, a publicly traded bank, the value of which may fluctuate significantly based upon the public trading price of the bank’s common stock. Because our interest in First Republic Bank could be considered investment securities under the 1940 Act, if this investment appreciates materially, in order to remain exempt from regulation under the 1940 Act, we may seek to sell all or a portion of our interest in First Republic Bank and/or other investments when we may otherwise wish to hold such investment(s), although we can provide no assurances that we would be able to sell any such investment(s) in sufficient amounts or within the time required to avoid becoming subject to regulation under the 1940 Act.

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

Some of loans in our investment portfolio are in the process of being restructured or may otherwise be under credit watch or at risk. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. If we determine that it is probable that we will not be able to collect all amounts due to us under the terms of a particular loan agreement, we could be required to recognize an impairment charge or a loss on the loan unless the loan’s observable market price or the value of the collateral securing the loan exceeds the carrying value of the loan. If our assumptions regarding, among other things, the present value of expected future cash flows or the value of the collateral securing our loans are incorrect or general economic and financial conditions cause one or more borrowers to become unable to make payments under their loans, we could be required to recognize impairment charges, which could result in a material reduction in earnings in the period in which the loans are determined to be impaired and may adversely affect, perhaps materially, our financial condition, liquidity and the ability to make distributions to our stockholders.

An economic slowdown, recession or decline in real estate values may cause us to experience losses related to our assets, which may adversely affect our results of operations, the availability and cost of credit and cash available for distribution to our stockholders.

The risks associated with our investments may be more acute during periods of economic slowdown or recession, especially if these periods are accompanied by declining real estate values. Our results of operations are materially affected by conditions in the mortgage market, the commercial real estate markets, the financial markets and the economy generally. In the recent past, concerns about the mortgage market and a declining real estate market, as well as inflation, energy costs, geopolitical issues and the availability and cost of credit, have contributed to increased volatility and diminished expectations for the economy and markets. Furthermore, an economic slowdown may result in continued decreased demand for commercial property, forcing property owners to lower rents on properties with excess supply. To the extent that a property owner has fewer tenants or receives lower rents, such property owners will generate less cash flow on their properties, which increases significantly the likelihood that such property owners will default on their debt service obligations to us. If borrowers default, we may incur losses on our investments with them if the value of any collateral we foreclose upon is insufficient to cover the full amount of such investment, and the funds from such foreclosure may take a significant amount of time to realize. For the foregoing reasons, a weak economy also may result in the increased likelihood of re-default rates even after we have completed loan modifications. In addition, to the extent that we acquire direct interests in commercial or residential real estate, an economic slowdown could adversely impact, among other things, the ability of our tenants to pay rent on a timely basis, if at all, and could result in tenants terminating their leases, choosing not to renew their existing leases or reducing the amount of space that they rent. A deterioration of the real estate market may result in a decline in the market value of our investments or cause us to experience losses related to our assets, which may adversely affect our results of operations, the availability and cost of credit and our ability to make distributions to our stockholders.

In addition, an economic slowdown, recession or decline in real estate values may cause lenders and institutional investors to reduce and, in some cases, cease to provide funding to borrowers, including us, which could make it more difficult for us to obtain financing on favorable terms or at all, in the event that we seek to use leverage to acquire our target assets. Our profitability may be adversely affected if we are unable to obtain cost-effective financing for our assets.

We operate in a highly competitive market for investment opportunities, and competition may limit our ability to continue to acquire attractive investments on favorable terms or at all, which could have a material adverse effect on our business, financial condition and results of operations.

We operate in a highly competitive market for investment opportunities. Our profitability depends, in large part, on our ability to acquire assets, including our target assets, at attractive prices. In acquiring assets, we compete with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds (including other funds managed by Colony Capital), commercial and investment banks, commercial finance and insurance companies and other financial institutions, many of whom are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. Several other REITs have recently raised, and may raise significant amounts of capital in the future, and may have investment objectives that overlap with ours, which will likely create additional competition for investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us, such as funding from the U.S. Government, if we are not eligible to participate in programs established by the U.S. Government as well as borrowings that are governed by the FDIC. In addition, many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the 1940 Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, competition for investments may result in an increase in the price of such assets, which may further limit our ability to generate attractive risk-adjusted returns. Moreover, as the conditions in the mortgage market, the financial markets and the economy improve, the availability of commercial mortgage loans that meet our investment objectives and strategies will likely decrease, which will increase competition and may limit us from making investments in our target assets. As a result of such increased competition, we cannot assure you that we will be able to identify and make additional investments that are consistent with our investment objectives, which could have a material adverse effect on our business, financial condition and results of operations.

Our real estate assets are subject to risks particular to real property, any of which could reduce our return from an affected property or asset and reduce or eliminate our ability to make distributions to our stockholders.

Our real estate investments are subject to various risks, including:

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

In addition, under various U.S. federal, state and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. The presence of hazardous substances may adversely affect an owner’s ability to sell real estate or borrow using real estate as collateral. To the extent that an owner of a property underlying one of our debt investments becomes liable for removal costs, the ability of the owner to make payments to us may be reduced, which in turn may adversely affect the value of the asset held by us and our ability to make distributions to our stockholders. If we acquire a property through foreclosure or otherwise, the presence of hazardous substances on such property may adversely affect our ability to sell the property and we may incur substantial remediation costs, which could have a material adverse effect on our results of operations, financial condition and our ability to make distributions to our stockholders.

To the extent that we acquire direct interests in real estate, we will depend on our tenants for revenue and, accordingly, lease terminations and/or tenant defaults, particularly by one or more large tenants, could have a material adverse effect on us.

To the extent that we acquire direct interests in commercial or residential real estate, whether through REO properties, properties that we triple net lease to others, residential properties that we rent or otherwise, the success of our investments will depend on the financial stability of our tenants, any of whom may experience a change in their business at any time. If current economic conditions do not stabilize or worsen, tenants occupying the commercial or residential real estate that we may acquire may delay lease commencements, decline to extend or renew their leases upon expiration, fail to make rental payments when due, or declare bankruptcy. Any of these actions could result in the termination of the tenants’ leases, or expiration of existing leases without renewal, and the loss of rental income attributable to the terminated or expired leases. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment and re-letting our property. If a significant number of leases, or leases for one or more large tenants, are terminated or defaulted upon, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss. In addition, significant expenditures, such as mortgage payments, real estate taxes and insurance and maintenance costs, are generally fixed and do not decrease when revenues at the related property decrease. If any of the foregoing were to occur, it could have a material adverse effect on our cash flows, results of operations and our ability to make distributions to our stockholders.

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

In the future, it is possible that we may find it necessary or desirable to foreclose on some, if not many, of the loans we acquire, and the foreclosure process may be lengthy and expensive. Borrowers or junior lenders may resist mortgage foreclosure actions by asserting numerous claims, counterclaims and defenses against us including, without limitation, numerous lender liability claims and defenses, even when such assertions may have no basis in fact, in an effort to prolong the foreclosure action and force the lender into a modification of the loan or capital structure or a favorable buy-out of the borrower’s or junior lender’s position. In some states, foreclosure actions can sometimes take several years or more to litigate. At any time prior to or during the foreclosure proceedings, the borrower may file, or a junior lender may cause the borrower to file, for bankruptcy, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process. Foreclosure and associated litigation may create a negative public perception of the related mortgaged property, resulting in a diminution of its value. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us, and the borrower and junior lenders may continue to challenge whether the foreclosure process was commercially reasonable, which could result in additional costs and potential liability. Any costs or delays involved in the effectuation of a foreclosure of the loan or a liquidation of the underlying property, or defending challenges brought after the completion of a foreclosure, will further reduce the proceeds and thus increase the loss. Any such reductions could materially and adversely affect the value of the commercial loans in which we invest.

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

Our ownership of equity interests in an entity that owns a portfolio of hotels subjects us to various risks associated with operating in the lodging industry, any of which could have a material adverse effect on us, including our future results of operations.

We, together with an investment vehicle managed by affiliates of Colony Capital, recently foreclosed on a mezzanine loan that was secured by the equity interests in an entity that owned and operated a portfolio of 103 limited service hotels and took title to the equity interests in such entity. As a result, we own an indirect interest in the hotels previously owned and operated by such entity. Our indirect ownership and operation of the hotels subjects us to various risks common to the lodging industry that could adversely affect our results of operations, including, among others, the following:

•

Lodging assets have different economic characteristics than many other real estate assets. A typical office property, for example, has long-term leases with third-party tenants, which provides a relatively stable long-term stream of revenue. Hotels, on the other hand, generate revenue from guests that typically stay at the hotel for only a few nights, which causes the room rate and occupancy levels to change every day, and results in earnings that can be highly volatile;

•

The lodging industry has been adversely affected by the recent economic recession and continued economic uncertainty to a greater extent than many other industries, and recent published reports predict that lodging fundamentals may not improve as quickly or to the extent previously anticipated. If the anticipated economic recovery continues to be weak and protracted, or if the U.S. economy falls into another recession, the performance of the hotels could be materially and adversely affected;

•

To maintain our qualification as a REIT for U.S. federal income tax purposes, we generally cannot operate or manage the hotels. We may elect to treat the hotels as foreclosure property which will permit us to own an interest in the operating hotels for up to 90 days before we engage an independent third party to operate the hotels. Our net income from foreclosure property recognized during this period will be subject to U.S. federal corporate income tax. After the foreclosure property election has terminated, we must lease the hotels to one or more unrelated parties or lease the hotels to a TRS, which, in turn, retains third-party hotel managers to operate the hotels. A TRS is a taxable corporation and its net income from the operation of the hotels will be subject to U.S. federal and applicable state and local income taxes. In addition, we will be subject to a potential 100% penalty tax on “excess deductions” if the lease arrangements with a TRS are determined to result in rent payments and, thus, tax deductions by the TRS in excess of what would be paid in a similar business arrangement between unrelated parties;

•

We will not control the day-to-day operation of the hotels and must rely on the ability of the third-party hotel managers to operate the hotels successfully and in our best interests. Consequently, we are subject to the risk that the third-party managers do not perform to our expectations or otherwise do not manage the hotels in our best interests;

•

The hotels operate under franchise agreements that require maintaining the franchisors’ operating standards and satisfying other terms and conditions that could require the expenditure of significant amounts of money. Failure to maintain these standards or satisfy other terms and conditions could result in a franchise license being canceled. The loss of a franchise license could materially and adversely affect the operations or the underlying value of the hotel because of the loss of associated name recognition, marketing support and centralized reservation systems provided by the franchisor, which could adversely affect the financial performance of the hotels;

•

The lodging industry is highly competitive and other hotel owners may have an operating model that allows them to offer guestrooms at lower rates than those offered at the hotels we own an interest in, which could adversely affect demand for guestrooms and the financial performance of the hotels;

•	The seasonality of the lodging industry often results in significant fluctuations in occupancy, revenues and operating expenses, which could adversely affect the financial performance of the hotels;

•

Restrictive covenants in certain of the hotel management and franchise agreements may limit the ability to sell or refinance a hotel without the consent of the hotel management company or franchisor, which could materially impede our ability to take actions with respect to the hotels that are in the best interests of our stockholders; and

•

The performance of the hotels may be materially affected by events beyond our control, such as terrorist attacks, travel related health concerns including pandemics and epidemics, imposition of taxes or surcharges by regulatory authorities, travel-related accidents and unusual weather patterns, including natural disasters such as hurricanes and environmental disasters.

Any of the foregoing risks could materially and adversely affect our results of operations, cash flows and ability to make distributions to our stockholders.

The supply of commercial mortgage loans that meet our investment objectives and strategies will likely decrease as the economy improves, which may cause us to adjust our investment strategies.

We believe that there continue to be unique market opportunities to acquire commercial mortgage loans and mortgage-related assets at significant discounts to their unpaid principal balances. However, as conditions in the mortgage market, the financial markets and the economy improve, the availability of commercial mortgage loans that meet our investment objective and strategies will likely decrease, which could prevent us from implementing our business strategies. At such time, we will reevaluate our investment strategies with a view of maximizing the returns from our investment portfolio and identifying other dislocations and opportunities in real estate-related assets, but there can be no assurance that any of our strategies will be successful.

Concerns regarding the European debt crisis and market perceptions concerning the instability of the euro could adversely affect our business, results of operations and financing.

Concerns persist regarding the debt burden of certain Eurozone countries and their ability to meet future financial obligations, the overall stability of the euro and the suitability of the euro as a single currency given the diverse economic and political circumstances in individual Eurozone countries. These concerns could lead to the re-introduction of individual currencies in one or more Eurozone countries, or, in more extreme circumstances, the possible dissolution of the euro currency entirely. Should the euro dissolve entirely, the legal and contractual consequences for holders of euro-denominated obligations would be determined by laws in effect at such time. These potential developments, or market perceptions concerning these and related issues, could materially adversely affect the value of our euro-denominated assets and obligations.

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

With respect to the CMBS in which we invest, overall control over the special servicing of the related underlying mortgage loans will be held by a “directing certificateholder” or a “controlling class representative,” which is appointed by the holders of the most subordinate class of CMBS in such series. To the extent that we acquire more senior classes of CMBS, we will not have the right to appoint the directing certificateholder. In connection with the servicing of the specially serviced mortgage loans, the related special servicer may, at the direction of the directing certificateholder, take actions with respect to the specially serviced mortgage loans that could adversely affect our interests, including, among others, by modifying the terms of the loans in a way that is not in our best interests or foreclosing on the loan prematurely, either of which could have a material adverse effect on our results of operations and our ability to make distributions to our stockholders.

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

In connection with the origination or acquisition of certain structured finance assets, we have obtained, and subject to maintaining our qualification as a REIT, may obtain in the future, participating interests, or equity “kickers,” in the owner of the property that entitle us to payments based upon a development’s cash flow or profits or any increase in the value of the property that would be realized upon a refinancing or sale thereof. Competition for participating interests is dependent to a large degree upon market conditions. Participating interests are more difficult to obtain when real estate financing is available at relatively low interest rates. Participating interests are not insured or guaranteed by any governmental entity and are therefore subject to the general risks inherent in real estate investments. Therefore, there can be no assurance that such interests will result in additional payments to us.

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

To the extent that we originate residential mortgage loans, we would be required to comply with these laws. In addition, if we purchase residential mortgage loans from residential mortgage loan originators or servicers who failed to comply with these laws as an assignee or purchaser to the related residential mortgage loans, we could be subject to monetary penalties and the borrowers could rescind the affected residential mortgage loans. Lawsuits have been brought in various states making claims against assignees or purchasers of high cost loans for violations of state law. Named defendants in these cases have included numerous participants within the secondary mortgage market. If any of our loans are found to have been originated in violation of predatory or abusive lending laws, we could incur losses, which could materially and adversely impact our results of operations, financial condition and business.

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

We currently own an indirect 0.6% common equity interest in First Republic Bank. First Republic Bank’s common stock is currently listed on the NYSE. As a result, the fair value of our investment may fluctuate quickly and significantly, regardless of the performance of First Republic Bank, due to a variety of market factors generally or applicable to financial institutions or otherwise. If the value of First Republic Bank’s common stock were to decrease significantly, we would be required to record an impairment charge or otherwise recognize a loss on our investment. In addition, if the value of First Republic Bank’s common stock increases significantly, it could materially and adversely affect our ability to maintain our qualification as a REIT and to remain exempt from regulation under the 1940 Act. Furthermore, if the value of First Republic Bank’s common stock were to increase significantly, we may not be able to sell such common stock because of the need to comply with the REIT gross income requirements. See “Business—Operating and Regulatory Structure.”

Increases in interest rates could adversely affect the value of our investments and cause our interest expense to increase, which could result in reduced earnings or losses and negatively affect our profitability as well as the cash available for distribution to our stockholders.

Our investment in certain assets will generally decline in value if long-term interest rates increase. Declines in market value may ultimately reduce earnings or result in losses to us, which may negatively affect cash available for distribution to our stockholders. A significant risk associated with our target assets is the risk that both long-term and short-term interest rates will increase significantly. If long-term rates increased significantly, the market value of these investments would decline, and the duration and weighted average life of the investments would increase. As a result, we could realize a loss if the investments were sold.

In addition, in a period of rising interest rates, our operating results will depend in large part on the difference between the income from our assets and financing costs. We anticipate that, in most cases, the income from such assets will respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net interest income, which is the difference between the interest income we earn on our interest-earning investments and the interest expense we incur in financing these investments. Increases in these rates will tend to decrease our net income and the market value of our assets.

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

Some of our portfolio investments will be in the form of positions or securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. Depending on whether these securities and other investments are classified as available-for-sale or held-to-maturity, we will value certain of these investments quarterly at fair value, as determined in accordance with GAAP. Because such valuations are subjective, the fair value of certain of our assets may fluctuate over short periods of time and our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.

Valuations of certain assets in which we may invest may be difficult to obtain or unreliable. In general, third-party dealers and pricing services heavily disclaim their valuations. Dealers may claim to furnish valuations only as an accommodation and without special compensation, and so they may disclaim any and all liability for any direct, incidental or consequential damages arising out of any inaccuracy or incompleteness in valuations, including any act of negligence or breach of any warranty. Depending on the complexity and illiquidity of an asset, valuations of the same asset can vary substantially from one dealer or pricing service to another. Therefore, conflicts of interest may exist to the extent that our Manager is involved in the determination of the fair value of our investments. Additionally, our results of operations for a given period could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal. During periods of market uncertainty and volatility, the valuation process may be particularly challenging and more unpredictable.

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

Our success depends, in part, on our ability to analyze effectively potential investment opportunities in order to assess the level of risk-adjusted returns that we should expect from any particular investment. To estimate the value of a particular asset, our Manager and its affiliates may use historical assumptions that may or may not be appropriate in light of the downturn in the real estate market and general economy in recent years. To the extent that our Manager uses historical assumptions that are inappropriate under current market conditions, we may overpay for an asset or acquire an asset that we otherwise might not acquire, which could have a material adverse effect on our results of operations and our ability to make distributions to our stockholders.

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

If borrowers under our loans or purchasers of our assets pay us in the form of debt or equity securities, a decline in the value of such securities could cause the value of our investment to decrease significantly or we could incur a loss, either of which could have a material adverse effect on our results of operations.

Some of our loans may contain payment-in-kind provisions that permit the borrower to pay us principal and/or interest in the form of debt or equity securities rather than cash. In addition, in connection with the sale of our assets, we may receive debt or equity securities as payment for all or part of the purchase price. To the extent that we receive debt or equity securities as payments-in-kind under our loan agreements or as full or partial consideration for assets that we sell, a decline in the value of such securities could cause the value of our investment to decrease significantly or we could incur a loss, either of which could have a material adverse effect on our results of operations.

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

These restrictions may limit our ability to make additional investments and our flexibility in planning for, or reacting to, changes in our business and industry, which could materially adversely affect our growth prospects and financial condition. In particular, our credit facility has a covenant limiting our ability to make distributions to our stockholders for any fiscal year to the greater of (i) 95% of our net income (determined in accordance with U.S. generally accepted accounting principles), excluding non-cash impairment charges, write-downs or losses and (ii) the amount required to eliminate 110% of our taxable income as a REIT or such other amount as is necessary for us to maintain our status as a REIT under the Internal Revenue Code. In addition, during an event of default under the documents that govern our credit facility, we are restricted, in certain circumstances, from making any distributions in respect of our equity securities, including distributions to our stockholders necessary to maintain our qualification as a REIT, which could cause us to lose our REIT qualification and become subject to U.S. federal income tax.

Although our credit facility permits maximum aggregate borrowings of up to $175 million, the amount available for draw is limited to 3.5 times the annualized cash income (as defined in the Credit Agreement) from eligible assets. As of December 31, 2011, the maximum amount available for draw was $142.7 million, of which $69 million was drawn. If we are unable to acquire additional assets or the value of our existing borrowing base assets either does not increase or decreases, we will not be permitted to borrow the full amount committed by the lenders under our credit facility, which could adversely affect our overall liquidity position and our ability to continue to grow our portfolio.

Our credit facility matures on August 30, 2013. Any loans outstanding under the credit facility upon maturity will convert automatically to fully amortizing one-year term loans payable in quarterly installments. As a result, it is likely that we will be required to sell assets, raise additional equity or other capital and/or obtain additional financing prior to final maturity, and we can provide no assurances that we will be able to do so on favorable terms or at all. In addition, the obligations under our credit facility are subject to mandatory prepayment in certain circumstances, including:

•	if the total amount outstanding under our credit facility exceeds the amount allowed to be drawn against the applicable borrowing capacity;

•	if we issue and sell any equity securities; and

•	if we receive payments representing a return of capital in respect of any commercial mortgage loan or other commercial real-estate related debt investment that we own.

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

To the extent that we use leverage to finance our assets, our financing costs will reduce cash available for distributions to stockholders. We may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. We may leverage certain of our assets through repurchase agreements. A decrease in the value of these assets may lead to margin calls, which may require us to sell assets at significantly depressed prices due to market conditions or otherwise, and cause us to incur losses. The satisfaction of such margin calls also may reduce cash flow available for distribution to our stockholders. Any reduction in distributions to our stockholders may cause the value of our common stock to decline.

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

Our ability to transfer assets purchased in structured transactions with the FDIC is restricted, which could have a material adverse effect on our results of operations and our ability to make distributions to our stockholders.

With respect to the loan portfolios acquired in structured transactions with the FDIC, we are restricted from conducting a sale or disposition to a single buyer of two or more assets; selling or otherwise transferring any assets to any affiliate; financing the sale of any asset; selling any asset in a transaction that provides for any recourse; or making distributions until the FDIC debt obligation has been satisfied. As a result of these restrictions, we may be unable to take actions that would otherwise be in our and our stockholders’ best interests, including, among other things, selling certain assets in order to maintain our REIT qualification and/or our exemption from registration under the 1940 Act, which could have a material adverse effect on our results of operations and our ability to make distributions to our stockholders.

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

We may fail to qualify for, or not elect, hedge accounting treatment, which could have a material adverse effect on our results of operations.

Changes in application of relevant accounting standards could materially increase earnings volatility. We are subject to earnings volatility because of our use of derivatives and accounting for those derivatives. This earnings volatility may be caused by hedge ineffectiveness, which is the difference in the amounts recognized in our earnings for the changes in fair value of a derivative and the related hedged item, and by the changes in the fair values of derivatives that do not qualify for hedge accounting (referred to as economic hedges where the change in fair value of the derivative is not offset by any change in fair value on a hedged item). If we did not apply hedge accounting or fail to qualify for hedge accounting treatment for a number of reasons, including if we use instruments that do not meet the definition of a derivative (such as short sales), we fail to satisfy hedge documentation and hedge effectiveness assessment requirements or our instruments are not highly effective, the result could be an increase in volatility of our earnings from period to period. Furthermore, if we fail to qualify for hedge accounting treatment, the losses on the derivatives that we enter into may not be offset by a change in the fair value of the related hedged transaction, which may have a material adverse effect on our results of operations.

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

We have been organized and have operated and intend to continue to operate in a manner that will enable us to qualify as a REIT for U.S. federal income tax purposes. We do not intend to request a ruling from the Internal Revenue Service (the “IRS”) as to our REIT qualification. Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis.

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

The maximum U.S. federal income tax rate applicable to income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates is 15% (extended through 2012) and is scheduled to increase to ordinary income rates beginning on January 1, 2013. Dividends payable by REITs, however, generally are not eligible for the current reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends payable by REITs, legislation that extends the application of the 15% rate to “qualified dividends” paid after 2012 could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

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

Even if we continue to qualify as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we continue to qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes, such as mortgage recording taxes. In addition, we could, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Internal Revenue Code to maintain our qualification as a REIT. We are subject to U.S. federal and state income tax (and any applicable non-U.S. taxes) on the net income earned by our taxable REIT subsidiaries. Due to the nature of the assets in which we invest, we expect our taxable REIT subsidiaries will have a material amount of assets and net taxable income. Our TRS may have tax liability with respect to “phantom income” if it is treated as a “dealer” for U.S. federal income tax purposes which would require the TRS to mark to market its assets at the end of each taxable year. Any of these taxes would decrease cash available for distribution to our stockholders.

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

Finally, we or our TRSs may recognize taxable “phantom income” as a result of modifications, pursuant to agreements with borrowers, of debt instruments that we acquire if the amendments to the outstanding debt are “significant modifications” under the applicable Treasury regulations. In addition, our TRSs may be treated as a “dealer” for U.S. federal income tax purposes, in which case the TRS would be required to mark to market its assets at the end of each taxable year and recognize taxable gain or loss on those assets even though there has been no actual sale of those assets.

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

We may acquire mezzanine loans for which the IRS has provided a safe harbor but not rules of substantive law. In Revenue Procedure 2003-65, the IRS provided a safe harbor pursuant to which a mezzanine loan, if it meets certain requirements, will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% gross income test. We may acquire mezzanine loans that do not meet all of the requirements of this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and gross income tests and, if such a challenge were sustained, we could fail to qualify as a REIT.

Our ownership of TRSs has been and will continue to be limited and our transactions with our TRSs will cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm’s length terms.

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

TRSs that we have formed have paid and will continue to pay U.S. federal, state and local income tax on their taxable income, and their after-tax net income is available for distribution to us but is not required to be distributed by such domestic TRSs to us. We believe that the aggregate value of the stock and securities of our TRSs has been and we anticipate that the aggregate value will continue to be less than 25% of the value of our total assets (including our TRS stock and securities). Furthermore, we have monitored and will continue to monitor the value of our respective investments in our TRSs for the purpose of ensuring compliance with TRS ownership limitations. In addition, we have scrutinized and will continue to scrutinize all of our transactions with TRSs to ensure that they are entered into on arm’s length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 25% limitation discussed above or to avoid application of the 100% excise tax discussed above.

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

Our ability to qualify as a REIT could be adversely affected by our ownership of equity interests in an entity that owns a portfolio of hotels if we choose to lease the hotels to a TRS and the lease with our TRS is not respected as a true lease for U.S. federal income tax purposes, if our TRS fails to qualify as a “taxable REIT subsidiary” under the Internal Revenue Code, if our hotel manager does not qualify as an “eligible independent contractor,” or if our hotels are not “qualified lodging facilities.”

•

We may choose to lease the hotels to a TRS and if the lease with our TRS is not respected as a true lease for U.S. federal income tax purposes, we may fail to qualify as a REIT. For the rent paid pursuant to the hotel lease with our TRS to qualify for purposes of the gross income tests, the lease must be respected as a true lease for U.S. federal income tax purposes and must not be treated as a service contract, joint venture or some other type of arrangement. We intend to structure our lease so that the lease will be respected as a true lease for U.S. federal income tax purposes, but there can be no assurance that the IRS will agree with this characterization.

•

If our TRS fails to qualify as a “taxable REIT subsidiary” under the Internal Revenue Code, we could fail to qualify as a REIT. Rent paid by a lessee that is a “related party tenant” of ours is not qualifying income for purposes of the two gross income tests applicable to REITs. So long as the TRS lessee qualifies as a TRS, it will not be treated as a “related party tenant” with respect to our properties that are managed by a qualifying independent hotel management company. We believe that our TRS will qualify to be treated as a TRS for U.S. federal income tax purposes, but there can be no assurance that the IRS will not challenge the status of our TRS for U.S. federal income tax purposes or that a court would not sustain such a challenge.

•

If our hotel manager does not qualify as an “eligible independent contractor” or if our hotels are not “qualified lodging facilities,” we could fail to qualify as a REIT. Each property with respect to which our TRS lessee pays rent must be a “qualified lodging facility.” We anticipate that all of the hotels leased to our TRS will be qualified lodging facilities. The REIT provisions of the Internal Revenue Code provide only limited guidance for making determinations under the requirements for qualified lodging facilities, and there can be no assurance that these requirements will be satisfied in all cases. The hotel management company that enters into a management contract with our TRS must qualify as an “eligible independent contractor” under the REIT rules in order for the rent paid to us by our TRS to be qualifying income for our REIT income test requirements. Complex ownership attribution rules apply for purposes of these ownership thresholds. Although we intend to monitor ownership of our stock by our hotel manager and its owners, and certain provisions of our charter are designed to prevent ownership of our stock in violation of these rules, there can be no assurance that these ownership levels will not be exceeded.

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

In April 2010, we purchased a one-third interest in a performing second mezzanine loan to JER/Jameson Mezz Borrower II LLC (the “Mezz 2 Borrower”). In August 2011, we purchased a one-third interest in a nonperforming $39.0 million first mezzanine loan to JER/Jameson Mezz Borrower I LLC (the “Mezz 1 Borrower”). Both mezzanine loans were purchased with a Co-Investment Fund which owns a two-thirds interest in the first and second mezzanine loans. Both mezzanine loans matured on August 9, 2011 and as of that date were nonperforming and delinquent.

We and the Co-Investment Fund (collectively, the “JIH Lenders”) had initially intended to foreclose on their collateral in October 2011. The foreclosure was delayed due to the Mezz 2 Borrower filing for bankruptcy, which imposed an automatic stay on the JIH Lenders’ ability to exercise remedies. The automatic stay was followed by bankruptcy filings by the Mezz 1 Borrower and by the direct owners of the assets and its general partner. In December 2011, the JIH Lenders were successful in their motion to have the Mezz 2 Borrower’s bankruptcy filing dismissed as a bad faith bankruptcy filing and the automatic stay lifted, thereby permitting the consummation of the foreclosure.

On January 9, 2012, the JIH Lenders completed the foreclosure and submitted a successful credit bid of $5 million, following which the JIH Lenders assigned their rights as winning bidder to ColFin JIH Propco, LLC (“JIH Propco”), a wholly-owned subsidiary of the JIH Lenders. As a result, JIH Propco now owns 100% of the indirect equity interests in the entities that own and operate the Properties.

The JIH Lenders have brought suit in the Supreme Court of the State of New York, County of New York against Gramercy Warehouse Funding I LLC and Gramercy Loan Services LLC (collectively, “Gramercy”) claiming that Gramercy breached the intercreditor agreement for Jameson by causing the Mezz 2 Borrower to file for bankruptcy, and seeking damages that it incurred as a result of such bankruptcy filing. Gramercy has brought counterclaims against the JIH Lenders for breach of the intercreditor agreement, tortuous interference with contract and related claims, seeking damages of not less than $80 million. We believe that Gramercy’s counterclaims are completely without merit and intend to vigorously defend ourselves against these counterclaims while pursuing the initial claims brought against Gramercy. Currently, no accrual has been established as the likelihood of loss is considered remote.

ITEM 4.	Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NYSE under the symbol “CLNY.” The following table illustrates the high, low and closing prices as reported on the NYSE and cash dividends declared by quarter during 2011 and 2010.

Quarter Ended	High	Low	Close	Cash Dividends Declared Per Share of Common Stock
March 31, 2010	21.00	18.76	20.00	0.16
June 30, 2010	20.35	16.76	16.90	0.21
September 30, 2010	18.85	16.50	18.48	0.25
December 31, 2010	20.46	18.15	20.02	0.35	(1)
March 31, 2011	21.45	18.77	18.83	0.32
June 30, 2011	18.83	17.76	18.07	0.32
September 30, 2011	18.56	12.92	12.92	0.33
December 31, 2011	16.42	11.92	15.71	0.34

(1)	Reflects our quarterly dividend of $0.30 per common share and a special dividend of $0.05 per common share.

On March 7, 2012, the last reported sale price of our common stock on the NYSE was $16.81 and there were 39 holders of record of our common stock.

Holders of our common stock and certain unvested restricted stock are entitled to receive distributions if and when the Board of Directors authorizes and declares distributions. The Board of Directors has not established any minimum distribution level. In order to maintain our qualification as a REIT, we intend to pay dividends to our stockholders that, on an annual basis, will represent at least 90% of our taxable income (which may not necessarily equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gains. In addition, our amended credit facility limits the annual amount of distributions we can make to the greater of (i) 95% of our net income adjusted by any non-cash impairment charges, write-downs or losses and (ii) 110% of our taxable income.

Performance Graph

The following graph compares the cumulative total return on our common stock from September 24, 2009 (the date on which our common stock began trading on the NYSE) to the NYSE closing price per share on December 30, 2011 with the cumulative total returns on the Standard & Poor’s 500 Composite Stock Price Index (the “S&P 500 Index”) and the FTSE National Association of Real Estate Investment Trusts Mortgage REIT Index (the “FTSE NAREIT MREIT Index”). The graph assumes the investment of $100 in our common stock and each of the indices on September 24, 2009 and the reinvestment of all dividends. The return shown on the graph is not necessarily indicative of future performance.

Issuer Purchases of Equity Securities

Since the inception of our stock repurchase program in August 2011 through the end of the quarter ended December 31, 2011, we have repurchased 580,600 shares of our common stock for an aggregate of $8,654,000. The number and weighted average price per share of shares purchased in each month of the quarter ended December 31, 2011 are set forth in the table below:

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
October 1, 2011 through October 31, 2011	0	N/A	N/A	$43,275,000
November 1, 2011 through November 30, 2011	140,300	$13.75	140,300	$41,346,000
December 1, 2011 through December 31, 2011	0	N/A	N/A	$41,346,000

Total	140,300	$13.75	140,300	$41,346,000

(1)	Our common stock repurchase program was announced on August 15, 2011. Pursuant to the common stock repurchase program, we may repurchase up to $50 million over a 12-month period.

ITEM 6. Selected Financial Data.

The following selected financial data are derived from our audited financial statements for the years ended December 31, 2011 and 2010 and the period from June 23, 2009 (date of inception) through December 31, 2009 and should be read in conjunction with the more detailed information contained in the financial statements and accompanying notes included in Item 15 of this Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We commenced operations only upon completion of our IPO on September 29, 2009 and have been actively investing in our target assets. Due to our ongoing investment activities, the selected financial data presented below do not reflect comparable year over year results, nor are they indicative of future financial condition or results of operations.

	Year Ended December 31,		Period from June 23, 2009 (Date of Inception) to December 31, 2009
(In thousands, except share and per share data)	2011	2010
Statements of Operations Data:
Equity in income of unconsolidated joint ventures	$46,720	$24,227	$663
Interest income	16,775	3,158	428
Other income from affiliates	1,974	40	—

Total income	65,469	27,425	1,091

Management fees	8,477	3,542	196
Investment expenses	2,793	442	175
Interest expense	3,011	555	—
Administrative expenses	5,780	5,343	1,118

Total expenses	20,061	9,882	1,489

Other (loss) income, net	(853)	454	—

Income (loss) before income taxes	44,555	17,997	(398)
Income tax provision	1,191	243	—

Net income (loss)	43,364	17,754	(398)
Net income attributable to noncontrolling interests	1,104	23	2

Net income (loss) attributable to common stockholders	$42,260	$17,731	$(400)

Share Data:
Net income (loss) per common share attributable to the Company-basic	$1.47	$1.20	$(0.06)
Net income (loss) per common share attributable to the Company-diluted	$1.46	$1.18	$(0.06)
Dividends per share	$1.31	$0.97	$0.07
Weighted average number of common shares outstanding-basic	28,732,200	14,716,200	6,963,000
Weighted average number of common shares outstanding-diluted(1)	28,993,700	15,003,700	6,963,000

	Year Ended December 31,		Period from June 23, 2009 (Date of Inception) to December 31, 2009
(In thousands, except share and per share data)	2011	2010
Balance Sheet Data-At Period End:
Investments in unconsolidated joint ventures	$443,500	$248,750	$129,087
Loans receivable, net	232,619	69,929	—
Beneficial interests in debt securities, available-for-sale, at fair value	32,427	—	—
Total assets	727,519	390,457	287,529
Line of credit borrowings	69,000	20,000	—
Deferred underwriting discounts and commissions payable	—	11,500	11,500
Total liabilities	114,029	57,178	14,112
Total stockholders’ equity	602,976	333,039	273,377
Total equity	613,490	333,279	273,417

Other Data:
Core Earnings (Loss)(2)	$43,243	$17,798	$(385)
Cash flows provided by (used in):
Operating activities	24,417	9,857	(385)
Investing activities	(366,433)	(178,660)	(129,329)
Financing activities	279,646	77,716	287,044

(1)	For the period from June 23, 2009 (date of inception) to December 31, 2009, excluded from the calculation of diluted loss per share is 137,000 weighted average dilutive common share equivalents outstanding related to common stock issuable for reimbursement of Manager’s payment of underwriting discounts and commissions as the effect of their inclusion would be antidilutive due to the reported net loss for the period.
(2)	Core Earnings is a non-GAAP financial measure more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Supplemental Financial Measure: Core Earnings.” We believe that Core Earnings is a useful supplemental measure of our operating performance. The exclusion from Core Earnings of certain items allows investors and analysts to readily identify the operating results of the assets that form the core of our activity and assists in comparing those operating results between periods. Core Earnings is also the basis upon which the incentive fee to our Manager is calculated and was a key factor in determining the performance hurdle for the reimbursement of our Manager’s partial payment of the initial underwriting discounts and commissions (see “Business—Our Manager and the Management Agreement—Reimbursement of Manager’s Partial Payment of IPO Underwriting Discounts and Commissions”). Also, as some of our competitors use a similar supplemental measure, it facilitates comparisons of operating performance to other mortgage REITs. However, other mortgage REITs may use different methodologies to calculate Core Earnings, and accordingly, our Core Earnings may not be comparable to all other mortgage REITs. Core Earnings does not represent cash flow from operations as defined by GAAP, should not be considered as an alternative to net income as defined by GAAP and is not indicative of cash available to fund all cash flow needs. For a description of Core Earnings and a reconciliation of our GAAP net income (loss) available for common stockholders to Core Earnings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Supplemental Financial Measure: Core Earnings.”

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and accompanying notes included in Item 15 of this Annual Report and the risk factors discussed under Item 1.A. “Risk Factors.”

Overview

We are a real estate investment and finance company that was organized in June 2009 primarily to acquire, originate and manage a diversified portfolio of real estate-related debt instruments. We focus primarily on acquiring, originating and managing commercial mortgage loans, which may be performing, sub-performing or non-performing loans (including loan-to-own strategies), and other commercial real estate-related debt investments. We also have acquired and may continue to acquire other real estate and real estate-related assets. We collectively refer to commercial mortgage loans, other commercial real estate-related debt investments, CMBS, REO properties and other real estate and real estate-related assets as our target assets. See “Business—Our Target Assets.”

We elected to be taxed as a REIT for U.S. federal income tax purposes, commencing with our initial taxable year ended December 31, 2009. We also intend to continue to operate our business in a manner that will permit us to maintain our exemption from registration under the 1940 Act.

Business Objective and Outlook

Our objective is to provide attractive risk-adjusted returns to our investors through a diversified portfolio of commercial real estate debt and other debt- and real estate-related investments, including REO and other special situations. The total return profile of our investments is composed of both current yield, which is distributed through regular-way dividends, and capital appreciation potential, which is distributed through regular-way and/or special dividends. Our investments typically fall within three general categories: 1) Loan Acquisitions – the purchase of performing, sub-performing and/or non-performing commercial real estate debt, often at significant discounts to par; 2) Loan Originations – the origination of structured senior and subordinate debt secured by mortgages and/or equity interests in commercial real estate with a bias towards current yield; and 3) Special Situations – other debt- and real estate-related investments including CMBS, sale/leasebacks, triple net lease investments, residential REO, single family homes to be held for investment and rented to tenants, and minority equity interests in banks. Our investments are diversified across a wide spectrum of commercial real estate property types – office, industrial, retail, multifamily and hospitality – and geographically, with investments across the United States and Europe.

Significant dislocation has occurred in global real estate credit markets since the financial downturn, and while the market has begun the process of recovery, we continue to find opportunities where financial assets are mispriced relative to intrinsic value of the underlying collateral. We believe the recovery will occur in two general phases: phase one will involve many loan acquisition opportunities as financial institutions around the globe deleverage and divest of troubled assets, and phase two will involve an increasing number of loan originations as commercial real estate fundamentals continue to stabilize and commercial real estate assets are refinanced with new capital based on revised underwriting, valuation and operating metrics. We believe phases one and two are actively underway in the United States, whereas Europe is lagging and is currently producing mostly loan acquisition opportunities. We believe that we are well positioned to capitalize on such opportunities sourcing transactions through the numerous relationships enjoyed by our Manager through its two decade history in the real estate investment business. We also believe that our Manager’s in-depth understanding of commercial real estate and real estate-related investments (including our target assets), and in-house underwriting and asset management capabilities, enable us to acquire assets with attractive risk-adjusted return profiles and the potential for meaningful capital appreciation.

Recent Developments

Investment Activities

During the year ended December 31, 2011, we invested approximately $371.5 million in thirteen new assets and $15.1 million to increase our interests in existing investments. See “—Our Investments” for a discussion of our recent investment activities and developments with respect to our existing investments.

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

Advances under the Credit Agreement accrue interest at a per annum rate equal to the sum of, at our election, the one, two, three, or six month London Interbank Offered Rate (“LIBOR”) plus 3.50% or 3.75%, depending on a leverage ratio as defined in the Credit Agreement. At December 31, 2011, the applicable spread was 3.5% and we had outstanding borrowings bearing weighted average interest at 3.78%. We also pay a commitment fee of 0.5% or 0.4% of the unused amount (0.5% at December 31, 2011), depending on usage.

The initial maturity date of the Credit Agreement is August 30, 2013. Any amounts outstanding under the Credit Agreement upon maturity will convert automatically to a fully amortizing one-year term loan payable in quarterly installments. In the event of such conversions, the term loans will continue to bear interest at the same rate as the revolving loans from which they were converted.

The Credit Agreement contains various affirmative and negative covenants, including financial covenants that require us to maintain minimum tangible net worth and liquidity levels and financial ratios. At December 31, 2011, we were in compliance with all of these financial covenants.

2011 Common Stock Offering

In April 2011, we completed an underwritten public offering of 15,350,000 shares of our common stock for $18.50 per share, which resulted in aggregate gross proceeds of $284.0 million (the “2011 Common Stock Offering”) and aggregate proceeds to us of $272.3 million, net of underwriting discounts and commissions. We also incurred approximately $0.6 million in other offering costs.

Our Investments

The following table is a summary of investments we owned as of December 31, 2011:

($ in millions)				Company’s
Our Investments	Date of Initial Investment	Original Invested and Committed Equity(1)	Current Equity Investment(2)	Proportionate Share of Current UPB(3)	Description
Bulls Loan Portfolio	Jun-11	$65.1	$63.7	$115.2	Approximately 600 performing and non-performing loans consisting of substantially all first mortgage recourse commercial real estate loans and 6 REO properties
Centro Mezzanine Loans	Jun-11	60.0	60.0	60.0	Participation in mezzanine loans secured by equity interests in 107 retail centers located in 27 states.

($ in millions)				Company’s
Our Investments	Date of Initial Investment	Original Invested and Committed Equity(1)	Current Equity Investment(2)	Proportionate Share of Current UPB(3)	Description
WLH Secured Loan	Oct-09	48.0	52.4	49.5	Senior secured term loan and debtor-in-possession credit facility secured by first mortgages on residential land and security interests in cash and other assets
U.S. Life Insurance Loan Portfolio	Dec-09	49.7	51.4	63.8	24 fixed-rate first mortgages secured by commercial real estate
Luxury Destination Club Recourse Loan	Sep-11	45.8	45.8	46.5	Performing first mortgage secured by 42 properties located primarily in Manhattan and Maui
DB FDIC Portfolio	Jan-10	34.7	37.7	88.2	Approximately 950 performing and non-performing loans secured mostly by commercial real estate and 7 REO properties
Extended Stay Loan	Oct-10	37.4	37.4	37.5	Performing mezzanine loan to Extended Stay Hotels, which includes 664 hotel portfolio
CRE FDIC Portfolio	Aug-11	33.4	34.7	103.6	Approximately 720 performing and non-performing loans secured mostly by commercial real estate and 3 REO properties
Hotel Portfolio Loans (4)	Apr-10	23.9	29.6	25.6	Two senior mezzanine loans indirectly secured by a portfolio of 103 limited service hotels
Manhattan Landmark Buildings Loan	Mar-11	29.1	29.2	29.6	Performing first mortgage secured by two landmark properties in Manhattan
Multifamily Tax-Exempt Bonds	Jun-11	27.9	28.2	27.9	Senior interest in tax-exempt bonds secured by a multifamily residential property located in Atlanta, GA
German Loan Portfolio IV	Jul-11	30.0	27.7	140.0	5 non-performing commercial real estate loans
First Republic Bank	Jun-10	24.0	21.8	NA	Equity ownership in financial institution with approximately $28 billion of assets
Luxury Destination Resort Loans	Nov-11	17.3	17.5	17.5	Senior first mortgage and mezzanine loans secured by all assets of a destination spa resort located in Arizona
Class A Manhattan Office Loan Participation	Mar-10	15.0	16.6	22.0	First mortgage pari-passu participation interest secured by Class A midtown Manhattan office building

($ in millions)				Company’s
Our Investments	Date of Initial Investment	Original Invested and Committed Equity(1)	Current Equity Investment(2)	Proportionate Share of Current UPB(3)	Description
BOW Loan Portfolio	Dec-11	14.5	14.5	31.9	Approximately 60 performing and non-performing loans secured mostly by commercial real estate and 1 REO property
Southern California Land Loan	May-11	13.4	14.2	14.0	First mortgage loan secured by a Southern California master planned development and equity participation rights
Barclays FDIC Portfolio	Jul-10	10.3	11.8	26.8	Approximately 1,370 performing and non-performing loans consisting of substantially all first mortgage recourse commercial real estate loans and 29 REO properties
Spanish REOC/Colonial Loan	Nov-09	12.5	11.6	16.9	Syndicated senior secured loan to a Spanish commercial real estate company
West Village Loan	Mar-10	9.9	11.1	10.8	Recourse loan secured by first liens on two West Village Manhattan townhomes and a photography catalogue
Cushman ADC FDIC Portfolio	Jan-11	9.1	10.2	52.9	Approximately 1,240 performing and non-performing loans secured mostly by commercial real estate and 3 REO properties
CRE FDIC Portfolio II	Dec-11	7.8	7.8	35.0	Approximately 310 performing and non-performing loans secured mostly by commercial real estate
G&E Secured Loan	Apr-11	8.9	7.4	7.4	Senior secured multiple draw loan secured by assets of a commercial real estate advisory firm and its affiliates
2100 Grand B-Note	Dec-10	6.6	6.5	6.6	First mortgage B-note participation interest secured by an office building in El Segundo, CA
Other Investments	various	40.1	31.2	73.8	Ten investments, each with less than $5 million of current investment balance

Total		$674.4	$680.0	$1,103.0

(1)	Amounts include our share of transaction costs and working capital and are net of origination fees.
(2)	Amounts reflect our share of income less amounts distributed and realized since the inception of the investment and represent the carrying value of our investment at December 31, 2011, net of investment-specific financing and amounts attributable to noncontrolling interests.
(3)	Amounts reflect our share of the unpaid principal balance (“UPB”), unadjusted for any investment-specific financing, of each loan or loan portfolio based upon our economic interest in each investment, net of amounts attributable to noncontrolling interests as of December 31, 2011.
(4)	In August 2011, we increased our investment in the Hotel Portfolio Loans by acquiring a one-third interest in a nonperforming $39.0 million first mezzanine loan in the same portfolio. See description below.

The following table summarizes the carrying and fair values of our investment portfolio by our target asset type as of December 31, 2011. Many of these investments are held through consolidated or unconsolidated joint ventures, and are shown net of investment-specific financing and amounts attributable to noncontrolling interest.

(Amounts in thousands)	Carrying Value		Fair Value
Target Asset Type	Amount	Percentage of Portfolio	Amount	Percentage of Portfolio
Acquired whole mortgage loans	$328,390	48%	$347,822	48%
Originated whole mortgage loans	132,514	20%	138,800	19%
Mezzanine loans	134,531	20%	135,900	19%
B-note(1)	6,562	1%	6,721	1%
Equity ownership in bank	21,848	3%	34,000	5%
Other investments(2)	56,138	8%	58,278	8%

	$679,983	100%	$721,521	100%

(1)	Represents the carrying value of our investment in 2100 Grand B-Note, net of secured financing of $13.8 million.
(2)	Includes the carrying value of our investment in Multifamily Tax-Exempt Bonds, net of associated derivative liability of $4.2 million.

The following summaries provide certain information with respect to the investments we acquired or originated during the year ended December 31, 2011 (as of each of their respective acquisition or origination dates) and certain developments during the year with respect to our existing investments.

•

Bulls Loan Portfolio. In June 2011, we invested $65.1 million in a joint venture with certain Co-Investment Funds to acquire a portfolio of loans from a U.S. commercial bank. The portfolio included 648 performing and non-performing loans with an aggregate UPB of $387.7 million, substantially all of which are first mortgage, recourse commercial real estate loans geographically concentrated in the Midwest. The purchase price for the portfolio was $197.6 million, or approximately 51% of the portfolio’s UPB.

•

Centro Mezzanine Loans. In June 2011, we participated in the origination of $400 million of mezzanine debt, consisting of four $100 million mezzanine tranches. The mezzanine debt is part of a $1.4 billion debt financing of a financial sponsor’s acquisition of 107 assets from Centro Properties Group’s 593-asset U.S. retail portfolio. Our $60 million participation represents a 20% interest in the most senior and two most junior tranches of the mezzanine debt. The loans mature in July 2016, bear interest at a weighted-average rate of 9.75% per annum and require monthly interest-only payments. The loans are collateralized by pledges of equity interests in 107 primarily grocery-anchored shopping centers located in 27 states.

•

WLH Secured Loan. In October 2009, we participated in the origination of a $206 million senior secured term loan to William Lyon Homes, Inc. (“WLH”) through a joint venture (“WLH Investor”) with certain Co-Investment Funds. We have a 24% ownership interest in WLH Investor.

In connection with a comprehensive recapitalization plan, in December 2011, WLH announced that it filed a voluntary Chapter 11 case to seek confirmation of a pre-packaged plan of reorganization. WLH emerged from bankruptcy on February 25, 2012 with the key restructured terms including: (i) the WLH Loan amendment to increase the principal balance while reducing the interest rate; (ii) WLH’s existing senior noteholders converting their existing notes into new second lien notes of WLH and common equity in William Lyon Homes (the sole shareholder of WLH); and (iii) WLH receiving new cash proceeds of $85 million.

In order to support the borrower’s operations and ensure adequate liquidity during the pendency of the Chapter 11 case, WLH Investor provided a new $30 million non-revolving, senior secured, super priority debtor-in-possession credit facility (“DIP Loan”). WLH had borrowed $5 million on the DIP loan, and fully repaid the principal, accrued interest and associated fees upon emergence from bankruptcy, generating a 1.2x equity multiple on $5 million of capital invested during the short period WLH was in bankruptcy.

Pursuant to the terms of the recapitalization plan, WLH Secured Loan has been amended (the “Amended WLH Loan”) into a new $235 million senior secured term loan facility (upsized from $206 million without requiring additional funding by the lenders) with a 10.25% interest rate (reduced from the current 14.0% interest rate), and a term expiring on January 31, 2015. The Amended WLH Loan is prepayable by WLH at any time without penalty, yield maintenance or a “make-whole” payment, however, any early repayment of the upsized $235.0 million outstanding loan amount would be accretive to the original yield-to-maturity on this investment. WLH Investor received a restructuring fee of 1% on the principal amount of the Amended WLH Loan. We believe that the modification of loan terms resulted in a comparable or slightly improved return from our investment in the loan under the original terms.

•

Luxury Destination Club Recourse Loan. In September 2011, we originated a $46.5 million first mortgage recourse loan to a leading destination club operator. The loan is secured by cross-collateralized and cross-defaulted first priority mortgages on the fee simple interests in 42 properties located primarily in Manhattan and Maui. At closing, we funded $45.8 million, net of a 1.5% origination fee. The loan has a five-year term, bears interest at a fixed rate of 10.75% per annum and requires monthly interest-only payments. The loan is subject to a 0.5% exit fee and may be prepaid, subject to certain prepayment fees.

•

CRE FDIC Portfolio. In August 2011, we invested $33.4 million in a joint venture with certain Co-Investment Funds that consummated a structured transaction with the FDIC. The joint venture acquired a 40% managing member equity interest in a newly formed limited liability company created to hold a portfolio of acquired loans, with the FDIC retaining the other 60% equity interest. The financing of the transaction included 50% leverage in the form of $170.2 million of zero-coupon notes provided by the FDIC. The portfolio included approximately 760 loans with a UPB of approximately $607 million, consisting of substantially all first mortgage recourse loans. The portfolio was effectively acquired at approximately 53% of the UPB of the loans.

•

Hotel Portfolio Loans. In August 2011, we purchased a one-third interest in a nonperforming $39.0 million first mezzanine loan to JER/Jameson Mezz Borrower I LLC (the “Mezz 1 Borrower”) at par value plus accrued interest thereon. Our pro rata share of the investment was approximately $13.0 million. The loan is collateralized by a pledge of equity in Mezz 1 Borrower, an entity that indirectly owns a portfolio of 103 limited service hotels located in twelve states across the United States (the “Properties”). We had previously acquired a one-third interest in a second mezzanine loan to JER/Jameson Mezz Borrower II LLC (the “Mezz 2 Borrower”) for the same portfolio in April 2010. The remaining two-thirds interests in the first and second mezzanine loans were purchased by a Co-Investment Fund. Both mezzanine loans matured on August 9, 2011 and are currently nonperforming and delinquent.

We and the Co-Investment Fund (collectively, the “JIH Lenders”) had initially intended to foreclose on their collateral in October 2011. The foreclosure was delayed due to the Mezz 2 Borrower filing for bankruptcy, which imposed an automatic stay on the JIH Lenders’ ability to exercise remedies. The automatic stay was followed by bankruptcy filings by the Mezz 1 Borrower and by the direct owners of the assets and its general partner. In December 2011, the JIH Lenders were successful in their motion to have the Mezz 2 Borrower’s bankruptcy filing dismissed and the automatic stay lifted, thereby permitting the consummation of the foreclosure.

On January 9, 2012, the JIH Lenders completed the foreclosure and submitted a successful credit bid of $5 million, following which the JIH Lenders assigned their rights as winning bidder to ColFin JIH Propco, LLC (“JIH Propco”), a wholly-owned subsidiary of the JIH Lenders. As a result, JIH Propco now owns 100% of the indirect equity interests in the entities that own and operate the Properties.

•

Manhattan Landmark Buildings Loan. In March 2011, we invested in a joint venture with a Co-Investment Fund which acquired, at a discount, an existing $60 million first mortgage loan secured by fee simple condominium interests within two Manhattan landmark buildings serving primarily as special event spaces, but also including office, restaurant and storage uses. The loan was acquired for $38 million, representing a 37% discount to the outstanding principal balance of the loan. Simultaneously upon closing, the loan was restructured to reflect a $39.1 million face amount with a five-year term. Our pro rata share of the restructured loan was approximately $29.1 million for a 74.4% economic interest. The restructured loan bears interest at a fixed rate of 11% per annum, of which 2% may be paid-in-kind in the form of capitalized interest for the first two years at the borrower’s option, and requires quarterly principal payments of $375,000 beginning April 2013.

•

Multifamily Tax-Exempt Bonds. In June 2011, we, together with a strategic partner, acquired a senior interest in a series of tax-exempt bonds with an aggregate principal amount of $40.4 million. The bonds are secured by a 760-unit multifamily property located in Georgia. At closing, the bonds financed the acquisition of the property by an institutional real estate firm. Our interest, together with our partner’s interest in the bonds, was acquired for $28 million, representing a loan-to-value of approximately 70%. Concurrently with the closing, the borrower acquired subordinate certificates representing the residual interest with a principal amount of $12.4 million for $10 million. The bonds have a six-year term, require semi-annual interest which commenced December 1, 2011 and may be prepaid, subject to certain fees. The strategic partner has entered into a separate interest rate swap agreement with the borrower, which, in conjunction with a special contribution/distribution arrangement with the joint venture, will result in a net current yield to the joint venture of the Securities Industry and Financial Markets Association (“SIFMA”) Municipal Swap Index plus 3.25% per annum. Profits and losses and cash distributions are allocated to the members according to their percentage interests until each member has achieved an internal rate of return of 10%, then 75% to us and 25% to the strategic partner.

•

German Loan Portfolio IV. In July 2011, we invested in a joint venture with certain Co-Investment Funds, which, through its 84.7% interest in a foreign subsidiary, acquired a portfolio of five first mortgage non-performing commercial real estate loans with an aggregate UPB of approximately €342.8 million from a consortium of German banks. The purchase price for the portfolio was €65.3 million, excluding transaction costs, or approximately 19% of the UPB of the loans. Our pro rata share of the purchase price was approximately €20.9 million, or $30.0 million (exclusive of our pro rata share of transaction costs), which represents a 32.1% economic interest in the loans. The loans are collateralized by five properties consisting of three office buildings, one retail outlet and one land site for development.

•

First Republic Bank. During 2011, we, through our interest in a joint venture with certain Co-Investment Funds that holds an ownership interest in First Republic Bank, sold 325,126 shares of common stock in First Republic Bank. Net cash proceeds and gain on sale was approximately $9.8 million and $4.1 million, respectively. In the first quarter of 2012, as part of First Republic Bank’s secondary offering, we sold 366,418 shares of First Republic Bank’s common stock through our interest in the joint venture. We expect to recognize a gain on sale of approximately $3.5 million in the first quarter of 2012. After giving effect to the disposition of common shares of First Republic Bank during 2011 and the first quarter of 2012, we own an approximate 0.6% indirect interest in First Republic Bank through our interest in the joint venture.

•

Luxury Destination Resort Loans. In November 2011, we invested $17.3 million in a joint venture with a Co-Investment Fund that originated two loans aggregating $35 million, net of a 1% loan origination fee. The loans consist of a $20 million mortgage loan and a $15 million mezzanine loan, each having an initial five-year term and two one-year extensions. The loans bear interest at a blended fixed rate of 10% per annum and may be prepaid, subject to certain prepayment fees.

•

Class A Manhattan Office Loan Participation. In March 2010, we invested $15.0 million in a joint venture with certain Co-Investment Funds that acquired a $66.0 million pari-passu participation interest in a performing first mortgage on a Class A office building in midtown Manhattan with an aggregate UPB of $1.2 billion. In 2011, the loan was restructured whereby the borrower contributed $110 million of new capital and the lenders and borrower agreed to the following modifications: (1) bifurcation of the loan into a new $1.1 billion A-note and $115 million B-note; (2) extension of the maturity date by two years to February 5, 2019; (3) reduction of current pay interest while maintaining the overall interest rate at 6.353% for both the A-note and B-note. The current pay interest will be reduced to 3.0% per annum of the balance of the A-note, increasing annually to 4.0%, 4.5%, 4.5%, 5.0%, 5.5% and 6.353% in each successive year over a seven-year period, with the balance accruing to the B-note; and (4) an 11% preferred return on the borrower’s $110 million new capital, to be paid subordinate to the lenders’ A-note but in priority to the lenders’ B-note. The borrower is current on payments according to the restructured terms. Management has determined that, while the loan is impaired because it is probable that we will be unable to collect all amounts due according to the original contractual terms of the loan agreement, no loss has been incurred because the fair value of the loan exceeds its carrying value, as we acquired the loan at a significant discount to par.

•

BOW Loan Portfolio. In December 2011, we invested $14.5 million in a joint venture with a Co-Investment Fund that acquired a portfolio of credit-distressed loans from a U.S. commercial bank. The portfolio included 63 loans with an aggregate UPB of approximately $64.2 million, consisting of substantially all first mortgage recourse loans. The purchase price for the portfolio was $28.2 million, or approximately 44% of the of the portfolio’s UPB.

•

Southern California Land Loan. In May 2011, we invested $13.4 million in a joint venture with certain Co-Investment Funds, that originated a $27.2 million first mortgage loan to a newly formed joint venture between certain third-party private investment vehicles (the “Sponsors”) in connection with their acquisition of a master planned development and an option to acquire lots in another master planned development, all of which are located in Southern California. The loan is collateralized by the first mortgage on the land and is guaranteed by the Sponsors. The loan has a five-year term, bears interest at a fixed rate of 12% per annum, of which 5% may be paid-in-kind in the form of capitalized interest, and requires quarterly interest payments. The loan included an upfront $396,000 origination fee and may be prepaid, subject to certain prepayment fees. After full repayment of the loan, net cash flow from the development will be split between the joint venture and the Sponsors according to the joint venture agreement, pursuant to which the joint venture may receive up to an 18% profit participation.

•

Cushman ADC FDIC Portfolio. In January and June 2011, we invested a combined $9.1 million in a joint venture with a Co-Investment Fund that consummated a structured transaction with the FDIC. The joint venture acquired a 50% managing member equity interest in a newly formed limited liability company created to hold a portfolio of acquired loans, with the FDIC retaining the other 50% equity interest. The financing of the transaction included 50% leverage in the form of a $100.3 million of zero-coupon notes provided by the FDIC. This portfolio of loans included 1,505 loans with an aggregate UPB of $817.1 million, consisting of substantially all first mortgage recourse acquisition, development and construction real estate loans. The portfolio was effectively acquired at approximately 24% of the UPB of the loans.

•

CRE FDIC Portfolio II. In December 2011, we invested $7.8 million in a joint venture with Co-Investment Funds that consummated a structured transaction with the FDIC to acquire a portfolio of credit-distressed loans. The joint venture acquired a 40% managing member equity interest in a newly formed limited liability company created to hold a portfolio of acquired loans, with the FDIC retaining the other 60% equity interest. The financing of the transaction included 50% leverage in the form of $70.1 million of zero-coupon notes provided by the FDIC. The portfolio included approximately 310 loans with an aggregate UPB of $359.3 million, consisting of substantially all first mortgage recourse loans. The portfolio was effectively acquired at approximately 38% of the UPB of the loans.

•

G&E Secured Loan. In April 2011, we invested $9 million in a joint venture with a Co-Investment Fund that originated an $18 million senior secured multiple draw term loan secured by substantially all the assets of Grubb & Ellis Company (“G&E”) and its affiliates, a national real estate services firm engaged in brokerage, asset management and investment management. The loan had an eleven-month term and bore interest at an average fixed rate of 11.6% per annum. In October 2011, the loan was amended to increase the size of the facility from $18 million to $28 million. An unrelated third-party, C-III Investments, LLC (“C-III”), provided an additional $10 million term loan to G&E and paid us and the Co-Investment Fund $4.5 million for a 50% participation in the upsized loan. We and the Co-Investment Fund held a $14 million interest, or 50% participation in the loan following the investment by C-III. In February 2012, the entire term loan was sold to an unrelated third party at a slight discount to original cost and the sale is expected to have an immaterial effect on our equity in income of unconsolidated joint ventures in the first quarter of 2012.

•

Other Investments. In September 2011, a joint venture in which we have a 33.3% ownership interest sold its $40 million AAA-rated CMBS for approximately $41.2 million and repaid approximately $31.9 million of TALF financing in October 2011. Our share of net cash proceeds and gain on sale was approximately $3.1 million and $0.6 million, respectively, net of gain attributable to our 2% partner.

Some of the loans in our investment portfolio are in the process of being restructured or may otherwise be under credit watch or at risk. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. If we determine that it is probable that we will not be able to collect all amounts according to the terms of a particular loan agreement, we could be required to recognize an impairment charge or a loss on the loan. If our assumptions regarding, among other things, the present value of expected future cash flows or the value of the collateral securing our loans are incorrect or general economic and financial conditions cause a significant number of borrowers to become unable to make payments under their loans, we could be required to recognize significant impairment charges, which could result in a material reduction in earnings and distributions in the period in which the loans are determined to be impaired.

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

Certain accounting policies are considered to be critical accounting policies. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, and for which the impact of changes in estimates and assumptions could have a material effect on our financial statements. The following discussion addresses the accounting policies that we believe are critical based on the nature of our operations, and applies to both the Company and our unconsolidated joint ventures. We believe that all of the decisions and assessments upon which our financial statements are based were reasonable at the time made, based upon information available to us at that time. This discussion is intended to supplement the description of our significant accounting policies in Note 2 to our consolidated financial statements included in this Annual Report.

Investments in Unconsolidated Joint Ventures

Many of our investments have been structured as joint ventures with one or more Co-Investment Funds pursuant to an investment allocation agreement (see “Business—Co-Investment Funds”). The joint ventures are generally capitalized through equity contributions from the members, although certain investments are leveraged through various financing arrangements. Our exposure to the joint ventures is limited to amounts invested or committed to the joint ventures at inception, and neither we nor the other investors are required to provide financial or other support in excess of their capital commitments.

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

In certain circumstances, we hold 50% of the voting rights to elect the board of directors of the joint venture, but own varying economic interests, which currently range from 4.5% to 50%. In other cases, our voting rights are proportional to our economic interests, however the joint ventures are subject to management or other contracts that create VIEs.

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

Since we are not required to consolidate the joint ventures, we account for our investments in joint ventures using the equity method. We initially record investments in unconsolidated joint ventures at cost and adjust for our proportionate share of net earnings or losses, cash contributions made and distributions received, and other adjustments, as appropriate. Distributions of operating profit from joint ventures are reported as part of operating cash flows on our statement of cash flows. Distributions related to a capital transaction, such as a refinancing transaction or sale, are reported as investing activities on our statement of cash flows.

We perform a quarterly evaluation of our investments in unconsolidated joint ventures to determine whether the fair value of our interest in each joint venture is less than the carrying value, and, if such decrease in value deemed to be is other-than-temporary, we write down our investment to fair value.

Loans Receivable and Interest Income Recognition

We originate and purchase loans receivable. Originated loans are recorded at amortized cost, or the UPB less net deferred loan fees. Net deferred loan fees include unamortized origination and other fees charged to the borrower less direct incremental loan origination costs we incurred. Purchased loans are recorded at amortized cost, or the UPB less unamortized purchase discount. Costs to purchase loans are expensed as incurred. Interest income is recognized based upon the contractual rate and the outstanding principal balance of the loans. Purchase discount or net deferred loan fees are amortized over the expected life of the loans using the effective yield method except on revolving loans, for which the straight-line method is used.

Past Due Loans—We places loans on nonaccrual status when any portion of principal or interest is more than 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. When we place a loan on nonaccrual status, we reverse the accrual for unpaid interest and do not recognize interest income until we receive cash and the loan returns to accrual status. Generally, a loan may be returned to accrual status when all delinquent principal and interest are brought current in accordance with the terms of the loan agreement and the borrower has met certain performance criteria.

Impairment—We evaluate our loans for impairment on a quarterly basis. We regularly analyze the extent and effect of any credit migration from underwriting and the initial investment review associated with a loan’s performance and/or value of underlying collateral as well as the financial and operating capability of the borrower/sponsor. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash from operations are sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan, and/or (iii) the property’s liquidation value. Where applicable, we also evaluate the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. A loan is considered to be impaired when it is probable that we will not be able to collect all amounts due according to the contractual terms of the loan agreement. A loan is also considered to be impaired if it has been restructured in a troubled debt restructuring (“TDR”) involving a modification of terms as a concession resulting from the debtor’s financial difficulties. We measure impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the loan valuation is less than the recorded investment in the loan, a valuation allowance is established with a corresponding charge to allowance for loan loss.

Acquired Credit-Distressed Loans—We acquire credit-distressed loans for which we expect to collect less than the contractual amounts due under the terms of the loan based, at least in part, on the assessment of the credit quality of the borrower. Acquired credit-distressed loans are recorded at the initial investment in the loans and accreted to the estimated cash flows expected to be collected measured at acquisition date. The excess of cash flows expected to be collected measured at acquisition date over the initial investment (“accretable yield”) is recognized in interest income over the remaining life of the loan using the effective interest method. Subsequent increases in cash flows expected to be collected are recognized prospectively through adjustment of yield over the remaining life of the loan. Decreases in cash flows expected to be collected result in a charge to provision for loan losses. The excess of contractually required payments at the acquisition date over expected cash flows (“nonaccretable difference”) is not recognized as an adjustment of yield, loss accrual or valuation allowance.

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

Fair Value Measurement

We determine the estimated fair value of financial assets and liabilities using the three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The three levels of inputs that may be used to measure fair value are as follows:

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

We record certain financial instruments at fair value on a recurring basis when required by GAAP. Examples of financial instruments we own that are required by GAAP to be carried at fair value are derivative instruments and debt securities designated as available-for-sale. We have not elected the fair value option for financial instruments not required to be carried at fair value by GAAP. We carry those financial instruments at amortized cost and separately disclose the fair value on a quarterly basis. These instruments are recorded at fair value only if they are impaired.

In cases where quoted market prices are not available, fair values are estimated using inputs such as discounted cash flow projections, market comparables, dealer quotes and other quantitative and qualitative factors. The fair values of foreign exchange contracts are determined by discounting the expected cash flow of each instrument based on forecast foreign exchange rates. This analysis reflects the contractual terms of the derivatives, observable market-based inputs, and credit valuation adjustments to appropriately reflect the non-performance risk for both the Company and the respective counterparty. The fair value of debt securities and loans are generally determined by discounting the expected cash flows using observable current and forward rates of applicable published indices. Fair values of our investments in unconsolidated joint ventures are primarily derived by applying our ownership interest to the fair value of the underlying assets and liabilities of each joint venture. Our proportionate share of each joint venture’s fair value approximates our fair value of the investment as the timing of cash flows of the joint venture does not deviate materially from the timing of cash flows we receive from the joint venture. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different assumptions or methodologies could have a material effect on the estimated fair value amounts.

Income Taxes and REIT Compliance

We elected to be taxed as a REIT, commencing with our initial taxable year ended December 31, 2009. A REIT is generally not subject to corporate level federal and state income tax on net income it distributes to its stockholders. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement to distribute at least 90% of our taxable income to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify as a REIT, we may be subject to certain federal, state, local and foreign taxes on our income and property and to federal income and excise taxes on our undistributed taxable income.

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

Recent Accounting Updates

Recent accounting updates are included in Note 2 to our consolidated financial statements in Item 15 of this Annual Report.

Results of Operations

We commenced operations upon completion of our IPO on September 29, 2009 and continue to actively invest in our target assets. In general, period-over-period increases in our results of operations reflect our ongoing investment activities and capital-raising efforts. Due to the overall growth and increased number of investments in nearly every category, the results of operations presented below for each period are not directly comparable and are not necessarily indicative of future financial condition or results of operations.

Income from Our Investments

Our primary source of income is our investments in loans, which we hold either directly or through our investments in unconsolidated joint ventures. We have been continually investing in our target assets since our IPO in September 2009 through December 2011 and, therefore, income from some investments may reflect less than a full year’s results of operations. Income (loss) from our investments by type of investment is summarized below, shown net of amounts attributable to noncontrolling interests:

	Year Ended December 31,		Period from June 23, 2009 (Date of Inception) to
(In thousands)	2011	2010	December 31, 2009
Acquired whole mortgage loans:
Single loans	$5,604	$2,320	$38
FDIC loan portfolios	7,708	2,189	—
German non-performing loan portfolios	2,678	(81)	(23)
Other loan portfolios	10,544	6,281	40

	26,534	10,709	55
Originated mortgage loans	13,153	8,712	997
Mezzanine loans	8,961	3,220	—
Commercial mortgage-backed securities	962	423	89
B-note(1)	898	55	—
Equity ownership in bank	7,793	2,588	—
Other investments	2,080	1,772	(480)

	$60,381	$27,479	$661

(1)	Represents our share of interest income from 2100 Grand B-Note, net of interest expense on secured financing.

Income from acquired whole mortgage loans for the year ended December 31, 2011 increased $15.8 million, or 148%, compared to 2010. The increase is primarily related to (1) the acquisition of the Cushman ADC FDIC Portfolio, CRE FDIC Portfolio, German Loan Portfolio IV, Bulls Loan Portfolio and Manhattan Landmark Buildings Loan during 2011, and (2) a full year’s income from the loans acquired in 2010.

Income from originated loans during 2011 increased $4.4 million, or 51%, compared to 2010. The increase reflects a full year’s income from loans originated in 2010 but is attributable primarily to the Southern California Land, G&E Secured and Luxury Destination Club Recourse Loans originated during 2011.

Income from mezzanine loans for the year ended December 31, 2011 increased $5.7 million, or 178%, compared to the prior year, reflecting the interest income from the Centro Mezzanine Loans which we originated near the end of the second quarter 2011 and a full year’s income from the Extended Stay Loan originated in October 2010. The income from these loans was partially offset by lower income recognized on the Hotel Portfolio Loans, which are in default and on nonaccrual status. See the discussion in “—Our Investments.” Income from mezzanine loans for the year ended December 31, 2010 also included interest income from a mezzanine loan to a hotel group we had acquired in July 2010 and sold in December 2010 for which we recognized approximately $0.6 million of gain on sale.

The increase in income from CMBS resulted from the September 2011 sale of a $40 million AAA-rated CMBS for approximately $41.2 million. The CMBS had a face value of $40 million and was acquired in October 2009 for $37.9 million. Our share of the gain on sale was approximately $0.6 million.

Income from B-note represents income from our single B-note investment in 2100 Grand. The year ended December 31, 2011 reflects a full year’s activity since the loan was originated in December 2010.

During 2011, we sold approximately 22% of our shares of common stock in First Republic Bank and realized an aggregate gain of approximately $4.1 million, which is reflected in income from equity ownership in bank and accounts for much of the substantial increase over 2010. The remaining increase was due primarily to a full year’s ownership of First Republic Bank shares, which were acquired in June 2010.

For the period from June 23, 2009 (date of inception) to December 31, 2009, income from investments was minimal as we had only begun our operations after the closing of our IPO on September 29, 2009. The majority of the income was generated from WLH Secured Loan, which was originated in October 2009.

Certain investments individually generated greater than 10% of our total income for the periods presented. For the year ended December 31, 2011, WLH Secured Loan and our investment in First Republic Bank each generated 12% of our total income. For the year ended December 31, 2010, WLH Secured Loan and the U.S. Life Insurance Loan Portfolio collectively generated 48% of our total income. For the period from June 23, 2009 (date of inception) to December 31, 2009, WLH Secured Loan generated 91% of our total income.

Other Income from Affiliates

In late December 2010, we formed 100%-owned asset management companies that provide asset management services to two of our FDIC portfolios and earn asset management fees of 50 basis points of each portfolio’s UPB per annum, payable monthly. For the years ended December 31, 2011 and 2010, the asset management companies earned asset management fees and received cost reimbursements of $2.0 million and $40,000, respectively, from these portfolios, and incurred $2.1 million and $6,000 of expenses, respectively, as described below.

Expenses

•

Base Management Fees—For the years ended December 31, 2011 and 2010, and the period from June 23, 2009 (date of inception) to December 31, 2009, we incurred base management fees of $8.1 million, $3.5 million and $0.2 million, respectively, pursuant to the management agreement with our Manager. The significant increase in base management fees period over period resulted from the full deployment of the net IPO proceeds in 2010, an increase in the fee base in December 2010 resulting from a private placement of shares of our common stock in December 2010 (the “2010 Private Placement”), and another increase in the fee base in April 2011 resulting from the public offering of shares of our common stock in March and April 2011 (the “2011 Common Stock Offering”). For a discussion regarding the calculation of the base management fee, see “Business—Our Manager and the Management Agreement—Base Management Fee and Incentive Fee.”

•

Incentive Fees—For the year ended December 31, 2011, we incurred $349,000 of incentive fees, which is payable to our Manager in shares of our common stock. No incentive fees were incurred prior to the quarter ended September 30, 2011. For a complete description of incentive fees and method of calculation, see “Business—Our Manager and the Management Agreement—Base Management Fee and Incentive Fee.”

•

Investment Expenses—For the years ended December 31, 2011 and 2010, and the period from June 23, 2009 (date of inception) to December 31, 2009, we incurred investment expenses of $2.8 million, $442,000 and $175,000, respectively. Two of our FDIC portfolios are managed by asset management companies that are wholly-owned by us. Effective January 1, 2011, these asset management companies receive allocations of compensation, overhead and direct costs from an affiliate of our Manager pursuant to a cost allocation arrangement. For the year ended December 31, 2011, the asset management companies incurred $2.1 million of expenses, of which $1.2 million was allocated by the affiliate of our Manager. The remaining investment expenses include the cost of managing and servicing our investments and investment transaction costs expensed in connection with the initial acquisition of our investments, as well as costs associated with unsuccessful transactions.

•

Interest Expense—Interest expense for the years ended December 31, 2011 and 2010 of $3.0 million and $555,000, respectively, includes $2.2 million and $538,000, respectively, of contractual interest, unused commitment fees and amortization of deferred financing costs on our credit facility. Interest expense for 2011 related to our credit facility was significantly higher due primarily to three factors: (1) higher average outstanding balance in 2011, particularly in the latter half of the year, in order to finance our investments, (2) a full year’s effect of amortization of deferred financing costs and unused commitment fees as our original credit facility was obtained in September 2010, and (3) higher unused commitment fees due to a $100 million increase in total availability post-September 2011 restructuring. See “—Recent Developments—Credit Facility Restructuring.” We also incurred interest expense of $702,000 and $17,000 for the years ended December 31, 2011 and 2010, respectively, on the secured financing of our 2100 Grand loan, which was obtained in December 2010. No interest expense was incurred for the period from June 23, 2009 (Date of Inception) to December 31, 2009 as we had just commenced operations and no financing had been in place.

•	Administrative Expenses—Administrative expenses are summarized below:

	Year Ended December 31,		Period from June 23, 2009 (Date of Inception) to December 31, 2009
(In thousands)	2011	2010
Reimbursements to Colony Capital:
Compensation pursuant to secondment agreement	$1,248	$1,438	$237
Allocated overhead and direct administrative expenses	344	218	65

Total reimbursements to Colony Capital	1,592	1,656	302

Professional fees	2,767	1,972	304
Insurance	708	972	363
Board-related costs	272	229	55
Other	441	514	94

	$5,780	$5,343	$1,118

Total administrative expenses increased $437,000, or 8%, for the year ended December 31, 2011 compared to the year ended December 31, 2010. The primary reasons for the overall increase are described below:

•

Professional fees include legal, accounting, tax, and internal audit services. Professional fees for 2011 increased $795,000, or 40%, over 2010 primarily due to higher legal and tax fees incurred for ongoing consultations related to compliance, transaction structuring, REIT-specific tax issues and other regulatory matters; and

•	Overhead expenses allocated from Colony Capital increased $126,000, or 58%, as a result of an increase in the ratio of our total assets to total Colony Capital-managed assets.

The increase in total administrative expenses was partially offset by the following:

•	Compensation expense decreased $190,000, or 13%, due to a lower annual bonus amount for our Chief Financial Officer; and

•	A reduction of coverage in our insurance programs in May 2010 resulted in lower insurance costs for subsequent periods.

The majority of administrative expenses for the period from June 23, 2009 (date of inception) to December 31, 2009 was incurred after our IPO in September 2009. The overall increase in administrative expenses for the year ended December 31, 2010 over the post-IPO period in 2009 generally reflects the effects of a full year’s operations as compared to only about one fiscal quarter’s operations in 2009. Compensation expense was higher in 2010 compared to the annualized 2009 expense due to a cash bonus of $1 million paid to our Chief Financial Officer. The amount allocated to us by Colony Capital for the partial 2009 period was $132,000.

Professional fees were higher in 2010 compared to the annualized 2009 expense due to our investment fees incurred for third-party internal audit services in 2010 to evaluate and report on our internal control over financial reporting to meet the Section 404 requirements of the Sarbanes-Oxley Act of 2002. No internal audit costs were incurred in 2009. Tax and legal fees were also higher in 2010 compared to the annualized 2009 expense due to increased investment and corporate activities as we ramped up our operations.

Income Tax Provision

Our TRSs, which directly or indirectly hold certain of our investments, are subject to corporate level federal, state, foreign and local income taxes. For the years ended December 31, 2011 and 2010, we recorded an income tax provision of $1.2 million and $243,000, respectively. The 2011 income tax provision reflects current income taxes payable on the operations of our TRSs and an unrealized gain recognized on a foreign investment, net of a deferred tax benefit resulting from temporary differences related to income recognition for our foreign joint ventures and the DB and Cushman ADC FDIC Portfolios. The 2010 income tax provision reflects current federal and state income taxes primarily associated with timing differences related to income recognition from our investments in foreign joint ventures and their corresponding foreign currency hedging transactions.

Information About Our Investment Portfolio

The following tables summarize certain characteristics of the loans and beneficial interests in securities held by the Company and the joint ventures and our proportionate share:

	December 31, 2011
($ in thousands)	Total Portfolio		Company’s Proportionate Share
Collateral Type	Unpaid Principal Balance	Amortized Cost	Unpaid Principal Balance	Amortized Cost	% of Amortized Cost	Weighted Average Coupon	Current Interest Yield on Cost	Weighted Average Maturity in Years
Originated performing loans
Retail	$60,000	$60,000	$60,000	$60,000	8.9%	9.8%	9.8%	4.5
Office	20,520	20,474	20,315	20,270	3.0%	8.0%	8.0%	3.9
Hospitality	84,000	83,273	84,000	83,273	12.3%	11.3%	11.4%	4.3
Other commercial	14,848	14,681	7,424	7,341	1.1%	12.0%	12.4%	0.2
Residential	234,049	231,491	63,526	62,331	9.3%	13.6%	14.2%	3.2

Total originated performing loans	413,417	409,919	235,265	233,215	34.6%	11.3%	11.4%	3.9

Acquired loans and beneficial interests in bonds
Performing:
Retail	426,160	303,163	64,209	46,594	6.9%	6.2%	8.8%	5.4
Office	347,441	253,997	62,049	45,626	6.8%	4.8%	6.9%	6.2
Industrial	229,137	173,026	30,890	23,083	3.4%	6.2%	8.6%	4.4
Hospitality	84,190	66,353	21,723	20,058	3.0%	9.2%	9.7%	6.8
Multifamily	258,500	201,550	60,690	52,538	7.8%	4.5%	5.2%	4.0
Other commercial	467,121	331,528	68,650	52,932	7.8%	8.2%	10.3%	3.6
Residential	94,085	43,528	16,385	8,426	1.3%	5.4%	10.1%	5.7
Land	182,746	78,149	14,055	5,544	0.8%	5.9%	13.3%	2.7

Total performing	2,089,380	1,451,294	338,651	254,801	37.8%	6.2%	8.3%	4.8

	December 31, 2011
($ in thousands)	Total Portfolio		Company’s Proportionate Share
Collateral Type	Unpaid Principal Balance	Amortized Cost	Unpaid Principal Balance	Amortized Cost	% of Amortized Cost	Weighted Average Coupon	Current Interest Yield on Cost	Weighted Average Maturity in Years
Non-performing:
Retail	419,646	188,483	54,750	22,095	3.3%
Office	632,546	160,123	160,846	36,168	5.4%
Industrial	206,020	89,640	28,439	12,095	1.8%
Hospitality	132,757	78,524	39,090	35,282	5.2%
Multifamily	296,338	121,716	51,386	18,257	2.7%
Other commercial	473,641	163,862	56,335	19,943	3.0%
Residential	266,387	106,263	47,254	24,118	3.6%
Land	1,020,972	208,602	83,228	17,692	2.6%

Total non-performing	3,448,307	1,117,213	521,328	185,650	27.6%

Total acquired loans	5,537,687	2,568,507	859,979	440,451	65.4%

Total portfolio	$5,951,104	$2,978,426	$1,095,244	$673,666	100.0%

	December 31, 2010
($ in thousands)	Total Portfolio		Company’s Proportionate Share
Collateral Type	Unpaid Principal Balance	Amortized Cost	Unpaid Principal Balance	Amortized Cost	% of Amortized Cost	Weighted Average Coupon	Current Interest Yield on Cost	Weighted Average Maturity in Years
Originated performing loans
Office	$20,750	$20,699	$20,543	$20,492	6.9%	8.0%	8.0%	4.9
Hospitality	37,500	37,413	37,500	37,413	12.7%	12.0%	12.0%	4.8
Residential	236,438	232,879	59,648	58,744	19.8%	14.0%	14.4%	3.9

Total originated performing loans	294,688	290,991	117,691	116,649	39.4%	12.3%	12.5%	4.4

Acquired loans
Performing:
Retail	445,641	307,054	56,098	40,723	13.7%	6.2%	8.8%	7.3
Office	341,024	246,301	54,701	39,447	13.3%	6.2%	8.8%	6.0
Industrial	196,619	147,846	20,743	15,300	5.2%	6.1%	8.3%	6.1
Hospitality	57,105	38,995	15,832	13,514	4.6%	3.6%	4.6%	3.0
Multifamily	170,583	142,308	6,693	4,946	1.7%	8.3%	10.0%	8.1
Other commercial	303,973	214,759	14,729	8,585	2.9%	5.8%	9.2%	5.3
Residential	30,390	13,419	1,583	653	0.2%	5.5%	12.5%	4.8
Land	80,285	42,766	4,617	2,441	0.8%	5.7%	10.4%	1.6

Total performing	1,625,620	1,153,448	174,996	125,609	42.4%	6.0%	8.5%	6.1

Non-performing:
Retail	359,901	149,051	27,245	9,888	3.3%
Office	167,651	67,788	13,658	5,038	1.7%
Industrial	131,980	59,292	9,562	3,677	1.2%
Hospitality	115,199	56,108	12,522	5,717	1.9%
Multifamily	165,923	82,728	23,139	7,869	2.7%
Other commercial	209,720	65,618	15,751	4,862	1.6%
Residential	156,763	48,670	15,958	5,019	1.7%
Land	610,923	150,082	49,620	12,041	4.1%

Total non-performing	1,918,060	679,337	167,455	54,111	18.2%

Total acquired	3,543,680	1,832,785	342,451	179,720	60.6%

Total portfolio	$3,838,368	$2,123,776	$460,142	$296,369	100.0%

As of December 31, 2011, the Company’s and the joint ventures’ performing loan portfolio comprised fixed rate loans bearing interest rates ranging from 1.0% to 21.0% (weighted average of 7.8%) with an aggregate UPB of $1,569.8 million and variable rate loans bearing interest rates ranging from 1.21% to 17.75% (weighted average of 5.6%) with an aggregate UPB of $933.0 million. Maturity dates of performing loans range from January 2013 to May 2040. Scheduled maturities based on UPB of performing loans as of December 31, 2011 are as follows:

(In thousands)
One year or less	$537,450
Greater than one year and less than five years	1,269,733
Greater than or equal to five years	695,614

Total	$2,502,797

Liquidity and Capital Resources

Our current primary uses of liquidity are to fund:

•	acquisitions of our assets and related ongoing commitments;

•	our operations, including overhead costs and the management fee to our Manager;

•	distributions to our stockholders;

•	principal and interest payments on our borrowings; and

•	share repurchases under our common stock repurchase program from time to time.

Our current primary sources of liquidity are:

•	cash on hand;

•	our credit facility;

•	cash flow generated from our investments, both from operations and return of capital;

•	proceeds from full or partial realization of investments;

•	investment-level financing; and

•	proceeds from public or private equity offerings.

We believe that our capital resources are sufficient to meet our short-term and long-term capital requirements. However, because of distribution requirements imposed on us to qualify as a REIT, which generally require that we distribute to our stockholders 90% of our taxable income, our ability to finance our growth must largely be funded by external sources of capital. As a result, in order to continue investing in our target assets and sustain our growth, we will have to rely on third-party sources of capital, including public and private offerings of securities and debt financings, which may or may not be available on favorable terms, or at all.

Contractual Obligations and Commitments

The following table summarizes our known contractual obligations and commitments on an undiscounted basis as of December 31, 2011 and in future periods in which we expect to settle such obligations:

(In thousands)	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments—credit facility(1)	$69,000	$—	$69,000	$—	$—
Interest and fees—credit facility(1)	5,584	3,323	2,261
Commitments to fund joint ventures(2)	7,400	7,400

Total	$81,984	$10,723	$71,261	$—	$—

(1)	As of December 31, 2011, we had borrowed $69 million on our credit facility bearing interest at the 1-month LIBOR plus 3.5%. We have estimated future interest payments based on 1-month LIBOR forward rates as of December 31, 2011 and unused commitment fees calculated at 0.5% assuming the principal is repaid on August 30, 2013, the contractual maturity date of our credit facility.
(2)	Pursuant to the operating agreements of three of our unconsolidated joint ventures, the members may be required to fund additional amounts for customary and ordinary operating costs of the joint ventures. Our share of those commitments is $2.4 million. WLH Investor had committed $30 million to WLH under the DIP Loan in order to support WLH’s operations and ensure adequate liquidity during the pendency of its Chapter 11 case (see “—Our Investments—WLH Secured Loan”). Our proportionate share of the commitment, net of cash on hand of $10.7 million at WLH Investor as of December 31, 2011, was approximately $5 million. WLH emerged from bankruptcy in February 2012, thereby terminating the DIP Loan and eliminating our commitment to fund future draws.

The table above does not include the secured financing on 2100 Grand, which is recognized as a liability on our consolidated balance sheet, as we are not obligated to repurchase the A-note participation interest. The table also does not reflect amounts due under our management agreement or derivative instruments as those contracts do not have fixed and determinable payments.

Off-Balance Sheet Arrangements

We have ownership interests in certain unconsolidated joint ventures as detailed in Note 3 to our consolidated financial statements included in Item 15 of this Annual Report. For three structured transactions with the FDIC, we and certain investment funds managed by affiliates of our Manager committed to contribute additional amounts in order to satisfy additional security requirements, up to amounts set forth in the transaction documents with the FDIC. All such obligations are included in the contractual obligations table above. For the remaining four structured transactions with the FDIC, such additional security requirements were funded at closing and no additional commitments exist.

With the exception of the seven structured transactions with the FDIC, the unconsolidated joint ventures in which we have an ownership interest currently do not employ leverage. The structured transactions with the FDIC are 50%-leveraged with zero-coupon financing provided by the FDIC with terms ranging from two to seven years. The loans are not guaranteed by the managing member entities in which we have ownership interests and are non-recourse to us.

Acquisitions of Target Assets

During the year ended December 31, 2011, we invested approximately $371.5 million in thirteen new target assets and $15.1 million to increase our interests in existing investments. We expect to continue to pursue our target assets in 2012 and may invest additional funds in our existing investments. To the extent that we do not generate sufficient cash from our operations, we expect to fund our investments with borrowings from our credit facility, investment-level financing, redeployment of proceeds from realized investments and public or private issuance of equity.

Dividends

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

We have made regular quarterly distributions to holders of our common stock beginning with our first full fiscal quarter ended December 31, 2009. During the years ended December 31, 2011 and 2010, we declared dividends of $1.31 per share and $0.97 per share, respectively, which represents a 35% year-over-year increase. We generally declare dividends in the last month of each fiscal quarter and pay them in the following month.

Cash and Cash Flows

As of March 7, 2012, we had approximately $7.5 million of cash on hand.

The following table summarizes our cash flow activity for the periods presented:

	Year Ended December 31,		Period from June 23, 2009 (Date of Inception) to
(In thousands)	2011	2010	December 31, 2009
Net cash provided by (used in) operating activities	$24,417	$9,857	$(385)
Net cash used in investing activities	(366,433)	(178,660)	(129,329)
Net cash provided by financing activities	279,646	77,716	287,044

Operating Activities

For the years ended December 31, 2011 and 2010, cash flows from operating activities increased $14.6 million, or 148%. The increase reflects the substantial increase in the number of investments in our investment portfolio. Cash flows from operating activities are primarily distributions of earnings from unconsolidated joint ventures and interest received from our investments in loans, partially offset by payment of operating expenses. For the period from June 23, 2009 (date of inception) to December 31, 2009, net cash used in operating activities was for the payment of our administrative expenses.

Investing Activities

Since the closing of our IPO, we have been actively investing in our target assets. Net cash used in investing activities for all periods presented reflect our investing activity. Cash outlays for our contributions to unconsolidated joint ventures and for investments in loans during the periods are partially offset by distributions of capital from unconsolidated joint ventures.

Financing Activities

For the year ended December 31, 2011, net cash provided by financing activities reflects net proceeds from the 2011 Common Stock Offering, net borrowings of $49 million under our credit facility as well as a $10 million contribution from noncontrolling interest for the Manhattan Landmark Buildings Loan. These amounts are offset by the payment of dividends, common stock repurchases and payment of costs related to the restructuring of our credit facility. For the year ended December 31, 2010, net cash provided by financing activities reflect approximately $55.6 million of proceeds from the 2010 Private Placement, net borrowings of $20 million on our credit facility and $14 million received in 2100 Grand A note participation, offset by dividends paid to common stockholders and payment of costs in connection with our credit facility. For the period from June 23, 2009 (date of inception) to December 31, 2009, nearly all of net cash provided by financing activities represents the net cash proceeds from our IPO and concurrent private placement.

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

The amount available for draw is limited to 3.5 times the annualized cash income (as defined in the Credit Agreement) from eligible assets. To be included in the borrowing capacity, an asset must meet certain criteria, including being free of all liens and pledges and, when taken with all other eligible assets, the average time to maturity must be at least 3.5 years. The maximum amount available for draw as of March 7, 2012 was $156 million, of which $93 million was drawn.

The Credit Agreement contains covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. At December 31, 2011, we were in compliance with all debt covenants and we expect to continue to meet all financial and reporting requirements. However, in the event of an economic slow-down, volatility in the credit markets, and rising cost of capital, there is no certainly that we will be able to continue to meet all of the covenant requirements. The following table summarizes the key financial covenants and our actual results as of and for the three months ended December 31, 2011:

($ in thousands)	Covenant Level	Actual Level December 31, 2011
Financial covenant as defined in the Credit Agreement:
Consolidated Tangible Net Worth	Minimum $482,994	$600,315
Consolidated Fixed Charge Coverage Ratio	Minimum 2.75 to 1.0	17.24 to 1.0
Consolidated Leverage Ratio	Maximum 0.5 to 1.0	0.2 to 1.0
Liquidity	Minimum $15,000	$74,299
Total Facility Outstandings to Consolidated Cash Income	Maximum 3.5 to 1.0	1.7 to 1.0
Weighted Average Maturity of Contributing Investment Assets	Minimum 42 months	50 months

Cash from Investments

Our investments generate cash, either from operations or as a return of our invested capital. We receive monthly or quarterly distributions from some of our unconsolidated joint ventures from earnings, principal receipts or capital transactions such as financing transactions or loan sales. We also receive interest and principal on our loans held for investment. As loans reach their maturity we may receive all or a portion of the outstanding principal balance. Scheduled repayments of loans for the year ending December 31, 2012 are minimal; however, some of our loans require partial paydowns of principal in the event of a sale of the underlying collateral.

We may also, from time to time, fully or partially realize our investments through sales. For example, during the year ended December 31, 2011, through our interest in a joint venture which holds an ownership interest in First Republic Bank, we sold 325,126 shares of common stock in First Republic Bank, which resulted in net cash proceeds of approximately $9.8 million. We also received approximately $14.8 million of distributions of capital from our unconsolidated joint ventures resulting from loan resolutions at the joint venture level, either through loan sales or payoffs (whether paid-in-full or discounted). We expect to continue to resolve loans in some of our loan pools to generate cash, particularly those in acquired credit-distressed portfolios, such as the Bulls Loan Portfolio and German loan portfolios. We may also pursue opportunities to sell whole or partial positions in our originated loan investments or obtain financing (see “—Investment-Level Financing”) to generate cash and improve the total return on our investments.

Investment-Level Financing

The structured transactions with the FDIC were consummated in part with leverage provided by the FDIC. We also secured investment-level financing on our 2100 Grand loan by assignment of an A-note participation and may attempt to secure other investment-level financing, if available, including term loans, securitizations, warehouse facilities, repurchase agreements and the issuance of debt and equity securities. We also expect to continue to invest in a number of our assets through co-investments with other investment vehicles managed by affiliates of our Manager and/or other third parties, which may allow us to pool capital to access larger transactions and diversify investment exposure.

Equity Offerings

Our primary source of liquidity during the first three quarters of 2011 was the net proceeds from the 2011 Common Stock Offering. During the third quarter of 2011, we fully deployed the net proceeds from the 2011 Common Stock Offering to acquire our target assets.

Under our current shelf registration statement filed with the SEC, we may offer up to $1 billion in various classes of equity securities. These securities may be issued from time to time at our discretion based on our needs and depending upon market conditions and available pricing.

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

We believe that Core Earnings is a useful supplemental measure of our operating performance. The exclusion from Core Earnings of the items specified above allows investors and analysts to readily identify the operating results of the assets that form the core of our activity and assists in comparing those operating results between periods. Core Earnings is also the basis upon which the incentive fee to our Manager is calculated and was a key factor in determining the performance hurdle for the reimbursement of our Manager’s partial payment of the initial underwriting discounts and commissions (see “Business—Our Manager and the Management Agreement—Reimbursement of Manager’s Partial Payment of IPO Underwriting Discounts and Commissions”). Also, as some of our competitors use a similar supplemental measure, it facilitates comparisons of operating performance to other mortgage REITs. However, other mortgage REITs may use different methodologies to calculate Core Earnings, and accordingly, our Core Earnings may not be comparable to all other mortgage REITs.

Core Earnings does not represent cash flow from operations as defined by GAAP, should not be considered as an alternative to net income as defined by GAAP and is not indicative of cash available to fund all cash flow needs.

A reconciliation of our GAAP net income attributable to common stockholders to Core Earnings is presented below:

	Year Ended December 31,		Period from June 23, 2009 (Date of Inception) to
(In thousands)	2011	2010	December 31, 2009
GAAP net income (loss) attributable to common stockholders	$42,260	$17,731	$(400)
Adjustment to GAAP net income (loss) to reconcile to Core Earnings (Loss):
Noncash equity compensation expense	116	67	15
Incentive fee	349	—	—
Net unrealized loss on derivatives	518	—	—

	$43,243	$17,798	$(385)

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

Credit Risk

Our joint venture investments and loans receivable are subject to a high degree of credit risk. Credit risk is the exposure to loss from loan defaults. Default rates are subject to a wide variety of factors, including, but not limited to, borrower financial condition, property performance, property management, supply/demand factors, construction trends, consumer behavior, regional economics, interest rates, the strength of the U.S. economy, and other factors beyond our control. All loans are subject to a certain probability of default. We manage credit risk through the underwriting process, acquiring our investments at the appropriate discount to face value, if any, and establishing loss assumptions. We also carefully monitor the performance of the loans, including those held by the joint ventures, as well as external factors that may affect their value. For more information, see “Business—Risk Management.”

Interest Rate and Credit Curve Spread Risk

Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Credit curve spread risk is highly sensitive to the dynamics of the markets for commercial real estate loans and securities we hold. Excessive supply of these assets combined with reduced demand will cause the market to require a higher yield. This demand for higher yield will cause the market to use a higher spread over the U.S. Treasury securities yield curve, or other benchmark interest rates, to value these assets. The majority of the performing loans held by our unconsolidated joint ventures are fixed rate loans. As U.S. Treasury securities are priced to a higher yield and/or the spread to U.S. Treasuries used to price the assets increases, the price at which the joint ventures could sell some of the assets may decline. Conversely, as U.S. Treasury securities are priced to a lower yield and/or the spread to U.S. Treasuries used to price the assets decreases, the value of the loan portfolios may increase. In addition, fluctuations in LIBOR rates may affect the amount of interest expense we incur in connection with borrowings under our credit facility, which, based on our current debt ratio, incur interest expense at a per annum rate equal to the sum of, at our election, the one, two, three, six, or twelve-month LIBOR plus 3.5%. As of December 31, 2011, we had outstanding borrowings under the credit facility of $69 million bearing interest at 3.5% plus one month LIBOR, or a weighted average of 3.78%. Assuming no changes in the outstanding balance of our existing variable-rate debt as of December 31, 2011, a 100 basis point increase in the one-month LIBOR would increase our projected annual interest expense by approximately $0.7 million.

We carry our beneficial interests in debt securities and the associated embedded derivative liability at fair value, which is determined by discounting the expected cash flows using observable current and forward rates of a widely used index that closely follows the SIFMA Municipal Swap Index. A 100 basis point increase in the SIFMA Municipal Swap Index would decrease the fair value of the beneficial interests in debt securities by $1.5 million and decrease the fair value of the associated liability by $1.2 million.

As of December 31, 2011, we and our unconsolidated joint ventures did not have any interest rate hedges. However, in the future, we or our unconsolidated joint ventures may utilize a variety of financial instruments, including interest rate swaps, caps, floors and other interest rate exchange contracts, in order to limit the effects of fluctuations in interest rates on our operations. The use of these types of derivatives to hedge interest-earning assets and/or interest-bearing liabilities carries certain risks, including the risk that losses on a hedge position will reduce the funds available for distribution and that such losses may exceed the amount invested in such instruments. A hedge may not perform its intended purpose of offsetting losses of rising interest rates. Moreover, with respect to certain of the instruments used as hedges, we are exposed to the risk that the counterparties with which we trade may cease making markets and quoting prices in such instruments, which may render us unable to enter into an offsetting transaction with respect to an open position. If we anticipate that the income from any such hedging transaction will not be qualifying income for REIT income purposes, we may conduct all or part of our hedging activities through a to-be-formed corporate subsidiary that is fully subject to federal corporate income taxation. Our profitability may be adversely affected during any period as a result of changing interest rates.

Currency Risk

We have foreign currency rate exposures related to our equity investments in joint ventures which hold certain commercial real estate loan investments in Europe. Our sole currency exposure is to the Euro. Changes in currency rates can adversely affect the fair values and earnings of our non-U.S. holdings. As of December 31, 2011, we had approximately €35.6 million, or $46.1 million, in European investments. Net tax-effected accumulated foreign exchange loss on the European investments was approximately $4.3 million, or $2.5 million after hedge gain. A 1% change in the exchange rate would result in a $0.5 million increase or decrease in translation gain or loss on our investments in unconsolidated joint ventures. We mitigate this risk by utilizing currency instruments to hedge the capital portion of our foreign currency risk. The type of hedging instrument that we employed on our European investments was a costless collar (buying a protective put while writing an out-of-the-money covered call with a strike price at which the premium received is equal to the premium of the protective put purchased) which involved no initial capital outlay. The puts were structured with strike prices approximately 10% lower than our cost basis in such investments, thereby limiting any Euro related foreign exchange related fluctuations to approximately 10% of the original capital invested in the deal.

At December 31, 2011, we had ten outstanding collars with an aggregate notional amount of approximately €28 million. The maturity dates of such instruments approximate the projected dates of related cash flows for specific investments. Termination or maturity of currency hedging instruments may result in an obligation for payment to or from the counterparty to the hedging agreement. During the year ended December 31, 2011, terminations of collars hedging our net foreign investments resulted in a net cash disbursement of $252,000. We are exposed to credit loss in the event of non-performance by counterparties for these contracts. To manage this risk, we select major international banks and financial institutions as counterparties and perform a quarterly review of the financial health and stability of our trading counterparties. Based on our review as of December 31, 2011, we do not expect any counterparty to default on its obligations.

The following table summarizes the notional amounts and fair values of our collars as of December 31, 2011:

(In thousands, except exchange rates)
Hedged Asset	Notional Amount	Cap Range (USD/€)	Floor Range (USD/€)	Expiration Date	Net Fair Value
Investment in Colonial Investor	€7,800	1.627–1.635	1.340–1.350	December 2012	$760
Investment in Crystal Investor	940	1.300	1.100	June 2012–December 2012	(50)
Investment in Ford Investor	1,470	1.428–1.431	1.130	July 2013	(13)
Investment in Hunt Investor	17,750	1.500–1.510	1.290	July 2013–July 2015	1,074

	€27,960				$1,771

ITEM 8.    Financial Statements and Supplementary Data

The financial statements and the supplementary financial data required by this item appear in Item 15: Exhibits and Financial Statement Schedules.

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

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2011.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the fourth quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, we evaluated the effectiveness of our internal control over financial reporting using the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Colony Financial, Inc.

We have audited Colony Financial, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Colony Financial, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Colony Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Colony Financial, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for the years ended December 31, 2011 and 2010 and the period from June 23, 2009 (Date of Inception) to December 31, 2009 and our report dated March 9, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

March 9, 2012

ITEM	9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2011.

ITEM 11. Executive Compensation.

The information required by Item 11 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2011.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2011.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2011.

ITEM 14. Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2011.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

Financial Statements of Colony Financial, Inc.

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2011 and 2010	F-3
Consolidated Statements of Operations for the Years Ended December 31, 2011 and 2010 and the Period from June 23, 2009 (Date of Inception) to December 31, 2009	F-4
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2011 and 2010 and the Period from June 23, 2009 (Date of Inception) to December 31, 2009	F-5
Consolidated Statements of Equity for the Years Ended December 31, 2011 and 2010 and the Period from June 23, 2009 (Date of Inception) to December 31, 2009	F-6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010 and the Period from June 23, 2009 (Date of Inception) to December 31, 2009	F-7
Notes to Consolidated Financial Statements	F-9

Financial Statements of Significant Investees of Colony Financial, Inc.

Financial Statements of ColFin WLH Funding, LLC

Report of Independent Auditors	F-36
Balance Sheets as of December 31, 2011 (Unaudited) and 2010	F-37
Statements of Operations for the Years Ended December 31, 2011 (Unaudited) and 2010 and the Period from October 16, 2009 (Date of Inception) to December 31, 2009	F-38
Statements of Members’ Equity for the Years Ended December 31, 2011 (Unaudited) and 2010 and the Period from October 16, 2009 (Date of Inception) to December 31, 2009	F-39
Statements of Cash Flows for the Years Ended December 31, 2011 (Unaudited) and 2010 and the Period from October 16, 2009 (Date of Inception) to December 31, 2009	F-40
Notes to Financial Statements	F-41

Financial Statements of ColFin NW Funding, LLC

Report of Independent Auditors	F-44
Balance Sheets as of December 31, 2011 (Unaudited) and 2010	F-45
Statements of Operations for the Years Ended December 31, 2011 (Unaudited) and 2010 and the Period from November 24, 2009 (Date of Inception) to December 31, 2009	F-46
Statements of Members’ Equity for the Years Ended December 31, 2011 (Unaudited) and 2010 and the Period from November 24, 2009 (Date of Inception) to December 31, 2009	F-47
Statements of Cash Flows for the Years Ended December 31, 2011 (Unaudited) and 2010 and the Period from November 24, 2009 (Date of Inception) to December 31, 2009	F-48
Notes to Financial Statements	F-49

(b) Exhibits

The Exhibit Index attached hereto is incorporated by reference under this item.

(c) Schedules

All schedules are omitted because they are not applicable, or the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Colony Financial, Inc.

We have audited the accompanying consolidated balance sheets of Colony Financial, Inc. (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for the years ended December 31, 2011 and 2010 and the period from June 23, 2009 (Date of Inception) to December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Colony Financial, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for the years ended December 31, 2011 and 2010 and the period from June 23, 2009 (Date of Inception) to December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Colony Financial, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

March 9, 2012

COLONY FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2011	2010
ASSETS
Cash	$3,872	$66,245
Investments in unconsolidated joint ventures	443,500	248,750
Loans receivable, net	232,619	69,929
Beneficial interests in debt securities, available-for-sale, at fair value	32,427	—
Other assets	15,101	5,533

Total assets	$727,519	$390,457

LIABILITIES AND EQUITY
Liabilities:
Line of credit	$69,000	$20,000
Secured financing	13,845	14,000
Accrued and other liabilities	16,304	3,380
Due to affiliates	3,788	2,214
Dividends payable	11,092	6,084
Deferred underwriting discounts and commissions payable	—	11,500

Total liabilities	114,029	57,178

Commitments and contingencies (Note 15)

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 450,000,000 shares authorized, 32,624,889 and 17,384,000 shares issued and outstanding, respectively	326	174
Additional paid-in capital	599,470	330,777
Retained earnings	5,510	1,152
Accumulated other comprehensive (loss) income	(2,330)	936

Total stockholders’ equity	602,976	333,039
Noncontrolling interests	10,514	240

Total equity	613,490	333,279

Total liabilities and equity	$727,519	$390,457

The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,		Period from June 23, 2009 (Date of Inception) to December 31, 2009
	2011	2010
Income
Equity in income of unconsolidated joint ventures	$46,720	$24,227	$663
Interest income	16,775	3,158	428
Other income from affiliates	1,974	40	—

Total income	65,469	27,425	1,091

Expenses
Management fees	8,477	3,542	196
Investment expenses (including $1,719, $355 and $75 reimbursed to affiliates, respectively)	2,793	442	175
Interest expense	3,011	555	—
Administrative expenses (including $1,592, $1,656 and $302 reimbursed to affiliates, respectively)	5,780	5,343	1,118

Total expenses	20,061	9,882	1,489

Net unrealized loss on derivatives	(682)	—	—
Realized gain on sale of loan receivable	—	603	—
Foreign exchange loss, net of foreign currency hedges	(171)	(149)	—

Income (loss) before income taxes	44,555	17,997	(398)
Income tax provision	1,191	243	—

Net income (loss)	43,364	17,754	(398)
Net income attributable to noncontrolling interests	1,104	23	2

Net income (loss) attributable to common stockholders	$42,260	$17,731	$(400)

Net income (loss) per common share:
Basic	$1.47	$1.20	$(0.06)

Diluted	$1.46	$1.18	$(0.06)

Weighted average number of common shares outstanding:
Basic	28,732,200	14,716,200	6,963,000

Diluted	28,993,700	15,003,700	6,963,000

The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,		Period from June 23, 2009 (Date of Inception) to December 31, 2009
	2011	2010
Net income (loss)	$43,364	$17,754	$(398)
Other comprehensive income, net of tax:
Equity in other comprehensive (loss) income of unconsolidated joint venture	(1,031)	1,573	(135)
Equity in realized gain of unconsolidated joint venture reclassified from accumulated other comprehensive income	(823)	—	—
Unrealized gain on beneficial interests in debt securities	614	—	—
Change in fair value of derivative instruments designated as hedges	1,192	343	258
Foreign currency translation adjustments	(3,158)	(549)	(718)
Realized foreign exchange (gain) loss reclassified from accumulated other comprehensive income	(94)	192	—

Other comprehensive (loss) income	(3,300)	1,559	(595)

Comprehensive income (loss)	40,064	19,313	(993)
Comprehensive income (loss) attributable to noncontrolling interests	1,070	54	(1)

Comprehensive income (loss) attributable to common stockholders	$38,994	$19,259	$(992)

The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Retained (Distributions in Excess of) Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at June 23, 2009	—	$—	$—	$—	$—	$—	$—	$—
Net (loss) income	—	—	—	(400)	—	(400)	2	(398)
Other comprehensive loss	—	—	—	—	(592)	(592)	(3)	(595)
Initial capital contribution	1,000	—	1	—	—	1	—	1
Common stock offering	14,625,000	146	292,354	—	—	292,500	—	292,500
Underwriting and offering costs	—	—	(17,122)	—	—	(17,122)	—	(17,122)
Repurchase of common stock issued for initial capitalization	(1,000)	—	(1)	—	—	(1)	—	(1)
Share-based compensation	6,000	—	15	—	—	15	—	15
Contributions from noncontrolling interest	—	—	—	—	—	—	253	253
Distributions to noncontrolling interest	—	—	—	—	—	—	(212)	(212)
Dividends declared ($0.07 per share)	—	—	—	(1,024)	—	(1,024)	—	(1,024)

Balance at December 31, 2009	14,631,000	146	275,247	(1,424)	(592)	273,377	40	273,417
Net income	—	—	—	17,731	—	17,731	23	17,754
Other comprehensive income	—	—	—	—	1,528	1,528	31	1,559
Common stock offering	2,750,000	28	55,660	—	—	55,688	—	55,688
Offering costs	—	—	(197)	—	—	(197)	—	(197)
Share-based compensation	3,000	—	67	—	—	67	—	67
Contributions from noncontrolling interests	—	—	—	—	—	—	294	294
Distributions to noncontrolling interests	—	—	—	—	—	—	(148)	(148)
Dividends declared ($0.97 per share)	—	—	—	(15,155)	—	(15,155)	—	(15,155)

Balance at December 31, 2010	17,384,000	174	330,777	1,152	936	333,039	240	333,279
Net income	—	—	—	42,260	—	42,260	1,104	43,364
Other comprehensive loss	—	—	—	—	(3,266)	(3,266)	(34)	(3,300)
Common stock offering	15,350,000	153	283,822	—	—	283,975	—	283,975
Underwriting and offering costs	—	—	(12,268)	—	—	(12,268)	—	(12,268)
Issuance of shares in connection with:
Anti-dilution purchase price adjustment (Note 10)	175,000	2	(164)	—	—	(162)	—	(162)
Reimbursement of deferred underwriting discounts and commissions to Manager	287,500	3	5,747	—	—	5,750	—	5,750
Payment of incentive fee	5,989	—	88	—	—	88	—	88
Common stock repurchases	(580,600)	(6)	(8,648)	—	—	(8,654)		(8,654)
Share-based compensation	3,000	—	116	—	—	116	—	116
Contributions from noncontrolling interests	—	—	—	—	—	—	10,140	10,140
Distributions to noncontrolling interests	—	—	—	—	—	—	(936)	(936)
Dividends declared ($1.31 per share)	—	—	—	(37,902)	—	(37,902)	—	(37,902)

Balance at December 31, 2011	32,624,889	$326	$599,470	$5,510	$(2,330)	$602,976	$10,514	$613,490

The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,		Period from June 23, 2009 (Date of Inception) to December 31, 2009
	2011	2010
Cash Flows from Operating Activities
Net income (loss)	$43,364	$17,754	$(398)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of discount and net origination fees on purchased and originated loans	(1,332)	(1,275)	—
Paid-in-kind interest added to loan principal	(608)	—	—
Amortization of deferred financing costs	1,109	251	—
Equity in income of unconsolidated joint ventures	(46,720)	(24,227)	(663)
Distributions of income from unconsolidated joint ventures	25,959	16,296	52
Share-based payment	204	67	15
Unrealized loss on derivatives	682	—	—
Realized gain on sale of loan	—	(603)	—
Changes in operating assets and liabilities:
Increase in other assets	(1,802)	(515)	(127)
Increase in accrued and other liabilities	1,759	222	367
Increase in due to affiliates	1,574	1,738	369
Other adjustments, net	228	149	—

Net cash provided by (used in) operating activities	24,417	9,857	(385)

Cash Flows from Investing Activities
Contributions to unconsolidated joint ventures	(199,340)	(114,392)	(139,940)
Distributions from unconsolidated joint ventures	20,394	3,740	10,611
Investments in purchased loans receivable	(53,507)	(13,955)	—
Net disbursements on originated loans	(105,804)	(57,949)	—
Acquisition of beneficial interests in debt securities	(28,000)	—	—
Proceeds from sale of loan receivable	—	4,012	—
Other investing activities, net	(176)	(116)	—

Net cash used in investing activities	(366,433)	(178,660)	(129,329)

Cash Flows from Financing Activities
Proceeds from issuance of common stock, net	272,261	55,613	289,626
Dividends paid to common stockholders	(32,894)	(10,095)	—
Common stock repurchases	(8,654)	—	—
Line of credit borrowings	73,000	80,500	—
Line of credit repayments	(24,000)	(60,500)	—
Proceeds from secured financing	—	14,000	—
Payment of deferred financing costs	(2,204)	(1,817)	—
Payment of offering costs	(554)	(131)	(2,622)
Payment of deferred underwriting discounts and commissions	(5,750)	—	—
Contributions from noncontrolling interests	10,140	294	253
Distributions to noncontrolling interests	(936)	(148)	(212)
Other financing activities, net	(763)	—	(1)

Net cash provided by financing activities	279,646	77,716	287,044

Effect of exchange rates on cash	(3)	2	—

Net (decrease) increase in cash	(62,373)	(91,085)	157,330
Cash, beginning of period	66,245	157,330	—

Cash, end of period	$3,872	$66,245	$157,330

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,568	$301	$—

Cash paid for income taxes	$337	$434	$—

	Year Ended December 31,		Period from June 23, 2009 (Date of Inception) to December 31, 2009
	2011	2010

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends payable	$11,092	$6,084	$1,024

Derivative liability assumed for beneficial interests in debt securities	$4,122	$—	$—

Investments in loans receivable in accrued and other liabilities	$1,669	$—	$—

Deferred payment on investment in unconsolidated joint venture	$150	$—	$—

Deferred underwriting discounts and commissions payable	$—	$—	$11,500

The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

1. Organization

Colony Financial, Inc. (the “Company”) was organized on June 23, 2009 as a Maryland corporation for the purpose of acquiring, originating and managing commercial mortgage loans, which may be performing, sub-performing or non-performing loans (including loan-to-own strategies), and other commercial real estate-related debt investments. The Company has also acquired and is expected to continue to acquire other real estate and real estate-related assets. The Company completed the initial public offering (the “IPO”) and concurrent private placement of its common stock and commenced operations on September 29, 2009. The Company is managed by Colony Financial Manager, LLC (the “Manager”), a Delaware limited liability company, and an affiliate of the Company. The Company elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code commencing with its first taxable year ended December 31, 2009.

2. Significant Accounting Policies

The significant accounting policies of the Company and its unconsolidated joint ventures are described below.

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

The Company consolidates entities in which it retains a controlling financial interest or entities that meet the definition of a variable interest entity (“VIE”) for which the Company is deemed to be the primary beneficiary. In performing its analysis of whether it is the primary beneficiary, at initial investment and at each quarterly reporting period, the Company considers whether it individually has the power to direct the activities of the VIE that most significantly affect the entity’s performance and also has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The Company also considers whether it is a member of a related party group that collectively meets the power and benefits criteria and, if so, whether the Company is most closely associated with the VIE. In making that determination, the Company considers both qualitative and quantitative factors, including, but not limited to: the amount and characteristics of its investment relative to other investors; the obligation or likelihood for the Company or other investors to fund operating losses of the VIE; the Company’s and the other investors’ ability to control or significantly influence key decisions for the VIE, and the similarity and significance of the VIE’s business activities to those of the Company and the other investors. The determination of whether an entity is a VIE, and whether the Company is the primary beneficiary, involves significant judgments, including the determination of which activities most significantly affect the entities’ performance, estimates about the current and future fair values and performance of assets held by the VIE and/or general market conditions.

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

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers short-term, highly liquid investments with original maturities of three months or less to be cash equivalents. The Company did not have any cash equivalents at December 31, 2011 and 2010.

Investments in Unconsolidated Joint Ventures

The Company holds ownership interests in certain joint ventures. The Company evaluates its interest in these entities to determine whether they meet the definition of a VIE and whether the Company is required to consolidate these entities. In each case, the Company has determined that (1) the entity is not a VIE and the Company does not have a controlling financial interest, or (2) the entity is a VIE but the Company is not the primary beneficiary. Therefore, the Company is not required to consolidate these entities accounts for its investments in joint ventures using the equity method. Under the equity method, the Company initially records its investments at cost and adjusts for the Company’s proportionate share of net earnings or losses and other comprehensive income or loss, cash contributions made and distributions received, and other adjustments, as appropriate. Distributions of operating profit from the joint ventures are reported as part of operating cash flows. Distributions related to a capital transaction, such as a refinancing transaction or sale, are reported as investing activities.

The Company performs a quarterly evaluation of its investments in unconsolidated joint ventures to determine whether the fair value of each investment is less than the carrying value, and, if such decrease in value is deemed to be other-than-temporary, writes down the investment to fair value.

Loans Receivable

The Company and its unconsolidated joint ventures originate and purchase loans receivable. Originated loans are recorded at amortized cost, or the outstanding unpaid principal balance (“UPB”) less net deferred loan fees. Net deferred loan fees include unamortized origination and other fees charged to the borrower less direct incremental loan origination costs incurred by the Company. Purchased loans are recorded at amortized cost, or the UPB less unamortized purchase discount. Costs to purchase loans are expensed as incurred. Interest income is recognized based upon the contractual rate and the outstanding principal balance of the loans. Purchase discount or net deferred loan fees are amortized over the expected life of the loans using the effective yield method except on revolving loans, for which the straight-line method is used.

All of the Company’s purchased and originated loans receivable are classified as held-for-investment because the Company has the intent and ability to hold them for the foreseeable future.

Past Due Loans—The Company places loans on nonaccrual status when any portion of principal or interest is more than 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. When a loan is placed on nonaccrual status, the Company reverses the accrual for unpaid interest and does not recognize interest income until the cash is received and the loan returns to accrual status. Generally, a loan may be returned to accrual status when all delinquent principal and interest are brought current in accordance with the terms of the loan agreement and the borrower has met certain performance criteria.

Impairment—The Company evaluates its loans for impairment on a quarterly basis. The Company regularly analyzes the extent and effect of any credit migration from underwriting and the initial investment review associated with a loan’s performance and/or value of underlying collateral as well as the financial and operating capability of the borrower/sponsor. Specifically, a property’s operating results and any cash reserves are analyzed

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

and used to assess (i) whether cash from operations are sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan, and/or (iii) the property’s liquidation value. Where applicable, the Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. A loan is considered to be impaired when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. A loan is also considered to be impaired if it has been restructured in a troubled debt restructuring (“TDR”) involving a modification of terms as a concession resulting from the debtor’s financial difficulties. The Company measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the loan valuation is less than the recorded investment in the loan, a valuation allowance is established with a corresponding charge to allowance for loan loss.

Acquired Credit-Distressed Loans—The Company and its unconsolidated joint ventures acquire credit-distressed loans for which the Company or the joint venture expects to collect less than the contractual amounts due under the terms of the loan based, at least in part, on the assessment of the credit quality of the borrower. Acquired credit-distressed loans are recorded at the initial investment in the loans and accreted to the estimated cash flows expected to be collected measured at acquisition date. The excess of cash flows expected to be collected measured at acquisition date over the initial investment (“accretable yield”) is recognized in interest income over the remaining life of the loan using the effective interest method. Subsequent increases in cash flows expected to be collected are recognized prospectively through adjustment of yield over the remaining life of the loan. Decreases in cash flows expected to be collected result in a charge to provision for loan losses. The excess of contractually required payments at the acquisition date over expected cash flows (“nonaccretable difference”) is not recognized as an adjustment of yield, loss accrual or valuation allowance.

Acquired credit-distressed loans may be aggregated into pools based upon common risk characteristics, such as loan performance, collateral type and/or geographic location of the collateral. Once a loan pool is identified, a composite yield and estimate of cash flows expected to be collected (including expected prepayments) are used to recognize interest income. A loan resolution within a loan pool, which may involve the sale of the loan or foreclosure on the underlying collateral, results in removal of the loan at an allocated carrying amount that preserves the yield of the pool. A loan modified within a loan pool remains in the loan pool, with the effect of the modification incorporated into the expected future cash flows.

Investments in Debt Securities

The Company designates debt securities as held-to-maturity, available-for-sale, or trading depending upon its intent at the time of acquisition. The Company’s beneficial interests in debt securities are designated as available-for-sale and are presented at fair value. Unrealized gains or losses are included as a component of other comprehensive income or loss. Premiums or discounts are amortized or accreted into income using the effective interest method over the expected lives of the individual securities. The Company performs a quarterly assessment of its debt securities to determine whether a decline in fair value below amortized cost is other than temporary. Other-than-temporary impairment exists when it is probable that the Company will be unable to recover the entire amortized cost basis of the security. If the decline in fair value is deemed to be other than temporary, the security is written down to fair value which becomes the new cost basis and an impairment loss is recognized.

Other Assets

Other assets include the fair value of derivative instruments, deferred financing costs, restricted cash, deferred tax assets, interest receivable and prepaid expenses.

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

Deferred Financing Costs—Costs incurred in connection with the Company’s financing arrangements are recorded as deferred financing costs and included in other assets on the Company’s balance sheets. Deferred financing costs associated with the credit facility are amortized using the straight-line method over the expected term of the credit facility. Deferred financing costs associated with the secured financing are amortized using the interest method over the term of the financing. As of December 31, 2011 and 2010, $2.7 million and $1.6 million, respectively, of deferred financing costs are included in other assets, net of accumulated amortization of $1.4 million and $0.3 million, respectively.

Restricted Cash—Restricted cash primarily includes escrow deposits from borrowers for various purposes, including property taxes, insurance, replacement reserves and interest reserves, with a corresponding liability included in accrued and other liabilities. At December 31, 2011 and 2010, borrower escrow accounts of $6.5 million and $1.7 million, respectively, are included in other assets and accrued and other liabilities.

Secured Financing

The Company accounts for the proceeds from the assignment of an A-note participation on a mortgage loan as a financing transaction as the Company retained effective control over the original first mortgage loan. The interest on the entire mortgage loan is recognized as interest income and interest on the A-note is recognized as interest expense in the consolidated statements of operations.

Deferred Underwriting Discounts and Commissions

In connection with the IPO, the Manager paid $5.75 million in underwriting commissions on the Company’s behalf and the underwriters deferred $5.75 million of underwriting discounts and commissions. Both amounts were payable in the event that the Company met a defined performance hurdle rate. The deferred underwriting discounts and commissions, including amounts expected to be reimbursed to the Manager, were accrued as a liability as of the IPO date, as the Company had determined the likelihood of reimbursement of the Manager by the Company and payment to the underwriters to be probable and reasonably estimable. The Company settled the deferred underwriting discounts and commissions with the Manager and the underwriters in November 2011 (see Note 12).

Foreign Currency Translation

Investments in unconsolidated foreign joint ventures whose functional currency is the Euro are translated at the exchange rate on the balance sheet date. Income from investments in unconsolidated foreign joint ventures is translated at the average rate of exchange prevailing during the period such income was earned. Translation adjustments resulting from changes in exchange rates are recorded as other comprehensive income or loss. Foreign currency transaction gains and losses are recognized in net income when the Company receives distributions from unconsolidated foreign joint ventures.

Other Income

Other income primarily includes asset management fees earned by two wholly-owned subsidiaries of the Company that provide asset management services for two of the loan portfolios in which the Company has an equity interest. Asset management fees are recognized as earned.

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

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

Fair Value Measurement

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

The Company records certain financial instruments at fair value on a recurring basis when required by GAAP. The Company has not elected the fair value option for any other financial instruments. Such financial instruments are carried at cost while fair value is separately disclosed (see Note 9).

Share-Based Compensation

The Company recognizes compensation cost related to share-based awards to directors based upon their fair values on the grant date. The compensation cost related to share-based awards is amortized on a straight-line basis over the requisite service period, which is generally the vesting period of the awards.

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

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

Income Taxes

The Company elected to be taxed as a REIT, commencing with the Company’s initial taxable year ended December 31, 2009. A REIT is generally not subject to corporate level federal and state income tax on net income it distributes to its stockholders. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute at least 90% of its REIT taxable income to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal and state income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, it and its subsidiaries may be subject to certain federal, state, local and foreign taxes on its income and property and to federal income and excise taxes on its undistributed taxable income.

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

The Company periodically evaluates it tax positions to evaluate whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of December 31, 2011 and 2010, the Company has not established a liability for uncertain tax positions.

Segment Reporting

The Company is a REIT focused on acquiring and originating commercial mortgage loans and other commercial real estate-related debt investments and currently operates as a single reportable segment.

Concentration of Risk

The Company maintains its cash accounts in a number of commercial banks. Accounts at these banks are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to $250,000. At various times during the year, the Company had deposits in excess of the FDIC insured limit.

Certain of the Company’s investments in unconsolidated joint ventures individually represent greater than 10% of total assets or generated greater than 10% of total income (Note 3).

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

Recent Accounting Updates

Receivables—In April 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance for evaluating whether a restructuring of a receivable by a creditor constitutes a TDR. The new guidance requires that, in making such an evaluation, the creditor must separately conclude that (1) the restructuring constitutes a concession and (2) the debtor is experiencing financial difficulties, and clarifies the guidance on reaching such conclusions. It also clarifies that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a TDR. The Company adopted the new guidance in the three months ended September 30, 2011, and applied its provisions retrospectively to the beginning of 2011. The adoption of this guidance did not have a significant effect on the Company’s consolidated financial position, results of operations or cash flows.

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

Comprehensive Income—In June 2011, the FASB issued new guidance on the presentation of comprehensive income. The new guidance eliminates the option to present the components of other comprehensive income in the statement of changes in equity and requires the presentation of net income and other comprehensive income (and their respective components) either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance changes the presentation of comprehensive income, but not the components that are recognized in net income or other comprehensive income. The Company adopted the new presentation requirement in 2011 by presenting its net income and comprehensive income in two separate but consecutive statements for all periods presented. In December 2011, the FASB deferred the portion of the new guidance that would have required the presentation of reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements.

3. Investments in Unconsolidated Joint Ventures

Pursuant to an investment allocation agreement between the Company, the Manager and Colony Capital, LLC (“Colony Capital”), the sole member of the Manager, many of the Company’s investments have been structured as joint ventures with one or more private investment funds or other investment vehicles managed by Colony Capital or its affiliates. The joint ventures are generally capitalized through equity contributions from the members, although certain investments are leveraged through various financing arrangements. The Company’s exposure to the joint ventures is limited to amounts invested or committed to the joint ventures at inception, and neither the Company nor the other investors are required to provide financial or other support in excess of their capital commitments.

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

The Company’s investments in unconsolidated joint ventures as of December 31, 2011 are summarized below:

(Amounts in thousands)
Joint Ventures	Investment Description	Ownership Percentage	Carrying Value
ColFin Bulls Funding A, LLC, ColFin Bulls Funding B, LLC and Colony AMC Bulls, LLC	Acquisition of approximately 650 credit-distressed loans consisting of substantially all first mortgage recourse commercial real estate loans	32.5%	$63,699
ColFin WLH Funding, LLC	Origination of senior secured term loan secured by first mortgages on residential land and security interests in cash and other assets	24.0%	52,416
ColFin NW Funding, LLC	Acquisition of 25 credit-distressed first mortgage loans secured by commercial real estate	37.9%	51,396
ColFin DB Guarantor, LLC and Colony AMC DB, LLC	Structured acquisition in a joint venture with the FDIC of approximately 1,200 credit-distressed loans secured mostly by commercial real estate	33.3%	37,710
ColFin 2011 CRE Holdco, LLC and Colony AMC 2011 CRE, LLC	Structured acquisition in a joint venture with the FDIC of approximately 760 credit-distressed loans secured mostly by commercial real estate	44.4%	34,728
ColFin Hunt Holdco A, LLC and ColFin Hunt Holdco B, LLC	Acquisition of 5 non-performing first mortgage loans secured by commercial real estate located in Germany	37.9%	27,714
ColFin FRB Investor, LLC	Equity ownership in financial institution with approximately $28 billion of assets	5.9%	21,848
ColFin Mira Mezz Funding, LLC	Origination of senior first mortgage and mezzanine loans secured by all assets of a destination spa resort located in Arizona	50.0%	17,484
ColFin 666 Funding, LLC	Acquisition of a first mortgage pari-passu participation interest secured by Class A midtown Manhattan office building	33.3%	16,578
ColFin Bow Funding A, LLC, ColFin Bow Funding B, LLC and Colony AMC Bow, LLC	Acquisition of 63 credit-distressed loans consisting of substantially all first mortgage recourse commercial real estate loans	50.0%	14,469
ColFin Inland Funding, LLC and ColFin Inland Investor, LLC	Origination of first mortgage loan secured by a Southern California master planned development and equity participation rights	50.0%	14,176

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

(Amounts in thousands)
Joint Ventures	Investment Description	Ownership Percentage	Carrying Value
ColFin Axle Funding, LLC	Structured acquisition in a joint venture with the FDIC of approximately 1,660 credit-distressed loans consisting of substantially all first mortgage recourse commercial real estate loans	4.5%	11,822
Colony Funds Sants S.à r.l.	Syndicated senior secured loan to a Spanish commercial real estate company	5.1%	11,611
ColFin ALS Funding, LLC	Origination of recourse loan secured by first liens on two West Village Manhattan townhomes and a photography catalogue	33.3%	11,093
ColFin 2011 ADC Funding, LLC and Colony AMC 2011 ADC, LLC	Structured acquisition in a joint venture with the FDIC of approximately 1,500 credit-distressed loans secured mostly by commercial real estate	15.2%	10,159
ColFin 2011-2 CRE Holdco, LLC and Colony AMC 2011-2 CRE, LLC	Structured acquisition in a joint venture with the FDIC of approximately 310 credit-distressed loans consisting of substantially all first mortgage recourse commercial real estate loans	24.7%	7,753
ColFin GNE Loan Funding, LLC	Origination of senior secured loan secured by assets of a commercial real estate advisory firm and its affiliates	50.0%	7,350
C-VIII CDCF CFI MBS Investor, LLC	Senior bond secured by seasoned CMBS bonds, U.S. Treasuries and a B-note	33.3%	5,036
Other unconsolidated joint ventures (investments less than $5 million current carrying value)		10.6 to 33.3%	26,458

			$443,500

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

Activity in the Company’s investments in unconsolidated joint ventures is summarized below:

(In thousands)	2011	2010
Balance at January 1	$248,750	$129,087
Contributions	199,490	114,392
Distributions	(46,353)	(20,036)
Equity in net income	46,720	24,227
Equity in other comprehensive (loss) income	(1,031)	1,573
Equity in realized gain reclassified from accumulated other comprehensive income	(823)	—
Foreign currency translation loss	(3,253)	(493)

Balance at December 31	$443,500	$248,750

Combined condensed balance sheets and statements of operations for all unconsolidated joint ventures are presented below:

Combined Condensed Balance Sheets of Unconsolidated Joint Ventures

	December 31,
(In thousands)	2011	2010
Assets:
Cash and cash equivalents	$97,157	$23,612
Loans receivable, net	2,713,380	2,053,847
Available-for-sale investment securities	14,820	56,817
Investments in unconsolidated joint ventures	589,246	641,125
Other assets	698,682	197,632

Total assets	$4,113,285	$2,973,033

Liabilities:
Debt	$1,151,237	$850,145
Other liabilities	28,031	12,649

Total liabilities	1,179,268	862,794
Owners’ equity	2,096,352	1,565,278
Noncontrolling interest	837,665	544,961

Total liabilities and equity	$4,113,285	$2,973,033

Company’s share of equity	$443,500	$248,750

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

Combined Condensed Statements of Operations of Unconsolidated Joint Ventures

	Year Ended December 31,		Period from June 23, 2009 (Date of Inception) to December 31, 2009
(In thousands)	2011	2010
Income:
Interest income	$320,409	$134,061	$5,569
Equity in income of unconsolidated joint ventures	75,953	44,734	1,125
Other	20,960	4,617	339

Total income	417,322	183,412	7,033

Expenses:
Interest expense	26,950	15,181	206
Other (including $7,667, $393 and $0 reimbursed to affiliates, respectively)	72,330	24,726	11,758

Total expenses	99,280	39,907	11,964

Other income:
Realized and unrealized gain on investments, net	71,651	16,813	—

Net income (loss)	389,693	160,318	(4,931)
Net income attributable to noncontrolling interest	81,439	21,291	—

Net income (loss) attributable to members	$308,254	$139,027	$(4,931)

Company’s equity in net income (loss)	$46,720	$24,227	$663

The following table summarizes the investments that individually generated greater than 10% of the Company’s total income:

	Year Ended December 31,				Period from June 23, 2009 (Date of Inception) to December 31, 2009
	2011		2010
(Amounts in thousands)	Equity in Income	% of Total Income	Equity in Income	% of Total Income	Equity in Income	% of Total Income
ColFin FRB Funding, LLC	$7,793	12%	*	*	*	*
ColFin WLH Funding, LLC	7,916	12%	$7,582	28%	$997	91%
ColFin NW Funding, LLC	*	*	5,445	20%	*	*

*	The investment individually generated less than 10% of the Company’s total income for the period indicated.

As of December 31, 2010, the Company’s investments in ColFin NW Funding, LLC and ColFin WLH Funding, LLC individually exceeded 10% of the Company’s total assets and represented approximately 26% of total assets. No single investment represented greater than 10% of total assets at December 31, 2011.

Related Party Transactions of Unconsolidated Joint Ventures—The Company has unconsolidated equity ownership interests in asset management companies (each an “AMC”) that provide management services to certain of its unconsolidated joint ventures. The AMCs earn annual management fees equal to 50 to 75 basis points times the UPB of each loan portfolio and are responsible for the payment of allocations of compensation, overhead and direct costs incurred by an affiliate of the Manager pursuant to a cost allocation arrangement.

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

Certain unconsolidated joint ventures reimburse Colony Capital and its affiliates for expenses incurred on their behalf. For the years ended December 31, 2011 and 2010, the joint ventures, including AMCs, were allocated approximately $7.7 million and $0.4 million, respectively, in expenses from such affiliates of the Manager. The Company’s proportionate share, based upon its percentage interests in the joint ventures, was $1.6 million and $0.1 million, respectively. No amounts were allocated to the joint ventures for the period from June 23, 2009 (date of inception) to December 31, 2009.

4. Loans Receivable

The following table summarizes the Company’s loans held for investment:

	December 31, 2011				December 31, 2010
(In thousands)	Principal	Carrying Amount	Weighted Average Coupon	Weighted Average Maturity in Years	Principal	Carrying Amount	Weighted Average Coupon	Weighted Average Maturity in Years
Performing loans:
Whole mortgage loans	$106,728	$105,580	10.3%	4.4	$20,750	$20,699	8.0%	4.9
Mezzanine loans	97,500	97,427	10.6%	4.3	50,474	49,230	9.7%	3.7

	204,228	203,007			71,224	69,929
Nonperforming loans:
Mezzanine loans	25,989	29,612			—	—

	$230,217	$232,619			$71,224	$69,929

The following table presents certain information about the Company’s loans as of December 31, 2011.

($ in thousands)
Loan / Collateral Description / Location	Prior Liens(1)	Payment Terms(2)		Principal	Carrying Amount	Delinquent Amount	Interest Rate		Maturity Date
Performing Loans
First mortgage:
2100 Grand / Office / El Segundo, CA	$—	P&I		$20,520	$20,474	$—	8.00%		Jan-16
Manhattan Landmark Buildings / Mixed-use / New York, NY	—	I/O	*	39,708	39,260	—	11.00	%(3)	Apr-16
Luxury Destination Club / Residential units / HI, NV, NY	—	I/O		46,500	45,846	—	10.75%		Sept-16
Mezzanine:
Centro Mezz 1, 3 & 4 / Retail / USA	1,100,000	I/O		60,000	60,000	—	9.75	%(3)	Jul-16
Extended Stay Jr. Mezz / Hotels / USA	2,324,300	I/O		37,500	37,427	—	12.00%		Nov-15

Nonperforming Loans
Hotel Portfolio Mezz 1 & 2 / Hotels / USA	164,000	I/O		25,989	29,612	25,989	7.51	%(4)	Aug-11

	$3,588,300			$230,217	$232,619	$25,989

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

(1)	Prior liens represent loan amounts owned by third parties that are senior to the Company’s subordinated or mezzanine positions and are approximate. The Company originated and subsequently assigned the 2100 Grand first mortgage loan to a third party while retaining a subordinated B-note participation in a financing transaction. Centro Mezzanine 1 is subordinate to a $1 billion mortgage loan held by third parties; Centro Mezzanine 3 and Centro Mezzanine 4 are subordinate to a second mezzanine loan held by third parties.
(2)	P&I = principal and interest; I/O = interest only; I/O* = currently interest only with principal payments beginning in Apr-2013
(3)	Blended rate
(4)	Blended default rate

Except for the nonperforming loans listed above, all loans were paying in accordance with their terms. There were no TDRs during the years ended December 31, 2011 and 2010 or for the period from June 23, 2009 (date of inception) to December 31, 2009. The Company’s investments in nonperforming loans comprise two mezzanine loans to a hotel group as described below:

In August 2011, the Company purchased a one-third interest in a nonperforming $39.0 million first mezzanine loan to JER/Jameson Mezz Borrower I LLC (the “Mezz 1 Borrower”) at par value plus accrued interest thereon. The Company’s pro rata share of the investment was approximately $13.0 million. The loan is collateralized by a pledge of equity in the Mezz 1 Borrower, an entity that indirectly owns a portfolio of 103 limited service hotels located in twelve states across the United States (the “Properties”). The Company had previously acquired a one-third interest in a second mezzanine loan to JER/Jameson Mezz Borrower II LLC (the “Mezz 2 Borrower”) for the same portfolio in April 2010. The remaining two-thirds interests in the first and second mezzanine loans were purchased by an investment fund managed by an affiliate of the Manager. Both mezzanine loans matured on August 9, 2011 and were delinquent as of December 31, 2011.

The Company and the co-investment fund (collectively, the “JIH Lenders”) had initially intended to foreclose on their collateral in October 2011. This was delayed due to the Mezz 2 Borrower filing for bankruptcy, which imposed an automatic stay on the lenders’ ability to exercise remedies. This was followed by bankruptcy filings by the Mezz 1 Borrower and by the direct owners of the assets and its general partner. In December 2011, the JIH Lenders were successful in their motion to have the Mezz 2 Borrower’s bankruptcy filing dismissed and the automatic stay lifted, thereby permitting the consummation of the foreclosure. On January 9, 2012, the JIH Lenders completed the foreclosure and assigned their rights as winning bidder to ColFin JIH Propco, LLC (“JIH Propco”), an unconsolidated joint venture in which the Company owns a one-third interest. As a result, JIH Propco now owns 100% of the indirect equity interests in the entities that own and operate the Properties.

The Company’s carrying amount in the mezzanine loans as of December 31, 2011 includes the costs to enforce its rights as lender in connection with the foreclosure. Although both mezzanine loans were impaired as of December 31, 2011, no allowance for loss was recorded, since following the January 2012 foreclosure, the Company’s investment in the second mezzanine loan was contributed to JIH Propco for its one-third interest in JIH Propco.

The Company’s average recorded investment in impaired loans for the year ended December 31, 2011 was $12.3 million and no interest income was recognized within the period that the loans were impaired. The Company had no recorded investment in impaired loans during the year ended December 31, 2010 or for the period from June 23, 2009 (date of inception) to December 31, 2009.

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

Activity in loans held for investment is summarized below:

(In thousands)	2011	2010
Balance at January 1	$69,929	$—
Investments in acquired and originated loans	160,980	72,063
Paid-in-kind interest added to loan principal	608	—
Discount and net loan fee amortization	1,332	1,275
Principal repayments/loan sales	(230)	(3,409)

Balance at December 31	$232,619	$69,929

Scheduled principal payments required under the loan agreements for performing loans as of December 31, 2011 are as follows:

Year Ending December 31,	(In thousands)
2012	$262
2013	1,414
2014	1,814
2015	39,340
2016	161,398

Total	$204,228

5. Beneficial Interests in Debt Securities

On June 30, 2011, the Company, through a 99%-owned joint venture with a strategic partner, acquired $28 million in beneficial interests in a series of tax-exempt bonds with an aggregate principal amount of $40.4 million. The bonds are secured by a multifamily property located in Georgia. At closing, the bonds financed the acquisition of the property by an institutional real estate firm. The $28 million in beneficial interests, in the form of senior certificates, were acquired at par but had an estimated fair value of $32.1 million at acquisition. The bonds have a six-year term, bear interest at a fixed rate of 7.125%, require semi-annual interest payments which commenced on December 1, 2011 and may be prepaid, subject to certain fees. The beneficial interests in debt securities are classified as available-for-sale and stated at estimated fair value, with changes reflected in other comprehensive income or loss. At December 31, 2011, the beneficial interests in debt securities had an amortized cost of $31.8 million and unrealized gain of $0.6 million, which is included in accumulated other comprehensive income.

Activity in the Company’s beneficial interests in debt securities is summarized below:

(In thousands)
Balance at December 31, 2010	$—
Acquisitions	32,122
Premium amortization	(309)
Unrealized gain	614

Balance at December 31, 2011	$32,427

Concurrently with the acquisition of beneficial interests in debt securities, the Company’s strategic partner entered into a separate interest rate swap agreement with the borrower which, in conjunction with a special contribution/

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

distribution arrangement with the joint venture, will result in a net current yield to the joint venture of the Securities Industry and Financial Markets Association (“SIFMA”) Municipal Swap Index plus 3.25% per annum (3.35% at December 31, 2011). The Company determined that the special contribution/distribution arrangement is an embedded derivative that meets the criteria for bifurcation and recorded a derivative liability. The bifurcated derivative does not qualify as a hedging instrument, so changes in the estimated fair value of the derivative are recognized in net unrealized gain (loss) on derivatives. For the year ended December 31, 2011, unrealized loss of $0.6 million is included in net unrealized loss on derivatives in the accompanying statement of operations.

6. Credit Agreement

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

The amount available for draw is limited to 3.5 times the annualized cash income (as defined in the Credit Agreement) from eligible assets. To be included in the borrowing capacity, an asset must meet certain criteria, including being free of all liens and pledges and, when taken with all other borrowing base assets, the average time to maturity must be at least 3.5 years. At December 31, 2011, the maximum amount available for draw was $142.7 million, of which $69 million was drawn.

Advances under the Credit Agreement accrue interest at a per annum rate equal to the sum of, at the Company’s election, the one, two, three, or six month LIBOR plus 3.50% or 3.75%, depending on a leverage ratio as defined in the Credit Agreement. At December 31, 2011, the applicable spread was 3.5% and the Company had outstanding borrowings bearing weighted average interest at 3.78%. The Company also pays a commitment fee of 0.5% or 0.4% of the unused amount (0.5% at December 31, 2011), depending on usage.

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

The Credit Agreement and the Guaranty contain various affirmative and negative covenants, including financial covenants that require the Company to maintain minimum tangible net worth and liquidity levels and financial ratios, as defined in the Credit Agreement. At December 31, 2011, the Company was in compliance with all of these financial covenants.

The Credit Agreement also includes customary events of default, in certain cases subject to reasonable and customary periods to cure, including but not limited to: failure to make payments when due; breach of covenants; breach of representations and warranties; insolvency proceedings; certain judgments and attachments; change of control; and failure to maintain status as a REIT. The occurrence of an event of default may result in the

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

termination of the credit facility, accelerate the Company’s repayment obligations, in certain cases limit the Company’s ability to make distributions, and allow the lenders to exercise all rights and remedies available to them with respect to the collateral. There have been no events of default since the inception of the credit facility.

7. Secured Financing

On December 23, 2010, the Company assigned a $20.75 million first mortgage it originated to a third party in exchange for $14 million in proceeds, and retained a $6.75 million subordinated B-note participation. The Company accounted for the assignment as a financing transaction, as the Company retained effective control over the original first mortgage loan and, accordingly, it did not meet the criteria of a loan sale. The A-note holder receives interest at 4.85% per annum, which is recognized as interest expense in the Company’s consolidated statements of operations. Principal payments due under the original mortgage loan are allocated to the A-note holder and B-note holder in proportion to their participation interests.

Scheduled principal payments attributable to the A-note holder under the secured financing arrangement as of December 31, 2011 are as follows:

Year Ending December 31,	(In thousands)
2012	$177
2013	195
2014	212
2015	229
2016	13,032

Total	$13,845

8. Derivative Instruments

The Company has investments in five unconsolidated joint ventures denominated in Euro that expose the Company to foreign currency risk. At December 31, 2011 and 2010, the Company’s net investments in such joint ventures totaled approximately €35.6 million, or $46.1 million, and €17.4 million, or $23.3 million, respectively. The Company generally uses collars (consisting of caps and floors) without upfront premium costs to hedge the foreign currency exposure of its net investments and does not anticipate entering into derivative transactions for speculative or trading purposes. At December 31, 2011, the total notional amount of the collars is approximately €28 million with termination dates ranging from June 2012 to July 2015.

The fair values of derivative instruments included in the Company’s consolidated balance sheets are as follows:

(In thousands)	December 31,
	2011	2010
Assets
Foreign exchange contracts designated as hedging instruments included in other assets	$2,887	$1,160

Liabilities
Foreign exchange contracts designated as hedging instruments included in accrued and other liabilities	$1,116	$636
Embedded derivative liability included in accrued and other liabilities (Note 5)	4,204	—

	$5,320	$636

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

For the years ended December 31, 2011 and 2010, net settlement (loss) gain on foreign currency collars of $(252,000) and $43,000, respectively, was reclassified from accumulated other comprehensive income and is offset against net foreign exchange gain (loss) in the consolidated statements of operations. There were no settlements of foreign currency collars for the period from June 23, 2009 (date of inception) to December 31, 2009. No gain or loss was recognized due to hedge ineffectiveness.

Certain counterparties to the derivative instruments require the Company to deposit cash or other eligible collateral for derivative financial liabilities exceeding $100,000. As of December 31, 2011, the Company had $10,000 on deposit related to these agreements, which is included in other assets in the accompanying balance sheet.

9. Fair Value Measurements

Financial Instruments Reported at Fair Value

The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis. The following table summarizes the fair values of those assets and liabilities:

	December 31, 2011				December 31, 2010
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Beneficial interests in debt securities	$—	$32,427	$—	$32,427	$—	$—	$—	$—
Foreign exchange contracts	—	2,887	—	2,887	—	1,160	—	1,160

	$—	$35,314	$—	$35,314	$—	$1,160	$—	$1,160

Liabilities
Foreign exchange contracts	$—	$1,116	$—	$1,116	$—	$636	$—	$636
Embedded derivative liability associated with beneficial interests in debt securities	—	4,204	—	4,204	—	—	—	—

	$—	$5,320	$—	$5,320	$—	$636	$—	$636

The fair value of the beneficial interests in debt securities and the associated embedded derivative liability were determined by discounting the expected cash flows using observable current and forward rates of a widely used index that closely follows the SIFMA Municipal Swap Index. The fair values of foreign exchange contracts are determined by discounting the expected cash flow of each derivative instrument based on forecast foreign exchange rates. This analysis reflects the contractual terms of the derivatives, observable market-based inputs, and credit valuation adjustments to appropriately reflect the non-performance risk for both the Company and the respective counterparty. The Company has determined that the majority of inputs used to value its derivative financial instruments fall within Level 2 of the fair value hierarchy. Although credit valuation adjustments, such as the risk of default, rely on Level 3 inputs, the Company has determined that these inputs are not significant to the overall valuation of its derivatives. As a result, derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

Fair Value Disclosure of Financial Instruments Reported at Cost

The Company and its unconsolidated joint ventures estimate the fair value of financial instruments carried at historical cost on a quarterly basis. These instruments are recorded at fair value only if they are impaired. No impairment charges were recognized during the years ended December 31, 2011 and 2010 or for the period from June 23, 2009 (date of inception) to December 31, 2009. In cases where quoted market prices are not available, fair values are estimated using inputs such as discounted cash flow projections, market comparables, dealer quotes and other quantitative and qualitative factors. Fair values of investments in unconsolidated joint ventures are primarily derived by applying the Company’s ownership interest to the fair value of the underlying assets and liabilities of each joint venture. The Company’s proportionate share of each joint venture’s fair value approximates the Company’s fair value of the investment as the timing of cash flows of the joint venture does not deviate materially from the timing of cash flows the Company receives from the joint venture. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different assumptions or methodologies could have a material effect on the estimated fair value amounts.

The carrying values of interest receivable and accrued and other liabilities approximate their fair values due to their short term nature. At December 31, 2011 and 2010, the carrying value of the line of credit approximates its fair value as its contractual rate approximates the market rate of interest for similar instruments that would be available to the Company. The fair value of secured debt at December 31, 2011 was estimated by discounting expected future cash outlays at current interest rates available for similar instruments. At December 31, 2010, carrying value approximated fair value as the financing was obtained shortly before the balance sheet date.

The following table presents the estimated fair values and carrying values of the Company’s financial instruments carried at cost:

	December 31, 2011		December 31, 2010
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets
Investments in unconsolidated joint ventures	$482,839	$443,500	$289,090	$248,750
Loans receivable, net	235,050	232,619	71,399	69,929
Liabilities
Line of credit	69,000	69,000	20,000	20,000
Secured financing	13,900	13,845	14,000	14,000

10. Stockholders’ Equity

The Company’s authorized capital stock consists of 50,000,000 shares of preferred stock, $0.01 par value per share, and 450,000,000 shares of common stock, $0.01 par value per share.

2011 Common Stock Offering

In April 2011, the Company completed an underwritten public offering of 15,350,000 shares of the Company’s common stock for $18.50 per share for an aggregate offering price of $284.0 million (the “2011 Common Stock Offering”) and received proceeds of $272.3 million, net of underwriting discounts and commissions. The Company also incurred approximately $0.6 million in other offering costs. Total offering costs of $12.3 million, including the underwriting discounts and commissions, were recorded as a reduction of additional paid-in capital (“APIC”) upon completion of the 2011 Common Stock Offering.

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

2010 Private Placement

In December 2010, the Company sold 2,750,000 shares of its common stock at a price per share of $20.25 to certain institutional investors (the “Investors”) in a private placement (“2010 Private Placement”), resulting in total proceeds of $55.7 million. In connection with the 2010 Private Placement, the Investors were granted a right to participate in offerings of the Company’s common stock or common stock equivalents that occurred on or before December 20, 2011, the one-year anniversary of the closing of the 2010 Private Placement (the “Participation Period”), subject to such Investors continuing to own the shares acquired in the 2010 Private Placement. The participation right allowed the Investors to maintain their percentage ownership interest in the Company calculated immediately prior to such offerings (subject to certain limitations). In addition, if any such offering during the Participation Period was for a per share price less than the then-prevailing adjusted purchase price (which was to be adjusted from time to time as a result of, among other things, special dividends, stock splits and other similar events), the Company was required to make a payment to any Investors who continued to own shares acquired in the 2010 Private Placement to reduce the aggregate purchase price of the 2010 Private Placement to the subsequent offering price (“Anti-Dilution Purchase Price Adjustment”). The Anti-Dilution Purchase Price Adjustment was accounted for as a component of stockholders’ equity, as it was not legally detachable or separately exercisable from the common stock sold in the private placement and met the criteria for equity classification.

Certain of the Investors participated in the 2011 Common Stock Offering as selling stockholders and sold all of the shares that they had acquired in the 2010 Private Placement. As a result, such Investors forfeited their right to receive an Anti-Dilution Purchase Price Adjustment in connection with the 2011 Common Stock Offering and all other rights received in the 2010 Private Placement.

As a result of the Company offering shares of its common stock in the 2011 Common Stock Offering at a per share price of $18.50, the Company was obligated to make an Anti-Dilution Purchase Price Adjustment to certain of the Investors. Concurrently with completion of the 2011 Common Stock Offering, the Company issued 175,000 shares of its common stock valued at $18.50 per share and made an aggregate cash payment of $162,500 to certain Investors for a total Anti-Dilution Purchase Price Adjustment of $3.4 million. The increase in APIC resulting from the issuance of 175,000 shares of common stock was fully offset by a corresponding decrease in APIC related to the 2010 Private Placement.

Shares Issued to Manager

In November 2011, the Company issued 287,500 shares of its common stock to the Manager as reimbursement of its partial payment of initial underwriting discounts and commissions in connection with the IPO. Also in November 2011, the Company issued 5,989 shares of its common stock to the Manager in full payment of the incentive fee earned by the Manager during the third quarter of 2011. See Note 12.

Dividend Reinvestment and Direct Stock Purchase Plan

In December 2011, the Company announced its Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”). The DRIP Plan provides existing common stockholders and other investors the opportunity to purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on their shares of the Company’s common stock or making optional cash purchases within specified parameters. The DRIP Plan acquires shares either in the open market, directly from the Company as newly issued common stock, or in privately negotiated transactions with third parties. As of December 31, 2011, no shares had been acquired under the DRIP Plan from the Company in the form of new issuances.

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

Common Stock Repurchases

In August 2011, the board of directors authorized a common stock repurchase program pursuant to which the Company may repurchase up to $50 million of its outstanding shares of common stock over a twelve-month period. Under the program, the Company may repurchase shares of its common stock in the open market or through privately negotiated transactions. During the year ended December 31, 2011, the Company repurchased 580,600 shares of its common stock at an aggregate cost of $8.7 million including commissions, or a weighted-average cost of $14.90 per share. Repurchases of common stock reduce the common stock account for the par value and APIC for the excess of cost over par value.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income (loss) attributable to the stockholders are as follows:

(In thousands)	December 31,
	2011	2010
Equity in accumulated other comprehensive (loss) income of unconsolidated joint venture	$(406)	$1,410
Unrealized gain on beneficial interests in debt securities	611	—
Unrealized loss on fair value of derivative instruments designated as hedges, net of tax effect	1,793	601
Unrealized loss on foreign currency translation, net of tax effect	(4,328)	(1,075)

	$(2,330)	$936

11. Earnings per Share

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

	Year Ended December 31,		Period from June 23, 2009 (Date of Inception) to December 31, 2009
(In thousands, except share and per share data)	2011	2010
Numerator:
Net income (loss)	$43,364	$17,754	$(398)
Net income attributable to noncontrolling interest	(1,104)	(23)	(2)

Net income (loss) attributable to common stockholders	42,260	17,731	(400)
Net income allocated to participating securities (nonvested shares)	(8)	(6)	—

Numerator for basic and diluted net income (loss) allocated to common stockholders	$42,252	$17,725	$(400)

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

	Year Ended December 31,		Period from June 23, 2009 (Date of Inception) to December 31, 2009
(In thousands, except share and per share data)	2011	2010
Denominator:
Basic weighted average number of common shares outstanding	28,732,200	14,716,200	6,963,000
Weighted average effect of dilutive shares(1)	261,500	287,500	—

Dilutive weighted average number of common shares outstanding	28,993,700	15,003,700	6,963,000

Earnings per share:
Net income (loss) attributable to common stockholders per share—basic	$1.47	$1.20	$(0.06)

Net income (loss) attributable to common stockholders per share—diluted	$1.46	$1.18	$(0.06)

(1)	For the years ended December 31, 2011 and 2010, weighted average dilutive shares include the effect of 287,500 shares of common stock issuable for reimbursement of the Manager’s partial payment of underwriting discounts and commissions incurred in connection with the IPO (Note 12). For the year ended December 31, 2011, weighted average dilutive shares include the effect of approximately 6,000 shares of common stock issuable to the Manager for incentive fees incurred for the period (Note 12). For the period from June 23, 2009 (date of inception) to December 31, 2009, excluded from the calculation of diluted loss per share is 137,000 weighted average dilutive common share equivalents outstanding related to common stock issuable for reimbursement of Manager’s payment of underwriting discounts and commissions as the effect of their inclusion would be antidilutive due to the reported net loss for the period.

12. Related Party Transactions

Management Agreement

The Manager provides the day-to-day management of the Company’s operations pursuant to a management agreement. The Manager is responsible for (1) selecting, purchasing and selling the Company’s portfolio investments, (2) the Company’s financing activities and (3) providing investment advisory services. The management agreement requires the Manager to manage the Company’s business affairs in conformity with the Company’s investment guidelines and other policies that are approved and monitored by the Company’s board of directors. The Manager’s role is under the supervision and direction of the Company’s board of directors. The initial term of the management agreement expires on September 29, 2012 (the third anniversary of the completion of the IPO) and will be automatically renewed for a one-year term each anniversary date thereafter unless previously terminated.

Base Management Fee—The Manager earns a base management fee of 1.5% of stockholders’ equity, per annum. For purposes of calculating the base management fee, stockholders’ equity means: (a) the sum of (1) the net proceeds from all issuances of equity securities since inception (allocated on a pro rata basis for such issuances during the fiscal quarter of any such issuance), plus (2) retained earnings at the end of the most recently completed calendar quarter (as determined in accordance with GAAP, adjusted to exclude any non-cash equity compensation expense incurred in current or prior periods), less (b) any amount paid to repurchase the

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

Company’s common stock since inception. The definition of stockholders’ equity also excludes (1) any unrealized gains or losses from mark-to-market valuation changes (other than permanent impairment) that have impacted stockholders’ equity as reported in the financial statements prepared in accordance with GAAP, (2) the effect of any gains or losses from one-time events pursuant to changes in GAAP, (3) non-cash items which in the judgment of management should not be included in Core Earnings (as defined below) and (4) the portion of the net proceeds of the IPO and the concurrent private placement that have not yet been initially invested in the Company’s target assets. For items (2) and (3), such exclusions shall only be applied after discussions between the Manager and the independent directors and after approval by a majority of the independent directors. As a result, stockholders’ equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown in the Company’s financial statements.

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

The incentive fee is payable to the Manager quarterly in arrears in shares of the Company’s common stock, subject to certain ownership and New York Stock Exchange (“NYSE”) limitations. The number of shares to be issued to the Manager is equal to the dollar amount of the portion of the quarterly installment of the incentive fee payable in shares divided by the average of the closing prices of the Company’s common stock on the NYSE for the five trading days prior to the date on which such quarterly installment is settled. During the year ended December 31, 2011, the Company incurred $349,000 of incentive fees, of which $88,000 was settled in the Company’s common stock during the year and $261,000 was accrued at December 31, 2011. No incentive fees were incurred for the year ended December 31, 2010 or the period from June 23, 2009 (Date of Inception) to December 31, 2009.

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

Reimbursement of Expenditures—Pursuant to the management agreement, the Company is required to reimburse the Manager for expenditures incurred by the Manager on behalf of the Company, including legal,

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

accounting, financial, due diligence and other services, in amounts which are no greater than those which would be payable to third parties negotiated on an arm’s length basis. In addition, pursuant to a secondment agreement between the Company and Colony Capital, the Company is responsible for Colony Capital’s expenses incurred in employing the Company’s chief financial officer. The Company also reimburses Colony Capital for its pro rata portion of overhead expenses incurred by Colony Capital and its affiliates, including the Manager, based upon the ratio of the Company’s assets to all Colony Capital-managed assets.

Cost Reimbursement for Asset Management Services

Colony AMC Milestone West, LLC (“AMC Milestone West”) and Colony AMC Milestone North, LLC (“AMC Milestone North”), each a wholly-owned subsidiary of the Company, provide asset management services to two joint ventures with the FDIC (“FDIC Ventures”) for which certain of our unconsolidated joint ventures are managing members. The FDIC Ventures pay an annual 50-basis point asset management fee calculated on the aggregate UPB of each respective loan portfolio. In addition, one of the unconsolidated joint ventures reimburses AMC Milestone North for any expenses not covered by the 50-basis point fee. For the years ended December 31, 2011 and 2010, the Company earned asset management fees and received expense reimbursements of $2.0 million and $40,000, respectively. Effective January 1, 2011, through AMC Milestone West and AMC Milestone North, the Company began reimbursing an affiliate of the Manager for compensation, overhead and direct costs incurred by the affiliate pursuant to a cost allocation arrangement. For the year ended December 31, 2011, the Company was allocated $1.2 million of costs under this arrangement.

Reimbursement of Manager’s Partial Payment of Initial Underwriting Discounts and Commissions

In connection with the IPO and the underwriters’ exercise of the overallotment option, the underwriters deferred $5.75 million of underwriting discounts and commissions and the Manager paid the underwriters $5.75 million of underwriting discounts and commissions on the Company’s behalf. Pursuant to the underwriting agreement entered into in connection with the IPO, the Company was required to pay the underwriters the deferred underwriting discounts and commissions in cash if, during any full four calendar quarter period during the 24 full calendar quarters after the consummation of the IPO, the Company’s Core Earnings (as defined above) for any such four-quarter period exceeded the product of (1) the weighted average of the issue price per share of common stock in all offerings multiplied by the weighted average number of shares of common stock outstanding (including any restricted shares of common stock and any other shares of common stock underlying awards granted under equity incentive plans, if any) in such four-quarter period and (2) 8%. Additionally, pursuant to the management agreement, the Company was required to reimburse the Manager for its partial payment of initial underwriting discounts and commissions if the same 8% performance threshold was met. At the time of the IPO, the Company had recorded a deferred liability and a reduction of additional paid-in capital as the Company determined the likelihood of payment of both amounts to be probable.

For the four calendar quarter period ended September 30, 2011, the Company’s Core Earnings exceeded the 8% performance threshold. In November 2011, the Company settled both deferred amounts with a cash payment of $5.75 million to the underwriters and, pursuant to the management agreement, payment in the form of 287,500 shares of the Company’s common stock (the reimbursement amount divided by the initial public offering price per share) to the Manager.

Investment Allocation Agreement

The Company, the Manager and Colony Capital entered into an investment allocation agreement which provides for the Company to co-invest in investment vehicles that are substantially similar to the Company’s target assets with certain current or future private investment funds or other investment vehicles managed by

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

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

The following table summarizes the amounts incurred by the Company and payable to the Manager or its affiliates for the periods presented:

	Year Ended December 31,		Period from June 23, 2009 (Date of Inception) to December 31, 2009
(In thousands)	2011	2010
Base management fees	$8,128	$3,542	$196
Incentive fee	349	—	—
Compensation pursuant to secondment agreement	1,248	1,438	237
Allocated and direct administrative expenses	344	218	65
Allocated and direct investment-related expenses	1,719	355	75
Organization and offering costs	—	—	558

	$11,788	$5,553	$1,131

The following table summarizes the amounts due to the Manager or its affiliates as of each balance sheet date:

	December 31,
(In thousands)	2011	2010
Base management fees	$2,288	$1,104
Incentive fee	261	—
Secondment reimbursement	880	1,079
Reimbursement of direct and allocated administrative and investment costs	359	31
Underwriting discounts and commissions	—	5,750

	$3,788	$7,964

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

13. Stock-Based Compensation

Director Stock Plan

The Company’s 2009 Non-Executive Director Stock Plan (the “Director Stock Plan”) provides for the grant of restricted stock, restricted stock units and other stock-based awards to its non-executive directors. The maximum number of shares of stock reserved under the Director Stock Plan is 100,000. The individual share awards vest one year from the date of grant.

A summary of the status of the Company’s nonvested shares under the Director Stock Plan as of December 31, 2011 and changes during the year then ended is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2011	6,000	$19.70
Granted	3,000	17.26
Vested	(6,000)	19.70

Nonvested at December 31, 2011	3,000	$17.26

The following table summarizes the activity in the Company’s vested and nonvested shares:

	Year Ended December 31,		Period from June 23, 2009 (Date of Inception) to December 31, 2009
(In thousands, except per share amounts)	2011	2010
Director compensation included in administrative expenses	$116	$67	$15
Total fair value of shares vested(1)	82	55	—
Weighted average grant date fair value per share	17.26	19.89	19.50

(1)	Based on the quoted closing share price of the Company’s common stock on the NYSE on the day of vesting.

As of December 31, 2011, unrecognized compensation cost related to nonvested shares granted under the Director Stock Plan was $30,000. That cost is expected to be fully recognized over a weighted-average period of 7 months.

Equity Incentive Plan

In May 2011, the Company’s stockholders approved the Colony Financial, Inc. 2011 Equity Incentive Plan (the “Equity Incentive Plan”). The Equity Incentive Plan provides for the grant of options to purchase shares of common stock, share awards (including restricted stock and stock units), stock appreciation rights, performance awards and annual incentive awards, dividend equivalent rights, long-term incentive units, cash and other equity-based awards. Certain named executive officers of the Company, along with other eligible employees, directors and service providers, including the Manager and employees of the Manager, are eligible to receive awards under the Equity Incentive Plan. The Company has reserved a total of 1,600,000 shares of common stock for issuance pursuant to the Equity Incentive Plan, subject to certain adjustments set forth in the plan. As of December 31, 2011, no awards have been granted under the Equity Incentive Plan.

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

In January 2012, the Company awarded an aggregate 475,000 restricted shares of its common stock to the Company’s executive officers (including its chief financial officer) and certain employees of the Manager under the Equity Incentive Plan. The awards vest over a three-year period as follows: 25% in March 2012 and 25% on each of the first three anniversaries of the grant date.

14. Income Taxes

The Company’s TRSs are subject to corporate level federal, state, foreign and local income taxes. The Company’s income tax provision (benefit) is as follows:

	Year Ended December 31,		Period from June 23, 2009 (Date of Inception) to December 31, 2009
(In thousands)	2011	2010
Current
Federal	$1,444	$207	$—
State	252	23	—

Total current tax provision	1,696	230	—

Deferred
Federal	(431)	13	—
State	(74)	—	—

Total deferred tax (benefit) provision	(505)	13	—

Total income tax provision	$1,191	$243	$—

At December 31, 2011, the Company recorded a deferred tax asset of $505,000 associated with temporary differences related to income recognition from its investments in unconsolidated foreign joint ventures and the tax bases of certain of its unconsolidated joint ventures which invested in loan portfolios. In addition, the Company recorded deferred tax assets and liabilities of $101,000 and $69,000, respectively, to reflect the potential benefits and obligations related to other comprehensive income attributable to hedging activities and foreign currency translation. The deferred tax assets and liabilities are included in other assets and accrued and other liabilities, respectively, in the accompanying consolidated balance sheet. At December 31, 2010, the Company did not have significant net deferred tax assets or deferred tax liabilities.

15. Commitments and Contingencies

Pursuant to the operating agreements of certain unconsolidated joint ventures, the joint venture partners may be required to fund additional amounts for customary and ordinary operating costs or guaranties of the joint ventures. At December 31, 2011, the Company’s share of those commitments was $7.4 million.

In the ordinary course of business, the Company may be involved in litigation which may result in legal costs and liability that could have a material effect on the Company’s financial position and results of operations.

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

16. Selected Quarterly Financial Information (Unaudited)

The following is a summary of quarterly results of operations for the years ended December 31, 2011 and 2010:

	2011 Quarter Ended				2010 Quarter Ended
(In thousands, except per share data)	Dec 31	Sep 30	Jun 30	Mar 31	Dec 31	Sep 30	Jun 30	Mar 31
Equity in income of unconsolidated joint ventures	$12,852	$15,968	$9,416	$8,484	$8,018	$6,971	$5,323	$3,915
Interest income	5,898	5,204	3,508	2,165	1,864	670	454	170
Other income from affiliates	431	636	346	561	40	—	—	—

Total income	19,181	21,808	13,270	11,210	9,922	7,641	5,777	4,085

Management fees	2,548	2,405	2,228	1,296	1,105	978	799	660
Other expenses (1)	3,622	2,908	2,342	2,712	2,441	1,279	1,350	1,270

Total expenses	6,170	5,313	4,570	4,008	3,546	2,257	2,149	1,930

Other income and expenses, net	(702)	39	(136)	(54)	506	—	(24)	(28)
Income tax provision (benefit)(1)	938	255	226	(228)	(13)	212	15	29

Net income	11,371	16,279	8,338	7,376	6,895	5,172	3,589	2,098
Net income attributable to noncontrolling interest	305	485	301	13	9	7	5	2

Net income attributable to common stockholders	$11,066	$15,794	$8,037	$7,363	$6,886	$5,165	$3,584	$2,096

Net income per common share—basic	$0.34	$0.48	$0.25	$0.42	$0.46	$0.35	$0.25	$0.14

Net income per common share—diluted	$0.34	$0.48	$0.25	$0.41	$0.45	$0.35	$0.24	$0.14

(1)	For the quarters ended June 30, 2010 and March 31, 2010, income tax provision of $15 and $29, respectively, was included in other expenses in previously filed quarterly reports on Form 10-Q.

17. Subsequent Events

In January 2012, the Company awarded 475,000 restricted shares of its common stock under the Equity Incentive Plan. See Note 13.

In January 2012, the JIH Lenders completed the foreclosure on the collateral on a hotel portfolio second mezzanine loan that had matured in August 2011 and was delinquent as of December 31, 2011. See Note 4. The JIH Lenders continue to pursue damages against the prior junior lenders in connection with the foreclosure action, and address challenges from such junior lenders related to whether the foreclosure by the JIH Lenders was commercially reasonable, which proceedings may result in additional costs incurred by the Company.

REPORT OF INDEPENDENT AUDITORS

The Members of

ColFin WLH Funding, LLC

We have audited the accompanying balance sheet of ColFin WLH Funding, LLC (the Company) as of December 31, 2010 and the related statements of operations, members’ equity and cash flows for the year ended December 31, 2010 and the period from October 16, 2009 (Date of Inception) to December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ColFin WLH Funding, LLC at December 31, 2010 and the results of its operations and its cash flows for the year ended December 31, 2010 and the period from October 16, 2009 (Date of Inception) to December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Los Angeles, California

March 7, 2011

COLFIN WLH FUNDING, LLC

BALANCE SHEETS

(In thousands)

	December 31, 2011 (Unaudited)	December 31, 2010
ASSETS
Cash	$10,706	$26
Loans receivable, net	205,674	202,965
Receivables	2,465	2,449

Total assets	$218,845	$205,440

LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Deferred income	$696	$—
Accrued liabilities	13	2
Due to affiliates	—	3

Total liabilities	709	5

Commitments and contingencies
Members’ Equity:	218,136	205,435

Total liabilities and members’ equity	$218,845	$205,440

The accompanying notes are an integral part of these financial statements.

COLFIN WLH FUNDING, LLC

STATEMENTS OF OPERATIONS

(In thousands)

	Year Ended December 31,		Period from October 16, 2009 (Date of Inception) to December 31, 2009
	2011 (Unaudited)	2010
Income
Interest income	$31,624	$31,660	$4,170
Other income	1,372	—	—

Total income	32,996	31,660	4,170

Expenses
Asset management fees	15	24	10
Administrative expenses	40	84	12

Total expenses	55	108	22

Net income	$32,941	$31,552	$4,148

The accompanying notes are an integral part of these financial statements.

COLFIN WLH FUNDING, LLC

STATEMENTS OF MEMBERS’ EQUITY

(In thousands)

	C-VIII CDCF WLH Holding, LLC	CFI RE Holdco, LLC	Total
Balance at October 16, 2009 (Date of Inception)	$—	$—	$—
Member contributions	150,348	47,554	197,902
Net income	3,151	997	4,148

Balance at December 31, 2009	153,499	48,551	202,050
Member contributions	2	1	3
Distributions	(21,400)	(6,770)	(28,170)
Net income	23,970	7,582	31,552

Balance at December 31, 2010	156,071	49,364	205,435
Distributions	(15,376)	(4,864)	(20,240)
Net income	25,025	7,916	32,941

Balance at December 31, 2011 (Unaudited)	$165,720	$52,416	$218,136

The accompanying notes are an integral part of these financial statements.

COLFIN WLH FUNDING, LLC

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,		Period from October 16, 2009 (Date of Inception) to December 31, 2009
	2011 (Unaudited)	2010
Cash Flows from Operating Activities
Net income	$32,941	$31,552	$4,148
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net deferred loan fees and costs	(2,709)	(2,820)	(344)
Changes in operating assets and liabilities
Increase in receivables	(16)	(632)	(1,817)
Increase in accrued liabilities and due to affiliates	8	4	1
Increase in deferred income	696	—	—

Net cash provided by operating activities	30,920	28,104	1,988

Cash Flows from Investing Activities
Net loan disbursements	—	—	(198,664)
Payment of loan origination costs	—	—	(17)

Net cash used in investing activities	—	—	(198,681)

Cash Flows from Financing Activities
Contributions from Members	—	3	196,782
Distributions to Members	(20,240)	(28,170)	—

Net cash (used in) provided by financing activities	(20,240)	(28,167)	196,782

Net increase (decrease) in cash	10,680	(63)	89
Cash, beginning of period	26	89	—

Cash, end of period	$10,706	$26	$89

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Loan origination costs paid directly by Members on behalf of the Company	$—	$—	$170

Loan origination costs paid directly by Members on behalf of Borrower	$—	$—	$950

The accompanying notes are an integral part of these financial statements.

COLFIN WLH FUNDING, LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2011

(Unaudited)

1. Organization and Operations

ColFin WLH Funding, LLC (the “Company”), a Delaware limited liability company, was formed pursuant to the limited liability company agreement dated October 16, 2009, as amended and restated on February 10, 2010, for the purpose of originating a first lien-secured loan. The Company is owned 75.97% by C-VIII CDCF WLH Holding, LLC and 24.03% by CFI RE Holdco, LLC (collectively, the “Members”), a wholly-owned subsidiary of Colony Financial, Inc. The Members are managed by affiliates of Colony Capital, LLC (“Colony Capital”).

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

Loans Receivable

The Company’s originated loans are classified as held-for-investment because the Company has the intent and ability to hold them for the foreseeable future. Loans are recorded at amortized cost, or the outstanding unpaid principal balance less net deferred loan fees. Net deferred loan fees include unamortized origination and other fees charged to the borrower less direct incremental loan origination costs incurred by the Company. Net deferred loan fees are amortized over the expected life of the loans using the effective yield method except on revolving loans, for which the straight-line method is used. Interest income and fees are recognized as earned.

The Company evaluates its loans for impairment on a quarterly basis. The Company regularly analyzes the extent and effect of any credit migration from underwriting and the initial investment review associated with a loan’s performance and/or value of underlying collateral as well as the financial and operating capability of the borrower/sponsor. Specifically, a borrower’s operating results and any cash reserves are analyzed and used to assess (i) whether cash from operations are sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan, and/or (iii) the property’s liquidation value. Where applicable, the Company also evaluates the financial wherewithal of the guarantor as well as the borrower’s competency in managing and operating the properties. A loan is considered to be impaired when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. A loan is also considered to be impaired if it has been restructured in a troubled debt restructuring (“TDR”) involving a modification of terms as a concession resulting from the debtor’s financial difficulties. The Company measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the loan valuation is less than the recorded investment in the loan, a valuation allowance is established with a corresponding charge to allowance for loan loss.

COLFIN WLH FUNDING, LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2011

(Unaudited)

Income Taxes

Under federal and state income tax rules, limited liability companies are generally not subject to income taxes. Accordingly, no provision for income taxes is included in the accompanying financial statements. Income or loss is includable in the income tax returns of the Members. The Company periodically evaluates it tax positions, including its status as a pass-through entity, to evaluate whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of December 31, 2011 and 2010, the Company has not established a liability for uncertain tax positions.

3. Loans Receivable

On October 20, 2009, the Company entered into a senior secured term loan agreement (“Loan Agreement”) with William Lyon Homes, Inc. (the “Borrower”), a wholly owned subsidiary of William Lyon Homes (“WLH”), which is engaged in designing, constructing and selling single family detached and attached homes in California, Arizona and Nevada. Pursuant to the Loan Agreement, the Borrower could borrow up to $206 million (the “Secured Loan”) to be fully secured by first deeds of trust on certain real estate assets of the Borrower as well as other assets of the Borrower, including cash. The Secured Loan bears interest at 14% per annum, matures on October 20, 2014 and is guaranteed by WLH. Pursuant to the Loan Agreement, the Borrower borrowed the full $206 million in two installments. The first such installment of $131 million was funded on October 22, 2009, net of origination fee equal to 3% and an agency fee equal to 0.1% of the maximum principal amount of $206 million. The second installment of $75 million was funded on December 23, 2009.

The Loan Agreement requires the Borrower to maintain certain minimum financial covenants, including a covenant that requires the Borrower to maintain at least $75 million of tangible net worth as of the end of each fiscal quarter (the “Net Worth Covenant”). The Borrower failed to meet the minimum tangible net worth requirement as of the end of each of the fiscal quarter during the year ended December 31, 2011, and the Company granted a series of waivers of the Net Worth Covenant and certain financial reporting requirements, the last of which expired on October 27, 2011, for waiver fees totaling $1.4 million.

In connection with a comprehensive recapitalization plan, on December 19, 2011, the Borrower announced that it filed a voluntary Chapter 11 case to seek confirmation of a pre-packaged plan of reorganization. The Borrower emerged from bankruptcy on February 25, 2012 with the following key restructured terms: (i) amendment of the Secured Loan to increase the principal balance while reducing the interest rate; (ii) Borrower’s existing senior noteholders converting their existing notes into new second lien notes of the Borrower and common equity in WLH; and (iii) Borrower receiving new cash proceeds of $85 million.

In order to support the Borrower’s operations and ensure adequate liquidity during the pendency of the Chapter 11 case, the Company provided a non-revolving, senior secured, super priority debtor-in-possession credit facility (“DIP Loan”). The Borrower could borrow up to $30 million under the DIP Loan, to be fully secured by equity interests and other property of the Borrower. The DIP Loan bore interest at a rate of 8% plus the greater of (a) London Interbank Offered Rate and (b) 2% per annum and was to mature on the earlier of June 15, 2012 and the effective date of the recapitalization. The Company received a 2.5% origination fee in connection with the DIP Loan, included in deferred income on the accompanying balance sheet. As of December 31, 2011, there were no principal amounts outstanding on the DIP Loan. During January 2012, the Borrower borrowed $5 million on the DIP Loan and, upon emergence from bankruptcy, fully repaid the principal, accrued interest and associated fees.

COLFIN WLH FUNDING, LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2011

(Unaudited)

Pursuant to the terms of the recapitalization plan, the Secured Loan has been amended into a new $235 million senior secured term loan facility (the “Amended Loan”) with no additional funding, a reduced interest rate of 10.25%, and a term expiring on January 31, 2015. The Amended Loan is prepayable at any time without penalty or yield maintenance. The Company received a restructuring fee of $2.35 million, or 1% of the principal amount of the Amended Loan.

The modification of loan terms did not result in a TDR as the restructured terms did not constitute a concession by the lenders and the return from the Company’s investment in the loan was maintained under the modified terms. In addition, the Company believes that the value of the collateral securing both loans exceeds its investment and obligations due thereunder. Therefore, the Company determined that no impairment of its investment in the loans is required at December 31, 2011 or as a result of the restructuring. To date, the Borrower has continued to make timely payments due and owing under the original terms of the Secured Loan.

The following tables summarize the Company’s loans held for investment:

(In thousands)	December 31, 2011	December 31, 2010
Principal	$206,000	$206,000
Net deferred loan fees, net of accumulated amortization	(326)	(3,035)

	$205,674	$202,965

The Company estimates the fair value of loans receivable using inputs such as discounted cash flow projections, current interest rates available for similar instruments and other quantitative and qualitative factors. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different assumptions or methodologies could have a material effect on the estimated fair value amounts. At December 31, 2011 and 2010, the estimated fair value of loans receivable is $240.6 million and $230.8 million, respectively.

4. Related Party Transactions

The Members reimburse Colony Capital for certain costs incurred on the Company’s behalf. For the year ended December 31, 2010 and the period from October 16, 2009 (date of inception) to December 31, 2009, the Members reimbursed approximately $3,000 and $18,000, respectively, to Colony Capital on the Company’s behalf. For the years ended December 31, 2011 and 2010, the Company reimbursed Colony Capital $3,000 and $5,000, respectively, for administrative expenses.

5. Subsequent Events

The Company has evaluated all subsequent events through March 9, 2012, the date these financial statements were available to be issued. Except as described in Note 3, no events have occurred subsequent to December 31, 2011 that would require disclosure or recognition in the financial statements as of December 31, 2011.

REPORT OF INDEPENDENT AUDITORS

The Members of

ColFin NW Funding, LLC

We have audited the accompanying balance sheet of ColFin NW Funding, LLC (the Company) as of December 31, 2010 and the related statements of operations, members’ equity and cash flows for the year ended December 31, 2010 and the period from November 24, 2009 (Date of Inception) to December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ColFin NW Funding, LLC at December 31, 2010, and the results of its operations and its cash flows for the year ended December 31, 2010 and the period from November 24, 2009 (Date of Inception) to December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Los Angeles, California

March 7, 2011

COLFIN NW FUNDING, LLC

BALANCE SHEETS

(In thousands)

	December 31, 2011 (Unaudited)	December 31, 2010
ASSETS
Cash	$33	$116
Loans receivable, net	135,653	133,381
Restricted cash	3,015	3,344

Total assets	$138,701	$136,841

LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Accrued liabilities	$—	$9
Escrow reserves held	3,015	3,344

Total liabilities	3,015	3,353

Members’ Equity:	135,686	133,488

Total liabilities and members’ equity	$138,701	$136,841

The accompanying notes are an integral part of these financial statements.

COLFIN NW FUNDING, LLC

STATEMENTS OF OPERATIONS

(In thousands)

	Year Ended December 31, 2011 (Unaudited)	Year Ended December 31, 2010	Period from November 24, 2009 (Date of Inception) to December 31, 2009
Income
Interest income	$16,648	$14,607	$586

Total income	16,648	14,607	586

Expenses
Loan servicing and asset management fees	89	152	—
Administrative expenses	74	81	377

Total expenses	163	233	377

Net income	$16,485	$14,374	$209

The accompanying notes are an integral part of these financial statements.

COLFIN NW FUNDING, LLC

STATEMENTS OF MEMBERS’ EQUITY

(In thousands)

	Colony Distressed Credit Fund, L.P.	CFI RE Holdco, LLC	Total
Balance at November 24, 2009 (Date of Inception)	$—	$—	$—
Member contributions	81,547	49,724	131,271
Net income	130	79	209

Balance at December 31, 2009	81,677	49,803	131,480
Member contributions	3	1	4
Distributions	(7,684)	(4,686)	(12,370)
Net income	8,929	5,445	14,374

Balance at December 31, 2010	82,925	50,563	133,488
Distributions	(8,875)	(5,412)	(14,287)
Net income	10,240	6,245	16,485

Balance at December 31, 2011 (Unaudited)	$84,290	$51,396	$135,686

The accompanying notes are an integral part of these financial statements.

COLFIN NW FUNDING, LLC

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31, 2011 (Unaudited)	Year Ended December 31, 2010	Period from November 24, 2009 (Date of Inception) to December 31, 2009
Cash Flows from Operating Activities
Net income	$16,485	$14,374	$209
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Excess of interest income accretion over cash receipts on purchased loans receivable	(2,272)	(1,897)	(586)
(Decrease) Increase in accrued liabilities	(9)	5	4

Net cash provided by (used in) operating activities	14,204	12,482	(373)

Cash Flows from Investing Activities
Acquisition of loans	—	—	(130,898)

Net cash used in investing activities	—	—	(130,898)

Cash Flows from Financing Activities
Contributions from members	—	4	131,271
Distributions to members	(14,287)	(12,370)	—

Net cash (used in) provided by financing activities	(14,287)	(12,366)	131,271

Net (decrease) increase in cash	(83)	116	—
Cash, beginning of period	116	—	—

Cash, end of period	$33	$116	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Escrow reserves acquired with loan portfolio	$—	$—	$3,087

The accompanying notes are an integral part of these financial statements.

COLFIN NW FUNDING, LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2011

(Unaudited)

1. Organization and Operations

ColFin NW Funding, LLC (the “Company”), a Delaware limited liability company, was formed pursuant to the limited liability company agreement dated November 24, 2009, as amended and restated on February 10, 2010, for the purpose of investing in a portfolio of 25 first mortgage commercial real estate loans. The Company is owned 62.12% by Colony Distressed Credit Fund, L.P. and 37.88% by CFI RE Holdco, LLC (collectively, the “Members”), a wholly-owned subsidiary of Colony Financial, Inc. The Members are managed by affiliates of Colony Capital, LLC (“Colony Capital”).

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

The loan portfolio consists of credit-distressed loans for which the Company expects to collect less than the contractual amounts due under the terms of the loans based, at least in part, on the assessment of the credit quality of the borrowers. Acquired credit-distressed loans are recorded at the initial investment in the loans and accreted to the estimated cash flows expected to be collected measured at acquisition date. The excess of cash

COLFIN NW FUNDING, LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2011

(Unaudited)

flows expected to be collected measured at acquisition date over the initial investment (“accretable yield”) is recognized in interest income over the remaining life of the loan using the effective interest method. Subsequent increases in cash flows expected to be collected generally are recognized prospectively through adjustment of yield over the remaining life of the loan. Decreases in cash flows expected to be collected result in a charge to provision for loan losses. The excess of contractually required payments at the acquisition date over expected cash flows (“nonaccretable difference”) is not recognized as an adjustment of yield, loss accrual or valuation allowance.

The loan portfolio is considered a single performing loan pool for purposes of recognizing interest income and evaluating changes in estimated cash flows. A loan resolution within the pool, which may involve the sale of a loan or foreclosure on the underlying collateral, results in removal of the loan at an allocated carrying amount that preserves the yield of the pool. A loan modified in a troubled debt restructuring within a loan pool remains in the loan pool, with the effect of the modification incorporated into the expected future cash flows. The Company evaluates the loan pool for impairment on a quarterly basis and recognizes impairment on a loan when it is probable that the Company will not be able to collect all amounts estimated to be collected at the time of acquisition. As of December 31, 2011, there was no indication of impairment on the loan pool.

Income Taxes

Under federal and state income tax rules, limited liability companies are generally not subject to income taxes. Accordingly, no provision for income taxes is included in the accompanying financial statements. Income or loss is includable in the income tax returns of the Members. The Company periodically evaluates it tax positions, including its status as a pass-through entity, to evaluate whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of December 31, 2011 and 2010, the Company has not established a liability for uncertain tax positions.

Reclassifications

Certain amounts previously reported in the statement of cash flows for the period from November 24, 2009 (date of inception) to December 31, 2009 have been reclassified to conform to the current year presentation.

Recent Accounting Updates

In July 2010, the Financial Accounting Standards Board issued new guidance that requires additional disclosures about the credit quality of financing receivables and the allowance for credit losses. The guidance defines two levels of disaggregation—portfolio segment and class of financing receivables—and amends existing disclosure requirements to include information about the credit quality of financing receivables and allowance for credit losses at a greater level of disaggregation. It also requires disclosures on credit quality indicators, past due information, and modifications of financing receivables by class of financing receivables and significant purchases and sales by portfolio segment. The Company adopted the new disclosure requirements in 2011. The adoption of the new disclosure requirements did not have a material impact on the Company’s financial statements.

COLFIN NW FUNDING, LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2011

(Unaudited)

3. Loans Receivable

At acquisition, the weighted average remaining term of the loan portfolio was 8.2 years. The following table summarizes the accretable yield and nonaccretable difference on the loan portfolio at acquisition:

(In thousands)
Contractually required payments including interest	$254,976
Less: cash flows not expected to be collected (nonaccretable difference)	(34,822)

Total cash flows expected to be collected	220,154
Less: accretable yield	(89,256)

Estimated fair value of loan portfolio at acquisition	$130,898

The following table summarizes the changes in accretable yield from acquisition through December 31, 2011:

(In thousands)
Accretable yield at acquisition	$89,256
Accretion to interest income	(586)

Accretable yield at December 31, 2009	88,670
Accretion to interest income	(14,607)
Increase in expected cash flows	17,778

Accretable yield at December 31, 2010	$91,841
Accretion to interest income	(16,642)
Increase in expected cash flows	1,398

Accretable yield at December 31, 2011	$76,597

Activity in loans held for investment is summarized below:

(In thousands)
Balance at November 24, 2009	$—
Acquisition	130,898
Accretion of interest income	586

Balance at December 31, 2009	131,484
Accretion of interest income	14,607
Repayment of loans receivable	(12,710)

Balance at December 31, 2010	133,381
Accretion of interest income	16,642
Repayment of loans receivable	(14,370)

Balance at December 31, 2011	$135,653

COLFIN NW FUNDING, LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2011

(Unaudited)

The following tables summarize the Company’s loans held for investment:

	December 31, 2011
(Amounts in thousands)	Number of Loans	Unpaid Principal Balance	Weighted Average Coupon	Weighted Average Maturity In Years
Performing	23	$162,539	6.1%	6.0
Non-performing	1	5,857

Total	24	$168,396

	December 31, 2010
(Amounts in thousands)	Number of Loans	Unpaid Principal Balance	Weighted Average Coupon	Weighted Average Maturity In Years
Performing	24	$166,670	6.2%	7.2
Non-performing	1	5,857

Total	25	$172,527

All loans have fixed interest rates ranging from 5.44% to 7.33% and maturity dates ranging from 2013 to 2023 except for two loans with a combined unpaid principal balance of $18,143,000, which bear fixed interest through January 2018 and variable interest thereafter. Scheduled maturities of loans as of December 31, 2011 are as follows:

(In thousands)	December 31, 2011
Less than one year	$—
Greater than one year and less than five years	45,964
Greater than or equal to five years	122,432

Total	$168,396

The Company estimates the fair value of loans receivable using inputs such as discounted cash flow projections, current interest rates available for similar instruments and other quantitative and qualitative factors. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different assumptions or methodologies could have a material effect on the estimated fair value amounts. At December 31, 2011 and 2010, the estimated fair value of loans receivable is $148.5 million and $146.1 million, respectively.

4. Related Party Transactions

The Members reimburse Colony Capital for certain expenses it incurs on the Company’s behalf. For the year ended December 31, 2010 and the period from November 24, 2009 (date of inception) to December 31, 2009, the Members reimbursed approximately $3,900 and $62,000, respectively, to Colony Capital on the Company’s behalf, which were recorded as member contributions. For the years ended December 31, 2011 and 2010, the Company reimbursed Colony Capital $600 and $5,000, respectively, for administrative expenses.

COLFIN NW FUNDING, LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2011

(Unaudited)

5. Subsequent Events

The Company has evaluated all subsequent events through March 9, 2012, the date these financial statements were available to be issued, and determined that no events have occurred subsequent to December 31, 2011 that would require disclosure or recognition in the financial statements as of December 31, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLONY FINANCIAL, INC.

Dated: March 9, 2012	By:	/S/ DARREN J. TANGEN
Darren J. Tangen Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/S/ THOMAS J. BARRACK, JR.	Executive Chairman of the Board of Directors	March 9, 2012
Thomas J. Barrack, Jr.

/S/ RICHARD B. SALTZMAN	Chief Executive Officer and President and Director (Principal Executive Officer)	March 9, 2012
Richard B. Saltzman

/S/ DARREN J. TANGEN	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 9, 2012
Darren J. Tangen

/S/ GEORGE G. C. PARKER	Director	March 9, 2012
George G. C. Parker

/S/ JOHN A. SOMERS	Director	March 9, 2012
John A. Somers

/S/ JOHN L. STEFFENS	Director	March 9, 2012
John L. Steffens

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of Colony Financial, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-160323) filed on September 23, 2009)

3.2	Amended and Restated Bylaws of Colony Financial, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-160323) filed on September 18, 2009)

4.1	Specimen Common Stock Certificate of Colony Financial, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-160323) filed on September 18, 2009)

10.1	Private Placement Purchase Agreement between the Company and the persons listed on Schedule A thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2009)

10.2	Registration Rights Agreement by and among the Company and the persons listed on Schedule A thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2009)

10.3	Management Agreement among Colony Financial Manager, LLC, Colony Financial, Inc. and Colony Financial TRS, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2009)

10.4	Investment Allocation Agreement among Colony Financial, Inc., Colony Capital, LLC and Colony Financial Manager, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2009)

10.5	License Agreement between Colony Financial, Inc. and New Colony Investors, LLC regarding use of the Colony name (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2009)

10.6	Secondment Agreement by and between Colony Financial, Inc. and Colony Capital, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2009)

10.7	Indemnification Agreement by and between Colony Financial, Inc. and Thomas J. Barrack, Jr. (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2009)

10.8	Indemnification Agreement by and between Colony Financial, Inc. and Richard B. Saltzman (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2009)

10.9	Indemnification Agreement by and between Colony Financial, Inc. and Darren J. Tangen (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2009)

10.10	Indemnification Agreement by and between Colony Financial, Inc. and Kevin P. Traenkle (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2009)

10.11	Indemnification Agreement by and between Colony Financial, Inc. and Ronald M. Sanders (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2009)

Exhibit Number	Description

10.12	Indemnification Agreement by and between Colony Financial, Inc. and Mark M. Hedstrom (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2009)

10.13	Indemnification Agreement by and between Colony Financial, Inc. and George G. C. Parker (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2009)

10.14	Indemnification Agreement by and between Colony Financial, Inc. and John A. Somers (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2009)

10.15	Indemnification Agreement by and between Colony Financial, Inc. and John L. Steffens (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2009)

10.16	2009 Non-Executive Director Stock Plan of Colony Financial, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on September 29, 2009)

10.17	Form of Restricted Stock Award Agreement for Non-Executive Directors (incorporated by reference to Exhibit 10.9 to Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-160323) filed on September 23, 2009)

10.18	Form of Stock Option Award Agreement for Non-Executive Directors (incorporated by reference to Exhibit 10.13 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-160323) filed on September 18, 2009)

10.19	Limited Guaranty, dated as of October 21, 2009, by ColFin FRB Investor, LLC in favor of Merrill Lynch Bank & Trust Co., F.S.B. (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on March 22, 2010)

10.20	Amendment No. 1 to Management Agreement, dated as of August 11, 2010, among Colony Financial Manager, LLC, Colony Financial, Inc., and Colony Financial TRS, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2010)

10.21	Credit Agreement, dated as of September 16, 2010, among the Company, CFI Mezz Funding, LLC, CFI RE Holdco, LLC, ColFin ESH Funding, LLC, and each wholly-owned subsidiary of the Company that from time to time becomes a co-borrower thereto, as Borrowers, each lender from time to time party thereto, as Lenders, Bank of America, N.A., as Administrative Agent and Banc of America Securities LLC, as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 21, 2010)

10.22	Continuing Guaranty, dated as of September 16, 2010, made by and among each of the guarantors undersigned thereto, each as a Guarantor, for the benefit of Bank of America, N.A., the Administrative Agent, and the Lenders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 21, 2010)

10.23	Pledge and Security Agreement, dated as of September 16, 2010, made by each of the pledgors undersigned thereto, each as a Pledgor, in favor of Bank of America, N.A., as Administrative Agent, for the benefit of the secured parties thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 21, 2010)

10.24	Securities Purchase Agreement, dated December 20, 2010, among Colony Financial, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2010)

10.25	Registration Rights Agreement, dated December 20, 2010, among Colony Financial, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 21, 2010)

Exhibit Number	Description

10.26	Credit Agreement, dated as of September 1, 2011, among the Company, CFI Mezz Funding, LLC, CFI RE Holdco, LLC, ColFin ESH Funding, LLC, CFI CorAmerica 2100 Funding, LLC, CFI RE Masterco, LLC, and each wholly-owned subsidiary of the Company that from time to time becomes a co-borrower thereto, as Borrowers, each lender from time to time party thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 8, 2011)

10.27	Affirmation of Guaranty, dated as of September 1, 2011, made by and among each of the guarantors undersigned thereto, each as a Guarantor, for the benefit of Bank of America, N.A., the Administrative Agent, and the Lenders (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 8, 2011)

10.28	Amended and Restated Pledge and Security Agreement, dated as of September 1, 2011, made by each of the pledgors undersigned thereto, each as a Pledgor, in favor of Bank of America, N.A., as Administrative Agent, for the benefit of the secured parties thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 8, 2011)

10.29	Colony Financial Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s registration statement on Form S-8 filed on November 8, 2011)

10.30	Form of Restricted Stock Award Agreement under the Colony Financial, Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2011)

10.31	Form of Non-Qualified Stock Option Award Agreement under the Colony Financial, Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2011)

10.32*	Amended and Restated Management Agreement, dated as of November 7, 2011, among Colony Financial Manager, LLC, Colony Financial, Inc., and Colony Financial TRS, LLC

21.1*	List of Subsidiaries of Colony Financial, Inc.

23.1*	Consent of Ernst & Young LLP

31.1*	Certification of Richard B. Saltzman, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Darren J. Tangen, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Richard B. Saltzman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Darren J. Tangen, Chief Financial Officer and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	Financial statements from the Annual Report on Form 10-K of Colony Financial, Inc. for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Stockholders’ Equity, (4) Consolidated Statements of Comprehensive Income, (5) Consolidated Statements of Cash Flows and (6) Notes to Consolidated Financial Statements, tagged as blocks of text, submitted electronically with this report.

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.