Form 10-Q
period 2012-03-31
Colony Financial, Inc.
filed 2012-05-08
CIK 1467076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 8, 2012, 33,108,163 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding.

COLONY FINANCIAL, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

COLONY FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2012 (Unaudited)	December 31, 2011

ASSETS
Cash	$37,749	$3,872
Investments in unconsolidated joint ventures	513,708	443,500
Loans held for investment, net	182,431	232,619
Loan held for sale	19,511	—
Beneficial interests in debt securities, available-for-sale, at fair value	31,960	32,427
Other assets	15,242	15,101

Total assets	$800,601	$727,519

LIABILITIES AND EQUITY
Liabilities:
Line of credit	$—	$69,000
Secured financing	13,801	13,845
Accrued and other liabilities	14,847	16,304
Due to affiliates	3,694	3,788
Dividends payable	11,257	11,092

Total liabilities	43,599	114,029

Commitments and contingencies (Note 14)

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value, 8.5% Series A Cumulative Redeemable Perpetual liquidation preference of $25 per share, 50,000,000 shares authorized, 5,800,000 and no shares issued and outstanding, respectively	58	—
Common stock, $0.01 par value, 450,000,000 shares authorized, 33,108,163 and 32,624,889 shares issued and outstanding, respectively	331	326
Additional paid-in capital	741,576	599,470
Retained earnings	6,721	5,510
Accumulated other comprehensive loss	(2,259)	(2,330)

Total stockholders’ equity	746,427	602,976
Noncontrolling interests	10,575	10,514

Total equity	757,002	613,490

Total liabilities and equity	$800,601	$727,519

The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Income
Equity in income of unconsolidated joint ventures	$15,441	$8,484
Interest income	5,826	2,165
Other income from affiliates	550	561

Total income	21,817	11,210

Expenses
Management fees (including $1,756 and $0 of share-based compensation, respectively)	4,520	1,296
Investment expenses (including $444 and $318 reimbursed to affiliates, respectively)	680	687
Interest expense	1,494	510
Administrative expenses (including $591 and $390 reimbursed to affiliates, respectively)	1,754	1,515

Total expenses	8,448	4,008

Net unrealized loss on derivatives	(180)	—
Foreign exchange loss, net of foreign currency hedges	(48)	(54)

Income before income taxes	13,141	7,148
Income tax provision (benefit)	364	(228)

Net income	12,777	7,376
Net income attributable to noncontrolling interests	309	13

Net income attributable to Colony Financial, Inc.	12,468	7,363
Preferred dividends	376	—

Net income attributable to common stockholders	$12,092	$7,363

Net income per common share:
Basic	$0.37	$0.42

Diluted	$0.37	$0.41

Weighted average number of common shares outstanding:
Basic	32,646,700	17,378,000

Diluted	32,655,800	17,840,500

Dividends declared per common share	$0.34	$0.32

The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$12,777	$7,376
Other comprehensive income, net of tax:
Equity in other comprehensive (loss) income of unconsolidated joint ventures	(280)	147
Unrealized loss on beneficial interests in debt securities	(310)	—
Change in fair value of derivative instruments designated as hedges	(695)	(530)
Foreign currency translation adjustments	1,328	1,102
Realized foreign exchange loss reclassified from accumulated other comprehensive income	19	63

Other comprehensive income	62	782

Comprehensive income	12,839	8,158
Comprehensive income attributable to noncontrolling interests	300	16

Comprehensive income attributable to stockholders	$12,539	$8,142

The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and per share data)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Common Stock Subscribed	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2010	—	$—	17,384,000	$174	$330,777	$—	$1,152	$936	$333,039	$240	$333,279
Net income	—	—	—	—	—	—	7,363	—	7,363	13	7,376
Other comprehensive income	—	—	—	—	—	—	—	779	779	3	782
Share-based payments	—	—	—	—	30	—	—	—	30	—	30
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	10,000	10,000
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(8)	(8)
Common stock dividends declared ($0.32 per share)	—	—	—	—	—	—	(5,563)	—	(5,563)	—	(5,563)
Common stock subscribed	—	—	—	—	—	235,014	—	—	235,014	—	235,014

Balance at March 31, 2011	—	$—	17,384,000	$174	$330,807	$235,014	$2,952	$1,715	$570,662	$10,248	$580,910

Balance at December 31, 2011	—	$—	32,624,889	$326	$599,470	$—	$5,510	$(2,330)	$602,976	$10,514	$613,490
Net income	—	—	—	—	—	—	12,468	—	12,468	309	12,777
Other comprehensive income (loss)	—	—	—	—	—	—	—	71	71	(9)	62
Issuance of 8.5% Series A Cumulative Redeemable Perpetual Preferred Stock	5,800,000	58	—	—	144,942	—	—	—	145,000	—	145,000
Underwriting and offering costs	—	—	—	—	(4,747)	—	—	—	(4,747)	—	(4,747)
Share-based payments	—	—	483,274	5	1,911	—	—	—	1,916	—	1,916
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(239)	(239)
Common stock dividends declared ($0.34 per share)	—	—	—	—	—	—	(11,257)	—	(11,257)	—	(11,257)

Balance at March 31, 2012	5,800,000	$58	33,108,163	$331	$741,576	$—	$6,721	$(2,259)	$746,427	$10,575	$757,002

The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities
Net income	$12,777	$7,376
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discount and net origination fees on purchased and originated loans	(93)	(467)
Paid-in-kind interest added to loan principal	(205)	—
Amortization of deferred financing costs	392	220
Equity in income of unconsolidated joint ventures	(15,441)	(8,484)
Distributions of income from unconsolidated joint ventures	16,192	4,016
Share-based payments	1,916	30
Unrealized loss on derivatives	180	—
Changes in operating assets and liabilities:
Increase in other assets	(498)	(983)
(Decrease) increase in accrued and other liabilities	(763)	328
Decrease in due to affiliates	(94)	(316)
Other adjustments, net	207	54

Net cash provided by operating activities	14,570	1,774

Cash Flows from Investing Activities
Contributions to unconsolidated joint ventures	(54,584)	(4,985)
Distributions from unconsolidated joint ventures	14,169	598
Investments in purchased loans receivable	(1,669)	—
Repayments of principal on loans receivable	1,363	46
Net disbursements on originated loans	—	(39,100)
Other investing activities, net	(29)	9

Net cash used in investing activities	(40,750)	(43,432)

Cash Flows from Financing Activities
Proceeds from issuance of preferred stock, net	140,432	—
Dividends paid to common stockholders	(11,092)	(6,084)
Line of credit borrowings	52,000	—
Line of credit repayments	(121,000)	(20,000)
Contributions from noncontrolling interests	—	10,000
Distributions to noncontrolling interests	(239)	(8)
Other financing activities, net	(44)	(33)

Net cash provided by (used in) financing activities	60,057	(16,125)

Effect of exchange rates on cash	—	5

Net increase (decrease) in cash	33,877	(57,778)
Cash, beginning of period	3,872	66,245

Cash, end of period	$37,749	$8,467

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,198	$124

Cash paid for income taxes	$1,271	$23

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends payable	$11,257	$5,563

Assignment of loans receivable and related liabilities to investment in unconsolidated joint ventures	$29,427	$—

Offering costs included in accrued and other liabilities	$144	$—

Origination fees receivable included in other assets	$—	$587

Common stock subscribed included in subscriptions receivable	$—	$235,014

The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

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

2. Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. However, the results of operations for the interim period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any other future period. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Investments in Unconsolidated Joint Ventures

The Company holds ownership interests in certain joint ventures. The Company evaluates its interest in these entities to determine whether they meet the definition of a VIE and whether the Company is required to consolidate these entities. In each case, the Company has determined that (1) the entity is not a VIE and the Company does not have a controlling financial interest, or (2) the entity is a VIE but the Company is not the primary beneficiary. Since the Company is not required to consolidate these entities but has significant influence over operating and financial policies, it accounts for its investments in joint ventures using the equity method. Under the equity method, the Company initially records its investments at cost and adjusts for the Company’s proportionate share of net earnings or losses and other comprehensive income or loss, cash contributions made and distributions received, and other adjustments, as appropriate. Distributions of operating profit from the joint ventures are reported as part of operating cash flows. Distributions related to a capital transaction, such as a refinancing transaction or sale, are reported as investing activities.

The Company performs a quarterly evaluation of its investments in unconsolidated joint ventures to determine whether the fair value of each investment is less than the carrying value, and, if such decrease in value is deemed to be other-than-temporary, writes down the investment to fair value.

Loans Receivable

The Company and its unconsolidated joint ventures originate and purchase loans receivable. Originated loans are recorded at amortized cost, or the outstanding unpaid principal balance (“UPB”) less net deferred loan fees. Net deferred loan fees include unamortized origination and other fees charged to the borrower less direct incremental loan origination costs incurred by the Company. Purchased loans are recorded at amortized cost, or the UPB less unamortized purchase discount. Costs to purchase loans are expensed as incurred. Interest income is recognized based upon the contractual rate and the outstanding principal balance of the loans. Purchase discount or net deferred loan fees are amortized over the expected life of the loans using the effective yield method except on revolving loans, for which the straight-line method is used. Loans that the Company has the intent and ability to hold for the foreseeable future are classified as held-for-investment.

Loans Held for Sale—Loans held for sale are loans that the Company intends to sell or liquidate in the foreseeable future and are carried at the lower of amortized cost or fair value.

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

Acquired Credit-Distressed Loans—The Company and its unconsolidated joint ventures acquire credit-distressed loans for which the Company or the joint venture expects to collect less than the contractual amounts due under the terms of the loan based, at least in part, on the assessment of the credit quality of the borrower. Acquired credit-distressed loans are recorded at the initial investment in the loans and accreted to the estimated cash flows expected to be collected measured at acquisition date. The excess of cash flows expected to be collected measured at acquisition date over the initial investment (“accretable yield”) is recognized in interest income over the remaining life of the loan using the effective interest method. The excess of contractually required payments at the acquisition date over expected cash flows (“nonaccretable difference”) is not recognized as an adjustment of yield, loss accrual or valuation allowance. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment to the loan’s accretable yield over its remaining life, which may result in a reclassification from nonaccretable difference to accretable yield. Subsequent decreases in cash flows expected to be collected are evaluated to determine whether a provision for loan loss should be established. If decreases in expected cash flows result in a decrease in the estimated fair value of the loan below its amortized cost, the loan is deemed to be impaired and the Company will record a provision for loan losses calculated as the difference between the loan’s amortized cost and the revised cash flows, discounted at the loan’s effective yield.

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

Share-Based Payments

The Company recognizes the cost of share-based awards based upon their fair values on a straight-line basis over the requisite service period, which is generally the vesting period of the awards. For awards to the Company’s employees, including its independent directors, the fair value is determined as the grant date stock price. For share-based awards to non-employees, the fair value is based upon the vesting date stock price, which requires the amount of related expense to be adjusted to the fair value of the award at the end of each reporting period until the award has vested.

For awards with graded vesting, the Company recognizes the related expense on a straight-line basis over the requisite service period for the entire award, subject to periodic adjustments to ensure that the cumulative amount of expense recognized through the end of any reporting period is at least equal to the fair value of the portion of the award that has vested through that date. Share-based payments are reflected in the same expense category as would be appropriate if the payments had been made in cash.

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

The Company periodically evaluates it tax positions to evaluate whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of March 31, 2012, the Company has not established a liability for uncertain tax positions.

Segment Reporting

The Company is a REIT primarily focused on acquiring and originating commercial mortgage loans and other commercial real estate-related debt investments. For the three months ended March 31, 2012 and 2011, the Company’s only reportable segment is the debt investment segment.

In March 2012, the Company committed to invest up to $25 million for a 50% interest in a joint venture with an investment fund managed by an affiliate of the Manager created for the purpose of acquiring and renting single family homes for investment purposes. On March 22, 2012, the joint venture acquired 29 homes in Arizona for a total purchase price of $2.9 million, of which our share was $1.45 million. Although management has determined home rentals to be a separate operating segment, it does not meet the quantitative thresholds established by GAAP to be considered a reportable segment.

Recent Accounting Updates

Fair Value Measurement—In May 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance to achieve common fair value measurement and disclosure requirements under GAAP and International Financial Reporting Standards. The new guidance amends current fair value guidance to include increased transparency around valuation inputs and investment categorization. The Company adopted the new guidance January 1, 2012. The adoption of this guidance did not have a significant effect on the Company’s consolidated financial position, results of operations or cash flows.

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

The Company’s investments in unconsolidated joint ventures are summarized below:

(Amounts in thousands)			Carrying Value
Joint Ventures	Investment Description	Ownership Percentage	March 31, 2012	December 31, 2011
ColFin Bulls Funding A, LLC, ColFin Bulls Funding B, LLC and Colony AMC Bulls, LLC	Acquisition of approximately 650 credit-distressed loans consisting of substantially all first mortgage recourse commercial real estate loans	32.5%	$58,281	$63,699
ColFin NW Funding, LLC	Acquisition of 25 credit-distressed first mortgage loans secured by commercial real estate	37.9%	50,622	51,396
ColFin WLH Funding, LLC	Origination of senior secured term loan secured by first mortgages on residential land and security interests in cash and other assets	24.0%	49,657	52,416
ColFin DB Guarantor, LLC and Colony AMC DB, LLC	Structured acquisition in a joint venture with the FDIC of approximately 1,200 credit-distressed loans secured mostly by commercial real estate	33.3%	38,323	37,710
ColFin 2011 CRE Holdco, LLC and Colony AMC 2011 CRE, LLC	Structured acquisition in a joint venture with the FDIC of approximately 760 credit-distressed loans secured mostly by commercial real estate	44.4%	35,759	34,728
ColFin Hunt Holdco A, LLC and ColFin Hunt Holdco B, LLC	Acquisition of 5 non-performing first mortgage loans secured by commercial real estate located in Germany	37.9%	29,140	27,714
ColFin JIH Holdco, LLC	Equity interests in and senior mezzanine loan receivable from entities owning a portfolio of 103 limited service hotels	33.3%	28,963	—
ColFin Ash Funding, LLC	Acquisition of the two most junior mortgage participation interests in a newly restructured first mortgage secured by five full-service hotels	50.0%	24,692	—
ColFin MF5 Funding, LLC	Acquisition of most senior bond and interest-only certificate in a CMBS trust that owns approximately 270 first mortgage loans	11.0%	24,329	—
ColFin Mira Mezz Funding, LLC	Origination of senior first mortgage and mezzanine loans secured by all assets of a destination spa resort located in Arizona	50.0%	17,502	17,484

(Amounts in thousands)			Carrying Value
Joint Ventures	Investment Description	Ownership Percentage	March 31, 2012	December 31, 2011
ColFin 666 Funding, LLC	Acquisition of a first mortgage pari-passu participation interest secured by Class A midtown Manhattan office building	33.3%	16,719	16,578
ColFin FRB Investor, LLC	Equity ownership in financial institution with approximately $30 billion of assets	5.9%	15,499	21,848
ColFin Bow Funding A, LLC, ColFin Bow Funding B, LLC and Colony AMC Bow, LLC	Acquisition of 63 credit-distressed loans consisting of substantially all first mortgage recourse commercial real estate loans	50.0%	14,959	14,469
ColFin Inland Funding, LLC and ColFin Inland Investor, LLC	Origination of first mortgage loan secured by a Southern California master planned development and equity participation rights	50.0%	14,397	14,176
Colony Funds Sants S.à r.l.	Syndicated senior secured loan to a Spanish commercial real estate company	5.1%	12,125	11,611
ColFin Axle Funding, LLC	Structured acquisition in a joint venture with the FDIC of approximately 1,660 credit-distressed loans consisting of substantially all first mortgage recourse commercial real estate loans	4.5%	12,015	11,822
ColFin ALS Funding, LLC	Origination of recourse loan secured by first liens on two West Village Manhattan townhomes and a photography catalogue	33.3%	11,503	11,093
ColFin 2011 ADC Funding, LLC and Colony AMC 2011 ADC, LLC	Structured acquisition in a joint venture with the FDIC of approximately 1,500 credit-distressed loans secured mostly by commercial real estate	15.2%	10,483	10,159
ColFin 2011-2 CRE Holdco, LLC and Colony AMC 2011-2 CRE, LLC	Structured acquisition in a joint venture with the FDIC of approximately 310 credit-distressed loans consisting of substantially all first mortgage recourse commercial real estate loans	24.7%	8,021	7,753
ColFin GNE Loan Funding, LLC	Origination of senior secured loan secured by assets of a commercial real estate advisory firm and its affiliates	50.0%	6,362	7,350
ColFin American Investors, LLC	Acquisition and rental of single family homes	50.0%	5,000	—
Other unconsolidated joint ventures (investments less than $5 million carrying value at March 31, 2012)		10.6 to 33.3%	29,357	31,494

			$513,708	$443,500

Activity in the Company’s investments in unconsolidated joint ventures is summarized below:

(In thousands)
Balance at December 31, 2011	$443,500
Contributions	54,584
Assignment of loans receivable and related liabilities	29,427
Distributions	(30,361)
Equity in net income	15,441
Equity in other comprehensive loss	(280)
Foreign currency translation gain	1,397

Balance at March 31, 2012	$513,708

Combined condensed balance sheets and statements of operations for all unconsolidated joint ventures are presented below:

Combined Condensed Balance Sheets of Unconsolidated Joint Ventures

(In thousands)	March 31, 2012	December 31, 2011
Assets:
Cash and cash equivalents	$69,238	$97,157
Loans receivable, net	2,820,211	2,713,380
Available-for-sale investment securities	14,352	14,820
Investments in unconsolidated joint ventures	491,795	589,246
Investments in real estate	417,032	143,267
Other assets	657,239	555,415

Total assets	$4,469,867	$4,113,285

Liabilities:
Debt	$1,267,286	$1,151,237
Other liabilities	39,916	28,031

Total liabilities	1,307,202	1,179,268
Owners’ equity	2,302,995	2,096,352
Noncontrolling interest	859,670	837,665

Total liabilities and equity	$4,469,867	$4,113,285

Company’s share of equity	$513,708	$443,500

Combined Condensed Statements of Operations of Unconsolidated Joint Ventures

	Three Months Ended March 31,
(In thousands)	2012	2011
Income:
Interest income	$91,463	$67,821
Equity in income of unconsolidated joint ventures	15,342	19,656
Property operating	20,750	614
Other	5,067	2,980

Total income	132,622	91,071

Expenses:
Interest expense	11,154	6,073
Property operating	15,332	2,008
Other (including $2,460 and $1,965 reimbursed to affiliates, respectively)	22,110	8,927

Total expenses	48,596	17,008

Other income:
Realized and unrealized gain on investments, net	55,760	747

Net income	139,786	74,810
Net income attributable to noncontrolling interest	21,611	21,337

Net income attributable to members	$118,175	$53,473

Company’s equity in net income	$15,441	$8,484

The following table summarizes the investments that individually generated greater than 10% of the Company’s total income:

	Three Months Ended March 31,
	2012		2011
(Amounts in thousands)	Equity in Income	% of Total Income	Equity in Income	% of Total Income
ColFin FRB Investor, LLC	$4,193	19%	*	*
ColFin WLH Funding, LLC	*	*	$1,890	17%
ColFin NW Funding, LLC	*	*	1,547	14%

*	The investment individually generated less than 10% of the Company’s total income for the period indicated.

No single investment represented greater than 10% of total assets at March 31, 2012 or December 31, 2011.

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

Certain unconsolidated joint ventures reimburse Colony Capital and its affiliates for expenses incurred on their behalf. For the three months ended March 31, 2012 and 2011, the joint ventures, including AMCs, were allocated approximately $2.5 million and $2.0 million, respectively, in expenses from such affiliates of the Manager. The Company’s proportionate share, based upon its percentage interests in the joint ventures, was $0.6 million and $0.3 million, respectively.

4. Loans Receivable

The following table summarizes the Company’s loans receivable:

	March 31, 2012				December 31, 2011
(In thousands)	Principal	Carrying Amount	Weighted Average Coupon	Weighted Average Maturity in Years	Principal	Carrying Amount	Weighted Average Coupon	Weighted Average Maturity in Years
Loans held for investment:
Performing loans
Mortgage loans	$86,020	$85,000	11.6%	4.2	$106,728	$105,580	10.3%	4.4
Mezzanine loans	97,500	97,431	10.6%	4.0	97,500	97,427	10.6%	4.3

	183,520	182,431			204,228	203,007
Nonperforming loans
Mezzanine loans	—	—			25,989	29,612

Total loans held for investment	183,520	182,431			230,217	232,619

Loans held for sale:
Mortgage loans	19,550	19,511	5.0%	4.0	—	—

	$203,070	$201,942			$230,217	$232,619

As of March 31, 2012, all loans were paying in accordance with their terms. There were no TDRs during the three months ended March 31, 2012.

At December 31, 2011, the Company owned one-third interests in nonperforming, delinquent mezzanine loans with an aggregate principal amount of $78 million, of which the Company’s share was $26 million. The remaining two-thirds interests in the mezzanine loans were owned by an investment fund managed by an affiliate of the Manager. On January 9, 2012, the Company and the co-investment fund (collectively, the “JIH Lenders”) completed the foreclosure on the collateral and assigned their rights as winning bidder to ColFin JIH Propco, LLC (“JIH Propco”), an unconsolidated joint venture in which the Company owns a one-third interest. As a result, JIH Propco now owns 100% of the indirect equity interests in the entities that own a portfolio of limited service hotels.

Activity in loans receivable, including loans held for sale, is summarized below:

(In thousands)
Balance at December 31, 2011	$232,619
Paid-in-kind interest added to loan principal	205
Discount and net loan fee amortization	93
Assignment of loans receivable and related liabilities to investment in unconsolidated joint ventures	(29,612)
Principal repayments	(1,363)

Balance at March 31, 2012	$201,942

5. Beneficial Interests in Debt Securities

On June 30, 2011, the Company, through a 99%-owned joint venture with a strategic partner, acquired $28 million in beneficial interests in a series of tax-exempt bonds with an aggregate principal amount of $40.4 million. The bonds are secured by a multifamily property located in Georgia. At closing, the bonds financed the acquisition of the property by an institutional real estate firm. The $28 million in beneficial interests, in the form of senior certificates, were acquired at par but had an estimated fair value of $32.1 million at acquisition. The bonds have a six-year term, bear interest at a fixed rate of 7.125%, require semi-annual interest payments each December and June, and may be prepaid, subject to the payment of certain fees. The beneficial interests in debt securities are classified as available-for-sale and stated at estimated fair value, with changes in fair value reflected in other comprehensive income or loss.

The Company’s beneficial interests in debt securities are summarized below:

(In thousands)	March 31, 2012	December 31, 2011
Principal	$28,000	$28,000
Unamortized premium	3,656	3,813

Amortized cost	31,656	31,813
Unrealized gain included in accumulated other comprehensive income	304	614

Fair value	$31,960	$32,427

Concurrently with the acquisition of beneficial interests in debt securities, the Company’s strategic partner entered into a separate interest rate swap agreement with the borrower which, in conjunction with a special contribution/distribution arrangement with the joint venture, will result in a net current yield to the joint venture of the Securities Industry and Financial Markets Association (“SIFMA”) Municipal Swap Index plus 3.25% per annum (3.44% at March 31, 2012). The Company determined that the special contribution/distribution arrangement is an embedded derivative that meets the criteria for bifurcation and recorded a derivative liability. The bifurcated derivative does not qualify as a hedging instrument, so changes in the estimated fair value of the derivative are recognized in income. For the three months ended March 31, 2012, the change in the estimated fair value of the derivative of $180,000 is included in net unrealized loss on derivatives in the accompanying statement of operations.

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

The amount available for draw is limited to 3.5 times the annualized cash income (as defined in the Credit Agreement) from eligible assets. To be included in the borrowing capacity, an asset must meet certain criteria, including being free of all liens and pledges and, when taken with all other borrowing base assets, the average time to maturity must be at least 3.5 years. At March 31, 2012, the maximum amount available for draw was $157.8 million.

Advances under the Credit Agreement accrue interest at a per annum rate equal to the sum of, at the Company’s election, the one, two, three, or six month London Interbank Offered Rate plus 3.50% or 3.75%, depending on a leverage ratio as defined in the Credit Agreement. At March 31, 2012, the applicable spread was 3.5% but the Company had no outstanding borrowings. The Company also pays a commitment fee of 0.5% or 0.4% of the unused amount (0.5% at March 31, 2012), depending on usage.

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

The Credit Agreement and the Guaranty contain various affirmative and negative covenants, including financial covenants that require the Company to maintain minimum tangible net worth and liquidity levels and financial ratios, as defined in the Credit Agreement. At March 31, 2012, the Company was in compliance with all of these financial covenants.

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

7. Derivative Instruments

The Company has investments in five unconsolidated joint ventures denominated in Euro that expose the Company to foreign currency risk. At March 31, 2012, the Company’s net investments in such joint ventures totaled approximately €35.1 million, or $46.8 million. The Company generally uses collars (consisting of caps and floors) without upfront premium costs to hedge the foreign currency exposure of its net investments and does not anticipate entering into derivative transactions for speculative or trading purposes. At March 31, 2012, the total notional amount of the collars is approximately €27.3 million with termination dates ranging from December 2012 to July 2015.

The fair values of derivative instruments included in the Company’s consolidated balance sheets are as follows:

(In thousands)	March 31, 2012	December 31, 2011
Assets
Foreign exchange contracts designated as hedging instruments included in other assets	$1,817	$2,887

Liabilities
Foreign exchange contracts designated as hedging instruments included in accrued and other liabilities	$736	$1,116
Embedded derivative liability (Note 5) included in accrued and other liabilities	4,384	4,204

	$5,120	$5,320

For the three months ended March 31, 2012 and 2011, a net settlement loss of $29,000 and gain of $9,000 on foreign currency collars, respectively, was reclassified from accumulated other comprehensive income and is offset against net foreign exchange loss in the consolidated statements of operations. No gain or loss was recognized due to hedge ineffectiveness.

Certain counterparties to the derivative instruments require the Company to deposit cash or other eligible collateral for derivative financial liabilities exceeding $100,000. As of March 31, 2012, the Company had $10,000 on deposit related to these agreements, which is included in other assets in the accompanying balance sheet.

8. Fair Value Measurements

Financial Instruments Reported at Fair Value

The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis. The following table summarizes the fair values of those assets and liabilities, aggregated by the level in the fair value hierarchy:

	March 31, 2012				December 31, 2011
	Fair Value Measurements Using				Fair Value Measurements Using
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Beneficial interests in debt securities	$—	$31,960	$—	$31,960	$—	$32,427	$—	$32,427
Foreign exchange contracts	—	1,817	—	1,817	—	2,887	—	2,887

	$—	$33,777	$—	$33,777	$—	$35,314	$—	$35,314

Liabilities
Foreign exchange contracts	$—	$736	$—	$736	$—	$1,116	$—	$1,116
Embedded derivative liability associated with beneficial interests in debt securities	—	4,384	—	4,384	—	4,204	—	4,204

	$—	$5,120	$—	$5,120	$—	$5,320	$—	$5,320

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

Fair Value Disclosure of Financial Instruments Reported at Cost

The Company and its unconsolidated joint ventures estimate the fair value of financial instruments carried at historical cost on a quarterly basis. These instruments are recorded at fair value only if they are impaired. No impairment charges were recognized during the three months ended March 31, 2012 and 2011. In cases where quoted market prices are not available, fair values are estimated using inputs such as discounted cash flow projections, market comparables, dealer quotes and other quantitative and qualitative factors. Fair values of investments in unconsolidated joint ventures are primarily derived by applying the Company’s ownership interest to the fair value of the underlying assets and liabilities of each joint venture. The Company’s proportionate share of each joint venture’s fair value approximates the Company’s fair value of the investment as the timing of cash flows of the joint venture does not deviate materially from the timing of cash flows the Company receives from the joint venture. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different assumptions or methodologies could have a material effect on the estimated fair value amounts.

The carrying values of interest receivable and accrued and other liabilities approximate their fair values due to their short term nature. At March 31, 2012 and December 31, 2011, the carrying value of the line of credit approximates its fair value as its contractual rate approximates the market rate of interest for similar instruments that would be available to the Company. The fair value of secured debt at March 31, 2012 and December 31, 2011 was estimated by discounting expected future cash outlays at current interest rates available for similar instruments.

The following tables present the estimated fair values and carrying values of the Company’s financial instruments carried at cost, aggregated by the level in the fair value hierarchy:

	March 31, 2012
	Fair Value Measurements Using
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Carrying Value
Assets
Investments in unconsolidated joint ventures	$—	$31,367	$526,750	$558,117	$513,708
Loans held for investment	—	—	184,900	184,900	182,431
Loans held for sale	—	—	19,550	19,550	19,511
Liabilities
Secured financing	$—	$—	$13,810	$13,810	$13,801

	December 31, 2011
	Fair Value Measurements Using
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Carrying Value
Assets
Investments in unconsolidated joint ventures	$—	$34,017	$448,822	$482,839	$443,500
Loans held for investment	—	—	235,050	235,050	232,619
Loans held for sale	—	—	—	—	—
Liabilities
Line of credit	$—	$69,000	$—	$69,000	$69,000
Secured financing	—	—	13,900	13,900	13,845

9. Stockholders’ Equity

The Company’s authorized capital stock consists of 50,000,000 shares of preferred stock, $0.01 par value per share, and 450,000,000 shares of common stock, $0.01 par value per share.

2012 Preferred Stock Offering

On March 20, 2012, the Company completed an underwritten public offering (the “2012 Preferred Stock Offering”) of 5,800,000 shares of the Company’s 8.5% Series A Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share (“Series A Preferred Stock”). The net offering proceeds, after deducting underwriting discounts and commissions and offering costs payable by the Company, were approximately $140.3 million. The Company used the majority of the net proceeds to repay amounts outstanding under the Credit Agreement.

The Series A Preferred Stock must be paid a dividend at a rate of 8.5% per year on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The first dividend payment is due July 16, 2012 in the amount of $0.6847 per share. The Series A Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on March 20, 2017 (subject to the Company’s right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve its qualification as a REIT or upon the occurrence of a change of control (as defined in the articles supplementary relating to the Series A Preferred Stock)). The Series A Preferred Stock is senior to the Company’s common stock with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up. The Series A Preferred Stock generally does not have any voting rights, except if the Company fails to pay dividends on the Series A Preferred Stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, the Series A Preferred Stock will be entitled to vote to elect two additional directors to the Company’s board of directors, until all unpaid dividends have been paid or declared and set aside for payment. In addition, certain changes to the terms of the Series A Preferred Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series A Preferred Stock voting separately as a class.

Dividend Reinvestment and Direct Stock Purchase Plan

The Company’s Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”) provides existing common stockholders and other investors the opportunity to purchase shares (or additional shares, as applicable) of the Company’s common stock by reinvesting some or all of the cash dividends received on their shares of the Company’s common stock or making optional cash purchases within specified parameters. The DRIP Plan acquires shares either in the open market, directly from the Company as newly issued common stock, or in privately negotiated transactions with third parties. As of March 31, 2012, no shares had been acquired under the DRIP Plan from the Company in the form of new issuances.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income (loss) attributable to the stockholders are as follows:

(In thousands)	March 31, 2012	December 31, 2011
Equity in accumulated other comprehensive loss of unconsolidated joint ventures	$(679)	$(406)
Unrealized gain on beneficial interests in debt securities	303	611
Unrealized gain on fair value of derivative instruments designated as hedges, net of tax effect	1,098	1,793
Unrealized loss on foreign currency translation, net of tax effect	(2,981)	(4,328)

	$(2,259)	$(2,330)

10. Earnings per Share

The Company calculates basic earnings per share using the two-class method, which allocates earnings per share for each share of common stock and nonvested shares containing nonforfeitable rights to dividends and dividend equivalents treated as participating securities. Diluted earnings per share is calculated using the more dilutive of the two-class method or the treasury stock method, which assumes that the proceeds from the exercise of participating securities are used to purchase common shares at the average market price for the period. The following table reconciles the numerator and denominator of the basic and diluted per-share computations for net income available to common stockholders:

	Three Months Ended March 31,
(In thousands, except share and per share data)	2012	2011
Numerator:
Net income	$12,777	$7,376
Net income attributable to noncontrolling interests	(309)	(13)

Net income attributable to Colony Financial, Inc.	12,468	7,363
Preferred dividends	(376)	—

Net income attributable to common stockholders	12,092	7,363
Net income allocated to participating securities (nonvested shares)	(136)	(2)

Numerator for basic and diluted net income allocated to common stockholders	$11,956	$7,361

Denominator:
Basic weighted average number of common shares outstanding	32,646,700	17,378,000
Weighted average effect of dilutive shares(1)	9,100	462,500

Dilutive weighted average number of common shares outstanding	32,655,800	17,840,500

Earnings per share:
Net income attributable to common stockholders per share–basic	$0.37	$0.42

Net income attributable to common stockholders per share–diluted	$0.37	$0.41

(1)

For the three months ended March 31, 2012, weighted average dilutive shares include the effect of shares of common stock issuable to the Manager for incentive fees incurred for the period (Note 11). For the three months ended March 31, 2011, weighted average dilutive shares include the effect of 287,500 shares of common stock issuable for reimbursement of the Manager’s partial payment of underwriting discounts and commissions incurred in connection with the Company’s initial public offering (“IPO”) and 175,000 shares of common stock issuable to certain investors in the Company’s private placement completed in December 2010 in connection with the common stock offering completed in April 2011.

11. Related Party Transactions

Management Agreement

The Manager provides the day-to-day management of the Company’s operations pursuant to a management agreement. The Manager is responsible for (1) selecting, purchasing and selling the Company’s portfolio investments, (2) the Company’s financing activities and (3) providing investment advisory services. The management agreement requires the Manager to manage the Company’s business affairs in conformity with the Company’s investment guidelines and other policies that are approved and monitored by the Company’s board of directors. The Manager’s role is under the supervision and direction of the Company’s board of directors. The initial term of the management agreement expires on September 29, 2012 (the third anniversary of the completion of the IPO) and will be automatically renewed for a one-year term each anniversary date thereafter unless previously terminated upon at least 180 days’ prior written notice to the Manager.

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

The incentive fee is payable to the Manager quarterly in arrears in shares of the Company’s common stock, subject to certain ownership and New York Stock Exchange (“NYSE”) limitations. The number of shares to be issued to the Manager is equal to the dollar amount of the portion of the quarterly installment of the incentive fee payable in shares divided by the average of the closing prices of the Company’s common stock on the NYSE for the five trading days prior to the date on which such quarterly installment is settled. For the three months ended March 31, 2012, the Company incurred $413,000 of incentive fees, of which $150,000 is payable in the second quarter in shares of the Company’s common stock. No incentive fees were incurred for the three months ended March 31, 2011.

Reimbursement of Expenditures—Pursuant to the management agreement, the Company is required to reimburse the Manager for expenditures incurred by the Manager on behalf of the Company, including legal, accounting, financial, due diligence and other services, in amounts which are no greater than those which would be payable to third parties negotiated on an arm’s length basis. In addition, pursuant to a secondment agreement between the Company and Colony Capital, the Company is responsible for Colony Capital’s expenses incurred in employing the Company’s chief financial officer. The Company also reimburses Colony Capital for its pro rata portion of overhead expenses incurred by Colony Capital and its affiliates, including the Manager, based upon the ratio of the Company’s assets to all Colony Capital-managed assets.

Cost Reimbursement for Asset Management Services

Colony AMC Milestone West, LLC (“AMC Milestone West”) and Colony AMC Milestone North, LLC (“AMC Milestone North”), each a wholly-owned subsidiary of the Company, provide asset management services to two joint ventures with the FDIC (“FDIC Ventures”) for which certain of our unconsolidated joint ventures are managing members. The FDIC Ventures pay an annual 50-basis point asset management fee calculated on the aggregate UPB of each respective loan portfolio. In addition, one of the unconsolidated joint ventures reimburses AMC Milestone North for any expenses not covered by the 50-basis point fee. For the three months ended March 31, 2012 and 2011, the Company earned asset management fees of $343,000 and $347,000, respectively, and received expense reimbursements of $207,000 and $214,000, respectively. Effective January 1, 2011, through AMC Milestone West and AMC Milestone North, the Company began reimbursing an affiliate of the Manager for compensation, overhead and direct costs incurred by the affiliate pursuant to a cost allocation arrangement. For the three months ended March 31, 2012 and 2011, the Company was allocated $214,000 and $318,000, respectively, of costs under this arrangement.

The following table summarizes the amounts incurred by the Company and payable to the Manager or its affiliates for the periods presented:

	Three Months Ended March 31,
(In thousands)	2012	2011
Base management fees	$2,351	$1,296
Incentive fee	413	—
Compensation pursuant to secondment agreement	297	354
Allocated and direct administrative expenses	294	36
Allocated and direct investment-related expenses	444	318

	$3,799	$2,004

The following table summarizes the amounts due to the Manager or its affiliates as of each balance sheet date:

(In thousands)	March 31, 2012	December 31, 2011
Base management fees	$2,351	$2,288
Incentive fee	674	261
Secondment reimbursement	233	880
Reimbursement of direct and allocated administrative and investment costs	436	359

	$3,694	$3,788

12. Share-Based Payments

Director Stock Plan

The Company’s 2009 Non-Executive Director Stock Plan (the “Director Stock Plan”) provides for the grant of restricted stock, restricted stock units and other stock-based awards to its non-executive directors. The maximum number of shares of stock reserved under the Director Stock Plan is 100,000. During the three months ended March 31, 2012, the Company granted an aggregate of 8,274 restricted shares of its common stock under the Director Stock Plan. The individual share awards generally vest one year from the date of grant.

Equity Incentive Plan

The Colony Financial, Inc. 2011 Equity Incentive Plan (the “Equity Incentive Plan”) provides for the grant of options to purchase shares of common stock, share awards (including restricted stock and stock units), stock appreciation rights, performance awards and annual incentive awards, dividend equivalent rights, long-term incentive units, cash and other equity-based awards. Certain named executive officers of the Company, along with other eligible employees, directors and service providers, including the Manager and employees of the Manager, are eligible to receive awards under the Equity Incentive Plan. The Company has reserved a total of 1,600,000 shares of common stock for issuance pursuant to the Equity Incentive Plan, subject to certain adjustments set forth in the plan.

In January 2012, the Company awarded an aggregate 475,000 restricted shares of its common stock to the Company’s executive officers (including its chief financial officer) and certain employees of the Manager and its affiliates under the Equity Incentive Plan. The awards vest over a three-year period as follows: 25% in March 2012 and 25% on each of the first three anniversaries of the grant date.

A summary of the Company’s nonvested shares under the Director Stock Plan and Equity Incentive Plan for the three months ended March 31, 2012 is presented below:

	Restricted Stock Grants to Non-Executive Directors	Restricted Stock Grants to Employee	Restricted Stock Grants to Employess of Manager	Total
Nonvested shares at December 31, 2011	3,000	—	—	3,000
Granted	8,274	34,344	440,656	483,274
Vested	—	(8,586)	(110,164)	(118,750)

Nonvested shares at March 31, 2012	11,274	25,758	330,492	367,524

Weighted average grant date fair value per share	$16.32	$16.16	$16.16	$16.16

The following table summarizes the components of share-based compensation included in the consolidated statements of operations:

	Three Months Ended March 31,
(In thousands)	2012	2011
Share-based compensation included in management fees	$1,756	$—
Share-based compensation included in administrative expenses	160	30

For the three months ended March 31, 2012, the total fair value of shares vested, based on the quoted closing share price of the Company’s common stock on the NYSE on the day of vesting, was $1.9 million. No shares vested in the three months ended March 31, 2011. As of March 31, 2012, aggregate unrecognized compensation cost related to restricted stock granted under the Director Stock Plan and Equity Incentive Plan was approximately $6.0 million. That cost is expected to be fully recognized over a weighted-average period of 33 months.

13. Income Taxes

The Company’s TRSs are subject to corporate level federal, state, foreign and local income taxes. The Company’s income tax provision (benefit) is as follows:

	Three Months Ended March 31,
(In thousands)	2012	2011
Current
Federal	$104	$163
State	130	18

Total current tax provision	234	181

Deferred
Federal	96	(409)
State	34	—

Total deferred tax provision (benefit)	130	(409)

Total income tax provision (benefit)	$364	$(228)

At March 31, 2012, the Company recorded a deferred tax asset and liability of $449,000 and $75,000, respectively, associated with temporary differences related to income recognition from its investments in unconsolidated foreign joint ventures and the tax bases of certain of its unconsolidated joint ventures which invested in loan portfolios. In addition, the Company recorded deferred tax assets and liabilities of $59,000 and $105,000, respectively, to reflect the potential benefits and obligations related to other comprehensive income attributable to hedging activities and foreign currency translation. The deferred tax assets and liabilities are included in other assets and accrued and other liabilities, respectively, in the accompanying consolidated balance sheet. At December 31, 2011, the Company did not have significant net deferred tax assets or deferred tax liabilities.

14. Commitments and Contingencies

Pursuant to the operating agreements of certain unconsolidated joint ventures, the joint venture partners may be required to fund additional amounts for customary and ordinary operating costs or guaranties of the joint ventures. At March 31, 2012, the Company’s share of those commitments was $2.4 million.

In the ordinary course of business, the Company may be involved in litigation which may result in legal costs and liability that could have a material effect on the Company’s financial position and results of operations.

15. Subsequent Events

In April 2012, the Company amended and restated two notes receivable, each with an original principal amount of $19.55 million, into a $26 million A-note and a $14 million B-note. The A-note was sold to an unrelated third party for $25.7 million, or 99% of par. The remaining B-note bears interest at approximately 20.9%, of which approximately 6% will be paid-in-kind.

In May 2012, the Company in a joint venture with two unaffiliated investors acquired, at a discount, a $181 million participation interest in an approximate $250 million recourse first mortgage loan, which shares the same corporate guarantor as a $46 million loan we originated in September 2011. The newly acquired loan is collateralized by 269 luxury residential properties located at 26 resorts in the US and various international destinations. The properties comprise the majority of the assets belonging to and operated by a leading luxury destination club operator. This senior mortgage bears interest at 8.57% and includes a 50 basis points collateral management fee. The $181 million participation interest was acquired for approximately $159 million, or 88% of par, and financed with an approximate $103 million non-recourse, co-terminus loan at a fixed rate of 5.0%. The Company’s share of the net equity investment of $56 million is $34 million, or 60%, with the remaining 40% owned by the two unaffiliated investors. As part of the transaction, the Company also assigned $18 million, or 40%, of the existing $46 million loan originated in September 2011 to the same unaffiliated investors in the transaction to maintain consistent ownership across both interests.

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

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the accompanying notes thereto, which are included in Item 1 of this Report, as well as the information contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which is accessible on the Securities and Exchange Commission’s (the “SEC”) website at www.sec.gov.

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

Overview

We are a real estate investment and finance company that was organized in June 2009 primarily to acquire, originate and manage a diversified portfolio of real estate-related debt instruments. We focus primarily on acquiring, originating and managing commercial mortgage loans, which may be performing, sub-performing or non-performing loans (including loan-to-own strategies), and other commercial real estate-related debt investments. We also have acquired and may continue to acquire other real estate and real estate-related assets. We collectively refer to commercial mortgage loans, other commercial real estate-related debt investments, commercial mortgage-backed securities (“CMBS”), real estate owned (“REO”) properties and other real estate and real estate-related assets as our target assets. See “Business—Our Target Assets” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Significant dislocation has occurred in global real estate credit markets since the financial downturn, and while the market has begun the process of recovery, we continue to find opportunities to acquire assets that we believe are mispriced relative to intrinsic value of the underlying collateral. We believe the recovery will occur in two general phases: phase one will involve many loan acquisition opportunities as financial institutions around the globe deleverage and divest of troubled assets, and phase two will involve an increasing number of loan originations as commercial real estate fundamentals continue to stabilize and commercial real estate assets are refinanced with new capital based on revised underwriting, valuation and operating metrics. We believe phases one and two are actively underway in the United States, whereas Europe is lagging and is currently producing mostly loan acquisition opportunities. We believe that we are well positioned to capitalize on such opportunities sourcing transactions through the numerous relationships enjoyed by our Manager through its two decade history in the real estate investment business. We also believe that our Manager’s in-depth understanding of commercial real estate and real estate-related investments (including our target assets), and in-house underwriting and asset management capabilities, enable us to acquire assets with attractive risk-adjusted return profiles and the potential for meaningful capital appreciation.

Recent Developments

Investment Activities

During the quarter ended March 31, 2012, we invested approximately $54.5 million in three new assets. See “—Our Investments” for our recent investment activities and updates relating to our existing investments. Many of our investments have been structured as joint ventures with one or more of the private investment funds managed by Colony Capital or its affiliates (collectively, “Co-Investment Funds”). For more information about our investment allocation agreement and conflicts of interest that may arise in connection with these co-investments, see “Business—Co-Investment Funds” and “Risk Factors—Risks Related to Our Management and Our Relationship with Our Manager” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Preferred Stock Offering

On March 20, 2012, we completed an underwritten public offering (the “2012 Preferred Stock Offering”) of 5,800,000 shares of our 8.50% Series A Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share (“Series A Preferred Stock”). The net offering proceeds, after deducting underwriting discounts and commissions and offering costs payable by us, were approximately $140.3 million. We used a portion of the net proceeds to repay amounts outstanding under our line of credit.

The Series A Preferred Stock must be paid a dividend at a rate of 8.5% per year on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The first dividend payment is due July 16, 2012 in the amount of $0.6847 per share. The Series A Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at our option commencing on March 20, 2017 (subject to our right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve our qualification as a REIT or upon the occurrence of a change of control (as defined in the articles supplementary relating to the Series A Preferred Stock)). The Series A Preferred Stock is senior to our common stock with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up. The Series A Preferred Stock generally does not have any voting rights, except if we fail to pay dividends on the Series A Preferred Stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, the Series A Preferred Stock will be entitled to vote to elect two additional directors to our board or directors, until all unpaid dividends have been paid or declared and set aside for payment. In addition, certain changes to the terms of the Series A Preferred Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series A Preferred Stock voting separately as a class.

Our Investments

The following table is a summary of investments we owned as of March 31, 2012:

($ in millions) Our Investments	Date of Initial Investment	Original Invested and Committed Equity(1)	Current Equity Investment (2)	Company’s Proportionate Share of Current UPB (3)	Description
Bulls Loan Portfolio	Jun-11	$65.1	$58.3	$106.8	575 performing and non-performing loans consisting of substantially all first mortgage recourse commercial real estate loans and 5 REO properties
Centro Mezzanine Loans	Jun-11	60.0	60.0	60.0	Participation in mezzanine loans secured by equity interests in 107 retail centers located in 27 states.
U.S. Life Insurance Loan Portfolio	Dec-09	49.7	50.6	62.0	23 fixed-rate first mortgages secured by commercial real estate
WLH Secured Loan	Oct-09	48.0	49.6	56.5	Senior secured term loan secured by first mortgages on residential land and security interests in cash and other assets
Luxury Destination Club Recourse Loan	Sep-11	45.8	44.6	45.2	Performing first mortgage secured by 41 properties located primarily in Manhattan and Maui
DB FDIC Portfolio	Jan-10	34.7	38.3	85.1	818 performing and non-performing loans secured mostly by commercial real estate and 116 REO properties
Extended Stay Loan	Oct-10	37.4	37.4	37.5	Performing mezzanine loan to Extended Stay Hotels, which includes a 664 hotel portfolio
CRE FDIC Portfolio	Aug-11	33.4	35.8	93.1	664 performing and non-performing loans secured mostly by commercial real estate and 12 REO properties
Manhattan Landmark Buildings Loan	Mar-11	29.1	29.4	29.7	Performing first mortgage secured by two landmark properties in Manhattan
German Loan Portfolio IV	Jul-11	30.0	29.1	144.1	5 non-performing commercial real estate loans
Hotel Portfolio (4)	Apr-10	23.9	29.0	13.0	Equity interests in and senior mezzanine loan receivable from entities owning a portfolio of 103 limited service hotels
Multifamily Tax-Exempt Bonds	Jun-11	27.9	27.6	27.9	Senior interest in tax-exempt bonds secured by a multifamily residential property located in Atlanta, GA
Ashford	Feb-12	24.5	24.7	25.8	Two most junior mortgage participation interests in a newly restructured first mortgage secured by five full-service hotels
MF5 CMBS	Feb-12	25.0	24.3	32.4	Most senior bond and interest-only certificate in a CMBS trust that owns 259 performing and non-performing first mortgage loans and 7 REO properties
Luxury Destination Resort Loans	Nov-11	17.3	17.5	17.5	Senior first mortgage and mezzanine loans secured by all assets of a destination spa resort located in Arizona
Class A Manhattan Office Loan Participation	Mar-10	15.0	16.7	22.0	First mortgage pari-passu participation interest secured by Class A midtown Manhattan office building
First Republic Bank	Jun-10	24.0	15.5	NA	Equity ownership in financial institution with approximately $30 billion of assets
BOW Loan Portfolio	Dec-11	14.5	15.0	31.9	61 performing and non-performing loans secured mostly by commercial real estate and 1 REO property
Southern California Land Loan	May-11	13.4	14.4	14.2	First mortgage loan secured by a Southern California master planned development and equity participation rights
Spanish REOC/Colonial Loan	Nov-09	12.5	12.1	17.4	Syndicated senior secured loan to a Spanish commercial real estate company
Barclays FDIC Portfolio	Jul-10	10.3	12.0	25.6	1,324 performing and non-performing loans consisting of substantially all first mortgage recourse commercial real estate loans and 32 REO properties
West Village Loan	Mar-10	9.9	11.5	11.2	Recourse loan secured by first liens on two West Village Manhattan townhomes and a photography catalogue

($ in millions) Our Investments	Date of Initial Investment	Original Invested and Committed Equity(1)	Current Equity Investment(2)	Company’s Proportionate Share of Current UPB(3)	Description
Cushman ADC FDIC Portfolio	Jan-11	9.1	10.5	49.6	1,206 performing and non-performing loans secured mostly by commercial real estate and 3 REO properties
CRE FDIC Portfolio II	Dec-11	7.8	8.0	32.2	286 performing and non-performing loans secured mostly by commercial real estate and 4 REO properties
G&E Secured Loan	Apr-11	8.9	6.4	NA	Loan sale proceeds and shares of common stock of the G&E acquiring entity, BGC Partners
2100 Grand B-Note	Dec-10	6.6	6.5	6.6	First mortgage B-note participation interest secured by an office building in El Segundo, CA
Colony American Homes	Mar-12	25.0	5.0	NA	Investment entity created for the purpose of acquiring and renting single family homes; acquired 29 homes in Arizona
Other Investments	various	40.1	29.1	60.4	Ten investments, each with less than $5 million of current investment balance

Total		$748.9	$718.9	$1,107.7

(1)	Amounts include our share of transaction costs and working capital and are net of origination fees.
(2)	Amounts reflect our share of income less amounts distributed and realized since the inception of the investment and represent the carrying value of our investment at March 31, 2012, net of investment-specific financing and amounts attributable to noncontrolling interests.
(3)	Amounts reflect our share of the unpaid principal balance (“UPB”), unadjusted for any investment-specific financing, of each loan or loan portfolio based upon our economic interest in each investment, net of amounts attributable to noncontrolling interests as of March 31, 2012.
(4)	In January 2012, we foreclosed on the collateral securing the delinquent mezzanine loans and now own indirect equity interests in the entities that own a portfolio of limited service hotels. See the description of the Hotel Portfolio Loans below.

The following table summarizes the carrying and fair values of our investment portfolio by our target asset type as of March 31, 2012. Many of these investments are held through consolidated or unconsolidated joint ventures, and are shown net of investment-specific financing and amounts attributable to noncontrolling interest.

(Amounts in thousands)	Carrying Value		Fair Value
Target Asset Type	Amount	Percentage of Portfolio	Amount	Percentage of Portfolio
Acquired whole mortgage loans	$349,497	49%	$375,500	49%
Originated whole mortgage loans	129,137	18%	135,250	18%
Mezzanine loans	104,931	15%	106,500	14%
Commercial mortgage-backed securities	24,329	3%	24,200	3%
B-note(1)	6,543	1%	6,772	1%
Equity ownership in bank	15,499	2%	25,000	3%
Real estate owned	28,963	4%	29,800	4%
Other investments(2)	59,951	8%	62,783	8%

	$718,850	100%	$765,805	100%

(1)	Represents the carrying value of our investment in 2100 Grand B-Note, net of secured financing of $13.8 million.
(2)	Includes the carrying value of our investment in Multifamily Tax-Exempt Bonds, net of associated derivative liability of $4.4 million.

For descriptions of our investments originated or acquired prior to December 31, 2011, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Investments” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The following summaries provide certain information with respect to the investments we acquired or originated during the three months ended March 31, 2012 (as of each of their respective acquisition or origination dates) and certain developments during the period with respect to our existing investments.

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

In order to support the borrower’s operations and ensure adequate liquidity during the pendency of the Chapter 11 case, WLH Investor provided a new $30 million non-revolving, senior secured, super priority debtor-in-possession credit facility (“DIP Loan”). WLH had borrowed $5 million on the DIP loan, and fully repaid the principal, accrued interest and associated fees upon emergence from bankruptcy in February 2012, generating a 1.2x equity multiple on $5 million of capital invested during the short period WLH was in bankruptcy.

Pursuant to the terms of the recapitalization plan, WLH Secured Loan has been amended (the “Amended WLH Loan”) into a new $235 million senior secured term loan facility (upsized from $206 million without requiring additional funding by the lenders) with a 10.25% interest rate (reduced from the previous 14.0% interest rate), and a term expiring on January 31, 2015. The Amended WLH Loan is prepayable by WLH at any time without penalty, yield maintenance or a “make-whole” payment, however, any early repayment of the upsized $235.0 million outstanding loan amount would be accretive to the original yield-to-maturity on this investment. WLH Investor received a restructuring fee of 1% on the principal amount of the Amended WLH Loan. In April 2012, WLH Investor sold a $25 million participation to an unrelated third party at par.

•

Luxury Destination Club Recourse Loan. In May 2012, the Company in a joint venture with two unaffiliated investors acquired, at a discount, a $181 million participation interest in an approximate $250 million recourse first mortgage loan, which shares the same corporate guarantor as a $46 million loan we originated in September 2011. The newly acquired loan is collateralized by 269 luxury residential properties located at 26 resorts in the US and various international destinations. The properties comprise the majority of the assets belonging to and operated by a leading luxury destination club operator. This senior mortgage bears interest at 8.57% and includes a 50 basis points collateral management fee. The $181 million participation interest was acquired for approximately $159 million, or 88% of par, and financed with an approximate $103 million non-recourse, co-terminus loan at a fixed rate of 5.0%. The Company’s share of the net equity investment of $56 million is $34 million, or 60%, with the remaining 40% owned by the two unaffiliated investors. As part of the transaction, the Company also assigned $18 million, or 40%, of the existing $46 million loan originated in September 2011 to the same unaffiliated investors in the transaction to maintain consistent ownership across both interests. The estimated loan-to-value of the combined loan interests is approximately 56% and the Company’s combined investment of $62 million, which is an incremental $16 million to its pre-existing investment, is expected to generate a blended current cash yield of approximately 20% following the transaction.

•

Manhattan Landmark Buildings Loan. In April 2012, we amended and restated two notes receivable, each with an original principal amount of $19.55 million, into a $26 million A-note and a $14 million B-note. The A-note was sold to an unrelated third party for $25.7 million, or 99% of par. The remaining B-note bears interest at approximately 20.9%, of which approximately 6% will be paid-in-kind.

•

First Republic Bank. In connection with First Republic Bank’s secondary public offering on March 5, 2012, ColFin FRB Investor, LLC, a joint venture with certain Co-Investment Funds in which we own a 5.9% interest, sold 6,198,500 shares of common stock in First Republic Bank. Our share of net cash proceeds (after our pro rata share of underwriting discounts and expenses) and gain on sale was approximately $10.5 million and $3.5 million, respectively. After giving effect to the disposition of shares as part of First Republic Bank’s secondary public offering, we own an approximate 0.6% indirect interest in First Republic Bank through our interest in ColFin FRB Investor, LLC. This most recent secondary sale represented a cumulative sale of approximately 50% of our original share holdings and returned approximately 96% of our original cost basis.

•

Hotel Portfolio Loans. As of December 31, 2011, we owned one-third interests in nonperforming, delinquent mezzanine loans with an aggregate principal amount of $78 million, of which our share was $26 million. The remaining two-thirds interests in the mezzanine loans were owned by a Co-Investment Fund. On January 9, 2012, we and the Co-Investment Fund (collectively, the “JIH Lenders”) completed the foreclosure on the collateral and assigned our rights as winning bidder to ColFin JIH Propco, LLC (“JIH Propco”), an unconsolidated joint venture in which we own a one-third interest. As a result, JIH Propco now owns 100% of the indirect equity interests in the entities that own a portfolio of limited service hotels, and we and the Co-Investment Fund continue to own the $39 million first mezzanine loan to the entities.

•

MF5 CMBS. On February 16, 2012, we invested $25 million in a joint venture with certain Co-Investment Funds that acquired the most senior bond and the interest-only certificate in a CMBS trust. The senior bond has a coupon of 5.1% and is secured by approximately 270 first mortgage loans (of which 89% were performing) collateralized primarily by multifamily properties. The purchase price for the senior bond and interest-only certificate was approximately $226.1 million, representing a discount of 27.4% to par value.

•

Ashford Notes. In February and March 2012, we invested a combined $24.5 million in a joint venture with a Co-Investment Fund that acquired, at a slight discount to the aggregate unpaid principal balance of $51.8 million, the two most junior mortgage participation interests in a newly restructured first mortgage secured by five full-service hotels. The junior mortgage participation interests bear interest at a blended rate of 1-month London Interbank Offered Rate (“LIBOR”) plus 9.15% with a yield-to-maturity of 13% with a flat LIBOR curve, and may be prepaid in full at any time without penalty.

•

G&E Secured Loan. In April 2011, we invested $9 million in a joint venture with a Co-Investment Fund that originated an $18 million senior secured multiple draw term loan secured by substantially all the assets of Grubb & Ellis Company (“G&E”) and its affiliates, a national real estate services firm engaged in brokerage, asset management and investment management. The loan had an eleven-month term and bore interest at an average fixed rate of 11.6% per annum. In October 2011, the loan was amended to increase the size of the facility from $18 million to $28 million. An unrelated third-party, C-III Investments, LLC (“C-III”), provided an additional $10 million term loan to G&E and paid us and the Co-Investment Fund $4.5 million for a 50% participation in the upsized loan. We and the Co-Investment Fund held a $14 million interest, or 50% participation in the loan following the investment by C-III. In February 2012, the entire term loan was sold to an unrelated third party at a slight discount to original cost.

•

Colony American Homes. In March 2012, we invested $5 million in a joint venture with a Co-Investment Fund created for the purpose of acquiring and renting single family homes. Our total commitment to the joint venture is $25 million. During the quarter ended March 31, 2012, the joint venture acquired 29 homes in Arizona for a total purchase price of $2.9 million, of which our share was $1.45 million. Through May 3, 2012, the joint venture had acquired or was in escrow to acquire approximately 220 homes in Arizona, California and Nevada for total purchase price of approximately $22 million, of which our pro rata share of is $11 million.

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

Critical Accounting Policies

Our financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. There have been no material changes to our critical accounting policies or those of our unconsolidated joint ventures since the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. As a result of restricted stock grants to our executive officers (including our chief executive officer) and certain employees of our Manager and its affiliates in January 2012, we have adopted accounting policies on share-based payments as described in Note 2 to the consolidated financial statements in “Item 1. Financial Statements” of this Report.

Recent Accounting Updates

Recent accounting updates are included in Note 2 to the consolidated financial statements in “Item 1. Financial Statements” of this Report.

Results of Operations—Comparison of Three Months Ended March 31, 2012 and 2011

Income from Our Investments

Our primary source of income is our investments in loans, which we hold either directly or through our investments in unconsolidated joint ventures. We have been continually investing in our target assets throughout 2011 and the first quarter of 2012, and therefore, income from some investments may reflect less than a full quarter’s results of operations. Income (loss) from our investments by type of investment is summarized below, shown net of amounts attributable to noncontrolling interests:

	Three Months Ended March 31,
(In thousands)	2012	2011
Acquired whole mortgage loans:
Single loans	$1,651	$794
FDIC loan portfolios	2,841	1,685
German non-performing loan portfolios	708	372
Other loan portfolios	4,163	1,799

	9,363	4,650

Originated mortgage loans	3,288	2,239
Mezzanine loans	2,871	1,687
Commercial mortgage-backed securities	392	109
B-note(1)	225	223
Equity ownership in bank	4,193	992
Real estate owned	(511)	—
Other investments	744	498

	$20,565	$10,398

(1)	Represents our share of interest income from 2100 Grand B-Note, net of interest expense on secured financing.

Income from acquired whole mortgage loans for the three months ended March 31, 2012 increased $4.7 million, or 101%, compared to the three months ended March 31, 2011. The increase is related to several loan portfolios, most notably the CRE FDIC Portfolio, Bulls Loan Portfolio, BOW Loan Portfolio and German Loan Portfolio IV, which were acquired subsequent to the first quarter of 2011, and the Manhattan Landmark Buildings Loan which was acquired on March 31, 2011. Income from other acquired whole mortgage loans held during both periods was comparable.

Income from originated loans during the three months ended March 31, 2012 increased $1.0 million, or 47%, compared to the three months ended March 31, 2011. The increase primarily reflects income from the Southern California Land Loan, Luxury Destination Club Recourse Loans and Luxury Destination Resort Loan, all of which were originated subsequent to the first quarter of 2011, and is partially offset by a $1.1 million loss on the sale of the G&E Secured Loan, which was originated in April 2011.

Income from mezzanine loans for the three months ended March 31, 2012 increased $1.2 million, or 70%, compared to the three months ended March 31, 2011, reflecting the interest income from the Centro Mezzanine Loans which were originated near the end of the second quarter 2011. The increase in 2012 mezzanine loan income is partially offset by no income recognized on the Hotel Portfolio Loans, which are now classified as “real estate owned” due to the January 2012 foreclosure. We recorded a loss of $511,000 on this investment due to some residual bankruptcy related expenses and depreciation, combined with weaker seasonal revenues typical of the first calendar quarter.

Income from CMBS for the three months ended March 31, 2012 is related to our investment in MF5 CMBS, which we acquired in February 2012. Income from CMBS for the corresponding period in 2011 was related to our investment in a $40 million AAA-rated TALF-financed CMBS, which was sold in September 2011.

As discussed in “—Our Investments,” in March 2012, we sold approximately 32% of our shares of common stock in First Republic Bank and realized a gain of approximately $3.5 million, which is reflected in income from equity ownership in bank. The gain is partially offset by lower ongoing income in First Republic Bank for the remainder of the first quarter of 2012 due to our reduced ownership in the bank.

Certain investments individually generated greater than 10% of our total income for the quarters ended March 31, 2012 and 2011. For the three months ended March 31, 2012, FRB Investor generated 19% of total income, primarily resulting from gain on sale of the First Republic Bank common stock. For the three months ended March 31, 2011, NW Investor and WLH Investor collectively generated 31% of our total income.

Other Income from Affiliates

Two 100%-owned asset management companies provide asset management services to two of our FDIC portfolios and earn asset management fees of 50 basis points of each portfolio’s UPB per annum, payable monthly. For the three months ended March 31, 2012 and 2011, the asset management companies earned asset management fees and received cost reimbursements of $550,000 and $561,000, respectively, from these portfolios, and incurred $448,000 and $651,000 of expenses, respectively, as described below.

Expenses

•	Management Fees—Management fees include the following:

	Three Months Ended March 31,
(In thousands)	2012	2011
Base management fees	$2,351	$1,296
Share-based compensation	1,756	—
Incentive fees	413	—

	$4,520	$1,296

Base management fees have increased by approximately $1.1 million due to a substantial increase in our fee base, primarily from the public offering of 15,350,000 shares of our common stock in April 2011 and the 2012 Preferred Stock Offering. Share-based compensation of $1.8 million represents the current quarter amortization of the fair value of restricted shares awarded to certain of our executive officers and certain employees of our Manager and its affiliates in January 2012. Incentive fees are based upon our Core Earnings, further described at “—Non-GAAP Supplemental Financial Measure: Core Earnings,” and are payable to our Manager in shares of our common stock. We did not meet the Core Earnings threshold for the quarter ended March 31, 2011 and, accordingly, no incentive fee was earned by the Manager for such period. For a complete description of base management fees and incentive fees, see “Business—Our Manager and the Management Agreement—Base Management Fee and Incentive Fee” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

•

Investment Expenses—For the three months ended March 31, 2012 and 2011, we incurred investment expenses of $680,000 and $687,000, respectively. Two of our FDIC portfolios are managed by asset management companies that are wholly-owned by us. These asset management companies receive allocations of compensation, overhead and direct costs from an affiliate of our Manager pursuant to a cost allocation arrangement. For the three months ended March 31, 2012 and 2011, the asset management companies incurred $448,000 and $651,000 of expenses, respectively, of which $214,000 and $318,000, respectively, were allocated by the affiliate of our Manager. The current period decrease reflects a lower allocation of expenses to the two FDIC portfolios by the affiliate in the current quarter due to an overall increase in assets being managed by the affiliate, and the initial setup fees charged by the loan servicer in the prior period. The remaining investment expenses include the cost of managing and servicing our investments and investment transaction costs expensed in connection with the initial acquisition of our investments, as well as costs associated with unsuccessful transactions.

•

Interest Expense—Interest expense for the three months ended March 31, 2012 and 2011 of $1,494,000 and $510,000, respectively, includes $1,246,000 and $336,000, respectively, of contractual interest, unused commitment fees and amortization of deferred financing costs on our credit facility. Interest expense for the current quarter related to our credit facility was significantly higher due to (1) substantial outstanding borrowings to finance our investment activities, until we repaid all outstanding amounts using a portion of the net proceeds from the 2012 Preferred Stock Offering in late March, and (2) higher unused commitment fees and amortization of deferred financing costs due to a $100 million increase in total availability following the restructuring of our credit facility in September 2011. For the three months ended March 31, 2011, substantially all of the interest expense was from unused commitment fees and amortization of deferred financing costs, as we had minimal outstanding amounts. The remaining interest expense for each period primarily represents interest on the secured financing of our 2100 Grand loan.

•	Administrative Expenses—Administrative expenses are summarized below:

	Three Months Ended March 31,
(In thousands)	2012	2011
Reimbursements to Colony Capital:
Compensation pursuant to secondment agreement	$297	$354
Allocated overhead and direct administrative expenses	294	36

Total reimbursements to Colony Capital	591	390

Professional fees	658	783
Insurance	164	181
Share-based compensation (excluding board compensation)	138	—
Board-related costs	72	68
Other	131	93

	$1,754	$1,515

Total administrative expenses increased $239,000, or 16%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The primary reasons for the overall increase are:

•

Total compensation expense increased $81,000, or 23%, due to amortization of the fair value of restricted shares of our common stock issued to our Chief Financial Officer in January 2012, which was partially offset by a lower bonus accrual; and,

•

Overhead expenses allocated from Colony Capital increased $258,000 primarily due to the reimbursement of compensation costs of certain employees of Colony Capital and an increase in the ratio of our total assets relative to total Colony Capital-managed assets.

The increase in total administrative expenses was partially offset by lower professional fees and a lower negotiated rate for our insurance in 2012. For the quarter ended March 31, 2011, professional fees included approximately $150,000 of costs related to an aborted offering.

Income Tax Provision

Our taxable REIT subsidiaries (each a “TRS”), which directly or indirectly hold certain of our investments, are subject to corporate level federal, state, foreign and local income taxes. For the three months ended March 31, 2012 and 2011, we recorded an income tax provision of $364,000 and an income tax benefit of $228,000, respectively. The 2012 income tax provision reflects current income taxes payable on the operations of our TRSs and a deferred tax liability resulting from temporary differences related to income recognition for our Bow Loan Portfolio and Cushman ADC FDIC Portfolio. The 2011 income tax benefit reflects the release of the valuation allowance on the deferred tax asset associated with the temporary differences related to income recognition from our investments in foreign joint ventures and the tax bases of certain of our other joint ventures, and is partially offset by current federal and state income tax provisions.

Information About Our Loan Portfolio

The following tables summarize certain characteristics of the loans and beneficial interests in securities held by the Company and the joint ventures and our proportionate share as of March 31, 2012:

	March 31, 2012
($ in thousands)	Total Portfolio		Company's Proportionate Share
Collateral Type	Unpaid Principal Balance	Amortized Cost	Unpaid Principal Balance	Amortized Cost	% of Amortized Cost	Weighted Average Coupon	Current Interest Yield on Cost	Weighted Average Maturity in Years
Originated performing loans
Retail	$60,000	$60,000	$60,000	$60,000	9.0%	9.8%	9.8%	4.3
Office	20,455	20,411	20,250	20,208	3.0%	8.0%	8.0%	3.7
Hospitality	82,703	82,017	82,703	82,017	12.3%	11.3%	11.4%	4.0
Residential	263,405	230,125	70,673	62,118	9.3%	10.6%	12.1%	3.1

Total originated performing loans	426,563	392,553	233,626	224,343	33.6%	10.4%	10.9%	3.8

Acquired loans and beneficial interests in bonds
Performing:
Retail	397,738	285,278	59,532	43,821	6.6%	6.3%	8.9%	5.3
Office	336,682	246,105	60,596	44,788	6.7%	5.1%	7.4%	6.2
Industrial	219,673	165,754	29,271	22,044	3.3%	6.2%	8.5%	4.0
Hospitality	132,087	112,248	47,015	43,946	6.6%	9.5%	10.2%	3.9
Multifamily	520,382	404,225	89,157	74,682	11.2%	5.1%	6.2%	10.7
Other commercial	433,359	305,180	65,274	50,521	7.5%	8.3%	10.6%	3.4
Residential	75,545	34,719	12,336	6,681	1.0%	5.5%	10.6%	7.2
Land	168,334	68,566	12,892	4,751	0.7%	5.9%	16.4%	2.7

Total performing	2,283,800	1,622,075	376,073	291,234	43.6%	6.5%	8.6%	6.1

Non-performing:
Retail	386,949	174,176	50,173	20,222	3.0%
Office	604,889	159,223	159,674	36,465	5.4%
Industrial	192,409	80,081	28,022	11,733	1.8%
Hospitality	96,890	47,114	11,808	5,331	0.8%
Multifamily	298,275	130,308	50,046	18,583	2.8%
Other commercial	458,663	157,081	54,466	19,118	2.9%
Residential	256,958	107,595	45,565	24,556	3.7%
Land	949,641	183,907	76,680	15,689	2.4%

Total non-performing	3,244,674	1,039,485	476,434	151,697	22.8%

Total acquired loans	5,528,474	2,661,560	852,507	442,931	66.4%

Total portfolio	$5,955,037	$3,054,113	$1,086,133	$667,274	100.0%

The following tables summarize certain characteristics of the loans held by the Company and the joint ventures and our proportionate share as of December 31, 2011:

	December 31, 2011
($ in thousands)	Total Portfolio		Company's Proportionate Share
Collateral Type	Unpaid Principal Balance	Amortized Cost	Unpaid Principal Balance	Amortized Cost	% of Amortized Cost	Weighted Average Coupon	Current Interest Yield on Cost	Weighted Average Maturity in Years
Originated performing loans
Retail	$60,000	$60,000	$60,000	$60,000	8.9%	9.8%	9.8%	4.5
Office	20,520	20,474	20,315	20,270	3.0%	8.0%	8.0%	3.9
Hospitality	84,000	83,273	84,000	83,273	12.3%	11.3%	11.4%	4.3
Other commercial	14,848	14,681	7,424	7,341	1.1%	12.0%	12.4%	0.2
Residential	234,049	231,491	63,526	62,331	9.3%	13.6%	14.2%	3.2

Total originated performing loans	413,417	409,919	235,265	233,215	34.6%	11.3%	11.4%	3.9

Acquired loans and beneficial interests in bonds
Performing:
Retail	426,160	303,163	64,209	46,594	6.9%	6.2%	8.8%	5.4
Office	347,441	253,997	62,049	45,626	6.8%	4.8%	6.9%	6.2
Industrial	229,137	173,026	30,890	23,083	3.4%	6.2%	8.6%	4.4
Hospitality	84,190	66,353	21,723	20,058	3.0%	9.2%	9.7%	6.8
Multifamily	258,500	201,550	60,690	52,538	7.8%	4.5%	5.2%	4.0
Other commercial	467,121	331,528	68,650	52,932	7.8%	8.2%	10.3%	3.6
Residential	94,085	43,528	16,385	8,426	1.3%	5.4%	10.1%	5.7
Land	182,746	78,149	14,055	5,544	0.8%	5.9%	13.3%	2.7

Total performing	2,089,380	1,451,294	338,651	254,801	37.8%	6.2%	8.3%	4.8

Non-performing:
Retail	419,646	188,483	54,750	22,095	3.3%
Office	632,546	160,123	160,846	36,168	5.4%
Industrial	206,020	89,640	28,439	12,095	1.8%
Hospitality	132,757	78,524	39,090	35,282	5.2%
Multifamily	296,338	121,716	51,386	18,257	2.7%
Other commercial	473,641	163,862	56,335	19,943	3.0%
Residential	266,387	106,263	47,254	24,118	3.6%
Land	1,020,972	208,602	83,228	17,692	2.6%

Total non-performing	3,448,307	1,117,213	521,328	185,650	27.6%

Total acquired loans	5,537,687	2,568,507	859,979	440,451	65.4%

Total portfolio	$5,951,104	$2,978,426	$1,095,244	$673,666	100.0%

As of March 31, 2012, the Company’s and the joint ventures’ performing loan portfolio comprised fixed rate loans bearing interest rates ranging from 1.0% to 21.0% (weighted average of 7.5%) with an aggregate UPB of $1,541.6 million and variable rate loans bearing interest rates ranging from 1.2% to 14.5% (weighted average of 5.8%) with an aggregate UPB of $1,168.8 million. Maturity dates of performing loans range from April 2012 to May 2040. Scheduled maturities based on UPB of performing loans as of March 31, 2012 are as follows:

(In thousands)
One year or less	$540,403
Greater than one year and less than five years	1,270,352
Greater than or equal to five years	899,608

Total	$2,710,363

Liquidity and Capital Resources

Our current primary uses of liquidity are to fund:

•	acquisitions of our assets and related ongoing commitments;

•	our operations, including overhead costs and the management fee to our Manager;

•	distributions to our common and preferred stockholders;

•	principal and interest payments on our borrowings; and

•	share repurchases under our common stock repurchase program from time to time.

Our current primary sources of liquidity are:

•	cash on hand;

•	our credit facility;

•	cash flow generated from our investments, both from operations and return of capital;

•	proceeds from full or partial realization of investments;

•	investment-level financing; and

•	proceeds from public or private equity offerings.

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

Contractual Obligations and Commitments

The following discussions update our disclosure of contractual obligations and commitments in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

During the first quarter of 2012 we used a portion of the net proceeds from the 2012 Preferred Stock Offering to repay the principal and accrued interest on all outstanding borrowings under our credit facility.

On February 25, 2012, WLH emerged from bankruptcy, thereby terminating the DIP Loan and eliminating our approximate $5 million commitment to fund future draws.

Off-Balance Sheet Arrangements

We have ownership interests in certain unconsolidated joint ventures as detailed in Note 3 to our consolidated financial statements included in Item 1 of this Report. For three structured transactions with the FDIC, we and certain investment funds managed by affiliates of our Manager committed to contribute additional amounts in order to satisfy additional security requirements, up to amounts set forth in the transaction documents with the FDIC. All such obligations are included in the contractual obligations table included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. For the remaining four structured transactions with the FDIC, such additional security requirements were funded at closing and no additional commitments exist.

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

Acquisitions of Target Assets

During the three months ended March 31, 2012, we invested approximately $54.5 million in three new target assets. We expect to continue to pursue our target assets for the near term and may invest additional funds in our existing investments. To the extent that we do not generate sufficient cash from our operations, we expect to fund our investments with borrowings from our credit facility, investment-level financing, redeployment of proceeds from realized investments and public or private issuance of equity.

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

We are also required to make quarterly cash distributions to the 8.5% Series A Preferred stockholders of $3.1 million, payable on or about the 15th of each January April, July and October. The first dividend payment on our Series A Preferred Stock is payable on July 16, 2012 in the amount of $0.6847 per share, or approximately $4.0 million. Annual dividends payable to the Series A Preferred stockholders total approximately $12.3 million.

During the quarter ended March 31, 2012, we declared dividends of $0.34 per common share, which was paid in April 2012.

Cash and Cash Flows

As of May 7, 2012, we had approximately $29.5 million of cash.

The following table summarizes our cash flow activity:

	Three Months Ended March 31,
(in thousands)	2012	2011
Net cash provided by operating activities	$14,570	$1,774
Net cash used in investing activities	(40,750)	(43,432)
Net cash provided by (used in) financing activities	60,057	(16,125)

Operating Activities

For the three months ended March 31, 2012 and 2011, cash flows from operating activities increased $12.8 million. The increase reflects the substantial increase in the number of investments in our investment portfolio. Cash flows from operating activities are primarily distributions of earnings from unconsolidated joint ventures and interest received from our investments in loans, partially offset by payment of operating expenses. For the three months ended March 31, 2012, distributions of earnings from unconsolidated joint ventures include approximately $5 million of earnings and realized gain received following the sale of common stock of First Republic Bank in March 2012.

Investing Activities

Net cash used in investing activities for both periods presented reflect our acquisitions of our target assets. Cash outlays for our contributions to unconsolidated joint ventures and for investments in loans during the periods are partially offset by distributions of capital from unconsolidated joint ventures. For the three months ended March 31, 2012, approximately $54.5 million of new investments are partially offset by substantial distributions of capital from unconsolidated joint ventures, including approximately $5.5 million following the sale of common stock in First Republic Bank and approximately $8.7 million from various loan portfolios from loan repayments and resolutions.

Financing Activities

For the three months ended March 31, 2012, net cash provided by financing activities reflects net proceeds from our 2012 Preferred Stock Offering. These amounts are offset by repayment of $69 million of net borrowings under our credit facility and payment of dividends declared during the fourth quarter of 2011. For the three months ended March 31, 2011, net cash used in financing activities reflect the repayment of $20 million of borrowings under our credit facility and payment of dividends declared during the fourth quarter of 2010, offset by a $10 million contribution from the noncontrolling interest for the Manhattan Landmark Buildings Loan.

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

The amount available for draw is limited to 3.5 times the annualized cash income (as defined in the Credit Agreement) from eligible assets. To be included in the borrowing capacity, an asset must meet certain criteria, including being free of all liens and pledges and, when taken with all other eligible assets, the average time to maturity must be at least 3.5 years. The maximum amount available for draw as of May 3, 2012 was $134.4 million, none of which was drawn.

The Credit Agreement contains covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. At March 31, 2012, we were in compliance with all debt covenants and we expect to continue to meet all financial and reporting requirements. However, in the event of an economic slow-down, volatility in the credit markets, and rising cost of capital, there is no certainty that we will be able to continue to meet all of the covenant requirements. The following table summarizes the key financial covenants and our actual results as of and for the three months ended March 31, 2012:

($ in thousands)	Covenant Level	Actual Level March 31, 2012
Financial covenant as defined in the Credit Agreement:
Consolidated Tangible Net Worth	Minimum $595,196	$744,158
Consolidated Fixed Charge Coverage Ratio	Minimum 2.75 to 1.0	10.74 to 1.0
Consolidated Leverage Ratio	Maximum 0.5 to 1.0	0.16 to 1.0
Liquidity	Minimum $15,000	$160,504
Total Facility Outstandings to Consolidated Cash Income	Maximum 3.5 to 1.0	0.0 to 1.0
Weighted Average Maturity of Contributing Investment Assets	Minimum 42 months	59 months

Cash from Investments

Our investments generate cash, either from operations or as a return of our invested capital. We receive monthly or quarterly distributions from some of our unconsolidated joint ventures from earnings, principal receipts or capital transactions such as financing transactions or full or partial loan sales. We also receive interest and principal on our loans held for investment. As loans reach their maturity we may receive all or a portion of the outstanding principal balance. Scheduled repayments on loans held for investment for the year ending December 31, 2012 are minimal; however, some of our loans require partial paydowns of principal in the event of a sale of the underlying collateral.

We may also, from time to time, fully or partially realize our investments through sales. For example, during the three months ended March 31, 2012, through our interest in a joint venture which holds an ownership interest in First Republic Bank, we sold 366,418 shares of common stock in First Republic Bank, which resulted in net cash proceeds of approximately $10.5 million. We also received approximately $8.7 million of distributions of capital from our unconsolidated joint ventures resulting from loan resolutions at the joint venture level, either through loan sales or payoffs (whether paid-in-full or discounted). We expect to continue to resolve loans in some of our loan pools to generate cash, particularly those in acquired credit-distressed portfolios, such as the Bulls Loan Portfolio and German loan portfolios. We may also pursue opportunities to sell whole or partial positions in our originated loan investments or obtain financing (see “—Investment-Level Financing”) to generate cash and improve the total return on our investments.

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

Equity Offerings

In March 2012, we received net proceeds of $140.3 million from the 2012 Preferred Stock Offering and used $105 million of the proceeds to repay all amounts outstanding on our credit facility.

Under our current shelf registration statement filed with the SEC, we may offer up to $855 million in various types of equity securities. These securities may be issued from time to time at our discretion based on our needs and depending upon market conditions and available pricing.

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

We believe that Core Earnings is a useful supplemental measure of our operating performance. The exclusion from Core Earnings of the items specified above allows investors and analysts to readily identify the operating results of the assets that form the core of our activity and assists in comparing those operating results between periods. Core Earnings is also the basis upon which the incentive fee to our Manager is calculated. Also, since some of our competitors use a similar supplemental measure, it facilitates comparisons of operating performance to other mortgage REITs. However, other mortgage REITs may use different methodologies to calculate Core Earnings, and accordingly, our calculation of Core Earnings may not be comparable to all other mortgage REITs.

Core Earnings does not represent cash flow from operations as defined by GAAP, should not be considered as an alternative to net income as defined by GAAP and is not indicative of cash available to fund all cash flow needs.

A reconciliation of our GAAP net income attributable to common stockholders to Core Earnings is presented below:

	Three Months Ended March 31,
(In thousands)	2012	2011
GAAP net income attributable to common stockholders	$12,092	$7,363
Adjustments to GAAP net income to reconcile to Core Earnings:
Noncash equity compensation expense	1,916	30
Incentive fee	413	—
Depreciation expense	850	—
Net unrealized loss on derivatives	180	—

Core Earnings	$15,451	$7,393

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

Interest Rate and Credit Curve Spread Risk

Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Credit curve spread risk is highly sensitive to the dynamics of the markets for commercial real estate loans and securities we hold. Excessive supply of these assets combined with reduced demand will cause the market to require a higher yield. This demand for higher yield will cause the market to use a higher spread over the U.S. Treasury securities yield curve, or other benchmark interest rates, to value these assets. The majority of the performing loans held by our unconsolidated joint ventures are fixed rate loans. As U.S. Treasury securities are priced to a higher yield and/or the spread to U.S. Treasuries used to price the assets increases, the price at which the joint ventures could sell some of the assets may decline. Conversely, as U.S. Treasury securities are priced to a lower yield and/or the spread to U.S. Treasuries used to price the assets decreases, the value of the loan portfolios may increase. In addition, fluctuations in LIBOR rates may affect the amount of interest expense we incur in connection with borrowings under our credit facility, which, based on our current debt ratio, incur interest expense at a per annum rate equal to the sum of, at our election, the one, two, three, six, or twelve-month LIBOR plus 3.5%. As of March 31, 2012, we had no outstanding borrowings under the credit facility and we and our unconsolidated joint ventures did not have any variable rate debt. Therefore, there is no interest rate sensitivity for debt outstanding as of March 31, 2012.

As of March 31, 2012, we and our unconsolidated joint ventures did not have any interest rate hedges. However, in the future, we or our unconsolidated joint ventures may utilize a variety of financial instruments, including interest rate swaps, caps, floors and other interest rate exchange contracts, in order to limit the effects of fluctuations in interest rates on our operations. The use of these types of derivatives to hedge interest-earning assets and/or interest-bearing liabilities carries certain risks, including the risk that losses on a hedge position will reduce the funds available for distribution and that such losses may exceed the amount invested in such instruments. A hedge may not perform its intended purpose of offsetting losses of rising interest rates. Moreover, with respect to certain of the instruments used as hedges, we are exposed to the risk that the counterparties with which we trade may cease making markets and quoting prices in such instruments, which may render us unable to enter into an offsetting transaction with respect to an open position. If we anticipate that the income from any such hedging transaction will not be qualifying income for REIT income purposes, we may conduct all or part of our hedging activities through a to-be-formed corporate subsidiary that is fully subject to federal corporate income taxation. Our profitability may be adversely affected during any period as a result of changing interest rates.

Currency Risk

We have foreign currency rate exposures related to our equity investments in joint ventures which hold certain commercial real estate loan investments in Europe. Our sole currency exposure is to the Euro. Changes in currency rates can adversely affect the fair values and earnings of our non-U.S. holdings. As of March 31, 2012, we had approximately €35.1 million, or $46.8 million, in European investments. Net tax-effected accumulated foreign exchange loss on the European investments was approximately $3.0 million, or $1.9 million after hedge gain. A 1% change in the exchange rate would result in a $0.5 million increase or decrease in translation gain or loss on our investments in unconsolidated joint ventures. We mitigate this risk by utilizing currency instruments to hedge the capital portion of our foreign currency risk. The type of hedging instrument that we employed on our European investments was a costless collar (buying a protective put while writing an out-of-the-money covered call with a strike price at which the premium received is equal to the premium of the protective put purchased) which involved no initial capital outlay. The puts were structured with strike prices approximately 10% lower than our cost basis in such investments, thereby limiting any Euro related foreign exchange related fluctuations to approximately 10% of the original capital invested in the deal.

At March 31, 2012, we had nine outstanding collars with an aggregate notional amount of €27.3 million. The maturity dates of such instruments approximate the projected dates of related cash flows for specific investments. Termination or maturity of currency hedging instruments may result in an obligation for payment to or from the counterparty to the hedging agreement. We are exposed to credit loss in the event of non-performance by counterparties for these contracts. To manage this risk, we select major international banks and financial institutions as counterparties and perform a quarterly review of the financial health and stability of our trading counterparties. Based on our review as of March 31, 2012, we do not expect any counterparty to default on its obligations.

The following table summarizes the notional amounts and fair values of our collars as of March 31, 2012:

(In thousands, except exchange rates)
Hedged Asset	Notional Amount	Cap Range (USD/€)	Floor Range (USD/€)	Expiration Date	Net Fair Value
Investment in Spanish REOC/Colonial Loan	€7,800	1.627–1.635	1.340–1.350	December 2012	$450
Investments in German loan portfolios	19,490	1.300–1.510	1.100–1.290	December 2012–July 2015	631

	€27,290				$1,081

ITEM 4.	Controls and Procedures.

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

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2012.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings.

There have been no material changes to the legal proceedings included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 1A.	Risk Factors.

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Mine Safety Disclosures.

Not applicable.

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits.

Exhibit No.	Description

3.1	Articles Supplementary designating Colony Financial, Inc.’s 8.50% Series A Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-A filed on March 20, 2012)

4.1	Form of stock certificate evidencing the 8.50% Series A Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A filed on March 20, 2012)

10.1	Amended and Restated Secondment Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 26, 2012)

10.2*	Amended and Restated 2011 Equity Incentive Plan

31.1*	Certification of Richard B. Saltzman, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Darren J. Tangen, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Richard B. Saltzman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Darren J. Tangen, Chief Financial Officer and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	Financial statements from the Quarterly Report on Form 10-Q of Colony Financial, Inc. for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Equity, (5) Consolidated Statements of Cash Flows and (6) Notes to Consolidated Financial Statements, tagged as blocks of text, submitted electronically with this report.

*	Filed herewith

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 8, 2012

COLONY FINANCIAL, INC.

By:	/S/ RICHARD B. SALTZMAN
Richard B. Saltzman
Chief Executive Officer and President

By:	/S/ DARREN J. TANGEN
Darren J. Tangen
Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer)