Form 10-Q
period 2012-06-30
Colony Financial, Inc.
filed 2012-08-09
CIK 1467076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 8, 2012, 33,113,828 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding.

COLONY FINANCIAL, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

COLONY FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2012 (Unaudited)	December 31, 2011

ASSETS
Cash	$8,164	$3,872
Investments in unconsolidated joint ventures	582,721	443,500
Loans held for investment, net	319,312	232,619
Beneficial interests in debt securities, available-for-sale, at fair value	32,339	32,427
Other assets	28,504	15,101

Total assets	$971,040	$727,519

LIABILITIES AND EQUITY
Liabilities:
Line of credit	$33,000	$69,000
Secured financing	117,283	13,845
Accrued and other liabilities	13,111	16,304
Due to affiliates	4,564	3,788
Dividends payable	15,562	11,092

Total liabilities	183,520	114,029

Commitments and contingencies (Note 15)

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value, 8.5% Series A Cumulative Redeemable Perpetual liquidation preference of $25 per share, 50,000,000 shares authorized, 5,800,000 and no shares issued and outstanding, respectively	58	—
Common stock, $0.01 par value, 450,000,000 shares authorized, 33,115,665 and 32,624,889 shares issued and outstanding, respectively	331	326
Additional paid-in capital	742,229	599,470
Retained earnings	6,260	5,510
Accumulated other comprehensive loss	(2,378)	(2,330)

Total stockholders’ equity	746,500	602,976
Noncontrolling interests	41,020	10,514

Total equity	787,520	613,490

Total liabilities and equity	$971,040	$727,519

The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Income
Equity in income of unconsolidated joint ventures	$15,994	$9,416	$31,435	$17,900
Interest income	9,051	3,508	14,877	5,673
Other income from affiliates	569	346	1,119	907

Total income	25,614	13,270	47,431	24,480

Expenses
Management fees (including $608, $0, $2,364 and $0 of share-based compensation, respectively)	3,944	2,228	8,464	3,524
Investment expenses (including $470, $303, $914 and $650 reimbursable to affiliates, respectively)	1,091	323	1,771	1,010
Interest expense	1,829	486	3,323	996
Administrative expenses (including $583, $484, $1,174 and $874 reimbursable to affiliates, respectively)	1,478	1,533	3,232	3,048

Total expenses	8,342	4,570	16,790	8,578

Net unrealized loss on derivatives	(160)	(46)	(340)	(46)
Foreign exchange loss, net of foreign currency hedges	(116)	(90)	(164)	(144)

Income before income taxes	16,996	8,564	30,137	15,712
Income tax provision (benefit)	441	226	805	(2)

Net income	16,555	8,338	29,332	15,714
Net income attributable to noncontrolling interests	1,454	301	1,763	314

Net income attributable to Colony Financial, Inc.	15,101	8,037	27,569	15,400
Preferred dividends	3,082	—	3,458	—

Net income attributable to common stockholders	$12,019	$8,037	$24,111	$15,400

Net income per common share:
Basic	$0.36	$0.25	$0.73	$0.62

Diluted	$0.36	$0.25	$0.73	$0.62

Weighted average number of common shares outstanding:
Basic	32,745,500	31,911,500	32,696,100	24,684,900

Diluted	32,806,900	32,199,000	32,731,400	24,972,400

Dividends declared per common share	$0.35	$0.32	$0.69	$0.64

The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$16,555	$8,338	$29,332	$15,714
Other comprehensive income, net of tax:
Equity in other comprehensive income (loss) of unconsolidated joint ventures	534	(211)	254	(64)
Unrealized gain on beneficial interests in debt securities	538	—	228	—
Change in fair value of derivative instruments designated as hedges	943	(79)	223	(609)
Foreign currency translation adjustments	(1,250)	518	(880)	1,620
Realized foreign exchange loss (gain) reclassified from accumulated other comprehensive income	116	(92)	135	(29)

Other comprehensive income (loss)	881	136	(40)	918

Comprehensive income	17,436	8,474	29,292	16,632
Comprehensive income attributable to noncontrolling interests	1,471	297	1,771	313

Comprehensive income attributable to stockholders	$15,965	$8,177	$27,521	$16,319

The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and per share data)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2010	—	$—	17,384,000	$174	$330,777	$1,152	$936	$333,039	$240	$333,279
Net income	—	—	—	—	—	15,400	—	15,400	314	15,714
Other comprehensive income (loss)	—	—	—	—	—	—	919	919	(1)	918
Common stock offering	—	—	15,350,000	153	283,822	—	—	283,975	—	283,975
Underwriting and offering costs	—	—	—	—	(12,268)	—	—	(12,268)	—	(12,268)
Anti-dilution purchase price adjustment	—	—	175,000	2	(164)	—	—	(162)	—	(162)
Share-based payments	—	—	—	—	59	—	—	59	—	59
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	10,140	10,140
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(384)	(384)
Common stock dividends declared ($0.64 per share)	—	—	—	—	—	(16,094)	—	(16,094)	—	(16,094)

Balance at June 30, 2011	—	$—	32,909,000	$329	$602,226	$458	$1,855	$604,868	$10,309	$615,177

Balance at December 31, 2011	—	$—	32,624,889	$326	$599,470	$5,510	$(2,330)	$602,976	$10,514	$613,490
Net income	—	—	—	—	—	27,569	—	27,569	1,763	29,332
Other comprehensive income (loss)	—	—	—	—	—	—	(48)	(48)	8	(40)
Issuance of 8.5% Series A Cumulative Redeemable Perpetual Preferred Stock	5,800,000	58	—	—	144,942	—	—	145,000	—	145,000
Underwriting and offering costs	—	—	—	—	(4,937)	—	—	(4,937)	—	(4,937)
Issuance of common stock for incentive fees	—	—	8,777	—	150	—	—	150	—	150
Share-based payments	—	—	481,999	5	2,604	—	—	2,609	—	2,609
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	36,376	36,376
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(7,641)	(7,641)
Preferred stock dividends	—	—	—	—	—	(3,971)	—	(3,971)	—	(3,971)
Common stock dividends declared ($0.69 per share)	—	—	—	—	—	(22,848)	—	(22,848)	—	(22,848)

Balance at June 30, 2012	5,800,000	$58	33,115,665	$331	$742,229	$6,260	$(2,378)	$746,500	$41,020	$787,520

The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities
Net income	$29,332		$15,714
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discount and net origination fees on purchased and originated loans	(989)		(1,010)
Paid-in-kind interest added to loan principal	(414)		(202)
Amortization of deferred financing costs	873		440
Equity in income of unconsolidated joint ventures	(31,435)		(17,900)
Distributions of income from unconsolidated joint ventures	30,702		8,992
Share-based payments	2,759		59
Changes in operating assets and liabilities:
Increase in other assets	(2,331)		(581)
(Decrease) increase in accrued and other liabilities	(284)		142
Increase in due to affiliates	776		849
Other adjustments, net	685		190

Net cash provided by operating activities	29,674		6,693

Cash Flows from Investing Activities
Contributions to unconsolidated joint ventures	(172,250)		(96,384)
Distributions from unconsolidated joint ventures	62,620		1,847
Investments in purchased loans receivable, net of seller financing	(56,427)		(38,513)
Repayments of principal on loans receivable	3,237		106
Net disbursements on originated loans	—		(60,000)
Proceeds from sales of loans receivable	30,159		—
Acquisition of beneficial interests in debt securities	—		(28,000)
Investment deposits	(1,825)		(15,000)
Other investing activities, net	(29)		(327)

Net cash used in investing activities	(134,515)		(236,271)

Cash Flows from Financing Activities
Proceeds from issuance of preferred stock, net	140,432		—
Proceeds from issuance of common stock, net	—		272,261
Dividends paid to common stockholders	(22,349)		(11,647)
Line of credit borrowings	85,000		—
Line of credit repayments	(121,000)		(20,000)
Payment of deferred financing costs	(1,005)		—
Payment of offering costs	(83)		(554)
Contributions from noncontrolling interests	36,376		10,140
Distributions to noncontrolling interests	(7,641)		(384)
Other financing activities, net	(597)		(344)

Net cash provided by financing activities	109,133		249,472

Effect of exchange rates on cash	—		7

Net increase in cash	4,292		19,901
Cash, beginning of period	3,872		66,245

Cash, end of period	$8,164		$86,146

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,205		$503

Cash paid for income taxes	$2,979		$255

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends payable	$15,562		$10,531

Seller-provided secured financing on purchased loan	$103,524		$—

Interest reserve for seller financing funded by borrower of purchased loan (Note 7)	$9,984	$

Assignment of loans receivable and related liabilities to investment in unconsolidated joint ventures	$29,427		$—

Offering costs included in accrued and other liabilities	$252		$—

Deferred payment on investment in unconsolidated joint venture	$—		$150

The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

1. Organization

Colony Financial, Inc. (the “Company”) was organized on June 23, 2009 as a Maryland corporation for the purpose of acquiring, originating and managing commercial mortgage loans, which may be performing, sub-performing or non-performing loans (including loan-to-own strategies), and other commercial real estate-related debt and equity investments. The Company has also acquired and is expected to continue to acquire other real estate and real estate-related assets. The Company is managed by Colony Financial Manager, LLC (the “Manager”), a Delaware limited liability company, and an affiliate of the Company. The Company elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code commencing with its first taxable year ended December 31, 2009.

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

For awards with periodic vesting, the Company recognizes the related expense on a straight-line basis over the requisite service period for the entire award, subject to periodic adjustments to ensure that the cumulative amount of expense recognized through the end of any reporting period is at least equal to the fair value of the portion of the award that has vested through that date. Share-based payments are reflected in the same expense category as would be appropriate if the payments had been made in cash.

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

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of June 30, 2012 and December 31, 2011, the Company has not established a liability for uncertain tax positions.

Segment Reporting

The Company is a REIT primarily focused on acquiring and originating commercial mortgage loans and other commercial real estate-related debt investments. For the six months ended June 30, 2012 and 2011, the Company’s only reportable segment is the debt investment segment.

The Company has committed to invest up to $150 million in a joint venture with an investment fund managed by an affiliate of the Manager created for the purpose of acquiring and renting single family homes. The Company’s interest in the joint venture is 50%. Through June 30, 2012, the Company has invested $75 million in the joint venture. Although management has determined home rentals to be a separate operating segment, it does not meet the quantitative thresholds established by GAAP to be considered a reportable segment.

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

The Company’s investments in unconsolidated joint ventures are summarized below:

(Amounts in thousands)			Carrying Value
Joint Ventures	Investment Description	Ownership Percentage	June 30, 2012	December 31, 2011
ColFin American Investors, LLC	Acquisition and rental of single family homes	50.0%	$74,876	$—
ColFin Bulls Funding A, LLC, ColFin Bulls Funding B, LLC and Colony AMC Bulls, LLC	Acquisition of approximately 650 credit-distressed loans consisting of substantially all first mortgage recourse commercial real estate loans	32.5%	45,185	63,699
ColFin WLH Funding, LLC	Origination of senior secured term loan secured by first mortgages on residential land and security interests in cash and other assets	24.0%	44,690	52,416
ColFin NW Funding, LLC	Acquisition of 25 credit-distressed first mortgage loans secured by commercial real estate	37.9%	44,167	51,396
ColFin DB Guarantor, LLC and Colony AMC DB, LLC	Structured acquisition in a joint venture with the Federal Deposit Insurance Corporation (the “FDIC”) of approximately 1,200 credit-distressed loans secured mostly by commercial real estate	33.3%	38,209	37,710
ColFin 2011 CRE Holdco, LLC and Colony AMC 2011 CRE, LLC	Structured acquisition in a joint venture with the FDIC of approximately 760 credit-distressed loans secured mostly by commercial real estate	44.4%	36,155	34,728
ColFin JIH Holdco, LLC and ColFin JIH Mezzco A, LLC	Equity interests in and senior mezzanine loan receivable from entities owning a portfolio of 103 limited service hotels	33.3%	30,437	—
ColFin Hunt Holdco A, LLC and ColFin Hunt Holdco B, LLC	Acquisition of 5 non-performing first mortgage loans secured by commercial real estate located in Germany	37.9%	27,163	27,714
ColFin Ash Funding, LLC	Acquisition of the two most junior mortgage participation interests in a newly restructured first mortgage secured by five full-service hotels	50.0%	24,473	—
ColFin MF5 Funding, LLC	Acquisition of most senior bond and interest-only certificate in a CMBS trust that owns approximately 270 first mortgage loans	11.0%	22,584	—
ColFin 666 Funding, LLC	Acquisition of a first mortgage pari-passu participation interest secured by Class A midtown Manhattan office building	33.3%	16,926	16,578
ColFin FRB Investor, LLC	Equity ownership in financial institution with approximately $30 billion of assets	5.9%	16,008	21,848
ColFin FCDC Funding, LLC	Equity interests in two partially developed master planned communities located in California	50.0%	15,744	—
ColFin Inland Funding, LLC and ColFin Inland Investor, LLC	Origination of first mortgage loan secured by a Southern California master planned development and equity participation rights	50.0%	14,606	14,176
ColFin Bow Funding A, LLC, ColFin Bow Funding B, LLC and Colony AMC Bow, LLC	Acquisition of 63 credit-distressed loans consisting of substantially all first mortgage recourse commercial real estate loans	50.0%	14,447	14,469
ColFin Axle Funding, LLC	Structured acquisition in a joint venture with the FDIC of approximately 1,660 credit-distressed loans consisting of substantially all first mortgage recourse commercial real estate loans	4.5%	12,185	11,822

(Amounts in thousands)			Carrying Value
Joint Ventures	Investment Description	Ownership Percentage	June 30, 2012	December 31, 2011
ColFin ALS Funding, LLC	Origination of recourse loan secured by first liens on two West Village Manhattan townhomes and a photography catalogue	33.3%	11,928	11,093
Colony Funds Sants S.à r.l.	Syndicated senior secured loan to a Spanish commercial real estate company	5.1%	11,258	11,611
ColFin 2011 ADC Funding, LLC and Colony AMC 2011 ADC, LLC	Structured acquisition in a joint venture with the FDIC of approximately 1,500 credit-distressed loans secured mostly by commercial real estate	15.2%	10,673	10,159
ColFin BAMO II Funding A, LLC, ColFin BAMO II Funding B, LLC and Colony AMC BMO II, LLC	Acquisition of 26 credit-distressed loans consisting of substantially all first mortgage recourse commercial real estate loans	50.0%	9,227	—
ColFin SXC Funding, LLC	Origination of mezzanine loan cross-collateralized by a portfolio of limited-service hotels	50.0%	8,842	—
ColFin Palm Funding, LLC	Acquisition of a performing senior mortgage secured by a multifamily complex in Florida	50.0%	8,363	—
ColFin 2011-2 CRE Holdco, LLC and Colony AMC 2011-2 CRE, LLC	Structured acquisition in a joint venture with the FDIC of approximately 310 credit-distressed loans consisting of substantially all first mortgage recourse commercial real estate loans	24.7%	8,212	7,753
ColFin Mira Mezz Funding, LLC	Origination of senior first mortgage and mezzanine loans secured by all assets of a destination spa resort located in Arizona	50.0%	7,537	17,484
C-VIII CDCF CFI MBS Investor, LLC	Senior bond secured by seasoned CMBS bonds, U.S. Treasuries and a B-note	33.3%	5,819	5,036
Other unconsolidated joint ventures (investments less than $5 million carrying value at June 30, 2012)		10.6% to 50.0%	23,007	33,808

			$582,721	$443,500

Activity in the Company’s investments in unconsolidated joint ventures is summarized below:

(In thousands)
Balance at December 31, 2011	$443,500
Contributions	172,250
Assignment of loans receivable and related liabilities	29,427
Distributions	(93,322)
Equity in net income	31,435
Equity in other comprehensive income	254
Foreign currency translation loss	(823)

Balance at June 30, 2012	$582,721

Combined condensed balance sheets and statements of operations for all unconsolidated joint ventures are presented below:

Combined Condensed Balance Sheets of Unconsolidated Joint Ventures

(In thousands)	June 30, 2012	December 31, 2011
Assets:
Cash and cash equivalents	$114,222	$97,157
Loans receivable, net	2,575,920	2,713,380
Available-for-sale investment securities	17,160	14,820
Investments in unconsolidated joint ventures	515,287	589,246
Investments in real estate	523,491	143,267
Other assets	764,892	555,415

Total assets	$4,510,972	$4,113,285

Liabilities:
Debt	$1,189,069	$1,151,237
Other liabilities	36,327	28,031

Total liabilities	1,225,396	1,179,268

Owners’ equity	2,426,083	2,096,352
Noncontrolling interest	859,493	837,665

Total liabilities and equity	$4,510,972	$4,113,285

Company’s share of equity	$582,721	$443,500

Combined Condensed Statements of Operations of Unconsolidated Joint Ventures

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Income:
Interest income	$92,920	$75,819	$184,383	$143,640
Equity in income of unconsolidated joint ventures	10,661	23,048	26,003	42,704
Property operating	23,075	1,201	43,825	1,815
Other	5,170	4,874	10,237	7,854

Total income	131,826	104,942	264,448	196,013

Expenses:
Interest expense	9,606	6,118	20,760	12,191
Property operating	14,347	2,791	29,679	4,799
Other (including $2,346, $1,529, $4,806 and $3,539 reimbursable to affiliates, respectively)	23,182	14,343	45,292	23,270

Total expenses	47,135	23,252	95,731	40,260

Other income:
Realized and unrealized gain on investments, net	193	3,120	55,953	3,867

Net income	84,884	84,810	224,670	159,620
Net income attributable to noncontrolling interest	14,323	22,479	35,934	43,816

Net income attributable to members	$70,561	$62,331	$188,736	$115,804

Company’s equity in net income	$15,994	$9,416	$31,435	$17,900

No single investment represented greater than 10% of total assets at June 30, 2012 or December 31, 2011.

For the three and six months ended June 30, 2011, ColFin WLH Funding, LLC and ColFin NW Funding, LLC individually generated greater than 10% of total income. On a combined basis, these investments generated 27% and 29% of total income for the three and six months ended June 30, 2011, respectively. No single investment generated greater than 10% of total income for the three and six months ended June 30, 2012.

Related Party Transactions of Unconsolidated Joint Ventures—The Company has equity ownership interests in certain unconsolidated asset management companies (each an “AMC”) that provide management services to certain of its unconsolidated joint ventures. The AMCs earn annual management fees equal to 50 to 75 basis points times the UPB of each loan portfolio and are responsible for the payment of allocations of compensation, overhead and direct costs incurred by an affiliate of the Manager pursuant to a cost allocation arrangement (Note 12).

Certain unconsolidated joint ventures reimburse Colony Capital and its affiliates for expenses incurred on their behalf. The joint ventures, including AMCs, were allocated approximately $2.3 million and $1.5 million in expenses from such affiliates of the Manager for the three months ended June 30, 2012 and 2011, respectively, and $4.8 million and $3.5 million for the six months ended June 30, 2012 and 2011, respectively. The Company’s proportionate share, based upon its percentage interests in the joint ventures, was $0.6 million and $0.3 million for the three months ended June 30, 2012 and 2011, respectively, and $1.2 million and $0.6 million for the six months ended June 30, 2012 and 2011, respectively.

4. Loans Receivable

The following table summarizes the Company’s loans held for investment:

	June 30, 2012				December 31, 2011
(In thousands)	Principal	Carrying Amount	Weighted Average Coupon	Weighted Average Maturity in Years	Principal	Carrying Amount	Weighted Average Coupon	Weighted Average Maturity in Years
Performing loans
Mortgage loans	$240,350	$207,869	8.9%	2.5	$106,728	$105,580	10.3%	4.4
B-note	14,122	14,008	20.9%	3.8	—	—	—	—
Mezzanine loans	97,500	97,435	10.6%	3.7	97,500	97,427	10.6%	4.3

	351,972	319,312			204,228	203,007
Nonperforming loans
Mezzanine loans	—	—			25,989	29,612

	$351,972	$319,312			$230,217	$232,619

As of June 30, 2012, all loans were paying in accordance with their terms. There were no TDRs during the six months ended June 30, 2012.

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

In April 2012, the Company amended and restated two notes receivable, each with an original principal amount of $19.55 million, into a $26 million A-note and a $14 million B-note. The A-note was sold to an unrelated third party for $25.7 million, or 99% of par. No gain or loss was recognized as a result of the sale. The remaining B-note bears interest at approximately 20.9%, of which approximately 6% may be paid in-kind.

In May 2012, the Company, in a joint venture with two unaffiliated investors owning an aggregate 40% noncontrolling interest, acquired a $181 million participation interest in an approximate $250 million recourse first mortgage loan. The loan shares the same corporate guarantor as a first mortgage loan that the Company originated in September 2011 (UPB of $45.2 million as of March 31, 2012). At acquisition, the newly acquired loan was collateralized by 269 residential properties located at 26 resorts in the US and various international destinations. The properties comprise the majority of the assets belonging to and operated by a leading destination club operator. This senior mortgage bears interest at the 1-month London Interbank Offered Rate (“LIBOR”), with a 4.57% floor, plus 4% (8.57% at June 30, 2012) plus a 0.5% collateral management fee. The $181 million participation interest was acquired for approximately $159 million, or 88% of par. At acquisition, the borrower contributed $11.5 million, of which $10.0 million was funded into an interest reserve account to service the concurrent seller financing (Note 7). The borrower will receive credit in the amount of the cash contribution upon full payoff of the loan. The loan has an initial maturity of July 2014 and can be extended to January 2017, subject to an extension fee and an additional cash deposit from the borrower and requires minimum quarterly payments.

Concurrently with the acquisition, in order to achieve consistent economic interests across both loans, the Company sold a 10% participation interest in the existing $45.2 million loan to one of the unaffiliated investors and assigned the remaining 90% interest in the loan to a joint venture with the other unaffiliated investor who contributed approximately $13.6 million for a one-third noncontrolling interest in the joint venture. No gain or loss resulted from the partial sale or assignment of the loan.

Activity in loans held for investment is summarized below:

(In thousands)
Balance at December 31, 2011	$232,619
Loan acquisitions	148,298
Paid-in-kind interest added to loan principal	414
Discount and net loan fee amortization	989
Basis of loans sold	(30,159)
Assignment of loans receivable to investment in unconsolidated joint ventures	(29,612)
Principal repayments	(3,237)

Balance at June 30, 2012	$319,312

Minimum scheduled principal payments required under the loan agreements for performing loans as of June 30, 2012, excluding credits available to borrowers upon full payoff, are as follows:

Year Ending December 31,	(In thousands)
Remaining 2012	$7,381
2013	15,160
2014	146,749
2015	38,343
2016	132,839

Total	$340,472

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

The Company’s beneficial interests in debt securities are summarized below:

(In thousands)	June 30, 2012	December 31, 2011
Principal	$28,000	$28,000
Unamortized premium	3,497	3,813

Amortized cost	31,497	31,813
Unrealized gain included in accumulated other comprehensive income	842	614

Fair value	$32,339	$32,427

Concurrently with the acquisition of beneficial interests in debt securities, the Company’s strategic partner entered into a separate interest rate swap agreement with the borrower which, in conjunction with a special contribution/distribution arrangement with the joint venture, will result in a net current yield to the joint venture of the Securities Industry and Financial Markets Association (“SIFMA”) Municipal Swap Index plus 3.25% per annum (3.43% at June 30, 2012). The Company determined that the special contribution/distribution arrangement is an embedded derivative that meets the criteria for bifurcation and recorded a derivative liability. The bifurcated derivative does not qualify as a hedging instrument, so changes in the estimated fair value of the derivative are recognized in income. For the three and six months ended June 30, 2012, the change in the estimated fair value of the derivative of $160,000 and $340,000, respectively, is included in net unrealized loss on derivatives in the accompanying statements of operations.

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

The amount available for draw is limited to 3.5 times the annualized cash income (as defined in the Credit Agreement) from eligible assets. To be included in the borrowing capacity, an asset must meet certain criteria, including being free of all liens and pledges and, when taken with all other borrowing base assets, the average time to maturity must be at least 3.5 years. At June 30, 2012, the maximum amount available for draw was $126.5 million, of which $33 million was drawn.

Advances under the Credit Agreement accrue interest at a per annum rate equal to the sum of, at the Company’s election, the one, two, three, or six month LIBOR plus 3.50% or 3.75%, depending upon the leverage ratio as defined in the Credit Agreement. At June 30, 2012, the applicable spread was 3.50% and the Company had outstanding borrowings bearing weighted average interest at 4.23%. The Company also pays a commitment fee of 0.5% or 0.4% of the unused amount (0.5% at June 30, 2012), depending upon usage.

The initial maturity date of the Credit Agreement is August 30, 2013. Any amounts outstanding under the Credit Agreement upon maturity will convert automatically to a fully amortizing one-year term loan payable in quarterly installments. In the event of such conversions, the term loan will continue to bear interest at the same rate as the revolving loans from which they were converted.

Some of the Company’s subsidiaries provided a continuing guaranty (the “Guaranty”) under which such subsidiaries guaranty the obligations of the Company under the Credit Agreement. As security for the advances under the Credit Agreement, the Company and some of its affiliates pledged their equity interests in certain subsidiaries through which the Company directly or indirectly owns substantially all of its assets.

The Credit Agreement and the Guaranty contain various affirmative and negative covenants, including financial covenants that require the Company to maintain minimum tangible net worth and liquidity levels and financial ratios, as defined in the Credit Agreement. At June 30, 2012, the Company was in compliance with all of these financial covenants.

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

7. Secured Financing

In connection with the acquisition of a $181 million participation interest in a first mortgage loan (Note 4), the seller provided concurrent financing for $103.5 million, or 65%, of the purchase price. The non-recourse, co-terminus financing bears interest at a fixed rate of 5.0%. Concurrently with the loan acquisition, the borrower funded, on behalf of the Company, an interest reserve account in an amount sufficient to service the interest for the term of the secured financing. The interest reserve account is controlled by the secured financing lender and is included in other assets in the accompanying balance sheet. The financing has an initial maturity of July 2014 and can be extended to January 2017, subject to an extension fee. Upon exercise of the extension option, the borrower of the first mortgage loan will again be required to fund the interest reserve account on behalf of the Company to service the interest for the extended term of the secured financing. At June 30, 2012, the outstanding balance on the secured financing was $103.5 million.

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

Minimum scheduled principal payments due under the secured financing arrangements as of June 30, 2012 are as follows:

Year Ending December 31,	(In thousands)
Remaining 2012	$4,090
2013	8,195
2014	91,737
2015	229
2016	13,032

Total	$117,283

8. Derivative Instruments

The Company has investments in five unconsolidated joint ventures denominated in Euro that expose the Company to foreign currency risk. At June 30, 2012, the Company’s net investments in such joint ventures totaled approximately €33.8 million, or $42.8 million. The Company generally uses collars (consisting of caps and floors) without upfront premium costs to hedge the foreign currency exposure of its net investments and does not anticipate entering into derivative transactions for speculative or trading purposes. At June 30, 2012, the total notional amount of the collars was approximately €27.3 million with termination dates ranging from December 2012 to July 2015.

The fair values of derivative instruments included in the Company’s consolidated balance sheets are as follows:

(In thousands)	June 30, 2012	December 31, 2011
Assets
Foreign exchange contracts designated as hedging instruments included in other assets	$2,419	$2,887

Liabilities
Foreign exchange contracts designated as hedging instruments included in accrued and other liabilities	$400	$1,116
Embedded derivative liability (Note 5) included in accrued and other liabilities	4,023	4,204

	$4,423	$5,320

A net settlement loss on foreign currency collars of $182,000 for the three months ended June 30, 2011 and $29,000 and $173,000 for the six months ended June 30, 2012 and 2011, respectively, was reclassified from accumulated other comprehensive income (loss) and is offset against net foreign exchange loss in the consolidated statements of operations.

Certain counterparties to the derivative instruments require the Company to deposit cash or other eligible collateral for derivative financial liabilities exceeding $100,000. As of June 30, 2012, the Company had no amounts on deposit related to these agreements.

9. Fair Value Measurements

Financial Instruments Reported at Fair Value

The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis. The following table summarizes the fair values of those assets and liabilities, aggregated by the level in the fair value hierarchy:

	June 30, 2012				December 31, 2011
	Fair Value Measurements Using				Fair Value Measurements Using
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Beneficial interests in debt securities	$—	$32,339	$—	$32,339	$—	$32,427	$—	$32,427
Foreign exchange contracts	—	2,419	—	2,419	—	2,887	—	2,887

	$—	$34,758	$—	$34,758	$—	$35,314	$—	$35,314

Liabilities
Foreign exchange contracts	$—	$400	$—	$400	$—	$1,116	$—	$1,116
Embedded derivative liability associated with beneficial interests in debt securities	—	4,023	—	4,023	—	4,204	—	4,204

	$—	$4,423	$—	$4,423	$—	$5,320	$—	$5,320

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

Fair Value Disclosure of Financial Instruments Reported at Cost

The Company and its unconsolidated joint ventures estimate the fair value of financial instruments carried at historical cost on a quarterly basis. These instruments are recorded at fair value only if they are impaired. No impairment charges were recognized by the Company during the six months ended June 30, 2012 and 2011. In cases where quoted market prices are not available, fair values are estimated using inputs such as discounted cash flow projections, market comparables, dealer quotes and other quantitative and qualitative factors. Fair values of investments in unconsolidated joint ventures are primarily derived by applying the Company’s ownership interest to the fair value of the underlying assets and liabilities of each joint venture. The Company’s proportionate share of each joint venture’s fair value approximates the Company’s fair value of the investment as the timing of cash flows of the joint venture does not deviate materially from the timing of cash flows the Company receives from the joint venture. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different assumptions or methodologies could have a material effect on the estimated fair value amounts.

The carrying values of interest receivable and accrued and other liabilities approximate their fair values due to their short term nature. At June 30, 2012 and December 31, 2011, the carrying value of the line of credit approximates its fair value as its contractual rate approximates the market rate of interest for similar instruments that would be available to the Company. The fair value of secured debt at June 30, 2012 and December 31, 2011 was estimated by discounting expected future cash outlays at current interest rates available for similar instruments.

The following tables present the estimated fair values and carrying values of the Company’s financial instruments carried at cost, aggregated by the level in the fair value hierarchy:

	June 30, 2012
	Fair Value Measurements Using
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Carrying Value
Assets
Investments in unconsolidated joint ventures	$—	$26,217	$600,799	$627,016	$582,721
Loans held for investment	—	—	321,181	321,181	319,312
Liabilities
Line of credit	$—	$33,000	$—	$33,000	$33,000
Secured financing	—	—	117,294	117,294	117,283

	December 31, 2011
	Fair Value Measurements Using
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Carrying Value
Assets
Investments in unconsolidated joint ventures	$—	$34,017	$448,822	$482,839	$443,500
Loans held for investment	—	—	235,050	235,050	232,619
Liabilities
Line of credit	$—	$69,000	$—	$69,000	$69,000
Secured financing	—	—	13,900	13,900	13,845

10. Stockholders’ Equity

The Company’s authorized capital stock consists of 50,000,000 shares of preferred stock, $0.01 par value per share, and 450,000,000 shares of common stock, $0.01 par value per share.

March 2012 Preferred Stock Offering

On March 20, 2012, the Company completed an underwritten public offering (the “March 2012 Preferred Stock Offering”) of 5,800,000 shares of the Company’s 8.5% Series A Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share

(“Series A Preferred Stock”). The net offering proceeds, after deducting underwriting discounts and commissions and offering costs payable by the Company, were approximately $140.1 million. The Company used substantially all of the net proceeds to repay amounts outstanding under the Credit Agreement.

The Series A Preferred Stock must be paid a dividend at a rate of 8.5% per year on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The first dividend payment was made on July 16, 2012 in the amount of $0.6847 per share. The Series A Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on March 20, 2017 (subject to the Company’s right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve its qualification as a REIT or upon the occurrence of a change of control (as defined in the articles supplementary relating to the Series A Preferred Stock)). The Series A Preferred Stock is senior to the Company’s common stock with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up. The Series A Preferred Stock generally does not have any voting rights, except if the Company fails to pay dividends on the Series A Preferred Stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, the Series A Preferred Stock will be entitled to vote to elect two additional directors to the Company’s board of directors, until all unpaid dividends have been paid or declared and set aside for payment. In addition, certain changes to the terms of the Series A Preferred Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series A Preferred Stock voting separately as a class.

Dividend Reinvestment and Direct Stock Purchase Plan

The Company’s Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”) provides existing common stockholders and other investors the opportunity to purchase shares (or additional shares, as applicable) of the Company’s common stock by reinvesting some or all of the cash dividends received on their shares of the Company’s common stock or making optional cash purchases within specified parameters. The DRIP Plan acquires shares either in the open market, directly from the Company as newly issued common stock, or in privately negotiated transactions with third parties. As of June 30, 2012, no shares had been acquired under the DRIP Plan from the Company in the form of new issuances.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income (loss) attributable to the stockholders are as follows:

(In thousands)	June 30, 2012	December 31, 2011
Equity in accumulated other comprehensive loss of unconsolidated joint ventures	$(159)	$(406)
Unrealized gain on beneficial interests in debt securities	838	611
Unrealized gain on fair value of derivative instruments designated as hedges, net of tax effect	2,016	1,793
Unrealized loss on foreign currency translation, net of tax effect	(5,073)	(4,328)

	$(2,378)	$(2,330)

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2012	2011	2012	2011
Numerator:
Net income	$16,555	$8,338	$29,332	$15,714
Net income attributable to noncontrolling interest	(1,454)	(301)	(1,763)	(314)

Net income attributable to Colony Financial, Inc.	15,101	8,037	27,569	15,400
Preferred dividends	(3,082)	—	(3,458)	—

Net income attributable to common stockholders	12,019	8,037	24,111	15,400
Net income allocated to participating securities (nonvested shares)	(132)	(2)	(268)	(4)

Numerator for basic and diluted net income allocated to common stockholders	$11,887	$8,035	$23,843	$15,396

Denominator:
Basic weighted average number of common shares outstanding	32,745,500	31,911,500	32,696,100	24,684,900
Weighted average effect of dilutive shares (1)	61,400	287,500	35,300	287,500

Diluted weighted average number of common shares outstanding	32,806,900	32,199,000	32,731,400	24,972,400

Earnings per share:
Net income attributable to common stockholders per share–basic	$0.36	$0.25	$0.73	$0.62

Net income attributable to common stockholders per share–diluted	$0.36	$0.25	$0.73	$0.62

(1)

For the three and six months ended June 30, 2012, weighted average dilutive shares include the effect of shares of common stock issuable to the Manager for incentive fees incurred for the period (Note 12). For the three and six months ended June 30, 2011, weighted average dilutive shares include the effect of shares of common stock issuable for reimbursement of the Manager’s partial payment of underwriting discounts and commissions incurred in connection with the Company’s initial public offering (“IPO”).

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

The incentive fee is payable to the Manager quarterly in arrears in shares of the Company’s common stock, subject to certain ownership and New York Stock Exchange (“NYSE”) limitations. The number of shares to be issued to the Manager is equal to the dollar amount of the portion of the quarterly installment of the incentive fee payable in shares divided by the average of the closing prices of the Company’s common stock on the NYSE for the five trading days prior to the date on which such quarterly installment is settled. For the three and six months ended June 30, 2012, the Company incurred $523,000 and $936,000, respectively, in incentive fees. The Company settled $150,000 of incentive fees in May 2012 in shares of the Company’s common stock and expects to settle the remaining accrued incentive fees during the third quarter of 2012. No incentive fees were incurred for the six months ended June 30, 2011.

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

Cost Reimbursement for Asset Management Services

Colony AMC Milestone West, LLC (“AMC Milestone West”) and Colony AMC Milestone North, LLC (“AMC Milestone North”), each a wholly-owned subsidiary of the Company, provide asset management services to two joint ventures with the FDIC (“FDIC Ventures”) for which certain of our unconsolidated joint ventures are managing members. The FDIC Ventures pay an annual 50-basis point asset management fee calculated on the aggregate UPB of each respective loan portfolio. In addition, one of the unconsolidated joint ventures reimburses AMC Milestone North for any expenses not covered by the 50-basis point fee. Asset management fees and expense reimbursements were $569,000 and $346,000 for the three months ended June 30, 2012 and 2011, respectively, and $1,119,000 and $907,000 for the six months ended June 30, 2012 and 2011, respectively. Effective January 1, 2011, through AMC Milestone West and AMC Milestone North, the Company began reimbursing an affiliate of the Manager for compensation, overhead and direct costs incurred by the affiliate pursuant to a cost allocation arrangement. The Company was allocated costs under this arrangement of $353,000 and $211,000 for the three months ended June 30, 2012 and 2011, respectively, and $567,000 and $529,000 for the six months ended June 30, 2012 and 2011, respectively.

The following table summarizes the amounts incurred by the Company and payable to the Manager or its affiliates for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Base management fees	$2,813	$2,228	$5,164	$3,524
Incentive fees	523	—	936	—
Compensation pursuant to secondment agreement	301	350	598	704
Allocated and direct investment-related expenses	470	303	914	650
Allocated and direct administrative expenses	282	134	576	170

	$4,389	$3,015	$8,188	$5,048

The following table summarizes the amounts due to the Manager or its affiliates as of each balance sheet date:

(In thousands)	June 30, 2012	December 31, 2011
Base management fees	$2,813	$2,288
Incentive fee	1,047	261
Secondment reimbursement	433	880
Reimbursement of direct and allocated administrative and investment costs	271	359

	$4,564	$3,788

13. Share-Based Payments

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

A summary of the Company’s nonvested shares under the Director Stock Plan and Equity Incentive Plan for the six months ended June 30, 2012 is presented below:

	Restricted Stock Grants to Non-Executive Directors	Restricted Stock Grants to Employee	Restricted Stock Grants to Employees of Manager	Total
Nonvested shares at December 31, 2011	3,000	—	—	3,000
Granted	8,274	34,344	440,656	483,274
Vested	—	(8,586)	(110,164)	(118,750)
Forfeited	—	—	(1,275)	(1,275)

Nonvested shares at June 30, 2012	11,274	25,758	329,217	366,249

Weighted average grant date fair value per share	$16.32	$16.16	$16.16	$16.16

The following table summarizes the components of share-based compensation included in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Share-based compensation included in management fees	$608	$—	$2,364	$—
Share-based compensation included in administrative expenses	85	29	245	59

For the three and six months ended June 30, 2012, the total fair value of shares vested, based on the quoted closing share price of the Company’s common stock on the NYSE on the day of vesting, was $1.9 million. There was no vesting or shares granted during the six months ended June 30, 2011. As of June 30, 2012, aggregate unrecognized compensation cost related to restricted stock granted under the Director Stock Plan and Equity Incentive Plan was approximately $5.6 million. That cost is expected to be fully recognized over a weighted-average period of 30 months.

14. Income Taxes

The Company’s TRSs are subject to corporate level federal, state, foreign and local income taxes. The Company’s income tax provision (benefit) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Current
Federal	$1,025	$335	$1,129	$498
State	295	22	425	40

Total current tax provision	1,320	357	1,554	538

Deferred
Federal	(759)	(131)	(663)	(540)
State	(120)	—	(86)	—

Total deferred tax provision (benefit)	(879)	(131)	(749)	(540)

Total income tax provision (benefit)	$441	$226	$805	$(2)

Deferred tax assets of $1.5 million and $0.6 million are included in other assets as of June 30, 2012 and December 31, 2011, respectively, and deferred tax liabilities of $170,000 and $69,000 are included in accrued and other liabilities as of June 30, 2012 and December 31, 2011, respectively. Deferred tax assets and liabilities arise from temporary differences in income recognition for GAAP and tax purposes and the tax effect of net foreign currency translation gains and losses on certain investments in unconsolidated joint ventures held in TRSs.

15. Commitments and Contingencies

Pursuant to the operating agreements of certain unconsolidated joint ventures, the joint venture partners may be required to fund additional amounts for ordinary operating costs, guaranties or commitments of the joint ventures. At June 30, 2012, the Company’s share of those commitments was $7.4 million.

On May 7, 2012, two of the Company’s unconsolidated joint ventures, ColFin Bulls Funding A, LLC and ColFin Bulls Funding B, LLC, entered into loan agreements with a financial institution to finance certain commercial real estate loans for an aggregate amount of $35.0 million. The Company provided non-recourse carve-outs guaranties of the loans, which mature in May 2015 or earlier, upon full resolution of the underlying collateral loans. The aggregate balance of the loans at June 30, 2012 was $33.4 million, or approximately 23% of the carrying amount of the loans in the portfolio. The Company believes that the likelihood of making any payments under the guarantee is remote, and has not accrued for a guarantee liability as of June 30, 2012.

In the ordinary course of business, the Company may be involved in litigation which may result in legal costs and liability that could have a material effect on the Company’s financial position and results of operations.

16. Subsequent Events

In July 2012, the Company completed an underwritten public offering (the “July 2012 Preferred Stock Offering”) of 4,280,000 shares of the Company’s Series A Preferred Stock, including a partial exercise of the overallotment option by the underwriters. The net offering proceeds, after deducting underwriting discounts and commissions and offering costs payable by the Company, were approximately $106 million. The Company used a portion of the net proceeds to repay amounts outstanding under the Credit Agreement and the remaining proceeds to fund acquisitions of target assets.

On July 31, 2012, the Company committed to invest $150 million in a newly formed investment vehicle, CSFR Operating Partnership, L.P. (“CSFR”), managed by an affiliate of the Manager. Such investment will be made in the form of a transfer of the Company’s interest in the single-family home rental platform ($150 million through August 3, 2012 in ColFin American Investors, LLC).

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

Overview

We are an externally managed real estate investment and finance company that was organized in June 2009 primarily to acquire, originate and manage a diversified portfolio of real estate-related debt and equity investments at attractive risk-adjusted returns. Our investment portfolio and target assets are primarily composed of interests in: (i) secondary loans acquired at a discount to par; (ii) new loan originations; and (iii) equity in single family homes to be held for investment and rented to tenants. Secondary debt purchases may include performing, sub-performing or non-performing loans (including loan-to-own strategies). See “Business—Our Target Assets” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 for additional information about our target assets.

We elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes, commencing with our initial taxable year ended December 31, 2009. We also intend to continue to operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940 (the “1940 Act”).

Business Objective and Outlook

Our objective is to provide attractive risk-adjusted returns to our investors through a diversified portfolio of real estate-related debt and equity investments, including single family homes to be rented to tenants. The total return profile of our investments is composed of both current yield, which is distributed through regular-way dividends, and capital appreciation potential, which is distributed through regular-way and/or special dividends. Our investments typically fall within three general categories: 1) Loan Acquisitions – the purchase of performing, sub-performing and/or non-performing commercial real estate debt, often at significant discounts to par; 2) Loan Originations – the origination of structured senior and subordinate debt secured by mortgages and/or equity interests in commercial real estate with a bias towards current yield; and 3) Single Family Homes – the acquisition of single family homes to be rented to tenants. We also may pursue other real estate-related special situation investments including CMBS, sale/leasebacks, triple net lease investments and minority equity interests in banks. Our investments are diversified across a wide spectrum of commercial real estate property types – office, industrial, retail, multifamily, hospitality and single-family residential – and geographically, with investments across the United States and Europe.

Significant dislocation has occurred in global real estate credit markets since the financial downturn, and while the market has begun the process of recovery, we continue to find opportunities to acquire financial and real estate assets that we believe are mispriced relative to intrinsic value of the underlying collateral. We believe the recovery will occur in two general phases: phase one will involve many loan acquisition opportunities as financial institutions around the globe deleverage and divest of troubled assets, and phase two will involve an increasing number of loan originations and property acquisitions as commercial real estate fundamentals continue to stabilize and commercial real estate assets are refinanced or acquired with new capital based on revised underwriting, valuation and operating metrics. We believe phases one and two are actively underway in the United States, whereas Europe is lagging and is currently producing mostly loan acquisition opportunities. We believe that we are well positioned to capitalize on such opportunities sourcing transactions through the numerous relationships enjoyed by our Manager through its two decade history in the real estate investment business. We also believe that our Manager’s in-depth understanding of commercial real estate and real estate-related investments (including our target assets), and in-house underwriting and asset management capabilities, enable us to acquire assets with attractive risk-adjusted return profiles and the potential for meaningful capital appreciation.

Recent Developments

Investment Activities

During the quarter ended June 30, 2012, we invested approximately $82 million in six new assets and invested another $70 million in a joint venture created in March 2012 to invest in single-family homes for rental. See “—Our Investments” for our recent investment activities and updates relating to our existing investments. Many of our investments have been structured as joint ventures with one or more of the private investment funds managed by Colony Capital or its affiliates (collectively, “Co-Investment Funds”). For more information about our investment allocation agreement and conflicts of interest that may arise in connection with these co-investments, see “Business—Co-Investment Funds” and “Risk Factors—Risks Related to Our Management and Our Relationship with Our Manager” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Preferred Stock Offering

On March 20, 2012, we completed an underwritten public offering (the “March 2012 Preferred Stock Offering”) of 5,800,000 shares of our 8.50% Series A Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share (“Series A Preferred Stock”), including a partial exercise of the overallotment option by the underwriters. The net offering proceeds, after deducting underwriting discounts and commissions and offering costs payable by us, were approximately $140.1 million. We used $105 million of the net proceeds to repay amounts outstanding under our line of credit and the remainder for operations and to fund acquisitions of our target assets.

In July 2012, we completed an underwritten public offering (the “July 2012 Preferred Stock Offering”) of 4,280,000 shares of our Series A Preferred Stock, including a partial exercise of the overallotment option by the underwriters at a premium to par that translated to a strip yield of 8.3%. The net offering proceeds, after deducting underwriting discounts and commissions and offering costs payable by us, were approximately $106 million. We used $40.5 million of the net proceeds to repay amounts outstanding under our line of credit and will use the remainder primarily for operations and to fund acquisitions of our target assets.

The Series A Preferred Stock must be paid a dividend at a rate of 8.5% per year on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The first dividend payment for the Series A Preferred Stock issued in the March 2012 Preferred Stock Offering was paid July 16, 2012 in the amount of $0.6847 per share. The Series A Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at our option commencing on March 20, 2017 (subject to our right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve our qualification as a REIT or upon the occurrence of a change of control (as defined in the articles supplementary relating to the Series A Preferred Stock)). The Series A Preferred Stock is senior to our common stock with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up. The Series A Preferred Stock generally does not have any voting rights, except if we fail to pay dividends on the Series A Preferred Stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, the Series A Preferred Stock will be entitled to vote to elect two additional directors to our board or directors, until all unpaid dividends have been paid or declared and set aside for payment. In addition, certain changes to the terms of the Series A Preferred Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series A Preferred Stock voting separately as a class.

Our Investments

The following table is a summary of investments we owned as of June 30, 2012:

($ in millions) Our Investments	Date of Initial Investment	Original Invested and Committed Equity(1)	Current Equity Investment(2)	Company’s Proportionate Share of Current UPB(3)	Company’s Proportionate Share of Real Estate(3)	Description
Colony American Homes	Mar-12	$150.0	$74.9	NA	$65.1	Investment entity created for the purpose of acquiring and renting single family homes; acquired 1,156 homes in AZ, CA, NV and TX.
Centro Mezzanine Loans	Jun-11	60.0	60.0	60.0	—	Participation in mezzanine loans secured by equity interests in 107 retail centers located in 27 states.
Bulls Loan Portfolio	Jun-11	65.1	45.2	93.8	0.8	512 performing and non-performing loans consisting of substantially all first mortgage recourse commercial real estate loans and 4 REO properties
WLH Secured Loan	Oct-09	48.0	44.7	50.5	—	Senior secured term loan secured by first mortgages on residential land and security interests in cash and other assets
U.S. Life Insurance Loan Portfolio	Dec-09	49.7	44.2	48.5	—	19 fixed-rate first mortgages secured by commercial real estate
DB FDIC Portfolio	Jan-10	34.7	38.2	76.7	10.1	755 performing and non-performing loans secured mostly by commercial real estate and 118 REO properties
Extended Stay Loan	Oct-10	37.4	37.4	37.5	—	Performing mezzanine loan to Extended Stay Hotels, which includes a 664 hotel portfolio
CRE FDIC Portfolio	Aug-11	33.4	36.2	85.6	2.4	623 performing and non-performing loans secured mostly by commercial real estate and 14 REO properties
Luxury Destination Club Recourse Loan II	May-12	34.3	35.1	107.8	—	First mortgage loan collateralized by 267 high-end units at 26 resorts in the US and various international destinations
Hotel Portfolio (4)	Apr-10	23.9	30.4	NA	77.4	Equity interests in and senior mezzanine loan receivable from entities owning a portfolio of 103 limited service hotels
Multifamily Tax-Exempt Bonds	Jun-11	27.9	28.3	27.9	—	Senior interest in tax-exempt bonds secured by a multifamily residential property located in Atlanta, GA
German Loan Portfolio IV	Jul-11	30.0	27.2	132.5	—	5 non-performing commercial real estate loans
Luxury Destination Club Recourse Loan I	Sep-11	45.8	26.9	40.8	—	Performing first mortgage secured by 41 properties located primarily in Manhattan and Maui
Ashford	Feb-12	24.5	24.5	25.6	—	Two most junior mortgage participation interests in a newly restructured first mortgage secured by five full-service hotels
MF5 CMBS	Feb-12	25.0	22.6	30.3	0.4	Most senior bond and interest-only certificate in a CMBS trust that owns 245 performing and non-performing first mortgage loans and 4 REO properties
Class A Manhattan Office Loan Participation	Mar-10	15.0	16.9	22.0	—	First mortgage pari-passu participation interest secured by Class A midtown Manhattan office building
First Republic Bank	Jun-10	24.0	16.0	NA	—	Equity ownership in financial institution with approximately $30 billion of assets
California Master Planned Communities	May-12	15.9	15.8	NA	—	Equity interests acquired through deed-in-lieu in two partially developed master planned communities located in California

($ in millions) Our Investments	Date of Initial Investment	Original Invested and Committed Equity(1)	Current Equity Investment(2)	Company’s Proportionate Share of Current UPB(3)	Company’s Proportionate Share of Real Estate(3)	Description
Southern California Land Loan	May-11	13.4	14.6	14.4	—	First mortgage loan secured by a Southern California master planned development and equity participation rights
BOW Loan Portfolio	Dec-11	14.5	14.4	29.5	—	55 performing and non-performing loans secured mostly by commercial real estate
Barclays FDIC Portfolio	Jul-10	10.3	12.2	23.3	1.0	1,203 performing and non-performing loans consisting of substantially all first mortgage recourse commercial real estate loans and 39 REO properties
West Village Loan	Mar-10	9.9	11.9	11.6	—	Recourse loan secured by first liens on two West Village Manhattan townhomes and a photography catalogue
Spanish REOC/Colonial Loan	Nov-09	12.5	11.3	11.3	—	Syndicated senior secured loan to a Spanish commercial real estate company
Cushman ADC FDIC Portfolio	Jan-11	9.1	10.7	44.4	0.1	1,111 performing and non-performing loans secured mostly by commercial real estate and 2 REO properties
Manhattan Landmark Buildings Loan	Mar-11	29.1	10.4	10.5	—	Performing first mortgage B-note secured by two landmark properties in Manhattan
BAMO Loan Portfolio	Jun-12	9.3	9.2	18.5	—	26 credit-distressed loans consisting of substantially all first mortgage recourse commercial real estate loans
New England Hotel Portfolio Mezzanine Loan	May-12	13.7	8.8	8.8	—	Origination of mezzanine loan cross- collateralized by a portfolio of limited- service hotels
Florida Multifamily Complex Loan	May-12	8.4	8.4	9.7	—	Acquisition of a performing senior mortgage secured by a multifamily complex in Florida
CRE FDIC Portfolio II	Dec-11	7.8	8.2	31.0	0.5	271 performing and non-performing loans secured mostly by commercial real estate and 4 REO properties
Luxury Destination Resort Loan	Nov-11	17.3	7.5	7.5	—	Mezzanine loan secured by pledge on the equity borrower
2100 Grand B-Note	Dec-10	6.6	6.7	6.6	—	First mortgage B-note participation interest secured by an office building in El Segundo, CA
CMBS-Related Bond	May-10	4.3	5.5	10.2	—	Senior bond secured by seasoned CMBS bonds, U.S. Treasuries and a B-note.
Other Investments	various	46.4	23.0	53.0	0.2	10 investments, each with less than $5 million of current investment balance

Total		$957.2	$787.3	$1,129.8	$158.0

(1)	Amounts include our share of transaction costs and working capital and are net of loan origination fees.
(2)	Amounts reflect our share of income less amounts distributed and realized since the inception of the investment and represent the carrying value of our investment at June 30, 2012, net of investment-specific financing and amounts attributable to noncontrolling interests.
(3)	Amounts reflect our share of the unpaid principal balance (“UPB”) of each loan or loan portfolio or our share of real estate assets based upon our economic interest in each investment, unadjusted for any investment-specific financing, net of amounts attributable to noncontrolling interests as of June 30, 2012.
(4)	In January 2012, we foreclosed on the collateral securing the delinquent mezzanine loans and now own indirect equity interests in the entities that own a portfolio of limited service hotels. See the description of the Hotel Portfolio Loans below.

The following table summarizes the carrying and fair values of our investment portfolio by our target asset type as of June 30, 2012. Many of these investments are held through consolidated or unconsolidated joint ventures, and are shown net of investment-specific financing and amounts attributable to noncontrolling interests.

(Amounts in thousands )	Carrying Value		Fair Value
Target Asset Type	Amount	Percentage of Portfolio	Amount	Percentage of Portfolio
Acquired whole mortgage loans	$344,842	44%	$372,431	45%
Originated whole mortgage loans	97,092	12%	102,650	12%
Mezzanine loans	113,814	14%	115,100	14%
Single-family homes	74,876	10%	74,876	9%
Commercial mortgage-backed securities	22,584	3%	23,100	3%
B-notes	22,091	3%	22,139	2%
Equity ownership in bank	16,008	2%	25,500	3%
Real estate owned	30,437	4%	30,900	4%
Other investments (1)	65,508	8%	66,415	8%

	$787,252	100%	$833,111	100%

(1)	Includes our investment in Multifamily Tax-Exempt Bonds, net of associated derivative liability.

For descriptions of our investments originated or acquired prior to December 31, 2011, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Investments” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The following summaries provide certain information on investments we acquired or originated during the six months ended June 30, 2012 (as of each of their respective acquisition or origination dates) and certain developments during the period on our existing investments.

•

Colony American Homes. Through the quarter ended June 30, 2012, we had invested $75 million in a joint venture with an investment fund managed by an affiliate of our Manager created for the purpose of acquiring and renting single-family homes for investment purposes. In July, our Board of Directors approved a commitment to invest up to $150 million in the aggregate into single-family residential (“SFR”) investments (inclusive of the $75 million invested through the quarter ended June 30, 2012). On July 31, 2012, we committed to invest $150 million in a newly formed investment vehicle, CSFR Operating Partnership, L.P. (“CSFR”), managed by an affiliate of our Manager. Such investment will be made in the form of a transfer of our SFR investments ($150 million through August 3, 2012). On July 31, 2012, CSFR had its initial capital raise in the amount of approximately $500 million (inclusive of our commitment of $150 million). We believe there will be many benefits to our investing in single-family homes through CSFR, including the following: our investment will enjoy much greater diversity in terms of the markets we have exposure to and the number of homes owned than if we continued with our current investment program; as part of a larger pool of homes, we should benefit from economies of scale both in terms of acquisition opportunities (participation in acquisitions of larger pools of homes where competition if often scarcer) as well as property management costs (either through obtaining better terms from vendors or from having the scale to self-manage); potentially better access to the private and public capital markets which will provide more options to grow the business as well as more options for potential exit strategies.

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

In order to support the borrower’s operations and ensure adequate liquidity during the pendency of the Chapter 11 case, WLH Investor provided a new $30 million non-revolving, senior secured, super priority debtor-in-possession credit facility (“DIP Loan”). WLH had borrowed $5 million on the DIP loan, and fully repaid the principal, accrued interest and associated fees upon emergence from bankruptcy in February 2012.

Pursuant to the terms of the recapitalization plan, WLH Secured Loan has been amended (the “Amended WLH Loan”) into a new $235 million senior secured term loan facility (upsized from $206 million without requiring additional funding by the lenders) with a 10.25% interest rate (reduced from the previous 14.0% interest rate), and a term expiring on January 31, 2015. The Amended WLH Loan is prepayable by WLH at any time without penalty, yield maintenance or a “make-whole” payment, however, any early repayment of the upsized $235.0 million outstanding loan amount would be accretive to the original yield-to-maturity on this investment. WLH Investor received a restructuring fee of 1% on the principal amount of the Amended WLH Loan. In April 2012, WLH Investor sold a $25 million participation in the Amended WLH Loan to an unrelated third party at par (10.25% yield).

•

U.S. Life Insurance Loan Portfolio. During the quarter ended June 30, 2012, four loans in the U.S. Life Insurance Portfolio totaling approximately $35 million of UPB were prepaid at par. Our interest in this portfolio is 37.9%. These four loans were originally acquired in December 2009 at an average allocated purchase price of 80% of the UPB.

•

Luxury Destination Club Recourse Loan I and Luxury Destination Club Recourse Loan II. In May 2012, we, in a joint venture with two unaffiliated investors, acquired, at a discount, a $181 million participation interest in an approximate $250 million recourse first mortgage loan, which shares the same corporate guarantor as a $46 million loan we originated in September 2011. At acquisition, the newly acquired loan was collateralized by 269 luxury residential properties located at 26 resorts in the United States and various international destinations. The properties comprise the majority of the assets belonging to and operated by a leading luxury destination club operator. This senior mortgage bears interest at 8.57% plus a 50 basis points collateral management fee. The $181 million participation interest was acquired for approximately $159 million, or 88% of par, and financed with an approximately $103 million nonrecourse, co-terminus loan at a fixed rate of 5.0%. Our share of the net equity investment of $56 million is $34 million, or 60%, with the remaining 40% owned by the two unaffiliated investors. As part of the transaction, we also assigned $18 million, or 40%, of the existing $46 million loan originated in September 2011 to the same unaffiliated investors in the transaction to maintain consistent ownership across both interests. The estimated loan-to-value of the combined loan interests is approximately 56% and the Company’s combined investment of $62 million, which is an incremental $16 million to its pre-existing investment, is expected to generate a blended current cash yield of approximately 20% following the transaction.

•

Hotel Portfolio Loans. As of December 31, 2011, we owned one-third interests in two nonperforming mezzanine loans with an aggregate principal amount of $78 million, of which our share was $26 million. The remaining two-thirds interests in the mezzanine loans were owned by a Co-Investment Fund. On January 9, 2012, we and the Co-Investment Fund (collectively, the “JIH Lenders”) completed the foreclosure on the collateral from the most junior mezzanine loan and assigned our rights as winning bidder to ColFin JIH Propco, LLC (“JIH Propco”), an unconsolidated joint venture in which we own a one-third interest. As a result, JIH Pr opco now owns 100% of the indirect equity interests in the entities that own a portfolio of 103 limited service hotels, and we and the Co-Investment Fund continue to own the $39 million first mezzanine loan to the entities.

•

Ashford Notes. In February and March 2012, we invested a combined $24.5 million in a joint venture with a Co-Investment Fund that acquired, at a slight discount to the aggregate UPB of $51.8 million, the two most junior mortgage participation interests in a newly restructured first mortgage secured by five full-service hotels. The junior mortgage participation interests bear interest at a blended rate of 1-month LIBOR plus 9.15% with a yield-to-maturity of 13% with a flat LIBOR curve, and may be prepaid in full at any time without penalty.

•

MF5 CMBS. On February 16, 2012, we invested $25 million in a joint venture with certain Co-Investment Funds that acquired the most senior bond and the interest-only certificate in a CMBS trust. The senior bond has a coupon of 5.1% and is secured by approximately 270 first mortgage loans (of which 89% were performing) collateralized primarily by multifamily properties. The aggregate purchase price for the senior bond and interest-only certificate was approximately $226.1 million, representing a discount of 27.4% to par value of the senior bond.

•

First Republic Bank. In connection with First Republic Bank’s secondary public offering on March 5, 2012, ColFin FRB Investor, LLC, a joint venture with certain Co-Investment Funds in which we own a 5.9% interest, sold 6,198,500 shares of common stock in First Republic Bank. Our share of net cash proceeds (after our pro rata share of underwriting discounts and expenses) and gain on sale was approximately $10.5 million and $3.5 million, respectively. ColFin FRB Investor, LLC sold an additional 3,000,000 shares of common stock of First Republic Bank on July 26, 2012. This most recent secondary sale represented a cumulative sale of approximately 62% of our original share holdings and a return of approximately 118% of our original cost basis. After giving effect to the dispositions of shares to-date, we own an approximate 0.5% indirect interest in First Republic Bank through our interest in ColFin FRB Investor, LLC.

•

California Master Planned Communities. In May 2012, we invested in a joint venture with a Co-Investment Fund and an unaffiliated investor that acquired two non-performing loans secured by two master planned communities in California for approximately $57 million, or 16% of the UPB. Immediately subsequent to acquisition, the joint venture entered into a deed-in-lieu with the borrower and now owns the properties. Our share of this investment is 24%.

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

•

Midwest Multifamily/Retail Loan. In May 2012, the Midwest Multifamily Retail Loan fully repaid approximately $13 million at maturity including an exit fee. The loan was originated in May 2010 by us and an investment fund managed by an affiliate of our Manager as a $9.8 million loan. Our share of the loan was 33.3%.

•

BAMO Loan Portfolio. In June 2012, we invested in a joint venture with a Co-Investment Fund that acquired a portfolio of loans from a U.S. commercial bank. The portfolio included 26 performing and non-performing loans with an aggregate UPB of approximately $38.7 million, consisting of substantially all first mortgage loans geographically concentrated in the Midwest. The purchase price for the portfolio was approximately $18 million, or 47% of the portfolio’s UPB. Our share of this investment is 50%.

•

New England Hotel Portfolio Mezzanine Loan. In May 2012, we invested in a joint venture with a Co-Investment Fund that originated a $17.5 million loan on a portfolio of five select-service hotels in Massachusetts and New Hampshire. We and the investment fund managed by an affiliate of our Manager will fund an additional $10 million in the form of a mezzanine loan if the borrower adds certain hotels to the collateral package over the next 18 months. The loan bears an interest rate of 13.5% with a 1.0% origination fee, and matures in July 2017. Our share of this investment is 50%.

•

Florida Multifamily Complex Loan. In May 2012, we invested in a joint venture with a Co-Investment Fund that acquired a performing $20 million senior mortgage loan secured by a multifamily asset in Florida. The loan was acquired for $17 million, or 85% of the UPB. The loan bears a 5.5% fixed interest rate and matures in March 2016. Our share of this investment is 49%.

•

Luxury Destination Resort Loan. In May 2012, we sold our 50% share of a $20 million senior first mortgage loan secured by all assets of a destination spa resort located in Arizona to an unrelated third party at par. We retained our 50% share of a $15 million mezzanine loan, which bears interest at approximately 15%.

•

WLH Land Acquisition and Sale. In June 2012, we, along with an investment fund managed by an affiliate of our Manager, sold residential development projects to WLH for an aggregate purchase price of $21.5 million. WLH paid $11 million in cash and issued 10,000,000 shares of Class A common stock of WLH to us and an investment fund managed by an affiliate of our Manager. These development projects were originally purchased from WLH for $13.6 million in December 2009. Our share of this investment is 24%.

•

Assisted Living Properties B-Note. In May 2012, we invested in a joint venture with a Co-Investment Fund that invested, at par, in a $10 million B-note cut from a $56 million term loan recently originated in October 2011. The loan is secured by nine assisted living properties and features full recourse to the sponsor, one of the largest operators of assisted living and memory care facilities in the United States. The B-note bears interest at LIBOR plus 12% with final maturity in October 2014. Our share of this investment is 50%.

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

Results of Operations—Comparison of Three Months Ended June 30, 2012 and 2011

Income from Our Investments

Our primary source of income is our investments in loans, which we hold either directly or through our investments in unconsolidated joint ventures. We have been continually investing in our target assets throughout 2011 and the first half of 2012, and therefore, income from some investments may reflect less than a full quarter’s results of operations. Income (loss) from our investments by type of investment is summarized below, shown net of investment-related expenses and amounts attributable to noncontrolling interests:

	Three Months Ended June 30,
(In thousands)	2012	2011
Acquired whole mortgage loans:
Single loans	$3,034	$1,648
FDIC loan portfolios	1,792	1,848
German non-performing loan portfolios	823	296
Other loan portfolios	3,577	1,825

	9,226	5,617

Originated mortgage loans	4,301	2,835
Mezzanine loans	3,072	1,767
Commercial mortgage-backed securities	798	107
B-notes	678	219
Equity ownership in bank	509	1,169
Real estate owned	949	—
Other investments	2,280	479

	$21,813	$12,193

Income from acquired whole mortgage loans for the three months ended June 30, 2012 increased $3.6 million, or 64%, compared to the three months ended June 30, 2011. The increase primarily reflects income from the Luxury Destination Club Recourse Loan II acquired in May 2012, Bulls Loan Portfolio acquired at the end June 2011 and Ashford Notes acquired in first quarter of 2012.

Income from originated loans for the three months ended June 30, 2012 increased $1.5 million, or 52%, compared to the three months ended June 30, 2011. The increase primarily reflects income from the Luxury Destination Club Recourse Loan which was originated in September 2011, and a full quarter’s effect of the Southern California Land Loan, originated in May 2011.

Income from mezzanine loans for the three months ended June 30, 2012 increased $1.3 million, or 74%, compared to the three months ended June 30, 2011, primarily reflecting interest income from the Centro Mezzanine Loans which we originated in late June 2011.

Income from CMBS for the three months ended June 30, 2012 is related to our investment in MF5 CMBS, which we acquired in February 2012. Income from CMBS for the corresponding period in 2011 was related to our investment in a $40 million AAA-rated TALF-financed CMBS, which was sold in September 2011.

Income from equity ownership in bank for the three months ended June 30, 2012 decreased $0.7 million, or 56%, compared to the three months ended June 30, 2011. The decrease reflects our reduced ownership interest in First Republic Bank following our periodic sales of shares of common stock in First Republic Bank. Through June 2012, we have sold approximately 50% of First Republic Bank stock originally acquired in June 2010 and recovered approximately 96% of our original cost basis.

Income from real estate owned for the three months ended June 30, 2012 reflects income from the Hotel Portfolio which was classified under mezzanine loans in 2011 prior to the foreclosure in January 2012 as discussed in “—Our Investments.”

Income from other investments for the three months ended June 30, 2012 increased $1.9 million, or 402%, compared to the three months ended June 30, 2011. This increase primarily reflects a gain of $1.8 million recognized in June 2012 from the sale of all assets of WLH Land Acquisition.

Certain investments individually generated greater than 10% of our total income for the periods presented. For the three months ended June 30, 2011, U.S. Life Insurance Loan Portfolio and WLH Secured Loan collectively generated 27% of our total income. No individual investment generated greater than 10% of our total income during the three months ended June 30, 2012.

Other Income from Affiliates

Two 100%-owned asset management companies provide asset management services to two of our FDIC portfolios and earn asset management fees of 50 basis points of each portfolio’s UPB per annum, payable monthly. For the three months ended June 30, 2012 and 2011, the asset management companies earned asset management fees and received cost reimbursements of $569,000 and $346,000, respectively, from these portfolios, and incurred $566,000 and $271,000 of expenses, respectively, as described below.

Expenses

•	Management Fees—Management fees include the following:

	Three Months Ended June 30,
(In thousands)	2012	2011
Base management fees	$2,813	$2,228
Share-based compensation	608	—
Incentive fees	523	—

	$3,944	$2,228

Base management fees have increased by approximately $585,000 due to an increase in our stockholders’ equity fee base, as defined in the management agreement, primarily from the March 2012 Preferred Stock Offering. Share-based compensation of $608,000 represents the current quarter amortization of the fair value of restricted shares awarded to certain of our executive officers and certain employees of our Manager and its affiliates in January 2012. Incentive fees are based upon our Core Earnings, further described at “—Non-GAAP Supplemental Financial Measure: Core Earnings,” and are payable to our Manager in shares of our common stock. We did not meet the Core Earnings threshold for the quarter ended June 30, 2011 and, accordingly, no incentive fee was earned by the Manager for such period. For a complete description of base management fees and incentive fees, see “Business—Our Manager and the Management Agreement—Base Management Fee and Incentive Fee” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

•

Investment Expenses—For the three months ended June 30, 2012 and 2011, we incurred investment expenses of $1.1 million and $323,000, respectively. Two of our FDIC portfolios are managed by asset management companies that are wholly-owned by us. These asset management companies receive allocations of compensation, overhead and direct costs from an affiliate of our Manager pursuant to a cost allocation arrangement. For the three months ended June 30, 2012 and 2011, the asset management companies incurred $566,000 and $271,000 of expenses, respectively, of which $353,000 and $211,000, respectively, were allocated by the affiliate of our Manager. The current period increase reflects transaction costs incurred pursuant to the sale of the Manhattan Landmark Buildings Loan A-note and the acquisition and restructuring of the Luxury Destination Club Recourse Loans I and II as discussed in “—Our Investments.” The remaining investment expenses include the cost of managing and servicing our investments and investment transaction costs expensed in connection with the initial acquisition of our investments, as well as costs associated with unsuccessful transactions.

•	Interest Expense—Interest expense includes the following:

	Three Months Ended June 30,
(In thousands)	2012	2011
Credit facility	$636	$310
2100 Grand secured financing	173	176
Luxury Destination Club Recourse Loan II secured financing	952	—
Other	68	—

	$1,829	$486

Interest expense for the current quarter related to our credit facility was higher due to (1) outstanding borrowings to finance our investment activities, and (2) higher unused commitment fees and amortization of deferred financing costs due to a $100 million increase in total availability following the restructuring of our credit facility in September 2011. For the three months ended June 30, 2011, all of the interest expense was from unused commitment fees and amortization of deferred financing costs, as we had no outstanding amounts under the credit facility.

Interest expense on Luxury Destination Club Recourse Loan II represents contractual interest and amortization of deferred financing costs on the seller-provided financing of the May 2012 loan acquisition.

•	Administrative Expenses—Administrative expenses are summarized below:

	Three Months Ended June 30,
(In thousands)	2012	2011
Reimbursements to Colony Capital:
Compensation pursuant to secondment agreement	$301	$350
Allocated overhead and direct administrative expenses	282	134

Total reimbursements to Colony Capital	583	484

Professional fees	453	659
Insurance	163	182
Share-based compensation (excluding board compensation)	38	—
Board-related costs	92	69
Other	149	139

	$1,478	$1,533

Total administrative expenses decreased $55,000, or 4%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The primary reason for the overall decrease is lower tax planning and compliance services.

Income Tax Provision

Our taxable REIT subsidiaries (each a “TRS”), which directly or indirectly hold certain of our investments, are subject to corporate level federal, state, foreign and local income taxes. For the three months ended June 30, 2012 and 2011, we recorded an income tax provision of $441,000 and $226,000, respectively. The 2012 expense primarily reflects current income taxes payable on loan resolutions in the Cushman ADC FDIC Portfolio and from the operations of our TRSs. The current taxes payable are partially offset by a net deferred tax benefit resulting from temporary differences related to income recognition for our BOW Loan Portfolio, Bulls Loan Portfolio, Cushman ADC FDIC Portfolio and investments in certain of our foreign joint ventures. The 2011 expense reflects current federal and state income taxes which were offset by an incremental increase in deferred tax assets associated with the temporary differences related to income recognition from our investments in foreign joint ventures.

Comparison of Six Months Ended June 30, 2012 and 2011

Income from Our Investments

Income from our investments by type of investment is summarized below, shown net of investment-related expenses and amounts attributable to noncontrolling interests:

	Six Months Ended June 30,
(In thousands)	2012	2011
Acquired whole mortgage loans:
Single loans	$4,685	$2,442
FDIC loan portfolios	4,633	3,533
German non-performing loan portfolios	1,531	668
Other loan portfolios	7,740	3,624

	18,589	10,267

Originated mortgage loans	7,589	5,074
Mezzanine loans	5,943	3,454
Commercial mortgage-backed securities	1,190	216
B-notes	903	442
Equity ownership in bank	4,702	2,161
Real estate owned	438	—
Other investments	3,024	977

	$42,378	$22,591

Income from our investments in the six months ended June 30, 2012 increased approximately $19.8 million, or 88%, compared to the corresponding period in 2011. The substantial increase reflects our continuing investment activity throughout 2011 and the first six months of 2012. Many of our investments owned as of June 30, 2012 were not owned for all or part of the six months ended June 30, 2011, and we added new investments in every category except in equity ownership in bank, as summarized in our investments table in “—Our Investments.”

For the six months ended June 30, 2011, U.S. Life Insurance Loan Portfolio and WLH Secured Loan collectively generated 29% of our total income. No individual investment generated greater than 10% of our total income during the six months ended June 30, 2012.

Other Income from Affiliates

Two 100%-owned asset management companies provide asset management services to two of our FDIC portfolios and earn asset management fees of 50 basis points of each portfolio’s UPB per annum, payable monthly. For the six months ended June 30, 2012 and 2011, the asset management companies earned asset management fees and received cost reimbursements of $1.1 million and $907,000, respectively, from these portfolios, and incurred $1.0 million and $922,000 of expenses, respectively, as described below.

Expenses

•	Management Fees—Management fees include the following:

	Six Months Ended June 30,
(In thousands)	2012	2011
Base management fees	$5,164	$3,524
Share-based compensation	2,364	—
Incentive fees	936	—

	$8,464	$3,524

Base management fees have increased by approximately $1.6 million, or 47%, due to an increase in our stockholders’ equity fee base, as defined in the management agreement, primarily from the March 2012 Preferred Stock Offering. Share-based compensation of $2.4 million represents the current year amortization of the fair value of restricted shares awarded to certain of our executive officers and certain employees of our Manager and its affiliates in January 2012. Incentive fees are based upon our Core Earnings, further described at “—Non-GAAP Supplemental Financial Measure: Core Earnings,” and are payable to our Manager in shares of our common stock. We did not meet the Core Earnings threshold for the six months ended June 30, 2011 and, accordingly, no incentive fee was earned by the Manager for such period. For a complete description of base management fees and incentive fees, see “Business—Our Manager and the Management Agreement—Base Management Fee and Incentive Fee” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

•

Investment Expenses—For the six months ended June 30, 2012 and 2011, we incurred investment expenses of $1.8 million and $1 million, respectively. Two of our FDIC portfolios are managed by asset management companies that are wholly-owned by us. These asset management companies receive allocations of compensation, overhead and direct costs from an affiliate of our Manager pursuant to a cost allocation arrangement. For the six months ended June 30, 2012 and 2011, the asset management companies incurred $1.0 million and $922,000 of expenses, respectively, of which $567,000 and $529,000, respectively, were allocated by the affiliate of our Manager. The current period increase reflects transaction costs incurred pursuant to the sale of the Manhattan Landmark Buildings Loan A-note and the acquisition and restructuring of the Luxury Destination Club Recourse Loans I and II as discussed in “—Our Investments,” as well as an increase in the cost of managing and servicing our investments due to a larger investment portfolio and increased transaction volume.

•	Interest Expense—Interest expense includes the following:

	Six Months Ended June 30,
(In thousands)	2012	2011
Credit facility	$1,882	$646
2100 Grand secured financing	347	350
Luxury Destination Club Recourse Loan II secured financing	952	—
Other	142	—

	$3,323	$996

Interest expense for the current period related to our credit facility was significantly higher due to (1) substantial outstanding borrowings to finance our investment activities, until we repaid all outstanding amounts using a portion of the net proceeds from the March 2012 Preferred Stock Offering in late March, and (2) higher unused commitment fees and amortization of deferred financing costs due to a $100 million increase in total availability following the restructuring of our credit facility in September 2011. For the six months ended June 30, 2011, substantially all of the interest expense was from unused commitment fees and amortization of deferred financing costs, as we had minimal outstanding amounts under the credit facility. Interest expense on Luxury Destination Club Recourse Loan II represents contractual interest and amortization of deferred financing costs on the seller-provided financing of the May 2012 loan acquisition.

•	Administrative Expenses—Administrative expenses are summarized below:

	Six Months Ended June 30,
(In thousands)	2012	2011
Reimbursements to Colony Capital:
Compensation pursuant to secondment agreement	$598	$704
Allocated overhead and direct administrative expenses	576	170

Total reimbursements to Colony Capital	1,174	874

Professional fees	1,111	1,442
Insurance	327	363
Share-based compensation (excluding board compensation)	176	—
Board-related costs	164	137
Other	280	232

	$3,232	$3,048

Total administrative expenses increased $184,000, or 6%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The increase is primarily due to the reimbursement of compensation costs of certain employees of Colony Capital and an increase in the ratio of our total assets relative to total Colony Capital-managed assets. This is partially offset by a decrease in professional fees, primarily legal and tax consulting services.

Income Tax Provision

Our TRSs, which directly or indirectly hold certain of our investments in unconsolidated joint ventures, are subject to corporate level federal, state, foreign and local income taxes. For the six months ended June 30, 2012 and 2011, we recorded an income tax provision of $805,000 and an income tax benefit of $2,000, respectively. The 2012 expense primarily reflects current income taxes payable on loan resolutions in the Cushman ADC FDIC Portfolio and from the operations of our TRSs. The current taxes payable are partially offset by a net deferred tax benefit resulting from temporary differences related to income recognition for our BOW Loan Portfolio, Bulls Loan Portfolio, Cushman ADC FDIC Portfolio and investments in certain of our foreign joint ventures. The 2011 benefit reflects $538,000 of current federal and state income tax expense on our TRSs, entirely offset by the release of the valuation allowance on the deferred tax assets based on management’s expectation that the deferred tax assets associated with the cumulative temporary differences related to our investments in foreign joint ventures and the tax bases of certain of our other joint ventures would be realized.

Information About Our Loan Portfolio

The following tables summarize certain characteristics of the loans and beneficial interests in securities held by the Company and the joint ventures and our proportionate share as of June 30, 2012:

	Jun e 30, 2012
($ in thousands )	Total Portfolio		Company's Proportionate Share
Collateral Type	Unpaid Principal Balance	Amortized Cost	Unpaid Principal Balance	Amortized Cost	% of Amortized Cost	Weighted Average Coupon	Current Interest Yield on Cost	Weighted Average Maturity
Originated performing loans
Retail	$60,000	$60,000	$60,000	$60,000	8.6%	9.8%	9.8%	4.3
Office	20,392	20,351	20,188	20,148	2.9%	8.0%	8.0%	3.7
Hospitality	95,784	94,977	73,439	72,908	10.5%	11.7%	11.8%	4.1
Other commercial	9,866	9,865	4,933	4,933	0.7%	12.2%	12.2%	2.5
Residential	238,764	210,850	64,845	57,601	8.3%	10.6%	12.2%	3.1

Total originated performing loans	424,806	396,043	223,405	215,590	31.0%	10.6%	11.0%	3.8

Acquired loans and beneficial interests in debt securities
Performing:
Retail	339,037	231,748	50,228	34,786	5.0%	6.0%	8.8%	4.7
Office	281,426	198,684	50,394	35,168	5.1%	4.9%	7.3%	6.8
Industrial	209,840	156,993	29,658	22,239	3.2%	6.1%	8.4%	3.5
Hospitality	290,819	240,594	144,618	122,706	17.7%	9.1%	10.7%	2.5
Multifamily	508,023	391,274	93,488	78,057	11.2%	5.0%	6.0%	10.3
Other commercial	380,260	260,021	43,337	29,769	4.3%	9.7%	13.6%	2.9
Residential	60,369	27,687	10,094	5,360	0.8%	5.5%	10.4%	7.2
Land	158,491	63,585	11,835	4,193	0.6%	5.9%	16.4%	2.5

Total performing	2,228,265	1,570,586	433,652	332,278	47.9%	7.1%	9.3%	5.2

Non-performing:
Retail	356,620	160,072	47,812	19,657	2.8%
Office	554,757	144,978	152,140	36,392	5.3%
Industrial	176,034	72,365	25,842	10,658	1.5%
Hospitality	74,921	36,038	10,579	4,977	0.7%
Multifamily	268,974	116,958	46,077	16,849	2.4%
Other commercial	428,836	152,171	54,570	19,221	2.8%
Residential	237,454	101,524	43,542	23,904	3.5%
Land	888,675	176,836	70,821	14,839	2.1%

Total non-performing	2,986,271	960,942	451,383	146,497	21.1%

Total acquired loans	5,214,536	2,531,528	885,035	478,775	69.0%

Total portfolio	$5,639,342	$2,927,571	$1,108,440	$694,365	100.0%

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

Acquired loans and beneficial interests in debt securities
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

As of June 30, 2012, the Company’s and the joint ventures’ performing loan portfolio comprised fixed rate loans bearing interest rates ranging from 1.0% to 21.0% (weighted average of 7.5%) with an aggregate UPB of $1.4 billion and variable rate loans bearing interest rates ranging from 1.2% to 18.0% (weighted average of 6.3%) with an aggregate UPB of 1.3 billion. Maturity dates of performing loans range from July 2012 to May 2040. Scheduled maturities based on UPB of performing loans as of June 30, 2012 are as follows:

(In thousands)
One year or less	$586,974
Greater than one year and less than five years	1,074,849
Greater than or equal to five years	991,248

Total	$2,653,071

Liquidity and Capital Resources

Our current primary uses of liquidity are to fund:

•	acquisitions of our assets and related ongoing commitments;

•	our operations, including overhead costs and the management fee to our Manager;

•	distributions to our common and preferred stockholders;

•	principal and interest payments on our borrowings; and

•	share repurchases under our common stock repurchase program from time to time.

Our current primary sources of liquidity are:

•	cash on hand;

•	our credit facility;

•	cash flow generated from our investments, both from operations and return of capital;

•	proceeds from full or partial realization of investments;

•	investment-level financing; and

•	proceeds from public or private equity offerings.

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

Contractual Obligations and Commitments

The following table summarizes our known contractual obligations and commitments on an undiscounted basis as of June 30, 2012 and in future periods in which we expect to settle such obligations:

(In thousands)	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments—credit facility(1)	$33,000	$33,000	$—	$—	$—
Interest and fees—credit facility(1)	1,076	928	148	—	—
Secured financing—principal and interest(2)	113,604	13,097	100,507	—	—
Commitments to fund joint ventures(3)	7,400	7,400	—	—	—

Total	$155,080	$54,425	$100,655	$—	$—

(1)	As of June 30, 2012, we had borrowed $33 million on our credit facility. The contractual obligations above reflect the borrowing and interest due thereon at the 1-month LIBOR plus 3.5% through July 17, 2012, when the amounts were fully repaid with the net proceeds from our July 2012 Preferred Stock Offering. Fees include unused commitment fees calculated at 0.5% through August 30, 2013, the contractual maturity date of our credit facility.
(2)	Amounts include minimum principal and fixed-rate interest obligations through the original maturity date of the secured financing related to our Luxury Destination Club Recourse Loan II. Amounts do not include the secured financing on 2100 Grand, which is recognized as a liability on our consolidated balance sheet, as we are not obligated to repurchase the A-note participation interest.
(3)	Pursuant to the operating agreements of three of our unconsolidated joint ventures, the members may be required to fund additional amounts for ordinary operating costs, guaranties or commitments of the joint ventures. Our share of those commitments is $7.4 million.

The table does not reflect amounts due under our management agreement or derivative instruments as those contracts do not have fixed and determinable payments.

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

We guaranteed secured debt at unconsolidated joint ventures that invest in the Bulls Loan Portfolio in which we have a 32.5% ownership interest providing customary non-recourse carve-outs for bad acts of the borrower. At June 30, 2012, the balance of the debt that could be recourse to us was $33.4 million. The debt matures in May 2015 or earlier, upon full resolution of the underlying collateral loans.

Acquisitions of Target Assets

During the six months ended June 30, 2012, we invested approximately $206 million in nine new target assets, including $75 million in our SFR platform. We expect to continue to pursue our target assets for the near term and may invest additional funds in our existing investments. To the extent that we do not generate sufficient cash from our operations, we expect to fund our investments with borrowings from our credit facility, investment-level financing, redeployment of proceeds from realized investments and public or private issuance of equity.

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

We are also required to make quarterly cash distributions to the 8.5% Series A Preferred stockholders of $5.4 million, including amounts payable on shares issued in the July 2012 Preferred Stock Offering. The amount is payable on or about the 15th of each January April, July and October. The first dividend payment on our Series A Preferred Stock was made on July 16, 2012 to shareholders of the March 2012 Preferred Stock Offering, in the amount of $0.6847 per share, or approximately $4.0 million. The next payment on or about October 15, 2012 will be in the amount of $0.53125 per share, or approximately $5.4 million. Annual dividends payable to the Series A Preferred stockholders total approximately $21.4 million.

During the quarter ended June 30, 2012, we declared dividends of $0.35 per common share, which was paid in July 2012.

During the quarter ended March 31, 2012, we declared dividends of $0.34 per common share, which was paid in April 2012.

Cash and Cash Flows

As of August 6, 2012, we had approximately $11.5 million of cash.

The following table summarizes our cash flow activity:

	Six Months Ended June 30,
(in thousands)	2012	2011
Net cash provided by operating activities	$29,674	$6,693
Net cash used in investing activities	(134,515)	(236,271)
Net cash provided by financing activities	109,133	249,472

Operating Activities—For the six months ended June 30, 2012 and 2011, cash flows from operating activities increased $23 million, reflecting the substantial increase in the number of investments in our investment portfolio. Cash flows from operating activities are primarily distributions of earnings from unconsolidated joint ventures and interest received from our investments in loans, partially offset by payment of operating expenses. For the six months ended June 30, 2012, distributions of earnings from unconsolidated joint ventures include approximately $5 million of earnings and realized gain received following the sale of common stock of First Republic Bank in March 2012, $6.4 million of distributions received from the WLH Secured Loan, and distributions of cash flows from our single and portfolio loan investments.

Investing Activities—Net cash used in investing activities for both periods presented reflect our acquisitions of our target assets. For the six months ended June 30, 2012, approximately $228.7 million of cash outflows on new investments are partially offset by substantial distributions of capital from unconsolidated joint ventures resulting from various capital transactions such as financing activities and loan resolutions and sales. Such distributions of capital include approximately $18.7 million from the Bulls Loan Portfolio financing, $10 million from the Luxury Destination Resort Loan sale, $5.5 million following the sale of common stock in First Republic Bank, and approximately $28.4 million from loan repayments and sales.

Financing Activities—Cash from financing activities generally reflect our capital raising activities and dividend payments. For the six months ended June 30, 2012, net cash provided by financing activities reflects net proceeds from our March 2012 Preferred Stock Offering and contributions from noncontrolling interests related to Luxury Destination Club Recourse Loans I and II. These amounts are offset by net repayment of $36 million of borrowings under our credit facility and payment of dividends. For the six months ended June 30, 2011, net cash provided by financing activities reflect net proceeds from our March 2011 common stock offering offset by repayment of $20 million of net borrowings under our credit facility.

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

The amount available for draw is limited to 3.5 times the annualized cash income (as defined in the Credit Agreement) from eligible assets. To be included in the borrowing capacity, an asset must meet certain criteria, including being free of all liens and pledges and, when taken with all other eligible assets, the average time to maturity must be at least 3.5 years. The maximum amount available for draw as of August 6, 2012 was $126.5 million, of which $38 million was drawn.

The Credit Agreement contains covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. At June 30, 2012, we were in compliance with all debt covenants and we expect to continue to meet all financial and reporting requirements. However, in the event of an economic slow-down, volatility in the credit markets, and rising cost of capital, there is no certainty that we will be able to continue to meet all of the covenant requirements. The following table summarizes the key financial covenants and our actual results as of and for the three months ended June 30, 2012:

($ in thousands)	Covenant Level	Actual Level June 30, 2012
Financial covenant as defined in the Credit Agreement:
Consolidated Tangible Net Worth	Minimum $595,044	$743,707
Consolidated Fixed Charge Coverage Ratio	Minimum 2.75 to 1.0	4.53 to 1.0
Consolidated Leverage Ratio	Maximum 0.5 to 1.0	0.25 to 1.0
Liquidity	Minimum $15,000	$97,666
Total Facility Outstandings to Consolidated Cash Income	Maximum 3.5 to 1.0	0.9 to 1.0
Weighted Average Maturity of Contributing Investment Assets	Minimum 42 months	60 months

Cash from Investments

Our investments generate cash, either from operations or as a return of our invested capital. We receive monthly or quarterly distributions from some of our unconsolidated joint ventures from earnings, principal receipts or capital transactions such as financing transactions or full or partial loan sales. We also receive interest and principal on our loans held for investment. As loans reach their maturity we may receive all or a portion of the outstanding principal balance. Certain loans held for investment require minimum principal payments, including partial paydowns of principal in the event of a sale of the underlying collateral.

We may also, from time to time, fully or partially realize our investments through sales. For example, during the six months ended June 30, 2012, through our interest in a joint venture which holds an ownership interest in First Republic Bank, we sold 366,418 shares of common stock in First Republic Bank, which resulted in net cash proceeds of approximately $10.5 million. We received approximately $57.1 million of distributions of capital from our other unconsolidated joint ventures resulting from financing activities and loan resolutions, either through loan sales or payoffs (whether paid-in-full or discounted). We also received $30.2 million from loan sales as described in “—Our Investments.” We expect to continue to resolve loans in some of our loan pools to generate cash, particularly those in acquired credit-distressed portfolios, such as the Bulls Loan Portfolio and German loan portfolios. We may also pursue opportunities to sell whole or partial positions in our originated loan investments or obtain financing (see “—Investment-Level Financing”) to generate cash and improve the total return on our investments.

Investment-Level Financing

The structured transactions with the FDIC were consummated in part with leverage provided by the FDIC. We also secured investment-level financing on our 2100 Grand loan by assignment of an A-note participation, seller-financing on the Luxury Destination Club Recourse Loan II, and bank financing on the Bulls Loan Portfolio. We may attempt to secure other investment-level financing, if available, including term loans, securitizations, warehouse facilities, repurchase agreements and the issuance of debt and equity securities. We also expect to continue to invest in a number of our assets through co-investments with other investment vehicles managed by affiliates of our Manager and/or other third parties, which may allow us to pool capital to access larger transactions and diversify investment exposure.

Equity Offerings

We received net proceeds of $140.1 million from the March 2012 Preferred Stock Offering and used $105 million of the proceeds to repay all amounts outstanding on our credit facility. We received net proceeds of $106 million from the July 2012 Preferred Stock Offering and used $40.5 million of the proceeds to repay all amounts outstanding on our credit facility. The remaining proceeds from both offerings were or will be used for our operations and to acquire our target assets. Under our current shelf registration statement filed with the SEC, we may offer up to $745 million in various types of equity securities. These securities may be issued from time to time at our discretion based on our needs and depending upon market conditions and available pricing.

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

Leverage Policies

Prior to the quarter ended June 30, 2012, we have used limited investment-level leverage in the form of government sponsored debt programs, such as the TALF, seller financing provided by the FDIC and assignment of an A-note participation on a mortgage loan. We have also temporarily used borrowings from our credit facility to finance our investments. As we noted previously, while we believe we can achieve attractive yields on an unleveraged basis, we will continue to use prudent amounts of leverage to increase potential returns to our stockholders and/or to finance future investments. During the quarter ended June 30, 2012, we took advantage of favorable financing terms to use leverage at prudent levels secured by two investments. The debt-to-equity ratio for the two investments is less than 3-to-1. Given current market conditions, to the extent that we use borrowings to finance our assets, we currently expect that such leverage would not exceed, on a debt-to-equity basis, a 3-to-1 ratio, except with respect to investments financed with borrowings provided by the FDIC or under government sponsored debt programs, leverage on which we currently expect would not exceed, on a debt-to-equity basis, a 6-to-1 ratio. We consider these leverage ratios to be prudent for our target asset classes. Our decision to use leverage currently or in the future to finance our assets will be based on our Manager’s assessment of a variety of factors, including, among others, the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in our portfolio, the ability to raise additional equity to reduce leverage and create liquidity for future investments, the availability of credit at favorable prices or at all, the credit quality of our assets and our outlook for borrowing costs relative to the interest income earned on our assets. Our decision to use leverage in the future to finance our assets will be at the discretion of our Manager and will not be subject to the approval of our stockholders, and we are not restricted by our governing documents or otherwise in the amount of leverage that we may use. To the extent that we use leverage in the future, we may mitigate interest rate risk through utilization of hedging instruments, primarily interest rate swap and cap agreements, to serve as a hedge against future interest rate increases on our borrowings.

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

A reconciliation of our GAAP net income attributable to common stockholders to Core Earnings is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
GAAP net income attributable to common stockholders	$12,019	$8,037	$24,111	$15,400
Adjustments to GAAP net income to reconcile to Core Earnings:
Noncash equity compensation expense	693	29	2,609	59
Incentive fee	523	—	936	—
Depreciation expense	654	—	1,504	—
Net unrealized (gain) loss on derivatives	(100)	46	80	46

Core Earnings	$13,789	$8,112	$29,240	$15,505

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

Interest Rate and Credit Curve Spread Risk

Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Credit curve spread risk is highly sensitive to the dynamics of the markets for commercial real estate loans and securities we hold. Excessive supply of these assets combined with reduced demand will cause the market to require a higher yield. This demand for higher yield will cause the market to use a higher spread over the U.S. Treasury securities yield curve, or other benchmark interest rates, to value these assets. The majority of the performing loans held by our unconsolidated joint ventures are fixed rate loans. As U.S. Treasury securities are priced to a higher yield and/or the spread to U.S. Treasuries used to price the assets increases, the price at which the joint ventures could sell some of the assets may decline. Conversely, as U.S. Treasury securities are priced to a lower yield and/or the spread to U.S. Treasuries used to price the assets decreases, the value of the loan portfolios may increase. In addition, fluctuations in LIBOR rates may affect the amount of interest expense we incur in connection with borrowings under our credit facility, which, based on our current debt ratio, incur interest expense at a per annum rate equal to the sum of, at our election, the one, two, three, six, or twelve-month LIBOR plus 3.5%. As of June 30, 2012, we had outstanding borrowings under the credit facility of $33 million bearing interest at 3.5% plus one month LIBOR, or 3.75%. Assuming no changes in the outstanding balance of our existing variable-rate debt as of June 30, 2012, a 100 basis point increase in the one-month LIBOR would increase our projected annual interest expense by approximately $0.3 million.

As of June 30, 2012, we and our unconsolidated joint ventures did not have any interest rate hedges. However, in the future, we or our unconsolidated joint ventures may utilize a variety of financial instruments, including interest rate swaps, caps, floors and other interest rate exchange contracts, in order to limit the effects of fluctuations in interest rates on our operations. The use of these types of derivatives to hedge interest-earning assets and/or interest-bearing liabilities carries certain risks, including the risk that losses on a hedge position will reduce the funds available for distribution and that such losses may exceed the amount invested in such instruments. A hedge may not perform its intended purpose of offsetting losses of rising interest rates. Moreover, with respect to certain of the instruments used as hedges, we are exposed to the risk that the counterparties with which we trade may cease making markets and quoting prices in such instruments, which may render us unable to enter into an offsetting transaction with respect to an open position. If we anticipate that the income from any such hedging transaction will not be qualifying income for REIT income purposes, we may conduct all or part of our hedging activities through a to-be-formed corporate subsidiary that is fully subject to federal corporate income taxation. Our profitability may be adversely affected during any period as a result of changing interest rates.

Currency Risk

We have foreign currency rate exposures related to our equity investments in joint ventures which hold certain commercial real estate loan investments in Europe. Our sole currency exposure is to the Euro. Changes in currency rates can adversely affect the fair values and earnings of our non-U.S. holdings. As of June 30, 2012, we had approximately €33.8 million, or $42.8 million, in European investments. Net tax-effected accumulated foreign exchange loss on the European investments was approximately $5.1 million, or $3.1 million after hedge gain. A 1% change in the exchange rate would result in a $0.4 million increase or decrease in translation gain or loss on our investments in unconsolidated joint ventures. We mitigate this risk by utilizing currency instruments to hedge the capital portion of our foreign currency risk. The type of hedging instrument that we employed on our European investments was a costless collar (buying a protective put while writing an out-of-the-money covered call with a strike price at which the premium received is equal to the premium of the protective put purchased) which involved no initial capital outlay. The puts were structured with strike prices approximately 10% lower than our cost basis in such investments, thereby limiting any Euro related foreign exchange related fluctuations to approximately 10% of the original capital invested in the deal.

At June 30, 2012, we had nine outstanding collars with an aggregate notional amount of €27.3 million. The maturity dates of such instruments approximate the projected dates of related cash flows for specific investments. Termination or maturity of currency hedging instruments may result in an obligation for payment to or from the counterparty to the hedging agreement. We are exposed to credit loss in the event of non-performance by counterparties for these contracts. To manage this risk, we select major international banks and financial institutions as counterparties and perform a quarterly review of the financial health and stability of our trading counterparties. Based on our review as of June 30, 2012, we do not expect any counterparty to default on its obligations.

The following table summarizes the notional amounts and fair values of our collars as of June 30, 2012:

(In thousands, except exchange rates)
Hedged Asset	Notional Amount	Cap Range (USD/€)	Floor Range (USD/€)	Expiration Date	Net Fair Value
Investment in Spanish REOC/Colonial Loan	€7,800	1.627–1.635	1.340–1.350	December 2012	$672
Investments in German loan portfolios	19,490	1.300–1.510	1.100–1.290	December 2012–July 2015	1,347

	€27,290				$2,019

ITEM 4.	Controls and Procedures.

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

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2012.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings.

There have been no material changes to the legal proceedings included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 1A.	Risk Factors.

The following is an update to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011:

Our strategy of buying single-family homes for rental to tenants is subject to various risks, any of which could have a material adverse effect on our business and results of operations.

As part of our business strategy, we have acquired and expect to continue to acquire interests in single-family homes for the purpose of renting the homes to tenants. To the extent that we own interests in single-family homes, we will be subject to various risks, including the following:

•

our ability to generate revenue from the single-family homes in which we own an interest will be dependent on the ability of tenants to pay rent, and the failure of a significant number of our tenants to pay rent timely or at all or a significant number of lease terminations could have a material adverse effect on our results of operations;

•

the single-family homes in which we own an interest will compete with numerous housing alternatives in attracting residents, including other single-family homes and apartment communities, which may reduce occupancy levels and have a material adverse effect on our revenues;

•

the single-family homes in which we own an interest typically are, and homes we acquire in the future likely will be, located in markets that have been particularly susceptible to adverse local and national economic conditions, and there can be no assurances that future economic downturns will not adversely affect our ability to generate revenue from the homes or cause the market value of the homes to decline significantly;

•

the rental markets in which the single-family homes are located may remain flat or deteriorate, which could limit the extent to which rental rates can be increased to satisfy increased expenses without having a material adverse effect on occupancy rates;

•

if we are unable to lease or re-lease vacant single-family homes, we will be subject to costs, including mortgage payments, insurances premiums, maintenance, real estate taxes and insurance, but will not have a source of revenue to satisfy such costs, which could have a material adverse effect on our results of operations; and

•

we are dependent on the performance of third-party managers to manage the leasing and maintenance of the single-family homes in which we own an interest, and our results of operations could be adversely affected if such third-party managers do not manage the homes in our best interests.

If any of the foregoing risks were to occur, our business and results of operations could be materially and adversely affected.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Mine Safety Disclosures.

Not applicable.

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits.

Exhibit No.	Description

3.1	Articles Supplementary Establishing Additional Shares of 8.50% Series A Cumulative Redeemable Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on July 16, 2012)

31.1*	Certification of Richard B. Saltzman, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description

31.2*	Certification of Darren J. Tangen, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Richard B. Saltzman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Darren J. Tangen, Chief Financial Officer and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	Financial statements from the Quarterly Report on Form 10-Q of Colony Financial, Inc. for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Equity, (5) Consolidated Statements of Cash Flows and (6) Notes to Consolidated Financial Statements

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2012

COLONY FINANCIAL, INC.

By:	/S/ RICHARD B. SALTZMAN
Richard B. Saltzman
Chief Executive Officer and President

By:	/S/ DARREN J. TANGEN
Darren J. Tangen
Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer)