Form 10-Q
period 2012-09-30
Colony Financial, Inc.
filed 2012-11-09
CIK 1467076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 7, 2012, 41,216,623 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding.

COLONY FINANCIAL, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

COLONY FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2012 (Unaudited)	December 31, 2011
ASSETS
Cash	$88,918	$3,872
Investments in unconsolidated joint ventures	725,407	443,500
Loans held for investment, net	315,725	232,619
Beneficial interests in debt securities, available-for-sale, at fair value	32,318	32,427
Other assets	25,906	15,101

Total assets	$1,188,274	$727,519

LIABILITIES AND EQUITY
Liabilities:
Line of credit	$—	$69,000
Secured financing	110,380	13,845
Accrued and other liabilities	13,950	16,304
Due to affiliates	3,930	3,788
Dividends payable	19,782	11,092

Total liabilities	148,042	114,029

Commitments and contingencies (Note 15)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value, 8.5% Series A Cumulative Redeemable Perpetual, liquidation preference of $25 per share, 50,000,000 shares authorized, 10,080,000 and no shares issued and outstanding, respectively	101	—
Common stock, $0.01 par value, 450,000,000 shares authorized, 41,220,754 and 32,624,889 shares issued and outstanding, respectively	412	326
Additional paid-in capital	998,584	599,470
Retained earnings	2,390	5,510
Accumulated other comprehensive loss	(2,261)	(2,330)

Total stockholders’ equity	999,226	602,976
Noncontrolling interests	41,006	10,514

Total equity	1,040,232	613,490

Total liabilities and equity	$1,188,274	$727,519

The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Income
Equity in income of unconsolidated joint ventures	$15,838	$15,968	$47,273	$33,868
Interest income	10,816	5,204	25,693	10,877
Other income from affiliates	396	636	1,515	1,543

Total income	27,050	21,808	74,481	46,288

Expenses
Management fees (including $578, $0, $2,942 and $0 of share-based compensation, respectively)	3,812	2,405	12,276	5,929
Investment expenses (including $257, $491, $1,171 and $1,020 reimbursable to affiliates, respectively)	516	854	2,287	1,864
Interest expense	2,550	656	5,873	1,652
Administrative expenses (including $572, $447, $1,746 and $1,321 reimbursable to affiliates, respectively)	1,517	1,398	4,749	4,446

Total expenses	8,395	5,313	25,185	13,891
Other (loss) gain, net	(331)	39	(835)	(151)

Income before income taxes	18,324	16,534	48,461	32,246
Income tax provision	596	255	1,401	253

Net income	17,728	16,279	47,060	31,993
Net income attributable to noncontrolling interests	2,170	485	3,933	799

Net income attributable to Colony Financial, Inc.	15,558	15,794	43,127	31,194
Preferred dividends	5,102	—	8,560	—

Net income attributable to common stockholders	$10,456	$15,794	$34,567	$31,194

Net income per common share:
Basic	$0.30	$0.48	$1.03	$1.14

Diluted	$0.30	$0.48	$1.03	$1.12

Weighted average number of common shares outstanding:
Basic	34,358,500	32,743,000	33,254,300	27,400,400

Diluted	34,358,500	33,034,100	33,277,700	27,750,000

Dividends declared per common share	$0.35	$0.33	$1.04	$0.97

The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$17,728	$16,279	$47,060	$31,993
Other comprehensive income, net of tax:
Equity in other comprehensive (loss) income of unconsolidated joint ventures	(90)	(715)	164	(779)
Equity in realized gain of unconsolidated joint venture reclassified from accumulated other comprehensive income	—	(823)	—	(823)
Unrealized gain (loss) on beneficial interests in debt securities	140	(184)	368	(184)
Change in fair value of derivative instruments designated as hedges	(597)	1,368	(349)	759
Foreign currency translation adjustments	(315)	(3,308)	(237)	(1,688)
Realized foreign exchange (gain) loss reclassified from accumulated other comprehensive income	(3)	(29)	132	(58)

Other comprehensive (loss) income	(865)	(3,691)	78	(2,773)

Comprehensive income	16,863	12,588	47,138	29,220
Comprehensive income attributable to noncontrolling interests	2,171	453	3,942	766

Comprehensive income attributable to stockholders	$14,692	$12,135	$43,196	$28,454

The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and per share data)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2010	—	$—	17,384,000	$174	$330,777	$1,152	$936	$333,039	$240	$333,279
Net income	—	—	—	—	—	31,194	—	31,194	799	31,993
Other comprehensive loss	—	—	—	—	—	—	(2,740)	(2,740)	(33)	(2,773)
Common stock offering	—	—	15,350,000	153	283,822	—	—	283,975	—	283,975
Underwriting and offering costs	—	—	—	—	(12,268)	—	—	(12,268)	—	(12,268)
Anti-dilution purchase price adjustment	—	—	175,000	2	(164)	—	—	(162)	—	(162)
Common stock repurchases	—	—	(440,300)	(4)	(6,721)	—	—	(6,725)	—	(6,725)
Share-based payments	—	—	3,000	—	97	—	—	97	—	97
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	10,140	10,140
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(630)	(630)
Common stock dividends declared ($0.97 per share)	—	—	—	—	—	(26,810)	—	(26,810)	—	(26,810)

Balance at September 30, 2011	—	$—	32,471,700	$325	$595,543	$5,536	$(1,804)	$599,600	$10,516	$610,116

Balance at December 31, 2011	—	$—	32,624,889	$326	$599,470	$5,510	$(2,330)	$602,976	$10,514	$613,490
Net income	—	—	—	—	—	43,127	—	43,127	3,933	47,060
Other comprehensive income	—	—	—	—	—	—	69	69	9	78
Issuance of 8.5% Series A Cumulative
Redeemable Perpetual Preferred Stock	10,080,000	101	—	—	254,477	—	—	254,578	—	254,578
Common stock offering	—	—	8,050,000	80	149,086	—	—	149,166	—	149,166
Underwriting and offering costs	—	—	—	—	(8,904)	—	—	(8,904)	—	(8,904)
Issuance of common stock for incentive fees	—	—	65,703	1	1,196	—	—	1,197	—	1,197
Share-based payments	—	—	480,162	5	3,259	—	—	3,264	—	3,264
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	36,394	36,394
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(9,844)	(9,844)
Preferred stock dividends	—	—	—	—	—	(8,972)	—	(8,972)	—	(8,972)
Common stock dividends declared ($1.04 per share)	—	—	—	—	—	(37,275)	—	(37,275)	—	(37,275)

Balance at September 30, 2012	10,080,000	$101	41,220,754	$412	$998,584	$2,390	$(2,261)	$999,226	$41,006	$1,040,232

The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash Flows from Operating Activities
Net income	$47,060	$31,993
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discount and net origination fees on purchased and originated loans	(2,296)	(1,244)
Paid-in-kind interest added to loan principal	(631)	(403)
Amortization of deferred financing costs	1,430	716
Equity in income of unconsolidated joint ventures	(47,273)	(33,868)
Distributions of income from unconsolidated joint ventures	43,901	17,493
Share-based payments	4,461	97
Changes in operating assets and liabilities:
Increase in other assets	(3,130)	(1,662)
Increase in accrued and other liabilities	1,352	479
Increase in due to affiliates	142	1,282
Other adjustments, net	1,180	305

Net cash provided by operating activities	46,196	15,188

Cash Flows from Investing Activities
Contributions to unconsolidated joint ventures	(329,168)	(159,768)
Distributions from unconsolidated joint ventures	80,092	7,968
Investments in purchased loans receivable, net of seller financing	(56,427)	(51,685)
Repayments of principal on loans receivable	8,348	—
Net disbursements on originated loans	—	(105,804)
Proceeds from sales of loans receivable	30,159	—
Acquisition of beneficial interests in debt securities	—	(28,000)
Investment deposits	(150)	(15,000)
Return of investment deposit	—	15,000
Other investing activities, net	(29)	(190)

Net cash used in investing activities	(267,175)	(337,479)

Cash Flows from Financing Activities
Proceeds from issuance of preferred stock, net	246,559	—
Proceeds from issuance of common stock	149,166	272,261
Dividends paid to stockholders	(37,911)	(22,178)
Common stock repurchases	—	(6,725)
Line of credit borrowings	133,500	32,000
Line of credit repayments	(202,500)	(20,000)
Secured financing repayments	(6,989)	(111)
Payment of deferred financing costs	(1,758)	(2,157)
Payment of offering costs	(435)	(554)
Contributions from noncontrolling interests	36,394	10,140
Distributions to noncontrolling interests	(9,844)	(630)
Other financing activities, net	(157)	(272)

Net cash provided by financing activities	306,025	261,774

Net increase in cash	85,046	(60,517)
Cash, beginning of period	3,872	66,245

Cash, end of period	$88,918	$5,728

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$4,022	$827

Cash paid for income taxes	$4,192	$310

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends payable	$19,782	$10,716

Derivative liability assumed for beneficial interests in securities	$—	$4,122

Seller-provided secured financing on purchased loan	$103,524	$—

Interest reserve for seller financing funded by borrower of purchased loan (Note 7)	$9,984	$—

Assignment of loans receivable and related liabilities to investment in unconsolidated joint ventures	$29,427	$—

Offering costs included in accrued and other liabilities	$450	$—

Deferred payment on investment in unconsolidated joint venture	$—	$150

The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

Investment in Real Estate

Property is recorded at the purchase price, allocated among land, building, improvements, in-place lease values, and equipment based upon their fair values at the date of acquisition. The Company evaluates each purchase transaction to determine whether the acquired assets meet the definition of a business. Transaction costs related to acquisitions of single-family homes that are not deemed to be businesses are included in the cost basis of the acquired assets, while other transaction costs are expensed as incurred.

Depreciation on building and improvements is computed on the straight-line basis over the estimated useful lives of the assets, which is generally 20 to 40 years. Equipment is depreciated over the estimated useful lives of between 5 and 10 years.

Expenditures for ordinary repairs and maintenance are expensed as incurred, while expenditures for significant renovations that improve or extend the useful life of the asset are capitalized and depreciated over their estimated useful lives.

Rental Income

Residential leases generally have one-year terms. Rental income from residential leases is recognized monthly when due from tenants, which is not materially different from the straight-line method. Certain costs incurred to lease vacant homes, including leasing commissions and other fees, are capitalized and amortized over the term of the lease. Rents received in advance are deferred.

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

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of September 30, 2012 and December 31, 2011, the Company has not established a liability for uncertain tax positions.

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

The Company’s investments in unconsolidated joint ventures are summarized below:

(Amounts in thousands)				Carrying Value
Joint Ventures	Investment Description	Ownership Percentage		September 30, 2012	December 31, 2011
CSFR Operating Partnership, L.P. and ColFin American Investors, LLC	Acquisition and rental of single family homes	37.4	%(1)	$147,468	$—
ColFin Court Square Funding, LLC	Preferred equity investment in the acquisition entity that acquired a Class A office tower located in Long Island City, New York	50.0%		45,478	—
ColFin WLH Funding, LLC	Origination of senior secured term loan secured by first mortgages on residential land and security interests in cash and other assets	24.0%		45,173	52,416
ColFin Bulls Funding A, LLC, ColFin Bulls Funding B, LLC and Colony AMC Bulls, LLC	Acquisition of approximately 650 credit-distressed loans consisting of substantially all first mortgage recourse commercial real estate loans	32.5%		41,276	63,699
ColFin DB Guarantor, LLC and Colony AMC DB, LLC	Structured acquisition in a joint venture with the Federal Deposit Insurance Corporation (the “FDIC”) of approximately 1,200 credit-distressed loans secured mostly by commercial real estate	33.3%		38,842	37,710
ColFin 2011 CRE Holdco, LLC and Colony AMC 2011 CRE, LLC	Structured acquisition in a joint venture with the FDIC of approximately 760 credit-distressed loans secured mostly by commercial real estate	44.4%		37,076	34,728
ColFin London Funding, LLC	Acquisition of 7 performing and non-performing loans secured by commercial real estate	50.0%		36,495	—
ColFin NW Funding, LLC	Acquisition of 25 credit-distressed first mortgage loans secured by commercial real estate	37.9%		35,881	51,396
ColFin JIH Holdco, LLC and ColFin JIH Mezzco A, LLC	Equity interests in and senior mezzanine loan receivable from entities owning a portfolio of 103 limited service hotels	33.3%		30,793	—
ColFin Hunt Holdco A, LLC and ColFin Hunt Holdco B, LLC	Acquisition of 5 non-performing first mortgage loans secured by commercial real estate located in Germany	37.9%		28,494	27,714
ColFin Ash Funding, LLC	Acquisition of the two most junior mortgage participation interests in a newly restructured first mortgage secured by five full-service hotels	50.0%		24,452	—
ColFin MF5 Funding, LLC	Acquisition of most senior bond and interest-only certificate in a CMBS trust that owns approximately 270 first mortgage loans	11.0%		22,405	—
ColFin 666 Funding, LLC	Acquisition of a first mortgage pari-passu participation interest secured by Class A midtown Manhattan office building	33.3%		17,144	16,578

(Amounts in thousands)				Carrying Value
Joint Ventures	Investment Description	Ownership Percentage		September 30, 2012	December 31, 2011
ColFin FCDC Funding, LLC	Equity interests in two partially developed master planned communities located in California	50.0%		15,604	—
ColFin Inland Funding, LLC and ColFin Inland Investor, LLC	Origination of first mortgage loan secured by a Southern California master planned development and equity participation rights	50.0%		14,850	14,176
ColFin Bow Funding A, LLC, ColFin Bow Funding B, LLC and Colony AMC Bow, LLC	Acquisition of 63 credit-distressed loans consisting of substantially all first mortgage recourse commercial real estate loans	50.0%		13,180	14,469
ColFin FRB Investor, LLC	Equity ownership in financial institution with approximately $32 billion of assets	5.9%		12,701	21,848
ColFin Axle Funding, LLC	Structured acquisition in a joint venture with the FDIC of approximately 1,660 credit-distressed loans consisting of substantially all first mortgage recourse commercial real estate loans	4.5%		12,488	11,822
ColFin ALS Funding, LLC	Origination of recourse loan secured by first liens on two West Village Manhattan townhomes and a photography catalogue	33.3%		12,376	11,093
Colony Funds Sants S.à r.l.	Syndicated senior secured loan to a Spanish commercial real estate company	5.1%		11,553	11,611
ColFin SXC Funding, LLC	Origination of mezzanine loan cross-collateralized by a portfolio of limited-service hotels	50.0%		10,903	—
ColFin 2011 ADC Funding, LLC and Colony AMC 2011 ADC, LLC	Structured acquisition in a joint venture with the FDIC of approximately 1,500 credit-distressed loans secured mostly by commercial real estate	15.2%		9,652	10,159
ColFin BAMO II Funding A, LLC, ColFin BAMO II Funding B, LLC and Colony AMC BMO II, LLC	Acquisition of 26 credit-distressed loans consisting of substantially all first mortgage recourse commercial real estate loans	50.0%		9,541	—
ColFin Palm Funding, LLC	Acquisition of a performing senior mortgage secured by a multifamily complex in Florida	50.0%		8,564	—
ColFin 2011-2 CRE Holdco, LLC and Colony AMC 2011-2 CRE, LLC	Structured acquisition in a joint venture with the FDIC of approximately 310 credit-distressed loans consisting of substantially all first mortgage recourse commercial real estate loans	24.7%		8,381	7,753
ColFin Mira Mezz Funding, LLC	Origination of senior first mortgage and mezzanine loans secured by all assets of a destination spa resort located in Arizona	50.0%		7,652	17,484
C-VIII CDCF CFI MBS Investor, LLC	Senior bond secured by seasoned CMBS bonds, U.S. Treasuries and a B-note	33.3%		6,084	5,036
Other unconsolidated joint ventures (investments less than $5 million carrying value at September 30, 2012)		10.6% t 50.0	o %	20,901	33,808

				$725,407	$443,500

(1)	This percentage represents the Company’s blended equity ownership interest in the two named entities, CSFR Operating Partnership, L.P. (“CSFR”) and ColFin American Investors, LLC (“CAI”), as of September 30, 2012. In October 2012, additional contributions by the partners in CSFR resulted in the dilution of the Company’s ownership in the single family home rental platform to 29.3%, entirely through CSFR.

On July 31, 2012, the Company entered into a subscription agreement for an associate general partnership interest in CSFR and committed to invest $150 million. CSFR is a newly formed investment vehicle created for the purpose of investing in single-family rental homes and is managed by Colony American Homes, LLC (“CAH”), an affiliate of the Manager. Such investment was completed through transfers of the Company’s interest in CAI. According to the terms of the subscription agreement, no management fees will be paid to CAH in respect of the Company’s investment in CSFR. As a participant in the initial capital raise (“Founders’ Round”), the Company is entitled to (a) its pro rata share of 25% of the carried interest paid by partners who invest in CSFR subsequent to the Founders’ Round, and (b) its pro rata share of warrants with a $0.01 strike price (i) to participate in any distributions made by CAH and (ii) to acquire 25% to 33 1/3% of Class D Units of CAH in the event of a realization transaction, as defined in the warrant agreement. The fair value of such warrants was immaterial at September 30, 2012.

Activity in the Company’s investments in unconsolidated joint ventures is summarized below:

(In thousands)
Balance at December 31, 2011	$443,500
Contributions	329,168
Assignment of loans receivable and related liabilities	29,427
Distributions	(123,993)
Equity in net income	47,273
Equity in other comprehensive income	164
Foreign currency translation loss	(132)

Balance at September 30, 2012	$725,407

Combined condensed balance sheets and statements of operations for all unconsolidated joint ventures are presented below:

Combined Condensed Balance Sheets of Unconsolidated Joint Ventures

(In thousands)	September 30, 2012	December 31, 2011
Assets:
Cash and cash equivalents	$126,706	$97,157
Loans receivable, net	2,476,453	2,713,380
Available-for-sale investment securities	17,940	14,820
Investments in unconsolidated joint ventures	590,998	589,246
Investments in real estate	749,919	143,267
Other assets	723,565	555,415

Total assets	$4,685,581	$4,113,285

Liabilities:
Debt	$980,954	$1,151,237
Other liabilities	47,055	28,031

Total liabilities	1,028,009	1,179,268

Owners’ equity	2,758,141	2,096,352
Noncontrolling interest	899,431	837,665

Total liabilities and equity	$4,685,581	$4,113,285

Company’s share of equity	$725,407	$443,500

Combined Condensed Statements of Operations of Unconsolidated Joint Ventures

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Income:
Interest income	$92,689	$80,485	$277,072	$224,125
Equity in income of unconsolidated joint ventures	12,083	16,146	38,086	58,850
Property operating	26,214	3,043	70,039	4,858
Other	5,027	6,091	15,264	13,945

Total income	136,013	105,765	400,461	301,778

Expenses:
Interest expense	9,003	7,030	29,763	19,221
Property operating	21,105	2,893	50,784	7,692
Other	24,631	18,215	69,923	41,485

Total expenses	54,739	28,138	150,470	68,398

Other income:
Realized and unrealized gain on investments, net	33,866	69,076	89,819	72,943

Net income	115,140	146,703	339,810	306,323
Net income attributable to noncontrolling interest	22,340	21,150	58,274	64,966

Net income attributable to members	$92,800	$125,553	$281,536	$241,357

Company’s equity in net income	$15,838	$15,968	$47,273	$33,868

As of September 30, 2012, the Company’s combined investments in CSFR Operating Partnership, L.P. and ColFin American Investors, LLC represented 12% of total assets. No single investment represented greater than 10% of total assets at December 31, 2011.

For the three months ended September 30, 2011, ColFin FRB Investor, LLC generated greater than 10% of total income. For the nine months ended September 30, 2011, ColFin FRB Investor, LLC, ColFin WLH Funding, LLC and ColFin NW Funding, LLC individually generated greater than 10% of total income. On a combined basis, these investments generated 21% and 38% of total income for the three and nine months ended September 30, 2011, respectively. No single unconsolidated joint venture investment generated greater than 10% of total income for the three and nine months ended September 30, 2012.

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

Certain unconsolidated joint ventures reimburse Colony Capital and its affiliates for costs incurred on their behalf, including costs of property management personnel. The joint ventures, including AMCs, were allocated approximately $3.1 million and $1.7 million in costs from such affiliates of the Manager for the three months ended September 30, 2012 and 2011, respectively, and $7.9 million and $5.1 million for the nine months ended September 30, 2012 and 2011, respectively. The Company’s proportionate share, based upon its percentage interests in the joint ventures, was $1.0 million and $0.4 million for the three months ended September 30, 2012 and 2011, respectively, and $2.2 million and $1.0 million for the nine months ended September 30, 2012 and 2011, respectively.

An affiliate of CAH provides construction and rehabilitation services on the single-family rental homes held through CSFR and CAI. For the nine months ended September 30, 2012, CSFR and CAI were billed approximately $2.6 million by the affiliate in labor and material costs, which have been capitalized as investments in real estate.

4. Loans Receivable

The following table summarizes the Company’s loans held for investment:

	September 30, 2012				December 31, 2011
(In thousands)	Principal	Carrying Amount	Weighted Average Coupon	Weighted Average Maturity in Years	Principal	Carrying Amount	Weighted Average Coupon	Weighted Average Maturity in Years
Performing loans
Mortgage loans	$235,240	$204,049	8.9%	2.3	$106,728	$105,580	10.3%	4.4
B-note	14,338	14,237	20.9%	3.5	—	—	—	—
Mezzanine loans	97,500	97,439	10.6%	3.5	97,500	97,427	10.6%	4.3

	347,078	315,725			204,228	203,007
Nonperforming loans
Mezzanine loans	—	—			25,989	29,612

	$347,078	$315,725			$230,217	$232,619

As of September 30, 2012, all loans were paying in accordance with their terms. There were no TDRs during the nine months ended September 30, 2012.

At December 31, 2011, the Company owned one-third interests in nonperforming, delinquent mezzanine loans with an aggregate principal amount of $78 million, of which the Company’s share was $26 million. The remaining two-thirds interests in the mezzanine loans were owned by an investment fund managed by an affiliate of the Manager. On January 9, 2012, the Company and the co-investment fund (collectively, the “JIH Lenders”) completed the foreclosure on the collateral and assigned their rights as winning bidder to ColFin JIH Propco, LLC (“JIH Propco”), an unconsolidated joint venture in which the Company owns a one-third interest (Note 3). As a result, JIH Propco now owns 100% of the indirect equity interests in the entities that own a portfolio of limited service hotels.

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

In May 2012, the Company, in a joint venture with two unaffiliated investors owning an aggregate 40% noncontrolling interest, acquired a $181 million participation interest in an approximate $250 million recourse first mortgage loan. The loan shares the same corporate guarantor as a first mortgage loan that the Company originated in September 2011. At acquisition, the newly acquired loan was collateralized by 269 residential properties located at 26 resorts in the US and various international destinations. The properties comprise the majority of the assets belonging to and operated by a leading destination club operator. This senior mortgage bears interest at the 1-month London Interbank Offered Rate (“LIBOR”), with a 4.57% floor, plus 4% (8.57% at September 30, 2012) plus a 0.5% collateral management fee. The $181 million participation interest was acquired for approximately $159 million, or 88% of par. At acquisition, the borrower contributed $11.5 million, of which $10.0 million was funded into an interest reserve account to service the concurrent seller financing (Note 7). The borrower will receive credit in the amount of the cash contribution upon full payoff of the loan. The loan has an initial maturity of July 2014 and can be extended to January 2017, subject to an extension fee and an additional cash deposit from the borrower and requires minimum quarterly payments.

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

These two loans, which share the same corporate guarantor, generated 24% and 17% of total income for the three and nine months ended September 30, 2012, respectively.

Activity in loans held for investment is summarized below:

(In thousands)
Balance at December 31, 2011	$232,619
Loan acquisitions	148,298
Paid-in-kind interest added to loan principal	631
Discount and net loan fee amortization	2,296
Basis of loans sold	(30,159)
Assignment of loans receivable to investment in unconsolidated joint ventures	(29,612)
Principal repayments	(8,348)

Balance at September 30, 2012	$315,725

Minimum scheduled principal payments required under the loan agreements for performing loans as of September 30, 2012, excluding credits available to borrowers upon full payoff, are as follows:

Year Ending December 31,	(In thousands)
Remaining 2012	$2,270
2013	15,160
2014	146,749
2015	38,343
2016	133,056

Total	$335,578

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

(In thousands)	September 30, 2012	December 31, 2011
Principal	$28,000	$28,000
Unamortized premium	3,336	3,813

Amortized cost	31,336	31,813
Unrealized gain included in accumulated other comprehensive income	982	614

Fair value	$32,318	$32,427

Concurrently with the acquisition of beneficial interests in debt securities, the Company’s strategic partner entered into a separate interest rate swap agreement with the borrower which, in conjunction with a special contribution/distribution arrangement with the joint venture, will result in a net current yield to the joint venture of the Securities Industry and Financial Markets Association (“SIFMA”) Municipal Swap Index plus 3.25% per annum (3.43% at September 30, 2012). The Company determined that the special contribution/distribution arrangement is an embedded derivative that meets the criteria for bifurcation and recorded a derivative liability. The bifurcated derivative does not qualify as a hedging instrument, so changes in the estimated fair value of the derivative are recognized in income. The Company recognized an unrealized loss of $334,000 and an unrealized gain of $91,000 for the three months ended September 30, 2012 and 2011, respectively, and an unrealized loss of $674,000 and an unrealized gain of $91,000 for the nine months ended September 30, 2012 and 2011, respectively. These amounts are included in other gain (loss) in the accompanying statements of operations.

6. Credit Agreement

On September 17, 2012, the Company amended its existing credit agreement (the “Existing Credit Agreement” and, as amended, “Credit Agreement”) with Bank of America, N.A., as administrative agent, and certain lenders. The Credit Agreement continues to provide a credit facility in the maximum principal amount of $175 million, with an option to increase the maximum available principal amount to $250 million subject to certain conditions set forth in the Credit Agreement, including each lender or substitute lenders agreeing to provide commitments for such increased amount. Borrowings under the Credit Agreement will be used to finance investments in the Company’s target assets, as well as for general corporate purposes.

The maximum amount available to borrow under the Credit Agreement is increased to the lesser of (a) 3.5 times the Company’s annualized consolidated cash income (as defined in the Credit Agreement) and (b) 40% of the aggregate book value of all investment assets that at such time contribute positive cash income to the calculation of annualized consolidated cash income (“contributing investment assets”). As of September 30, 2012, the maximum amount available for borrowing was $161.5 million.

Advances under the Credit Agreement will continue to accrue interest as set forth in the Existing Credit Agreement at a per annum rate equal to the sum of, at the Company’s election, the one, two, three, or six month LIBOR plus 3.50% or 3.75%, depending upon the leverage ratio as defined in the Existing Credit Agreement. At September 30, 2012, the applicable spread was 3.50% and the Company had no outstanding borrowings. The Company also pays a commitment fee of 0.5% or 0.4% of the unused amount (0.5% at September 30, 2012), depending upon usage.

The initial maturity date of the Credit Agreement remains August 30, 2013, and any amounts outstanding upon maturity will convert automatically to a fully amortizing one-year term loan payable in quarterly installments. In the event of such conversions, the term loan will continue to bear interest at the same rate as the revolving loans from which they were converted.

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

The Credit Agreement and the Guaranty contain various affirmative and negative covenants, including financial covenants that require the Company to maintain minimum tangible net worth and liquidity levels and financial ratios, as defined in the Credit Agreement. The Credit Agreement also modifies certain financial covenants including the removal of any weighted average time to maturity requirement of contributing investment assets previously set forth in the Existing Credit Agreement. At September 30, 2012, the Company was in compliance with all of these financial covenants.

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

7. Secured Financing

In connection with the acquisition of a $181 million participation interest in a first mortgage loan (Note 4), the seller provided concurrent financing for $103.5 million, or 65%, of the purchase price. The non-recourse, co-terminus financing bears interest at a fixed rate of 5.0%. Concurrently with the loan acquisition, the borrower funded, on behalf of the Company, an interest reserve account in an amount sufficient to service the interest for the term of the secured financing. The interest reserve account is controlled by the secured financing lender and is included in other assets in the accompanying balance sheet. The financing has an initial maturity of July 2014 and can be extended to January 2017, subject to an extension fee. Upon exercise of the extension option, the borrower of the first mortgage loan will again be required to fund the interest reserve account on behalf of the Company to service the interest for the extended term of the secured financing. At September 30, 2012, the outstanding balance on the secured financing was $96.7 million.

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

Minimum scheduled principal payments due under the secured financing arrangements as of September 30, 2012 are as follows:

Year Ending December 31,	(In thousands)
Remaining 2012	$2,047
2013	8,195
2014	86,877
2015	229
2016	13,032

Total	$110,380

8. Derivative Instruments

The Company has investments in five unconsolidated joint ventures denominated in Euro that expose the Company to foreign currency risk. At September 30, 2012, the Company’s net investments in such joint ventures totaled approximately € 34.5 million, or $44.4 million. The Company generally uses collars (consisting of caps and floors) without upfront premium costs to hedge the foreign currency exposure of its net investments and does not anticipate entering into derivative transactions for speculative or trading purposes. At September 30, 2012, the total notional amount of the collars was approximately € 27.3 million with termination dates ranging from December 2012 to July 2015.

The fair values of derivative instruments included in the Company’s consolidated balance sheets are as follows:

(In thousands)	September 30, 2012	December 31, 2011
Assets
Foreign exchange contracts designated as hedging instruments included in other assets	$1,745	$2,887

Liabilities
Foreign exchange contracts designated as hedging instruments included in accrued and other liabilities	$303	$1,116
Embedded derivative liability (Note 5) included in accrued and other liabilities	4,357	4,204

	$4,660	$5,320

A net settlement loss on foreign currency collars of $28,000 for the three months ended September 30, 2011 and $29,000 and $201,000 for the nine months ended September 30, 2012 and 2011, respectively, was reclassified from accumulated other comprehensive loss and is offset against other net gain (loss) in the consolidated statements of operations.

Certain counterparties to the derivative instruments require the Company to deposit cash or other eligible collateral for derivative financial liabilities exceeding $100,000. As of September 30, 2012, the Company had no amounts on deposit related to these agreements.

9. Fair Value Measurements

Financial Instruments Reported at Fair Value

The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis. The following table summarizes the fair values of those assets and liabilities, aggregated by the level in the fair value hierarchy:

	September 30, 2012				December 31, 2011
	Fair Value Measurements Using				Fair Value Measurements Using
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Beneficial interests in debt securities	$—	$32,318	$—	$32,318	$—	$32,427	$—	$32,427
Foreign exchange contracts	—	1,745	—	1,745	—	2,887	—	2,887

	$—	$34,063	$—	$34,063	$—	$35,314	$—	$35,314

	September 30, 2012				December 31, 2011
	Fair Value Measurements Using				Fair Value Measurements Using
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities
Foreign exchange contracts	$—	$303	$—	$303	$—	$1,116	$—	$1,116
Embedded derivative liability associated with beneficial interests in debt securities	—	4,357	—	4,357	—	4,204	—	4,204

	$—	$4,660	$—	$4,660	$—	$5,320	$—	$5,320

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

Fair Value Disclosure of Financial Instruments Reported at Cost

The Company and its unconsolidated joint ventures estimate the fair value of financial instruments carried at historical cost on a quarterly basis. These instruments are recorded at fair value only if they are impaired. No impairment charges were recognized by the Company during the nine months ended September 30, 2012 and 2011. In cases where quoted market prices are not available, fair values are estimated using inputs such as discounted cash flow projections, market comparables, dealer quotes and other quantitative and qualitative factors. Fair values of investments in unconsolidated joint ventures are primarily derived by applying the Company’s ownership interest to the fair value of the underlying assets and liabilities of each joint venture. The Company’s proportionate share of each joint venture’s fair value approximates the Company’s fair value of the investment as the timing of cash flows of the joint venture does not deviate materially from the timing of cash flows the Company receives from the joint venture. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different assumptions or methodologies could have a material effect on the estimated fair value amounts.

The carrying values of interest receivable and accrued and other liabilities approximate their fair values due to their short term nature. At September 30, 2012 and December 31, 2011, the carrying value of the line of credit approximates its fair value as its contractual rate approximates the market rate of interest for similar instruments that would be available to the Company. The fair value of secured debt at September 30, 2012 and December 31, 2011 was estimated by discounting expected future cash outlays at current interest rates available for similar instruments.

The following tables present the estimated fair values and carrying values of the Company’s financial instruments carried at cost, aggregated by the level in the fair value hierarchy:

	September 30, 2012
	Fair Value Measurements Using
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Carrying Value
Assets
Investments in unconsolidated joint ventures	$—	$20,917	$752,011	$772,928	$725,407
Loans held for investment	—	—	318,373	318,373	315,725
Liabilities
Line of credit	$—	$—	$—	$—	$—
Secured financing	—	—	110,330	110,330	110,380

	December 31, 2011
	Fair Value Measurements Using
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Carrying Value
Assets
Investments in unconsolidated joint ventures	$—	$34,017	$448,822	$482,839	$443,500
Loans held for investment	—	—	235,050	235,050	232,619
Liabilities
Line of credit	$—	$69,000	$—	$69,000	$69,000
Secured financing	—	—	13,900	13,900	13,845

10. Stockholders’ Equity

The Company’s authorized capital stock consists of 50,000,000 shares of preferred stock, $0.01 par value per share, and 450,000,000 shares of common stock, $0.01 par value per share.

Preferred Stock

In March 2012, the Company completed an underwritten public offering of 5,800,000 shares of its 8.5% Series A Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share (“Series A Preferred Stock”). The net offering proceeds, after deducting underwriting discounts and commissions and offering costs payable by the Company, were approximately $140 million.

In July 2012, the Company completed an underwritten public offering of 4,280,000 shares of Series A Preferred Stock at a premium to par that translated to a strip yield of 8.3%. The net offering proceeds, after deducting underwriting discounts and commissions and offering costs payable by the Company, were approximately $106 million.

The Company used a portion of the net proceeds from both offerings to repay amounts outstanding under the Credit Agreement at the time of each offering and the remaining proceeds to fund acquisitions of target assets.

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

Common Stock Offering

In September 2012, the Company completed a sale of 8,050,000 shares of its common stock to an underwriter at a price of $18.53 per share. The net offering proceeds, after deducting underwriting discounts and commissions and offering costs payable by the Company, were approximately $149 million. The Company used a portion of the net proceeds to repay amounts outstanding under the Credit Agreement and the remaining proceeds to fund acquisitions of target assets and for working capital and general corporate purposes.

Dividend Reinvestment and Direct Stock Purchase Plan

The Company’s Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”) provides existing common stockholders and other investors the opportunity to purchase shares (or additional shares, as applicable) of the Company’s common stock by reinvesting some or all of the cash dividends received on their shares of the Company’s common stock or making optional cash purchases within specified parameters. The DRIP Plan acquires shares either in the open market, directly from the Company as newly issued common stock, or in privately negotiated transactions with third parties. As of September 30, 2012, no shares had been acquired under the DRIP Plan from the Company in the form of new issuances.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income (loss) attributable to the stockholders are as follows:

(In thousands)	September 30, 2012	December 31, 2011
Equity in accumulated other comprehensive loss of unconsolidated joint ventures	$(249)	$(406)
Unrealized gain on beneficial interests in debt securities	977	611
Unrealized gain on fair value of derivative instruments designated as hedges, net of tax effect	1,444	1,793
Unrealized loss on foreign currency translation, net of tax effect	(4,433)	(4,328)

	$(2,261)	$(2,330)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2012	2011	2012	2011
Numerator:
Net income	$17,728	$16,279	$47,060	$31,993
Net income attributable to noncontrolling interest	(2,170)	(485)	(3,933)	(799)

Net income attributable to Colony Financial, Inc.	15,558	15,794	43,127	31,194
Preferred dividends	(5,102)	—	(8,560)	—

Net income attributable to common stockholders	10,456	15,794	34,567	31,194
Net income allocated to participating securities (nonvested shares)	(126)	(3)	(380)	(7)

Numerator for basic and diluted net income allocated to common stockholders	$10,330	$15,791	$34,187	$31,187

Denominator:
Basic weighted average number of common shares outstanding	34,358,500	32,743,000	33,254,300	27,400,400
Weighted average effect of dilutive shares (1)	—	291,100	23,400	349,600

Diluted weighted average number of common shares outstanding	34,358,500	33,034,100	33,277,700	27,750,000

Earnings per share:
Net income attributable to common stockholders per share–basic	$0.30	$0.48	$1.03	$1.14

Net income attributable to common stockholders per share–diluted	$0.30	$0.48	$1.03	$1.12

(1)	For all periods with dilutive shares presented, weighted average dilutive shares include the effect of shares of common stock issuable to the Manager for incentive fees due for the period (Note 12). For the three and nine months ended September 30, 2011, weighted average dilutive shares also include the effect of shares of common stock issuable for reimbursement of the Manager’s partial payment of underwriting discounts and commissions incurred in connection with the Company’s initial public offering (“IPO”).

12. Related Party Transactions

Management Agreement

The Manager provides the day-to-day management of the Company’s operations pursuant to a management agreement. The Manager is responsible for (1) selecting, purchasing and selling the Company’s portfolio investments, (2) the Company’s financing activities and (3) providing investment advisory services. The management agreement requires the Manager to manage the Company’s business affairs in conformity with the Company’s investment guidelines and other policies that are approved and monitored by the Company’s board of directors. The Manager’s role is under the supervision and direction of the Company’s board of directors. The initial term of the management agreement expired on September 29, 2012 (the third anniversary of the completion of the IPO) and was automatically renewed for a one-year term. The management agreement may be terminated upon at least 180 days’ prior written notice to the Manager.

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

The incentive fee is payable to the Manager quarterly in arrears in shares of the Company’s common stock, subject to certain ownership and New York Stock Exchange (“NYSE”) limitations. The number of shares to be issued to the Manager is equal to the dollar amount of the portion of the quarterly installment of the incentive fee payable in shares divided by the average of the closing prices of the Company’s common stock on the NYSE for the five trading days prior to the date on which such quarterly installment is settled. The Company issued 65,703 shares of its common stock during the nine months ended September 30, 2012 to settle previously accrued incentive fees.

Reimbursement of Expenditures—Pursuant to the management agreement, the Company is required to reimburse the Manager for expenditures incurred by the Manager on behalf of the Company, including legal, accounting, financial, due diligence and other services, in amounts which are no greater than those which would be payable to third parties negotiated on an arm’s length basis. In addition, pursuant to a secondment agreement between the Company and Colony Capital, the Company is responsible for Colony Capital’s expenses incurred in employing the Company’s chief financial officer/chief operating officer. The Company also reimburses Colony Capital for its pro rata portion of overhead expenses incurred by Colony Capital and its affiliates, including the Manager, based upon the ratio of the Company’s assets to all Colony Capital-managed assets.

Cost Reimbursement for Asset Management Services

Colony AMC Milestone West, LLC (“AMC Milestone West”) and Colony AMC Milestone North, LLC (“AMC Milestone North”), each a wholly-owned subsidiary of the Company, provide asset management services to two joint ventures with the FDIC (“FDIC Ventures”) for which certain of our unconsolidated joint ventures are managing members. The FDIC Ventures pay an annual 50-basis point asset management fee calculated on the aggregate UPB of each respective loan portfolio. In addition, one of the unconsolidated joint ventures reimburses AMC Milestone North for any expenses not covered by the 50-basis point fee. Asset management fees and expense reimbursements were $0.4 million and $0.6 million for the three months ended September 30, 2012 and

2011, respectively, and $1.5 million and $1.5 million for the nine months ended September 30, 2012 and 2011, respectively. Effective January 1, 2011, through AMC Milestone West and AMC Milestone North, the Company began reimbursing an affiliate of the Manager for compensation, overhead and direct costs incurred by the affiliate pursuant to a cost allocation arrangement. The Company was allocated costs under this arrangement of $0.2 million and $0.5 million for the three months ended September 30, 2012 and 2011, respectively, and $0.8 million and $1.0 million for the nine months ended September 30, 2012 and 2011, respectively.

The following table summarizes the amounts incurred by the Company and payable to the Manager or its affiliates for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Base management fees	$3,234	$2,317	$8,398	$5,841
Incentive fees	—	88	936	88
Compensation pursuant to secondment agreement	299	349	897	1,053
Allocated and direct investment-related expenses	257	589	1,171	1,239
Allocated and direct administrative expenses	273	98	849	268

	$4,063	$3,441	$12,251	$8,489

The following table summarizes the amounts due to the Manager or its affiliates as of each balance sheet date:

(In thousands)	September 30, 2012	December 31, 2011
Base management fees	$3,234	$2,288
Incentive fee	—	261
Secondment reimbursement	633	880
Reimbursement of direct and allocated administrative and investment costs	63	359

	$3,930	$3,788

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

In January 2012, the Company awarded an aggregate 475,000 restricted shares of its common stock to the Company’s executive officers and certain employees of the Manager and its affiliates under the Equity Incentive Plan. The awards vest over a three-year period as follows: 25% in March 2012 and 25% on each of the first three anniversaries of the grant date.

A summary of the Company’s nonvested shares under the Director Stock Plan and Equity Incentive Plan for the nine months ended September 30, 2012 is presented below:

	Restricted Stock Grants to Non-Executive Directors	Restricted Stock Grants to Employee	Restricted Stock Grants to Employees of Manager	Total
Nonvested shares at December 31, 2011	3,000	—	—	3,000
Granted	8,274	34,344	440,656	483,274
Vested	(3,000)	(8,586)	(110,164)	(121,750)
Forfeited	—	—	(3,112)	(3,112)

Nonvested shares at September 30, 2012	8,274	25,758	327,380	361,412

Weighted average grant date fair value per share for shares granted during the period	$16.32	$16.16	$16.16	$16.16

The following table summarizes the components of share-based compensation included in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Share-based compensation included in management fees	$578	$—	$2,942	$—
Share-based compensation included in administrative expenses	76	38	322	97

The total fair value of shares vested, based on the quoted closing share price of the Company’s common stock on the NYSE on the day of vesting, was $55,800 and $39,000 for the three months ended September 30, 2012 and 2011, respectively, and $2.0 million and $39,000 for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, aggregate unrecognized compensation cost related to restricted stock granted under the Director Stock Plan and Equity Incentive Plan was approximately $5.6 million. That cost is expected to be fully recognized over a weighted-average period of 27 months.

14. Income Taxes

The Company’s TRSs are subject to corporate level federal, state, foreign and local income taxes. The following is a summary of the Company’s income tax provision:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Current
Federal	$711	$(144)	$1,840	$354
State	152	15	577	55

Total current tax provision (benefit)	863	(129)	2,417	409

Deferred
Federal	(265)	384	(928)	(156)
State	(2)	—	(88)	—

Total deferred tax provision (benefit)	(267)	384	(1,016)	(156)

Total income tax provision	$596	$255	$1,401	$253

Deferred tax assets of $1.6 million and $0.6 million are included in other assets as of September 30, 2012 and December 31, 2011, respectively, and deferred tax liabilities of $130,000 and $69,000 are included in accrued and other liabilities as of September 30, 2012 and December 31, 2011, respectively. Deferred tax assets and liabilities arise from temporary differences in income recognition for GAAP and tax purposes and the tax effect of net foreign currency translation gains and losses on certain investments in unconsolidated joint ventures held in TRSs.

15. Commitments and Contingencies

Pursuant to the operating agreements of certain unconsolidated joint ventures, the joint venture partners may be required to fund additional amounts for ordinary operating costs, guaranties or commitments of the joint ventures. At September 30, 2012, the Company’s share of those commitments was $5.4 million.

On May 7, 2012, two of the Company’s unconsolidated joint ventures, ColFin Bulls Funding A, LLC and ColFin Bulls Funding B, LLC, entered into loan agreements with a financial institution to finance certain commercial real estate loans for an aggregate amount of $35.0 million. The Company provided customary non-recourse carve-out guaranties associated with the loans, which mature in May 2015 or earlier, upon full resolution of the underlying collateral loans. The aggregate balance of the debt at September 30, 2012 was $21.3 million, or approximately 15% of the carrying amount of the collateral loans in the portfolio. The Company believes that the likelihood of making any payments under the guarantee is remote, and has not accrued for a guarantee liability as of September 30, 2012.

In the ordinary course of business, the Company may be involved in litigation which may result in legal costs and liability that could have a material effect on the Company’s financial position and results of operations.

16. Segment Information

The Company operates in two reportable segments: real estate debt investments and single-family residential (“SFR”) rentals. The real estate debt investments segment includes the Company’s investments in originated and acquired commercial real estate debt, real estate acquired in settlement of loans, mortgage-backed securities, and other debt-related investments. The SFR rental segment represents the Company’s investment in a newly formed investment platform created for the purpose of acquiring and renting single-family homes. Prior to 2012, the Company’s operating activities were exclusively within the real estate debt investments segment.

The Company’s chief financial officer reviews various key financial measures to assess the performance and financial condition of each segment. Segment profit or loss is evaluated based upon income before income taxes, which includes equity in income of unconsolidated joint ventures, interest income and other income, less investment-specific expenses, including interest and asset management costs, as well as other gains or losses. Non-investment-specific income and expenses, such as interest income on cash and cash equivalents, management fees, interest expense on the line of credit and administrative expenses, are not allocated to specific segments. There is no intersegment activity. The Company’s segment disclosures present the measures used by the chief financial officer for purposes of assessing each segment’s performance.

The operating results for each of the reportable operating segments and reconciling items are summarized as follows:

(In thousands)	Real Estate Debt Investments	Single-Family Residential Rentals	Amounts Not Allocated to Segments	Total
Three Months Ended September 30, 2012
Income:
Equity in income (loss) of unconsolidated joint ventures	$16,873	$(1,035)	$—	$15,838
Interest income	10,790	—	26	10,816
Other income from affiliates	396	—	—	396

Total income	28,059	(1,035)	26	27,050

Expenses:
Management fees	—	—	3,812	3,812
Investment expenses	497	—	19	516
Interest expense	1,585	—	965	2,550
Administrative expenses	—	—	1,517	1,517

Total expenses	2,082	—	6,313	8,395

Other loss, net	(331)	—	—	(331)

Income (loss) before income taxes	25,646	(1,035)	(6,287)	18,324
Income tax provision	—	—	596	596

Net income (loss):	$25,646	$(1,035)	$(6,883)	$17,728

(In thousands)	Real Estate Debt Investments	Single-Family Residential Rentals	Amounts Not Allocated to Segments	Total
Nine Months Ended September 30, 2012
Income:
Equity in income (loss) of unconsolidated joint ventures	$48,432	$(1,159)	$—	$47,273
Interest income	25,662	—	31	25,693
Other income from affiliates	1,515	—	—	1,515

Total income	75,609	(1,159)	31	74,481

Expenses:
Management fees	—	—	12,276	12,276
Investment expenses	1,972	—	315	2,287
Interest expense	2,885	—	2,988	5,873
Administrative expenses	—	—	4,749	4,749

Total expenses	4,857	—	20,328	25,185

Other loss, net	(835)	—	—	(835)

Income (loss) before income taxes	69,917	(1,159)	(20,297)	48,461
Income tax provision	—	—	1,401	1,401

Net income (loss):	$69,917	$(1,159)	$(21,698)	$47,060

The net investments in each of the reportable operating segments are summarized as follows:

(In thousands)	September 30, 2012
Assets:
Real estate debt investments	$940,762
Single-family residential rentals	147,468
Other assets not allocated to segments	100,044

Total consolidated assets	$1,188,274

17. Subsequent Events

In November 2012, the Company committed to invest an additional $75 million in CSFR, bringing the Company’s aggregate investment total in CSFR to $225 million.

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

Recent Developments

Investment Activities

During the quarter ended September 30, 2012, we invested approximately $81 million in two new assets and increased our equity in the Colony Capital-sponsored single-family residential (“SFR”) rental platform by another $75 million. See “—Our Investments” for our recent investment activities and updates relating to our existing investments. Many of our investments have been structured as joint ventures with one or more of the private investment funds managed by Colony Capital or its affiliates (collectively, “Co-Investment Funds”). For more information about our investment allocation agreement and conflicts of interest that may arise in connection with these co-investments, see “Business—Co-Investment Funds” and “Risk Factors—Risks Related to Our Management and Our Relationship with Our Manager” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Common Stock Offering

In September 2012, we completed a sale (the “September 2012 Common Stock Offering”) of 8,050,000 shares of our common stock to an underwriter at a price of $18.53 per share. The net offering proceeds, after deducting underwriting discounts and commissions and offering costs payable by us, were approximately $149 million.

Preferred Stock Offering

In March 2012, we completed an underwritten public offering (the “March 2012 Preferred Stock Offering”) of 5,800,000 shares of our 8.50% Series A Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share (“Series A Preferred Stock”), including a partial exercise of the overallotment option by the underwriters. The net offering proceeds, after deducting underwriting discounts and commissions and offering costs payable by us, were approximately $140 million.

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

Our Investments

The following table is a summary of investments we owned as of September 30, 2012:

($ in millions) Our Investments	Date of Initial Investment	Original Invested and Committed Equity(1)	Current Equity Investment(2)	Company’s Proportionate Share of Current UPB(3)	Company’s Proportionate Share of Real Estate(3)	Description
Colony American Homes	Mar-12	$150.0	$147.5	NA	$120.2	Investment entity created for the purpose of acquiring and renting single family homes
Centro Mezzanine Loans	Jun-11	60.0	60.0	60.0	—	Participation in mezzanine loans secured by equity interests in 107 retail centers located in 27 states.
One Court Square Preferred Equity	Jul-12	44.6	45.5	NA	—	Preferred equity investment in the acquisition entity that acquired a Class A office tower located in Long Island City, New York
WLH Secured Loan	Oct-09	48.0	45.2	50.5	—	Senior secured term loan secured by first mortgages on residential land and security interests in cash and other assets
Bulls Loan Portfolio	Jun-11	65.1	41.3	88.0	0.8	494 performing and non-performing loans consisting of substantially all first mortgage recourse commercial real estate loans and 4 REO properties
DB FDIC Portfolio	Jan-10	34.7	38.8	70.3	10.3	667 performing and non-performing loans secured mostly by commercial real estate and 124 REO properties
Extended Stay Loan	Oct-10	37.4	37.4	37.5	—	Performing mezzanine loan to Extended Stay Hotels, which includes a 664 hotel portfolio
CRE FDIC Portfolio	Aug-11	33.4	37.1	79.7	2.5	588 performing and non-performing loans secured mostly by commercial real estate and 15 REO properties
Project London Loan Portfolio	Sep-12	36.6	36.5	49.7	—	Acquisition of 7 performing and non-performing loans secured by commercial real estate
U.S. Life Insurance Loan Portfolio	Dec-09	49.7	35.9	46.1	—	18 fixed-rate first mortgages secured by commercial real estate
Luxury Destination Club Recourse Loan II	May-12	34.3	34.9	104.7	—	First mortgage loan collateralized by 261 high-end units at 26 resorts in the US and various international destinations
Hotel Portfolio (4)	Apr-10	23.9	30.8	NA	78.0	Equity interests in and senior mezzanine loan receivable from entities owning a portfolio of 103 limited service hotels
Multifamily Tax-Exempt Bonds	Jun-11	27.9	28.5	27.9	—	Senior interest in tax-exempt bonds secured by a multifamily residential property located in Atlanta, GA
German Loan Portfolio IV	Jul-11	30.0	28.5	132.4	4.2	3 non-performing commercial real estate loans and 1 REO property
Luxury Destination Club Recourse Loan I	Sep-11	45.8	26.9	27.2	—	Performing first mortgage secured by 41 properties located primarily in Manhattan and Maui
Ashford	Feb-12	24.5	24.5	25.4	—	Two most junior mortgage participation interests in a newly restructured first mortgage secured by five full-service hotels
MF5 CMBS	Feb-12	25.0	22.4	29.1	0.3	Most senior bond and interest-only certificate in a CMBS trust that owns 233 performing and non-performing first mortgage loans and 4 REO properties

($ in millions) Our Investments	Date of Initial Investment	Original Invested and Committed Equity(1)	Current Equity Investment(2)	Company’s Proportionate Share of Current UPB(3)	Company’s Proportionate Share of Real Estate(3)	Description

Class A Manhattan Office Loan Participation	Mar-10	15.0	17.1	22.0	—	First mortgage pari-passu participation interest secured by Class A midtown Manhattan office building
California Master Planned Communities	May-12	15.9	15.6	NA	—	Equity interests acquired through deed-in-lieu in two partially developed master planned communities located in California
Southern California Land Loan	May-11	13.4	14.8	14.6	—	First mortgage loan secured by a Southern California master planned development and equity participation rights
BOW Loan Portfolio	Dec-11	14.5	13.2	26.1	2.2	50 performing and non-performing loans secured mostly by commercial real estate and 2 REO properties
First Republic Bank	Jun-10	24.0	12.7	NA	—	Equity ownership in financial institution with approximately $31 billion of assets
Barclays FDIC Portfolio	Jul-10	10.3	12.5	22.1	1.0	1,113 performing and non-performing loans consisting of substantially all first mortgage recourse commercial real estate loans and 40 REO properties
West Village Loan	Mar-10	9.9	12.4	11.9	—	Recourse loan secured by first liens on two West Village Manhattan townhomes and a photography catalogue
Spanish REOC/Colonial Loan	Nov-09	12.5	11.6	11.5	—	Syndicated senior secured loan to a Spanish commercial real estate company
New England Hotel Portfolio Mezzanine Loan	May-12	13.7	10.9	10.8	—	Origination of mezzanine loan cross-collateralized by a portfolio of limited-service hotels
Manhattan Landmark Buildings Loan	Mar-11	29.1	10.6	10.7	—	Performing first mortgage B-note secured by two landmark properties in Manhattan
Cushman ADC FDIC Portfolio	Jan-11	9.1	9.7	42.3	0.2	1,072 performing and non-performing loans secured mostly by commercial real estate and 3 REO properties
BAMO Loan Portfolio	Jun-12	9.3	9.5	18.4	—	24 credit-distressed loans consisting of substantially all first mortgage recourse commercial real estate loans
Florida Multifamily Property Loan	May-12	8.4	8.6	9.7	—	Acquisition of a performing senior mortgage secured by a multifamily complex in Florida
CRE FDIC Portfolio II	Dec-11	7.8	8.4	26.4	1.8	257 performing and non-performing loans secured mostly by commercial real estate and 13 REO properties
Luxury Destination Resort Loan	Nov-11	17.3	7.7	7.5	—	Mezzanine loan secured by pledge on the equity borrower
2100 Grand B-Note	Dec-10	6.6	6.6	6.5	—	First mortgage B-note participation interest secured by an office building in El Segundo, CA
CMBS-Related Bond	May-10	4.3	5.8	10.2	—	Senior bond secured by seasoned CMBS bonds, U.S. Treasuries and a B-note.
Other Investments	various	46.4	20.7	46.1	0.2	10 investments, each with less than $5 million of current investment balance

Total		$1,038.4	$930.1	$1,125.3	$221.7

(1)	Amounts include our share of transaction costs and working capital and are net of loan origination fees.
(2)	Amounts reflect our share of income less amounts distributed and realized since the inception of the investment and represent the carrying value of our investment at September 30, 2012, net of investment-specific financing and amounts attributable to noncontrolling interests.
(3)	Amounts reflect our share of the unpaid principal balance (“UPB”) of each loan or loan portfolio or our share of real estate assets based upon our economic interest in each investment, unadjusted for any investment-specific financing, net of amounts attributable to noncontrolling interests as of September 30, 2012.
(4)	In January 2012, we foreclosed on the collateral securing the delinquent mezzanine loans and now own indirect equity interests in the entities that own a portfolio of limited service hotels. See the description of the Hotel Portfolio Loans below.

The following table summarizes the carrying and fair values of our investment portfolio by our target asset type as of September 30, 2012. Many of these investments are held through consolidated or unconsolidated joint ventures, and are shown net of investment-specific financing and amounts attributable to noncontrolling interests.

(Amounts in thousands)	Carrying Value		Fair Value
Target Asset Type	Amount	Percentage of Portfolio	Amount	Percentage of Portfolio
Acquired whole mortgage loans	$370,482	40%	$399,739	41%
Originated whole mortgage loans	98,311	11%	104,012	11%
Mezzanine loans(1)	161,472	17%	162,669	17%
Single-family rental homes	147,468	16%	150,000	15%
Commercial mortgage-backed securities	22,405	3%	23,400	3%
B-notes	20,901	2%	22,056	1%
Equity ownership in bank	12,701	1%	20,300	2%
Real estate owned	30,793	3%	31,400	3%
Other investments(2)	65,610	7%	66,589	7%

	$930,143	100%	$980,165	100%

(1)	Includes our investment in One Court Square Preferred Equity, which has the legal form of preferred equity but has the substantive economic characteristics of a mezzanine loan.
(2)	Includes our investment in Multifamily Tax-Exempt Bonds, net of associated derivative liability.

For descriptions of our investments originated or acquired prior to December 31, 2011, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Investments” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The following summaries provide certain information on investments we acquired or originated during the nine months ended September 30, 2012 (as of each of their respective acquisition or origination dates) and certain developments during the period on our existing investments.

•	Colony American Homes. In July 2012, we committed to invest up to $150 million in the aggregate into SFR investments and on July 31, 2012, we committed to invest $150 million in a newly formed investment vehicle, CSFR Operating Partnership, L.P. (“CSFR”), managed by an affiliate of our Manager. Such investment was to be made in the form of a transfer of our interest in ColFin American Investors, LLC (“CAI”) which held existing SFR investments. On July 31, 2012, CSFR had its initial capital raise in the amount of approximately $500 million (inclusive of our commitment of $150 million). Through September 30, 2012, we and the other partners had contributed, either in cash or through transfers of our interests in existing SFR investments, approximately $400 million to the partnership. As of September 30, 2012, our blended interest in the combined SFR platform was 37.4%. As of October 5, 2012, the remaining capital had been contributed by the partners, and we have a 29.3% ownership interest in CSFR. In November 2012, we committed to invest an additional $75 million (for a total investment of $225 million) into CSFR.

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

At September 30, 2012, the SFR rental portfolio consisted of 2,430 properties located in six different states across the United States with an aggregate purchase price of $320 million. As of November 5, 2012, the number of properties has increased to 3,310 with an aggregate purchase price of $422 million. The following table provides an overview of the portfolio by state at September 30, 2012 and November 5, 2012, excluding 970 properties acquired in November 2012 by an equity-method investee of CSFR:

	September 30, 2012			November 5, 2012
($ in thousands)	Number of Homes	Total Cost Basis	Average Cost per Home	Number of Homes	Total Cost Basis	Average Cost per Home
Arizona	835	$88,098	$106	842	$88,841	$106
California	728	144,247	198	865	170,232	197
Colorado	66	7,837	119	102	12,052	118
Georgia	267	19,316	72	523	38,104	73
Nevada	93	11,026	119	122	14,319	117
Texas	441	49,716	113	856	98,325	115

Total	2,430	$320,240	$132	3,310	$421,873	$127

•

One Court Square Preferred Equity. In July 2012, we invested $45 million in a joint venture with a Co-Investment Fund and an unaffiliated investor that invested in and acquired a $125 million preferred equity interest in an acquisition entity that acquired a Class A office tower located in Queens, New York. The property is 100% leased to a large financial institution through 2020. The preferred equity provides for a 15% return, of which 5.5% is paid-in-kind. At closing, the common member sponsor funded $7.35 million into a reserve account to cover any current preferred return not covered by property income. The preferred equity is redeemable on September 1, 2015 with a 1% exit fee, and can be extended for one year at the common member’s option.

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

Pursuant to the terms of the recapitalization plan, WLH Secured Loan has been amended (the “Amended WLH Loan”) into a new $235 million senior secured term loan facility (upsized from $206 million without requiring additional funding by the lenders) with a 10.25% interest rate (reduced from the previous 14.0% interest rate), and a term expiring on January 31, 2015. The Amended WLH Loan is prepayable by WLH at any time without penalty, yield maintenance or a “make-whole” payment, however, any early repayment of the upsized $235.0 million outstanding loan amount would be accretive to the original yield-to-maturity on this investment. WLH Investor received a restructuring fee of 1% on the principal amount of the Amended WLH Loan. In April 2012, WLH Investor sold a $25 million participation in the Amended WLH Loan to an unrelated third party at par (10.25% yield). In November 2012, WLH repaid the entire outstanding balance of the loan. We expect to recognize a gain of approximately $5.0 million in the fourth quarter of 2012 as a result of the early payoff.

•

Project London Loan Portfolio. In September 2012, we invested $37 million in a joint venture with Co-Investment Funds that acquired a portfolio of loans secured by commercial real estate. The portfolio included 7 performing and non-performing loans with an aggregate UPB of approximately $99.5 million. The purchase price for the portfolio was approximately $72 million, or 73% of the portfolio’s UPB. Our share of this investment is 50%.

•

U.S. Life Insurance Loan Portfolio. During 2012, five loans in the U.S. Life Insurance Portfolio totaling approximately $41 million of UPB were prepaid at par. These loans were originally acquired in December 2009 at an average allocated purchase price of 81% of the UPB. One nonperforming loan with a UPB of $5.9 million and original acquisition price of $2.6 million was sold under receivership for $4.1 million. Our interest in this portfolio is 37.9%.

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

•	Hotel Portfolio Loans. As of December 31, 2011, we owned one-third interests in two nonperforming mezzanine loans with an aggregate principal amount of $78 million, of which our share was $26 million. The remaining two-thirds interests in the mezzanine loans were owned by a Co-Investment Fund. On January 9, 2012, we and the Co-Investment Fund (collectively, the “JIH Lenders”) completed the foreclosure on the collateral from the most junior mezzanine loan and assigned our rights as winning bidder to ColFin JIH Propco, LLC (“JIH Propco”), an unconsolidated joint venture in which we own a one-third interest. As a result, JIH Propco now owns 100% of the indirect equity interests in the entities that own a portfolio of 103 limited service hotels, and we and the Co-Investment Fund continue to own the $39 million first mezzanine loan to the entities. In October 2012, the debtors on the mortgage loan, which are wholly-owned subsidiaries of JIH Propco, filed a plan of reorganization with the U.S. Bankruptcy Court for the District of Delaware. The plan seeks approval of our business plan to restructure the existing debt, sell a minority equity interest to our new partners, change hotel management, and re-flag the hotels with various nationally recognized brands. To date, JIH Propco and its subsidiaries have incurred approximately $5.7 million of various legal, consulting and administrative costs related to the foreclosure, bankruptcy and restructuring plans, of which our share was $1.9 million. We expect to continue to incur similar costs throughout the bankruptcy proceedings. Bankruptcy proceedings are expected to conclude prior to December 31, 2012. We also continue to pursue litigation against the former owners to recover costs associated with the bankruptcy.

•	Ashford Notes. In February and March 2012, we invested a combined $24.5 million in a joint venture with a Co-Investment Fund that acquired, at a slight discount to the aggregate UPB of $51.8 million, the two most junior mortgage participation interests in a newly restructured first mortgage secured by five full-service hotels. The junior mortgage participation interests bear interest at a blended rate of 1-month LIBOR plus 9.15% with a yield-to-maturity of 13% with a flat LIBOR curve, and may be prepaid in full at any time without penalty.

•	MF5 CMBS. On February 16, 2012, we invested $25 million in a joint venture with certain Co-Investment Funds that acquired the most senior bond and the interest-only certificate in a CMBS trust. The senior bond has a coupon of 5.1% and is secured by approximately 270 first mortgage loans (of which 89% were performing) collateralized primarily by multifamily properties. The aggregate purchase price for the senior bond and interest-only certificate was approximately $226.1 million, representing a discount of 27.4% to par value of the senior bond.

•	First Republic Bank. In connection with First Republic Bank’s secondary public offering on March 5, 2012, ColFin FRB Investor, LLC, a joint venture with certain Co-Investment Funds in which we own a 5.9% interest, sold 6,198,500 shares of common stock in First Republic Bank. Our share of net cash proceeds (after our pro rata share of underwriting discounts and expenses) and gain on sale was approximately $10.5 million and $3.5 million, respectively. ColFin FRB Investor, LLC sold an additional 3,000,000 shares of common stock of First Republic Bank on July 26, 2012. Our share of net cash proceeds and gain on sale was approximately $5.5 million and $1.9 million, respectively. This most recent secondary sale represented a cumulative sale of approximately 62% of our original share holdings and a return of approximately 118% of our original cost basis. After giving effect to the dispositions of shares to-date, we own an approximate 0.5% indirect interest in First Republic Bank through our interest in ColFin FRB Investor, LLC.

•	California Master Planned Communities. In May 2012, we invested in a joint venture with a Co-Investment Fund and an unaffiliated investor that acquired two non-performing loans secured by two master planned communities in California for approximately $57 million, or 16% of the UPB. Immediately subsequent to acquisition, the joint venture entered into a deed-in-lieu with the borrower and now owns the properties. Our share of this investment is 24%.

•	Manhattan Landmark Buildings Loan. In April 2012, we amended and restated two notes receivable, each with an original principal amount of $19.55 million, into a $26 million A-note and a $14 million B-note. The A-note was sold to an unrelated third party for $25.7 million, or 99% of par. The remaining B-note bears interest at approximately 20.9%, of which approximately 6% will be paid-in-kind.

•	Midwest Multifamily/Retail Loan. In May 2012, the Midwest Multifamily Retail Loan fully repaid approximately $13 million at maturity including an exit fee. The loan was originated in May 2010 by us and an investment fund managed by an affiliate of our Manager as a $9.8 million loan. Our share of the loan was 33.3%.

•	BAMO Loan Portfolio. In June 2012, we invested in a joint venture with a Co-Investment Fund that acquired a portfolio of loans from a U.S. commercial bank. The portfolio included 26 performing and non-performing loans with an aggregate UPB of approximately $38.7 million, consisting of substantially all first mortgage loans geographically concentrated in the Midwest. The purchase price for the portfolio was approximately $18 million, or 47% of the portfolio’s UPB. Our share of this investment is 50%.

•	New England Hotel Portfolio Mezzanine Loan. In May 2012, we invested in a joint venture with a Co-Investment Fund that originated a $17.5 million loan on a portfolio of select-service hotels in Massachusetts and New Hampshire. We and the Co-Investment Fund funded an additional $4 million in August 2012 and will fund an additional $6 million in the form of a mezzanine loan if the borrower adds certain hotels to the collateral package in the first 18 months of the loan term. The loan bears an interest rate of 13.5% with a 1.0% origination fee, and matures in July 2017. Our share of this investment is 50%.

•	Florida Multifamily Property Loan. In May 2012, we invested in a joint venture with a Co-Investment Fund that acquired a performing $20 million senior mortgage loan secured by a multifamily asset in Florida. The loan was acquired for $17 million, or 85% of the UPB. The loan bears a 5.5% fixed interest rate and matures in March 2016. In October 2012, we obtained $10.9 million of co-terminus, non-recourse financing bearing interest at LIBOR plus 3.75%. The floating rate debt is fixed at 4.28% with an interest rate swap. Our share of this investment is 49%.

•	Luxury Destination Resort Loan. In May 2012, we sold our 50% share of a $20 million senior first mortgage loan secured by all assets of a destination spa resort located in Arizona to an unrelated third party at par. We retained our 50% share of a $15 million mezzanine loan, which bears interest at approximately 15%.

•	WLH Land Acquisition and Sale. In June 2012, we, along with an investment fund managed by an affiliate of our Manager, sold residential development projects to WLH for an aggregate purchase price of $21.5 million. WLH paid $11 million in cash and issued 10,000,000 shares of Class A common stock of WLH to us and an investment fund managed by an affiliate of our Manager. These development projects were originally purchased from WLH for $13.6 million in December 2009. Our share of this investment is 24%.

•	Assisted Living Properties B-Note. In May 2012, we invested in a joint venture with a Co-Investment Fund that invested, at par, in a $10 million B-note cut from a $56 million term loan recently originated in October 2011. The loan is secured by nine assisted living properties and features full recourse to the sponsor, one of the largest operators of assisted living and memory care facilities in the United States. The B-note bears interest at LIBOR plus 12% with final maturity in October 2014. Our share of this investment is 50%.

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

Critical Accounting Policies

Our financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. As a result of restricted stock grants to our executive officers and certain employees of our Manager and its affiliates in January 2012, we have adopted accounting policies on share-based payments as described in Note 2 to the consolidated financial statements in “Item 1. Financial Statements” of this Report.

The following critical accounting policies were adopted by the unconsolidated joint ventures that make up the SFR business:

Investment in Real Estate

Property is recorded at the purchase price, allocated among land, building, improvements and equipment based upon their fair values at the date of acquisition. The Company evaluates each purchase transaction to determine whether the acquired assets meet the definition of a business. Transaction costs related to acquisitions of single-family homes that are not deemed to be businesses are included in the cost basis of the acquired assets, while other transaction costs are expensed as incurred.

Depreciation on building and improvements is computed on the straight-line basis over the estimated useful lives of the assets, which is generally 20 to 40 years. Equipment is depreciated over the estimated useful lives of between 5 and 10 years.

Expenditures for ordinary repairs and maintenance are expensed as incurred, while expenditures for significant renovations that improve or extend the useful life of the asset are capitalized and depreciated over their estimated useful lives.

Rental Income

Residential leases generally have one-year terms. Rental income from residential leases is recognized monthly when due from tenants, which is not materially different from the straight-line method. Certain costs incurred to lease vacant homes, including leasing commissions and other fees, are capitalized and amortized over the term of the lease. Rents received in advance are deferred.

For more of our critical accounting policies, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Results of Operations—Comparison of Three Months Ended September 30, 2012 and 2011

We operate in two reportable segments: real estate debt investments and SFR rentals. The real estate debt investments segment includes our investments in originated and acquired commercial real estate debt, real estate acquired in settlement of loans, mortgage-backed securities, and other debt-related investments. The SFR rental segment represents our investment in a newly formed investment platform created for the purpose of acquiring and renting single-family homes. Prior to 2012, our operating activities were exclusively within the real estate debt investments segment.

Income from Our Investments

Our primary source of income is our real estate debt investments, which we hold either directly or through our investments in unconsolidated joint ventures. We have been continually investing in our target assets throughout 2011 and 2012, and therefore, income from some investments may reflect less than a full quarter’s results of operations. Income (loss) from our investments by type of investment is summarized below, shown net of investment-related expenses and amounts attributable to noncontrolling interests:

	Three Months Ended September 30,
(In thousands)	2012	2011
Real estate debt investments:
Acquired whole mortgage loans:
Single loans	$3,757	$1,576
FDIC loan portfolios	2,665	2,018
German non-performing loan portfolios	895	495
Other loan portfolios	3,597	3,402

	10,914	7,491

Originated mortgage loans	3,493	3,626
Mezzanine loans (1)	4,698	2,833
Commercial mortgage-backed securities	756	754
B-notes	922	229
Equity ownership in bank	2,285	4,535
Real estate owned	43	—
Other investments	365	926

	23,476	20,394

Single-family residential rentals	(1,035)	—

Total	$22,441	$20,394

(1)	Includes income from our investment in One Court Square Preferred Equity, which has the legal form of preferred equity but has the substantive economic characteristics of a mezzanine loan.

Income from Real Estate Debt Investments

Income from acquired whole mortgage loans for the three months ended September 30, 2012 increased $3.4 million, or 46%, compared to the three months ended September 30, 2011. The increase primarily reflects income from the Luxury Destination Club Recourse Loan II acquired in May 2012, Ashford Notes acquired in first quarter of 2012, CRE FDIC Portfolio Loans acquired in August 2011 and December 2011, and German Loan Portfolio IV acquired in July 2011, and is partially offset by the sale of Manhattan Landmark Buildings Loan A-note.

Income from originated loans for the three months ended September 30, 2012 decreased $0.1 million, or 4%, compared to the three months ended September 30, 2011. The decrease primarily reflects the sale of G&E Secured Loan which was originated in April 2011, and is partially offset by income from the Luxury Destination Club Recourse Loan I originated in September 2011.

Income from mezzanine loans for the three months ended September 30, 2012 increased $1.9 million, or 66%, compared to the three months ended September 30, 2011, primarily reflecting the preferred equity return from our investment in One Court Square Preferred Equity in July 2012, New England Hotel Portfolio Mezzanine Loan originated in May 2012 and Luxury Destination Resort Loan originated in November 2011.

Income from CMBS for the three months ended September 30, 2012 is related to our investment in MF5 CMBS, which we acquired in February 2012. Income from CMBS for the corresponding period in 2011 was related to our investment in a $40 million AAA-rated TALF-financed CMBS, which was sold in September 2011.

Income from equity ownership in bank for the three months ended September 30, 2012 decreased $2.3 million, or 50%, compared to the three months ended September 30, 2011. The decrease reflects our reduced ownership interest in First Republic Bank following our periodic sales of shares of common stock in First Republic Bank and larger gain recognized from such sales during the three months ended September 30, 2011. Through September 2012, we have sold approximately 62% of First Republic Bank stock originally acquired in June 2010 and recovered approximately 118% of our original cost basis.

Income from real estate owned for the three months ended September 30, 2012 reflects income from the Hotel Portfolio which was classified under mezzanine loans in 2011 prior to the foreclosure in January 2012 as discussed in “—Our Investments.” For the quarter, the investment incurred approximately $2.9 million of legal, consulting and administrative costs related to bankruptcy and restructuring plans, of which our share was $1.0 million.

Certain investments individually generated greater than 10% of our total income for the periods presented. For the three months ended September 30, 2012, Luxury Destination Club Recourse Loan I and II, which share the same corporate guarantor, generated 24% of total income. After deducting investment-specific interest and other expenses, and amounts attributable to noncontrolling interests, these investments represent 20% of our net income attributable to stockholders. For the three months ended September 30, 2011, ColFin FRB Investor, LLC generated 21% of our total income.

Loss from Single-Family Residential Rentals

Our investment in single-family residential rentals generated a loss of $1.0 million in the three months ended September 30, 2012. The loss reflects a sub-scale portfolio that averaged approximately 1,800 owned homes and an unstablized occupancy that averaged 53% during the period, as well as start-up and formation expenses.

Other Income from Affiliates

Two 100%-owned asset management companies provide asset management services to two of our FDIC portfolios and earn asset management fees of 50 basis points of each portfolio’s UPB per annum, payable monthly. For the three months ended September 30, 2012 and 2011, the asset management companies earned asset management fees and received cost reimbursements of $396,000 and $636,000, respectively, from these portfolios, and incurred $396,000 and $714,000 of expenses, respectively, as described below.

Expenses

•	Management Fees—Management fees include the following:

	Three Months Ended September 30,
(In thousands)	2012	2011
Base management fees	$3,234	$2,317
Share-based compensation	578	—
Incentive fees	—	88

	$3,812	$2,405

Base management fees have increased by approximately $917,000 due to an increase in our stockholders’ equity fee base, as defined in the management agreement, primarily from the March 2012 Preferred Stock Offering, July 2012 Preferred Stock Offering and September 2012 Common Stock Offering. Share-based compensation of $578,000 represents the current quarter amortization of the fair value of restricted shares awarded to certain of our executive officers and certain employees of our Manager and its affiliates in January 2012. Incentive fees are based upon our Core Earnings, further described at “—Non-GAAP Supplemental Financial Measure: Core Earnings,” and are payable to our Manager in shares of our common stock. We did not meet the Core Earnings threshold for the quarter ended September 30, 2012 and, accordingly, no incentive fee was earned by the Manager for such period. For a complete description of base management fees and incentive fees, see “Business—Our Manager and the Management Agreement—Base Management Fee and Incentive Fee” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

•	Investment Expenses—For the three months ended September 30, 2012 and 2011, we incurred investment expenses of $516,000 and $854,000, respectively, most of which relates to our real estate debt investments. Two of our FDIC portfolios are managed by asset management companies that are wholly-owned by us. These asset management companies receive allocations of compensation, overhead and direct costs from an affiliate of our Manager pursuant to a cost allocation arrangement. For the three months ended September 30, 2012 and 2011, the asset management companies incurred $396,000 and $714,000 of expenses, respectively, of which $207,000 and $491,000, respectively, were allocated by the affiliate of our Manager. The current period decrease is due to less asset management time and direct costs incurred by these two loan portfolios due to loan resolutions representing over half of the original acquired UPB. The remaining investment expenses include the cost of managing and servicing our investments and investment transaction costs expensed in connection with the initial acquisition of our investments, as well as costs associated with unsuccessful transactions.

•	Interest Expense—Interest expense includes the following:

	Three Months Ended September 30,
(In thousands)	2012	2011
Real estate debt investments:
2100 Grand secured financing	$175	$176
Luxury Destination Club Recourse Loan II secured financing	1,410	—

	1,585	176

Interest expense not allocated to segments:
Credit facility	845	480
Other	120	—

	965	480

Total	$2,550	$656

Interest expense for the current quarter related to our credit facility was higher due to (1) higher average outstanding borrowings to finance our investment activities during the period, and (2) higher unused commitment fees and amortization of deferred financing costs due to a $100 million increase in total availability following the restructuring of our credit facility in September 2011. Interest expense on Luxury Destination Club Recourse Loan II represents contractual interest which was pre-funded by the borrower and amortization of deferred financing costs on the seller-provided financing of the May 2012 loan acquisition.

•	Administrative Expenses—Administrative expenses are summarized below:

	Three Months Ended September 30,
(In thousands)	2012	2011
Reimbursements to Colony Capital:
Compensation pursuant to secondment agreement	$299	$349
Allocated overhead and direct administrative expenses	273	98

Total reimbursements to Colony Capital	572	447

Professional fees	538	610
Insurance	164	181
Share-based compensation (excluding board compensation)	38	—
Board-related costs	67	77
Other	138	83

	$1,517	$1,398

Total administrative expenses increased $119,000, or 8%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The increase is primarily due to the reimbursement of compensation costs of certain employees of Colony Capital and an increase in the ratio of our total assets relative to total Colony Capital-managed assets.

Income Tax Provision

Our taxable REIT subsidiaries (each a “TRS”), which directly or indirectly hold certain of our investments, are subject to corporate level federal, state, foreign and local income taxes. For the three months ended September 30, 2012 and 2011, we recorded an income tax provision of $596,000 and $255,000, respectively. The 2012 expense primarily reflects current income taxes due on loan resolutions in the Cushman ADC FDIC Portfolio, Bulls Loan Portfolio, and from the operations of our TRSs. The current taxes are partially offset by a net deferred tax benefit resulting from temporary differences related to income recognition for our Bulls Loan Portfolio, Cushman ADC FDIC Portfolio and investments in certain of our foreign joint ventures. The 2011 expense reflects current federal and state income taxes which were offset by an incremental increase in deferred tax assets associated with the temporary differences related to income recognition from our investments in foreign joint ventures.

Comparison of Nine Months Ended September 30, 2012 and 2011

Income from Our Investments

Income (loss) from our investments by type of investment is summarized below, shown net of investment-related expenses and amounts attributable to noncontrolling interests:

	Nine Months Ended September 30,
(In thousands)	2012	2011
Real estate debt investments:
Acquired whole mortgage loans:
Single loans	$8,442	$4,018
FDIC loan portfolios	7,298	5,550
German non-performing loan portfolios	2,426	1,163
Other loan portfolios	11,337	7,026

	29,503	17,757

Originated mortgage loans	11,082	8,700
Mezzanine loans (1)	10,641	6,287
Commercial mortgage-backed securities	1,946	970
B-notes	1,825	671
Equity ownership in bank	6,987	6,696
Real estate owned	481	—
Other investments	3,519	1,903

	65,984	42,984
Single-family residential rentals	(1,159)	—

Total	$64,825	$42,984

(1)	Includes income from our investment in One Court Square Preferred Equity, which has the legal form of preferred equity but has the substantive economic characteristics of a mezzanine loan.

Income from Real Estate Debt Investments

Income from our debt investments for the nine months ended September 30, 2012 increased approximately $23 million, or 54%, compared to the corresponding period in 2011. The substantial increase reflects our continuing investment activity throughout 2011 and 2012. Many of our investments owned as of September 30, 2012 were not owned for all or part of the nine months ended September 30, 2011, and we added new investments in every category, except in equity ownership in bank, as summarized in our investments table in “—Our Investments.” Income from real estate owned reflects the operating results of our Hotel Portfolio, less of our share of legal, consulting and administrative costs related to foreclosure, bankruptcy and restructuring plans. To date, the portfolio has incurred approximately $5.7 million in such costs, of which our share of $1.9 million.

Certain investments individually generated greater than 10% of our total income for the periods presented. For the nine months ended September 30, 2012, Luxury Destination Club Recourse Loan I and II, which share the same corporate guarantor, generated 17% of total income. After deducting investment-specific interest and other expenses, and amounts attributable to noncontrolling interests, these investments represent 16% of our net income attributable to stockholders. For the nine months ended September 30, 2011, ColFin FRB Investor, LLC, ColFin WLH Funding, LLC and ColFin NW Funding, LLC collectively generated 38% of our total income.

Loss from Single-Family Residential Rentals

Our investment in single-family residential rentals generated a loss of $1.2 million since the inception of the SFR platform. The loss reflects the ongoing ramp-up and stabilization efforts, as well as start-up and formation expenses.

Other Income from Affiliates

Two 100%-owned asset management companies provide asset management services to two of our FDIC portfolios and earn asset management fees of 50 basis points of each portfolio’s UPB per annum, payable monthly. For the nine months ended September 30, 2012 and 2011, the asset management companies earned asset management fees and received cost reimbursements of $1.5 million and $1.5 million, respectively, from these portfolios, and incurred $1.4 million and $1.6 million of expenses, respectively, as described below.

Expenses

•	Management Fees—Management fees include the following:

	Nine Months Ended September 30,
(In thousands)	2012	2011
Base management fees	$8,398	$5,841
Share-based compensation	2,942	—
Incentive fees	936	88

	$12,276	$5,929

Base management fees have increased by approximately $2.6 million, or 44%, due to an increase in our stockholders’ equity fee base, as defined in the management agreement, primarily from the March 2012 Preferred Stock Offering, July 2012 Preferred Stock Offering and September 2012 Common Stock Offering. Share-based compensation of $2.9 million represents the current year amortization of the fair value of restricted shares awarded to certain of our executive officers and certain employees of our Manager and its affiliates in January 2012. Incentive fees are based upon our Core Earnings, further described at “—Non-GAAP Supplemental Financial Measure: Core Earnings,” and are payable to our Manager in shares of our common stock. For a complete description of base management fees and incentive fees, see “Business—Our Manager and the Management Agreement—Base Management Fee and Incentive Fee” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

•	Investment Expenses—For the nine months ended September 30, 2012 and 2011, we incurred investment expenses of $2.3 million and $1.9 million, respectively, most of which relates to our real estate debt investments. The current period increase reflects transaction costs incurred pursuant to the sale of the Manhattan Landmark Buildings Loan A-note and the acquisition and restructuring of the Luxury Destination Club Recourse Loans I and II as discussed in “—Our Investments,” as well as an increase in the cost of managing and servicing our investments due to a larger investment portfolio and increased transaction volume. Two of our FDIC portfolios are managed by asset management companies that are wholly-owned by us. These asset management companies receive allocations of compensation, overhead and direct costs from an affiliate of our Manager pursuant to a cost allocation arrangement. For the nine months ended September 30, 2012 and 2011, the asset management companies incurred $1.4 million and $1.6 million of expenses, respectively, of which $0.8 million and $1.0 million, respectively, were allocated by the affiliate of our Manager.

•	Interest Expense—Interest expense includes the following:

	Nine Months Ended September 30,
(In thousands)	2012	2011
Real estate debt investments:
2100 Grand secured financing	$522	$526
Luxury Destination Club Recourse Loan II secured financing	2,363	—

	2,885	526

Interest expense not allocated to segments:
Credit facility	2,726	1,126
Other	262	—

	2,988	1,126

Total	$5,873	$1,652

Interest expense for the current period related to our credit facility was significantly higher due to (1) substantial outstanding borrowings to finance our investment activities, until we repaid all outstanding amounts using a portion of the net proceeds from the September 2012 Common Stock Offering, and (2) higher unused commitment fees and amortization of deferred financing costs due to a $100 million increase in total availability following the restructuring of our credit facility in September 2011. Interest expense on Luxury Destination Club Recourse Loan II represents contractual interest which was pre-funded by the borrower and amortization of deferred financing costs on the seller-provided financing of the May 2012 loan acquisition.

•	Administrative Expenses—Administrative expenses are summarized below:

	Nine Months Ended September 30,
(In thousands)	2012	2011
Reimbursements to Colony Capital:
Compensation pursuant to secondment agreement	$897	$1,053
Allocated overhead and direct administrative expenses	849	268

Total reimbursements to Colony Capital	1,746	1,321

Professional fees	1,649	2,052
Insurance	491	544
Share-based compensation (excluding board compensation)	214	—
Board-related costs	231	214
Other	418	315

	$4,749	$4,446

Total administrative expenses increased $303,000, or 7%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The increase is primarily due to the reimbursement of compensation costs of certain employees of Colony Capital and an increase in the ratio of our total assets relative to total Colony Capital-managed assets. This is partially offset by a decrease in professional fees, primarily legal and tax consulting services.

Income Tax Provision

Our TRSs, which directly or indirectly hold certain of our investments in unconsolidated joint ventures, are subject to corporate level federal, state, foreign and local income taxes. For the nine months ended September 30, 2012 and 2011, we recorded an income tax provision of $1,401,000 and $253,000, respectively. The 2012 expense primarily reflects current income taxes due on loan resolutions in the Cushman ADC FDIC Portfolio, Bulls Loan Portfolio, and from the operations of our TRSs. The current taxes are partially offset by a net deferred tax benefit resulting from temporary differences related to income recognition for our Bulls Loan Portfolio, Cushman ADC FDIC Portfolio and investments in certain of our foreign joint ventures. The 2011 expense reflects $409,000 of current federal and state income tax expense on our TRSs, offset by a deferred tax asset associated with the expected future benefits from our foreign joint ventures.

Information About Our Loan Portfolio

The following tables summarize certain characteristics of the loans and beneficial interests in securities held by the Company and the joint ventures and our proportionate share as of September 30, 2012:

	September 30, 2012
($ in thousands)	Total Portfolio		Company’s Proportionate Share
Collateral Type	Unpaid Principal Balance	Amortized Cost	Unpaid Principal Balance	Amortized Cost	% of Amortized Cost	Weighted Average Coupon	Current Interest Yield on Cost	Weighted Average Maturity in Years
Originated performing loans
Retail	$60,000	$60,000	$60,000	$60,000	8.5%	9.8%	9.8%	4.3
Office	20,328	20,290	20,125	20,087	2.8%	8.0%	8.0%	3.7
Hospitality	99,784	99,030	75,440	74,944	10.6%	11.8%	11.9%	4.1
Other commercial	7,195	7,195	3,597	3,597	0.5%	12.2%	12.2%	2.5
Residential	239,132	213,389	65,029	58,330	8.2%	10.6%	12.2%	3.1

Total originated performing loans	426,439	399,904	224,191	216,958	30.6%	10.6%	11.0%	3.8

Acquired loans and beneficial interests in debt securities
Performing:
Retail	387,016	271,294	80,591	60,452	8.5%	5.7%	7.6%	4.8
Office	273,767	190,147	49,509	34,648	4.9%	4.9%	7.4%	6.9
Industrial	224,981	164,737	40,539	29,051	4.1%	6.4%	9.2%	9.2
Hospitality	285,652	236,800	141,377	120,403	17.0%	9.1%	10.7%	2.7
Multifamily	471,094	359,642	91,162	76,927	10.9%	4.9%	6.0%	10.1
Other commercial	361,180	237,825	40,468	27,229	3.8%	10.1%	14.4%	3.4
Residential	57,379	26,491	9,461	4,985	0.7%	5.5%	10.4%	7.7
Land	154,010	61,743	11,429	4,041	0.6%	5.8%	17.1%	2.8

Total performing	2,215,079	1,548,679	464,536	357,736	50.5%	6.9%	9.1%	5.7

Non-performing:
Retail	332,688	153,459	45,877	20,892	2.9%
Office	531,586	122,066	146,957	28,548	4.0%
Industrial	164,587	66,431	23,837	9,840	1.4%
Hospitality	65,059	30,933	7,788	3,577	0.5%
Multifamily	215,227	95,770	39,612	14,813	2.1%
Other commercial	406,622	143,159	52,096	17,823	2.5%
Residential	219,411	96,109	40,413	23,852	3.4%
Land	863,062	167,986	71,977	14,733	2.1%

Total non-performing	2,798,242	875,913	428,557	134,078	18.9%

Total acquired loans	5,013,321	2,424,592	893,093	491,814	69.4%

Total portfolio	$5,439,760	$2,824,496	$1,117,284	$708,772	100.0%

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

As of September 30, 2012, the Company’s and the joint ventures’ performing loan portfolio comprised fixed rate loans bearing interest rates ranging from 1.8% to 21.0% (weighted average of 7.4%) with an aggregate UPB of $1.46 billion and variable rate loans bearing interest rates ranging from 1.25% to 18.0% (weighted average of 6.3%) with an aggregate UPB of $1.18 billion. Maturity dates of performing loans range from October 2012 to December 2040. Scheduled maturities based on UPB of performing loans as of September 30, 2012 are as follows:

(In thousands)
One year or less	$426,929
Greater than one year and less than five years	1,344,629
Greater than or equal to five years	869,960

Total	$2,641,518

Liquidity and Capital Resources

Our current primary uses of liquidity are to fund:

•	acquisitions of our assets and related ongoing commitments;

•	our operations, including overhead costs and the management fee to our Manager;

•	distributions to our common and preferred stockholders;

•	principal and interest payments on our borrowings; and

•	share repurchases under our common stock repurchase program from time to time.

Our current primary sources of liquidity are:

•	cash on hand;

•	our credit facility;

•	cash flow generated from our investments, both from operations and return of capital;

•	proceeds from full or partial realization of investments;

•	investment-level financing; and

•	proceeds from public or private equity offerings.

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

Contractual Obligations and Commitments

The following table summarizes our known contractual obligations and commitments on an undiscounted basis as of September 30, 2012 and in future periods in which we expect to settle such obligations:

(In thousands)	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments—credit facility(1)	$—	$—	$—	$—	$—
Interest and fees—credit facility(1)	812	812	—	—	—
Secured financing—principal and interest(2)	104,975	12,748	92,227	—	—
Commitments to fund joint ventures(3)	5,400	5,400	—	—	—

Total	$111,187	$18,960	$92,227	$—	$—

(1)	As of September 30, 2012, we had no outstanding borrowings on our credit facility. The contractual obligations above reflect unused commitment fees calculated at 0.5% through August 30, 2013, the contractual maturity date of our credit facility.
(2)	Amounts include minimum principal and fixed-rate interest obligations through the original maturity date of the secured financing related to our Luxury Destination Club Recourse Loan II. Amounts do not include the secured financing on 2100 Grand, which is recognized as a liability on our consolidated balance sheet, as we are not obligated to repurchase the A-note participation interest.
(3)	Pursuant to the operating agreements of some of our unconsolidated joint ventures, the members may be required to fund additional amounts for ordinary operating costs, guaranties or commitments of the joint ventures. Our share of those commitments is $5.4 million.

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

We provided customary non-recourse carve-out guaranties on the secured debt at unconsolidated joint ventures that invest in the Bulls Loan Portfolio in which we have a 32.5% ownership interest The aggregate balance of the debt at September 30, 2012 was $21.3 million, or approximately 15% of the carrying amount of the collateral loans in the portfolio.

Acquisitions of Target Assets

During the nine months ended September 30, 2012, we invested approximately $363 million in eleven new target assets, including $149 million in our SFR platform. We expect to continue to pursue our target assets for the near term and may invest additional funds in our existing investments. To the extent that we do not generate sufficient cash from our operations, we expect to fund our investments with borrowings from our credit facility, investment-level financing, redeployment of proceeds from realized investments and public or private issuance of equity.

Dividends

U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We intend to pay regular quarterly dividends to our stockholders in an amount equal to our net taxable income, if and to the extent authorized by our board of directors. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service, if any. In addition, our amended credit facility limits the annual amount of distributions we can make to the greater of (i) 95% of our net income adjusted by any non-cash impairment charges, write-downs or losses and (ii) 110% of our taxable income plus depreciation. If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

Common Stock—Our board of directors declared the following dividends in 2012:

Quarter Ended	Dividends Declared per Share	Date Paid
3/31/2012	$0.34	4/13/2012
6/30/2012	$0.35	7/16/2012
9/30/2012	$0.35	10/15/2012

Preferred Stock—We are required to make quarterly cash distributions on the 10,080,000 shares of 8.5% Series A Preferred Stock. The quarterly amount of $5.4 million is payable on or about the 15th of each January April, July and October. The first dividend payment on our Series A Preferred Stock in the amount of $0.6847 per share, or approximately $4.0 million, was made on July 16, 2012 to shareholders of the March 2012 Preferred Stock Offering. The initial dividend covered the period from March 20, 2012 through July 15, 2012. The second payment, on October 15, 2012, was made to preferred shareholders from both preferred stock offerings at the run-rate of $0.53125 per share, or approximately $5.4 million.

Cash and Cash Flows

As of November 7, 2012, we had approximately $86.3 million of cash.

The following table summarizes our cash flow activity:

	Nine Months Ended September 30,
(in thousands)	2012	2011
Net cash provided by operating activities	$46,196	$15,188
Net cash used in investing activities	(267,175)	(337,479)
Net cash provided by financing activities	306,025	261,774

Operating Activities—For the nine months ended September 30, 2012 and 2011, cash flows from operating activities increased $31 million, reflecting the substantial increase in the number of investments in our investment portfolio. Cash flows from operating activities are primarily distributions of earnings from unconsolidated joint ventures and interest received from our investments in loans, partially offset by payment of operating expenses. For the nine months ended September 30, 2012, distributions of earnings from unconsolidated joint ventures include approximately $8 million of earnings and realized gain received following the sale of common stock of First Republic Bank in March and July of 2012, $7.8 million of distributions received from the WLH Secured Loan, and distributions of cash flows from our single and portfolio loan investments.

Investing Activities—Net cash used in investing activities for both periods presented reflect our acquisitions of our target assets. For the nine months ended September 30, 2012, approximately $385.6 million of cash outflows on new investments are partially offset by substantial distributions of capital from unconsolidated joint ventures resulting from various capital transactions such as financing activities and loan resolutions and sales. Such distributions of capital include approximately $22.2 million from the Bulls Loan Portfolio, $14 million from the U.S. Life Insurance Loan Portfolio, $10 million from the Luxury Destination Resort Loan sale, $8.2 million following the sale of common stock in First Republic Bank, and approximately $38.5 million from loan repayments and sales.

Financing Activities—Cash from financing activities generally reflect our capital raising activities and dividend payments. For the nine months ended September 30, 2012, net cash provided by financing activities reflects net proceeds from our March and July 2012 Preferred Stock Offerings and September 2012 Common Stock Offering and contributions from noncontrolling interests related to Luxury Destination Club Recourse Loans I and II. These amounts are offset by net repayment of $69 million of borrowings under our credit facility and payment of dividends. For the nine months ended September 30, 2011, net cash provided by financing activities reflect net proceeds from our March 2011 common stock offering, net borrowings under our credit facility and contributions from noncontrolling interests, offset by common stock repurchases.

Credit Facility

Our current primary source of liquidity in addition to cash on hand is our credit facility. On September 17, 2012, we amended our existing credit agreement (as amended, the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and certain lenders. The Credit Agreement continues to provide a credit facility in the initial maximum principal amount of $175 million at the same interest rate and maturity date, and may be increased to $250 million, subject to certain conditions set forth in the Credit Agreement, including each lender or substitute lenders agreeing to provide commitments for such increased amount. Borrowings under the Credit Agreement will be used to finance investments in our target assets, as well as for general corporate purposes.

The amendment expanded the types of assets and associated income qualifying for the borrowing base and modified certain limitations on the types of assets and associated income that can qualify for the borrowing base. The amendment also modified certain financial covenants to be more favorable to reflect the growth of our equity capital base since the previous amendment in September 2011. As of November 8, 2012, we had the ability to borrow up to $143.1 million, none of which had been drawn.

The Credit Agreement contains covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. At September 30, 2012, we were in compliance with all debt covenants and we expect to continue to meet all financial and reporting requirements. However, in the event of an economic slow-down, volatility in the credit markets, and rising cost of capital, there is no certainty that we will be able to continue to meet all of the covenant requirements. The following table summarizes the key financial covenants and our actual results as of and for the three months ended September 30, 2012:

($ in thousands)	Covenant Level	Actual Level September 30, 2012
Financial covenant as defined in the Credit Agreement:
Consolidated Tangible Net Worth	Minimum $801,176	$996,237
Consolidated Fixed Charge Coverage Ratio	Minimum 2.25 to 1.0	3.43 to 1.0
Consolidated Leverage Ratio	Maximum 0.5 to 1.0	0.12 to 1.0
Liquidity	Minimum $5,000	$250,419
Total Facility Permitted Borrowings	Maximum 161,501	$—

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

We may also, from time to time, fully or partially realize our investments through sales. For example, during the nine months ended September 30, 2012, through our interest in a joint venture which holds an ownership interest in First Republic Bank, we sold 543,760 shares of common stock in First Republic Bank, which resulted in net cash proceeds of approximately $16.1 million. We received approximately $71.9 million of distributions of capital from our other unconsolidated joint ventures resulting from financing activities and loan resolutions, either through loan sales or payoffs (whether paid-in-full or discounted). We also received $30.2 million from loan sales as described in “—Our Investments.” We expect to continue to resolve loans in some of our loan pools to generate cash, particularly those in acquired credit-distressed portfolios, such as the Bulls Loan Portfolio and German loan portfolios. We may also pursue opportunities to sell whole or partial positions in our originated loan investments or obtain financing (see “—Investment-Level Financing”) to generate cash and improve the total return on our investments.

Investment-Level Financing

The structured transactions with the FDIC were consummated in part with leverage provided by the FDIC. As of September 30, 2012, three of the seven FDIC portfolios had fully repaid the purchase money notes and have begun to make distributions to investors. We also secured investment-level financing on our 2100 Grand loan by assignment of an A-note participation, seller-financing on the Luxury Destination Club Recourse Loan II, and bank financing on the Bulls Loan Portfolio and Florida Multifamily Property Loan. We may attempt to secure other investment-level financing, if available, including term loans, securitizations, warehouse facilities, repurchase agreements and the issuance of debt and equity securities. We also expect to continue to invest in a number of our assets through co-investments with other investment vehicles managed by affiliates of our Manager and/or other third parties, which may allow us to pool capital to access larger transactions and diversify investment exposure.

Equity Offerings

We received net proceeds of $140.1 million from the March 2012 Preferred Stock Offering and used $105 million of the proceeds to repay amounts outstanding on our credit facility. We received net proceeds of $106 million from the July 2012 Preferred Stock Offering and used $40.5 million of the proceeds to repay amounts outstanding on our credit facility. We received net proceeds of $149 million from the September 2012 Common Stock Offering and used $35 million of the proceeds to repay amounts outstanding on our credit facility. The remaining proceeds from all offerings were or will be used for our operations and to acquire our target assets. Under our current shelf registration statement filed with the SEC, we may offer up to $594 million in various types of equity securities. These securities may be issued from time to time at our discretion based on our needs and depending upon market conditions and available pricing.

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

Leverage Policies

We have used limited investment-level leverage in the form of government sponsored debt programs, such as the TALF and seller financing provided by the FDIC. We have also used various forms of non-recourse financing such as the assignment of an A-note participation on our 2100 Grand investment, seller-provided financing on the Luxury Destination Club Recourse Loan II and bank loans on the Bulls Loan Portfolio and Florida Multifamily Property Loan, in each case with a debt-to-equity ratio of less than 3-to-1. We have also temporarily used borrowings from our credit facility to finance our investments. While we believe we can achieve attractive yields on an unleveraged basis, we will continue to use prudent amounts of leverage to increase potential returns to our stockholders and/or to finance future investments. Given current market conditions, to the extent that we use borrowings to finance our assets, we currently expect that such leverage would not exceed, on a debt-to-equity basis, a 3-to-1 ratio, except with respect to investments financed with borrowings provided by the FDIC or under government sponsored debt programs, leverage on which we currently expect would not exceed, on a debt-to-equity basis, a 6-to-1 ratio. We consider these leverage ratios to be prudent for our target asset classes. Our decision to use leverage currently or in the future to finance our assets will be based on our Manager’s assessment of a variety of factors, including, among others, the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in our portfolio, the ability to raise additional equity to reduce leverage and create liquidity for future investments, the availability of credit at favorable prices or at all, the credit quality of our assets and our outlook for borrowing costs relative to the interest income earned on our assets. Our decision to use leverage in the future to finance our assets will be at the discretion of our Manager and will not be subject to the approval of our stockholders, and we are not restricted by our governing documents or otherwise in the amount of leverage that we may use. To the extent that we use leverage in the future, we may mitigate interest rate risk through utilization of hedging instruments, primarily interest rate swap and cap agreements, to serve as a hedge against future interest rate increases on our borrowings.

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

We believe that Core Earnings is a useful supplemental measure of our operating performance. The exclusion from Core Earnings of the items specified above allows investors and analysts to readily identify the operating results of the assets that form the core of our activity and assists in comparing those operating results between periods. Core Earnings is also the basis upon which the incentive fee to our Manager is calculated. Also, since some of our competitors use a similar supplemental measure, it facilitates comparisons of operating performance to other similar REITs. However, other REITs may use different methodologies to calculate Core Earnings, and accordingly, our calculation of Core Earnings may not be comparable to other similar REITs that present similar supplemental measures.

Core Earnings does not represent cash flow from operations as defined by GAAP, should not be considered as an alternative to net income as defined by GAAP and is not indicative of cash available to fund all cash flow needs.

A reconciliation of our GAAP net income attributable to common stockholders to Core Earnings is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
GAAP net income attributable to common stockholders	$10,456	$15,794	$34,567	$31,194
Adjustments to GAAP net income to reconcile to Core Earnings:
Noncash equity compensation expense	654	38	3,263	97
Incentive fee	—	88	936	88
Depreciation expense	1,300	—	2,804	—
Net unrealized loss (gain) on derivatives	75	(38)	155	8

Core Earnings	$12,485	$15,882	$41,725	$31,387

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

Interest Rate and Credit Curve Spread Risk

Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Credit curve spread risk is highly sensitive to the dynamics of the markets for commercial real estate loans and securities we hold. Excessive supply of these assets combined with reduced demand will cause the market to require a higher yield. This demand for higher yield will cause the market to use a higher spread over the U.S. Treasury securities yield curve, or other benchmark interest rates, to value these assets. The majority of the performing loans held by our unconsolidated joint ventures are fixed rate loans. As U.S. Treasury securities are priced to a higher yield and/or the spread to U.S. Treasuries used to price the assets increases, the price at which the joint ventures could sell some of the assets may decline. Conversely, as U.S. Treasury securities are priced to a lower yield and/or the spread to U.S. Treasuries used to price the assets decreases, the value of the loan portfolios may increase. In addition, fluctuations in LIBOR rates may affect the amount of interest expense we incur in connection with borrowings under our credit facility, which, based on our current debt ratio, incur interest expense at a per annum rate equal to the sum of, at our election, the one, two, three, six, or twelve-month LIBOR plus 3.5%. As of September 30, 2012, the Company had no outstanding borrowings.

As of September 30, 2012, we and our unconsolidated joint ventures did not have any interest rate hedges. In October 2012, one of our unconsolidated joint ventures obtained an interest rate swap to hedge against interest rate fluctuations. We or our unconsolidated joint ventures may, in the future, utilize a variety of financial instruments, including interest rate swaps, caps, floors and other interest rate exchange contracts, in order to limit the effects of fluctuations in interest rates on our operations. The use of these types of derivatives to hedge interest-earning assets and/or interest-bearing liabilities carries certain risks, including the risk that losses on a hedge position will reduce the funds available for distribution and that such losses may exceed the amount invested in such instruments. A hedge may not perform its intended purpose of offsetting losses of rising interest rates. Moreover, with respect to certain of the instruments used as hedges, we are exposed to the risk that the counterparties with which we trade may cease making markets and quoting prices in such instruments, which may render us unable to enter into an offsetting transaction with respect to an open position. If we anticipate that the income from any such hedging transaction will not be qualifying income for REIT income purposes, we may conduct all or part of our hedging activities through a to-be-formed corporate subsidiary that is fully subject to federal corporate income taxation. Our profitability may be adversely affected during any period as a result of changing interest rates.

Currency Risk

We have foreign currency rate exposures related to our equity investments in joint ventures which hold certain commercial real estate loan investments in Europe. Our sole currency exposure is to the Euro. Changes in currency rates can adversely affect the fair values and earnings of our non-U.S. holdings. As of September 30, 2012, we had approximately €34.5 million, or $44.4 million, in European investments. Net tax-effected accumulated foreign exchange loss on the European investments was approximately $4.4 million, or $3.0 million after hedge gain. A 1% change in the exchange rate would result in a $0.4 million increase or decrease in translation gain or loss on our investments in unconsolidated joint ventures. We mitigate this risk by utilizing currency instruments to hedge the capital portion of our foreign currency risk. The type of hedging instrument that we employed on our European investments was a costless collar (buying a protective put while writing an out-of-the-money covered call with a strike price at which the premium received is equal to the premium of the protective put purchased) which involved no initial capital outlay. The puts were structured with strike prices approximately 10% lower than our cost basis in such investments, thereby limiting any Euro related foreign exchange related fluctuations to approximately 10% of the original capital invested in the deal.

At September 30, 2012, we had nine outstanding collars with an aggregate notional amount of €27.3 million. The maturity dates of such instruments approximate the projected dates of related cash flows for specific investments. Termination or maturity of currency hedging instruments may result in an obligation for payment to or from the counterparty to the hedging agreement. We are exposed to credit loss in the event of non-performance by counterparties for these contracts. To manage this risk, we select major international banks and financial institutions as counterparties and perform a quarterly review of the financial health and stability of our trading counterparties. Based on our review as of September 30, 2012, we do not expect any counterparty to default on its obligations.

The following table summarizes the notional amounts and fair values of our collars as of September 30, 2012:

(In thousands, except exchange rates)
Hedged Asset	Notional Amount	Cap Range (USD/€)	Floor Range (USD/€)	Expiration Date	Net Fair Value
Investment in Spanish REOC/Colonial Loan	€7,800	1.627–1.635	1.340–1.350	December 2012	$482
Investments in German loan portfolios	19,490	1.300–1.510	1.100–1.290	December 2012–July 2015	960

	€27,290				$1,442

ITEM 4.	Controls and Procedures.

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

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2012.

During 2012, the Company entered into a new business segment when it made a series of investments into a newly formed investment platform created for the purpose of acquiring and renting single-family homes. This new business segment implemented and began using a different set of policies and key business processes than the real estate debt-related business, utilizing a separate enterprise resource planning system. The Company will continue to monitor, test and refine this system as part of management’s annual evaluation of internal control over financial reporting.

Except as described above, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As part of our business strategy, we have acquired and expect to continue to acquire interests in single-family homes for the purpose of renting the homes to tenants. To the extent that we own interests in single-family homes, we will be subject to various risks, including the following:

•	our ability to generate revenue from the single-family homes in which we own an interest will be dependent on the ability of tenants to pay rent, and the failure of a significant number of our tenants to pay rent timely or at all or a significant number of lease terminations could have a material adverse effect on our results of operations;

•	the single-family homes in which we own an interest will compete with numerous housing alternatives in attracting residents, including other single-family homes and apartment communities, which may reduce occupancy levels and have a material adverse effect on our revenues;

•	the single-family homes in which we own an interest typically are, and homes we acquire in the future likely will be, located in markets that have been particularly susceptible to adverse local and national economic conditions, and there can be no assurances that future economic downturns will not adversely affect our ability to generate revenue from the homes or cause the market value of the homes to decline significantly;

•	the rental markets in which the single-family homes are located may remain flat or deteriorate, which could limit the extent to which rental rates can be increased to satisfy increased expenses without having a material adverse effect on occupancy rates;

•	if we are unable to lease or re-lease vacant single-family homes, we will be subject to costs, including mortgage payments, insurances premiums, maintenance, real estate taxes and insurance, but will not have a source of revenue to satisfy such costs, which could have a material adverse effect on our results of operations; and

•	we are dependent on the performance of third-party managers to manage the leasing and maintenance of the single-family homes in which we own an interest, and our results of operations could be adversely affected if such third-party managers do not manage the homes in our best interests.

If any of the foregoing risks were to occur, our business and results of operations could be materially and adversely affected.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Mine Safety Disclosures.

Not applicable.

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits.

Exhibit No.	Description
10.1	Second Amendment to Amended and Restated Credit Agreement, dated as of September 17, 2012, among the Company, CFI Mezz Funding, LLC, CFI RE Holdco, LLC, ColFin ESH Funding, LLC, ColFin 2100 Funding, LLC, CFI CorAmerica 2100 Funding, LLC, CFI RE Masterco, LLC, and each wholly-owned subsidiary of the Company that from time to time becomes a co-borrower thereto, as Borrowers, each lender from time to time party thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 20, 2012)

10.2*	Partnership Subscription Agreement for Purchase of An Associate General Partnership Interest in CSFR Operating Partnership, L.P. dated as of July 31, 2012

31.1*	Certification of Richard B. Saltzman, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Darren J. Tangen, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Richard B. Saltzman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Darren J. Tangen, Chief Financial Officer and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	Financial statements from the Quarterly Report on Form 10-Q of Colony Financial, Inc. for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Equity, (5) Consolidated Statements of Cash Flows and (6) Notes to Consolidated Financial Statements

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2012

COLONY FINANCIAL, INC.

By:	/S/ RICHARD B. SALTZMAN
Richard B. Saltzman
Chief Executive Officer and President

By:	/s/ DARREN J. TANGEN
Darren J. Tangen
Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer)