Form 10-K
period 2012-12-31
Colony Financial, Inc.
filed 2013-03-11
CIK 1467076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-34456
COLONY FINANCIAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	27-0419483
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2450 Broadway, 6th Floor Santa Monica, California	90404
(Address of Principal Executive Offices)	(Zip Code)
(310) 282-8820
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange
Series A Cumulative Redeemable Preferred Stock, $0.01 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐		Accelerated Filer	☒
Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $559.9 million as of the last business day of the registrant’s most recently completed second fiscal quarter based upon the price at which the common shares were last sold on that day.
As of March 6, 2013, 64,591,623 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement with respect to its 2013 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year are incorporated by reference into Part III of this Form 10-K.

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
The forward-looking statements contained in this Annual Report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Statements regarding the following subjects, among others, may be forward-looking:

▪	market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy or the demand for commercial real estate loans;

▪
our business and investment strategy, including the ability of CSFR Operating Partnership, L.P. ("CSFR OP") (in which we have a significant investment) to execute its single-family home rental strategy;

▪	our projected operating results;

▪	actions and initiatives of the U.S. government and changes to U.S. government policies and the execution and impact of these actions, initiatives and policies;

▪	the state of the U.S. economy generally or in specific geographic regions;

▪	our ability to obtain and maintain financing arrangements, including securitizations;

▪	the amount of commercial mortgage loans requiring refinancing in future periods;

▪	the availability of attractive investment opportunities;

▪	the availability and costs of debt financing from traditional lenders;

▪	the volume of short-term loan extensions;

▪	the demand for new capital to replace maturing loans;

▪	the amount of capital we intend to invest in our single-family home rental strategy in the near term;

▪	our expected leverage;

▪	general volatility of the securities markets in which we participate;

▪	changes in the value of our assets;

▪	interest rate mismatches between our target assets and any borrowings used to fund such assets;

▪	changes in interest rates and the market value of our target assets;

▪	changes in prepayment rates on our target assets;

▪	effects of hedging instruments on our target assets;

▪	rates of default or decreased recovery rates on our target assets;

▪	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

▪	impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters;

▪	our ability to maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;

▪	our ability to maintain our exemption from registration as an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”);

▪	availability of opportunities to acquire commercial mortgage-related, real estate-related and other securities;

▪	availability of qualified personnel;

▪	estimates relating to our ability to make distributions to our stockholders in the future; and

▪	our understanding of our competition.
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

Our Company
We are a real estate investment and finance company that owns and manages a diversified portfolio of real estate-related debt and equity investments including ownership interests in single-family homes for the purpose of renting the homes to tenants. We were formed on June 23, 2009 as a Maryland corporation and completed our initial public offering (“IPO”) on September 29, 2009. Our investment portfolio and target assets are primarily composed of interests in: (i) secondary loans acquired at a discount to par; (ii) new originations; and (iii) equity in single-family homes to be held for investment and rented to tenants. Secondary debt purchases may include performing, sub-performing or non-performing loans (including loan-to-own strategies). We invest in single-family homes through our investment in CSFR OP, a newly formed investment vehicle sponsored and managed by an affiliate of our Manager.
Our objective is to provide attractive risk-adjusted returns to our investors through a diversified portfolio of real estate-related debt and equity investments, including single-family homes to be rented to tenants. The total return profile of our investments is composed of both current yield, which is distributed through regular-way dividends, and capital appreciation potential, which is distributed through regular-way and/or special dividends.
We are externally managed and advised by our Manager pursuant to the terms of a management agreement. Our Manager is a wholly-owned subsidiary of Colony Capital, a privately held independent global real estate investment firm founded in 1991 by Thomas J. Barrack, Jr., our Executive Chairman.
We are organized and conduct our operations to qualify as a REIT, and generally are not subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our taxable income to stockholders and maintain qualification as a REIT, although we are subject to U.S. federal income tax on income earned through our taxable subsidiaries. We also operate our business in a manner that will permit us to maintain our exemption from registration as an investment company under the 1940 Act.
Our principal executive offices are located at 2450 Broadway, 6th Floor, Santa Monica, CA, 90404. Our telephone number is (310) 282-8820, and our website address is www.colonyfinancial.com.
Our Investment Strategy
We seek to provide attractive risk-adjusted returns to our investors, primarily through real estate and real estate-related debt and equity investments and active management of a diversified portfolio of our target assets. The primary tenet upon which this objective relies is our ability to identify assets from which we can extract value through a combination of current yield and/or capital appreciation. This approach is driven by a disciplined investment strategy, focused on the following:

▪
capitalizing on asset level underwriting experience and market analytics to identify investments with pricing dislocations and attractive risk-return profiles that can be purchased at meaningful discounts to our estimates of intrinsic value;

▪	creating capital appreciation opportunities by resolving sub-performing or non-performing loans through repositioning, restructuring and active management of those assets;

▪	seeking to acquire assets held for sale that are undervalued as a result of operating uncertainty or liquidity constraints;

▪
originating and structuring senior and/or junior loans with attractive return profiles relative to the underlying value and financial operating performance of the real estate collateral and the strength and quality of the sponsorship;

▪
retaining control, where possible, over the formulation and execution of the management strategies with respect to our assets, including the restructuring of non-performing or sub-performing loans, the negotiation of discounted pay-offs or other modification of the terms governing a loan, and, if necessary, the foreclosure and active management of assets underlying non-performing loans in order to reposition them for disposition; and

▪
structuring transactions with a prudent amount of leverage, if any, given the risk of the underlying asset's cash flows, attempting to match the structure and duration of the financing with the underlying asset's cash flows, including through the use of hedges, as appropriate.

In implementing our investment strategy, we utilize our Manager’s and its affiliates’ expertise in identifying attractive investment opportunities primarily within the target asset classes described below, as well as their transaction sourcing, underwriting, execution and asset management and disposition capabilities. Our Manager makes decisions based on a variety of factors, including expected risk-adjusted returns, underlying real estate and credit fundamentals, liquidity, availability of adequate financing, borrowing costs and macro-economic conditions. In addition, all investment decisions are made with a view to maintaining our qualification as a REIT and our exemption from registration as an investment company under the 1940 Act.
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
Our Target Assets
Our primary target asset classes and the principal assets within each class are as follows:

•
Loan Acquisitions. The acquisition of mortgage loans, or portfolios of mortgage loans, secured by first or second liens on commercial properties, including office buildings, industrial or warehouse properties, hotels, retail properties, apartments and properties within other commercial real estate sectors, which may include performing, sub-performing and non-performing loans. In particular, we have invested and intend to continue to invest in portfolios of commercial whole loans acquired from the Federal Deposit Insurance Corporation (the “FDIC”), other governmental agencies and financial institutions. In some cases, we may also acquire a pari passu or junior participation in a whole loan.

•
Mortgage Loan Originations. The origination of whole mortgage loans to commercial property owners and developers. In some cases, we may originate and fund a first mortgage loan with the intention of structuring and selling a senior tranche (“A-note”) and retaining the subordinated tranche (“B-note”). In other cases, we may co-originate and fund a B-note alongside another lender who co-originates and contemporaneously funds the A-note. We may also seek to finance a mortgage loan or loan participation with non-recourse, matched term financing either individually or by contributing a loan into a pooled collateralized loan obligation (“CLO”) securitized financing structure.

•
Mezzanine Loans. The origination or acquisition of loans made to property owners that are subordinate to mortgage debt and are typically secured by pledges of the borrower's ownership interests in the property and/or direct or indirect entities that own the property.

•
Preferred Equity. The origination or acquisition of a preferred equity investment in a commercial property or portfolio of commercial real estate, typically structured to receive cash distributions in seniority to a more junior class of equity. Equity interests may be subordinate to other forms of mortgage or property-level debt. Preferred equity may have a current pay requirement or an ability to accrue the preferred return but in the latter case, accruals usually must be paid current prior to distributions to the more junior equity class. In some cases, we may also invest in the more junior class of equity.

•
Home Ownership/Rental Program. We acquire residential homes from trustee sales, Multiple Listing Service ("MLS"), private investors, financial institutions, government sponsored entities such as Fannie Mae and Freddie Mac, and other sources, which are rented to tenants and held for investment purposes.

•
Loan-to-Own. The acquisition of mortgage loans or other real estate-related loans or debt investments with the expectation of subsequently foreclosing on, or otherwise taking control of, the property securing the loan or investment, which are generally referred to as “loan-to-own” investments.

•
Real Estate Owned Properties. In certain instances, we also may invest in commercial and residential REO properties, which are properties owned by a lender after a loan default and subsequent seizure of collateral.

•
Debtor in Possession (“DIP”) Loans. The origination of super priority loans, generally senior to all other liabilities of the borrower and typically secured by first mortgage liens on real property, designed to allow a borrower to reorganize under supervision of a bankruptcy court.

•	Triple Net Lease Properties. The acquisition of real property that is capable of being, or already, occupied by creditworthy tenants subject to long-term, triple net leases.

•
Commercial Real Estate-Backed Securities. CMBS, collateralized debt obligations ("CDOs") and certain CLOs are securities that are collateralized by, or evidence ownership interests in, a single commercial mortgage loan or a partial or entire pool of mortgage loans secured by commercial properties and/or securities backed by interests in commercial property loans.

•
Minority Equity Ownership Interests in Banks. We also may acquire minority equity ownership interests in commercial banks or similar financial institutions whose primary assets are commercial and residential mortgage loans and/or REO properties.

•
Other Assets.  We may also invest in other commercial real estate-related debt investments, such as loans to REITs and real estate operating companies (“REOCs”) and corporate bonds of REITs and REOCs; residential mortgage-backed securities (“RMBS”); construction/rehabilitation loans; loans to providers of real estate net lease financing; residential mortgage loans or other interests in residential properties; other real estate-related financial assets and investments, including preferred stock and convertible debt securities of REITs and REOCs, credit default swaps and other derivative securities; collateralized debt obligations; and non-real estate-related debt investments.

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
Our investment guidelines do not limit the amount of our equity that may be invested in any particular class or type within our target asset classes. Our investment decisions depend upon prevailing market conditions and may change over time in response to opportunities available in different economic and capital market environments. As a result, we cannot predict the percentage of our equity that will be invested in any particular asset at any given time. We believe that the flexibility of our investment strategy, combined with our Manager’s and its affiliates’ experience executing various investment strategies, enables us to exploit changes in the capital markets and provides attractive risk-adjusted long-term returns to our stockholders throughout the various stages of an economic cycle.
These investment guidelines may be changed or waived from time to time by our board of directors (which must include a majority of our independent directors) without the approval of our stockholders, and we expect to disclose any such changes or waivers to our investment guidelines in the periodic reports we file with the Securities and Exchange Commission (the “SEC”).
Segments
We operate in two reportable segments: real estate debt investments and single-family residential (“SFR”) rentals. The real estate debt investments segment includes our investments in originated and acquired commercial real estate debt, real estate acquired in settlement of loans, mortgage-backed securities, and other debt-related investments. The SFR rental segment represents our investment in CSFR OP. Prior to 2012, our operating activities were exclusively within the real estate debt investments segment. For operating and financial information about segments, see Note 16 to our consolidated financial statements included in this Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Risk Management
Risk management is a significant component of our strategy to deliver consistent risk-adjusted returns to our stockholders. Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our exemption from registration under the 1940 Act, our Manager closely monitors our portfolio and actively manages risks associated with, among other things, our assets and interest rates. In addition, the Audit Committee of our board of directors, in consultation with management, periodically reviews our policies with respect to risk assessment and risk management, including key risks to which we are subject, including credit risk, liquidity risk, financing risk, foreign currency risk and market risk, and the steps that management has taken to monitor and control such risks.
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
Leverage Policies
We occasionally use limited investment-level financing such as the seller financing provided by the FDIC and non-recourse financing such as the assignment of an A-note participation on our 2100 Grand investment, seller-provided financing on the Luxury Destination Club Recourse Loan II and bank loans on some of our loan and loan portfolio acquisitions and originations, in each case with a debt-to-equity ratio of less than 3-to-1. We have also temporarily used borrowings from our credit facility to finance our investments. While we believe we can achieve attractive yields on an unleveraged basis, we will continue to use prudent amounts of leverage to increase potential returns to our stockholders and/or to finance future investments. Given current market conditions, to the extent that we use borrowings to finance our assets, we currently expect that such leverage typically would not exceed, on a debt-to-equity basis, a 3-to-1 ratio, except with respect to investments financed with borrowings provided by the FDIC or under government sponsored debt programs, leverage on which we currently expect would not exceed, on a debt-to-equity basis, a 6-to-1 ratio. We consider these leverage ratios to be prudent for our target asset classes. Our decision to use leverage currently or in the future to finance our assets will be based on our Manager’s assessment of a variety of factors, including, among others, the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in our portfolio, the ability to raise additional equity to reduce leverage and create liquidity for future investments, the availability of credit at favorable prices or at all, the credit quality of our assets and our outlook for borrowing costs relative to the interest income earned on our assets. Our decision to use leverage in the future to finance our assets will be at the discretion of our Manager and will not be subject to the approval of our stockholders, and we are not restricted by our governing documents or otherwise in the amount of leverage that we may use. To the extent that we use leverage in the future, we may mitigate interest rate risk through utilization of hedging instruments, primarily interest rate swap and cap agreements, to serve as a hedge against future interest rate increases on our borrowings.
Our Manager
We are externally managed and advised by our Manager. Each of our officers is an executive of Colony Capital. However, Darren J. Tangen, our chief operating officer and chief financial officer, is seconded exclusively to us pursuant to a secondment agreement with Colony Capital.
Our Manager provides the day-to-day management of our operations in conformity with the investment guidelines and other policies that are approved and monitored by our board of directors. Our Manager is responsible for (1) the selection, purchase and sale of our portfolio investments, (2) our financing activities, and (3) providing us with investment advisory services.
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
1940 Act Exemption
We intend to continue to conduct our operations so that we are not required to register as an investment company under the 1940 Act. Section 3(a)(1)(A) of the 1940 Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the 1940 Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis. Excluded from the term “investment securities,” among other things, are U.S. Government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the 1940 Act.
We are organized as a holding company that conducts its businesses primarily through wholly-owned or majority-owned subsidiaries, and we intend to continue to conduct our operations so that we do not come within the definition of an investment company because less than 40% of the value of our total assets on an unconsolidated basis will consist of “investment securities.” The securities issued to us by any wholly-owned or majority-owned subsidiaries that we form that are relying on the exception from the definition of “investment company” contained in Section 3(c)(1) or 3(c)(7) of the 1940 Act, together with any other investment securities we may own, may not have a value in excess of 40% of the value of our total assets on an unconsolidated basis. We monitor our holdings to ensure continuing and ongoing compliance with this test. In addition, we believe we are not considered an investment company under Section 3(a)(1)(A) of the 1940 Act because we do not engage primarily and do not hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through our wholly-owned and majority-owned subsidiaries, we are primarily engaged in the non-investment company businesses of these subsidiaries.
We believe that certain of our subsidiaries qualify for an exemption from registration under the 1940 Act as an investment company pursuant to Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exemption generally requires that at least 55% of such subsidiaries' assets must be comprised of qualifying assets and at least 80% of each of their portfolios must be comprised of qualifying assets and real estate-related assets under the 1940 Act. Each of our subsidiaries relying on Section 3(c)(5)(C) relies on guidance published by the SEC staff or on our analyses of guidance published with respect to other types of assets to determine which assets are qualifying real estate assets and real estate-related assets. The SEC staff has not, however, published guidance with respect to the treatment of some of these assets under Section 3(c)(5)(C). To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategy accordingly. In addition, we have been and in the future may be limited in our ability to make certain investments and these limitations could result in the subsidiary holding assets we might wish to sell or selling assets we might wish to hold.
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
Competition
Our profitability depends, in large part, on our ability to acquire our target assets at attractive prices. We are subject to significant competition in acquiring assets. In particular, we compete with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds, commercial and investment banks, hedge funds, mortgage bankers, commercial finance and insurance companies, governmental bodies and other financial institutions. In addition, there are several REITs with similar investment objectives, including a number that have been recently formed, and others may be organized in the future. These other REITs increase competition for the available supply of commercial mortgage and other real estate-related assets suitable for purchase or origination and single-family homes for purchase. Some of our competitors have greater financial resources, access to lower costs of capital and access to funding sources that may not be available to us, such as funding from the U.S. Government, if we are not eligible to participate in programs established by the U.S. Government. In addition, some of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the 1940 Act. Furthermore, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, or pay higher prices, than we can. Current market conditions may attract more competitors, which may increase the competition for our target assets. An increase in the competition for such assets may increase the price of such assets, which may limit our ability to generate attractive risk-adjusted returns for our stockholders, thereby adversely affecting the market price of our common stock.
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
Recent Legislative Changes
 The American Taxpayer Relief Act of 2012 (“ATRA”) was enacted on January 3, 2013. Certain provisions of U.S. federal income tax law relating to capital gain taxation (including the taxation of capital gain dividends) and the applicability of capital gain rates to dividends designated as “qualified dividend income” were scheduled to “sunset” and revert to provisions of prior law for taxable years beginning after December 31, 2012. ATRA has modified those rules. For taxable years beginning after 2012, for noncorporate taxpayers, both the maximum capital gain tax rate (for gain other than “unrecaptured section 1250 gain”) and the maximum rate applicable to qualified dividend income generally is 20%. In addition, dividends payable by REITs to U.S. stockholders that are individuals, trusts and estates may be subject to up to a 39.6% U.S. federal income tax rate.
 In addition, we may be subject to tax at the highest applicable corporate rate on the gain we recognize from the disposition of an asset acquired from a non-REIT C corporation in a carry-over basis transaction to the extent of the “built-in gain” in the asset. Built-in gain is the amount by which an asset’s fair market value exceeds its adjusted tax basis at the time we acquire the asset. In general, this tax applies for a period of 10 years beginning with the day the property of a non-REIT C corporation is transferred to us in a carry-over basis transaction (the “recognition period”). Pursuant to ATRA, the recognition period is reduced to 5 years for assets sold in 2012 or 2013. Absent further legislation, the recognition period will revert to 10 years in 2014.
Employees
We are externally managed by our Manager pursuant to the management agreement between our Manager and us. All of our officers are employees of our Manager or its affiliates, and we do not have any employees. However, Mr. Tangen is seconded exclusively to us pursuant to a secondment agreement with Colony Capital.
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
We are externally advised by our Manager, which is a wholly-owned subsidiary of Colony Capital, and all of our officers are employees of our Manager or its affiliates, including Colony Capital. Pursuant to our management agreement, our Manager is obligated to supply us with substantially all of our senior management team, and Mr. Tangen is seconded exclusively to us pursuant to a secondment agreement with Colony Capital. Subject to investment, leverage and other guidelines or policies adopted by our board of directors, our Manager has significant discretion regarding the implementation of our investment and operating policies and strategies. Accordingly, we believe that our success depends significantly upon the experience, skill, resources, relationships and contacts of the executive officers and key personnel of our Manager and its affiliates. Executive officers and key personnel of our Manager and Colony Capital evaluate, negotiate, close and monitor our investments; therefore, our success depends on their continued service. The departure of any member of our management from Colony Capital, particularly Thomas J. Barrack, Jr., our Executive Chairman, and Richard B. Saltzman, our Chief Executive Officer and President, or such officers or personnel otherwise becoming unavailable to manage our business could have a material adverse effect on our performance.
Neither our Manager nor Colony Capital is obligated to dedicate any specific personnel exclusively to us nor are they or their personnel (other than Mr. Tangen) obligated to dedicate any specific portion of their time to the management of our business. As a result, we cannot provide any assurances regarding the amount of time our Manager or Colony Capital will dedicate to the management of our business. Moreover, each of our officers and non-independent directors is also an employee of our Manager or one of its affiliates, and, other than Mr. Tangen, has significant responsibilities for other investment vehicles currently managed by Colony Capital and its affiliates, and may not always be able to devote sufficient time to the management of our business. Consequently, we may not receive the level of support and assistance that we otherwise might receive if we were internally managed.
In addition, we offer no assurance that our Manager will remain our manager or that we will continue to have access to our Manager’s principals and professionals. The initial term of our management agreement with our Manager, and the investment advisory agreement between our Manager and Colony Capital expired on September 29, 2012 (the third anniversary of the completion of the IPO) and was automatically renewed for a one-year term. The management agreement may be terminated upon at least 180 days’ prior written notice to the Manager. If the management agreement or the investment advisory agreement is terminated or not renewed and no suitable replacement is found to manage us, we may not be able to execute our business plan, which could have a material adverse effect on our results of operations and our ability to make distributions to our stockholders.

There are various conflicts of interest in our relationship with Colony Capital and its affiliates, including our Manager, which could result in decisions that are not in the best interests of our stockholders.
We are subject to conflicts of interest arising out of our relationship with Colony Capital and its affiliates, including our Manager. Each of our officers and non-independent directors are employees of Colony Capital and certain of its affiliates, and may have conflicts between their duties to us and their duties to, and interests in, Colony Capital and its other investment funds, including investments in certain of our assets. The activities of other investment funds managed by Colony Capital or its affiliates could restrict our ability to pursue certain asset acquisitions or take other actions related to our business. Further, at times when there are turbulent conditions in the mortgage markets or distress in the credit markets or other times when we will need focused support and assistance from our Manager and its key personnel, Colony Capital’s other clients may likewise require greater focus and attention, placing Colony Capital’s resources in high demand. In such situations, we may not receive the level of support and assistance that we may receive if we were internally managed or if our Manager’s key personnel did not have investment management responsibilities for other entities. In particular, Colony Capital or its affiliates currently manage funds that may compete with us with respect to our target assets. As a result, there may be certain situations where our officers allocate assets that may be suitable for us to such other funds. There is no assurance that the investment allocation agreement that addresses some of the conflicts relating to our assets will be adequate to address all of the conflicts that may arise.
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
Many of our investment activities have been structured as co-investments with one or more of the Co-Investment Funds. Accordingly, because affiliates of Colony Capital also manage the Co-Investment Funds and also may participate indirectly in the investments made by such Co-Investment Funds, and because fees payable to such affiliates by the Co-Investment Funds may be more advantageous than fees payable to our Manager, our interests in such investments may conflict with the interests of the Co-Investment Funds, and our Manager or its affiliates may take actions that may not be most favorable to us, including in the event of a default or restructuring of the assets subject to co-investment rights.
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
Termination of the management agreement with our Manager without cause may be difficult and costly. Our independent directors review our Manager’s performance and the fees that may be payable to our Manager annually and the management agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent directors based upon: (1) our Manager’s unsatisfactory performance that is materially detrimental to us; or (2) a determination that the management fees payable to our Manager are not fair, subject to our Manager’s right to prevent termination based on unfair fees by accepting a reduction of management fees agreed to by at least two-thirds of our independent directors. Our Manager will be provided 180 days prior written notice of any such a termination. Additionally, upon such a termination without cause, the management agreement provides that we will pay our Manager a termination fee equal to three times the sum of (a) the average annual base management fee and (b) the average annual incentive fee earned by the Manager, in each case during the prior 24-month period immediately preceding such termination, calculated as of the end of the most recently completed fiscal quarter before the date of termination.
The management agreement automatically renews for a one-year term on each anniversary of our IPO; provided, however, that our Manager may terminate the management agreement upon 180 days prior written notice. If the management agreement is terminated and we are unable to identify a suitable replacement to manage us, we may not be able to execute our business plan.
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
Pursuant to the management agreement, our Manager will not assume any responsibility other than to render the services called for thereunder and will not be responsible for any action of our board of directors in following or declining to follow its advice or recommendations. Our Manager maintains a contractual, as opposed to a fiduciary, relationship with us. Under the terms of the management agreement, our Manager, its officers, members, personnel, any person controlling or controlled by our Manager and any person providing sub-advisory services to our Manager will not be liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the management agreement, except those resulting from acts constituting gross negligence, willful misconduct, bad faith or reckless disregard of our Manager’s duties under the management agreement. In addition, we have agreed to indemnify our Manager and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the management agreement, except where attributable to gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the management agreement.
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
We have conducted, and intend to continue to conduct, our operations so as not to become regulated as an investment company under the 1940 Act. Section 3(a)(1)(A) of the 1940 Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the 1940 Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer's total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis. Excluded from the term “investment securities,” among other things, are U.S. Government securities and securities issued by majority- owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the 1940 Act. Because we are a holding company that conducts its businesses primarily through wholly-owned or majority-owned subsidiaries, the securities issued by such subsidiaries that are relying on the exception from the definition of “investment company” contained in Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities we may own, may not have a combined value in excess of 40% of the value of our total assets on an unconsolidated basis. This requirement limits the types of businesses in which we may engage through our subsidiaries.
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

•
we may not be in a position to exercise sole decision-making authority regarding the asset or joint venture, which could create the potential risk of creating impasses on decisions, such as asset acquisitions or dispositions;

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
As part of our business strategy, through our investment in CSFR OP, we have acquired and expect to continue to acquire interests in single-family homes for the purpose of renting the homes to tenants. To the extent that we own interests in single-family homes, we will be subject to various risks, including the following:

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

•
CSFR OP will compete for attractive acquisition opportunities against other sources of capital, including other private investment funds, pension funds and their advisors, individual home buyers, public and private REITs, foreign investors and various types of financial institutions and their affiliates, which could limit suitable investment opportunities or decrease returns and may have a material adverse effect on our revenues;

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

•
the single-family homes in which we hold an interest are illiquid assets. Real estate investments generally cannot be disposed of quickly, especially when market conditions are poor, which could limit CSFR OP's ability to vary its portfolio promptly in response to changes in economic or other conditions and its ability to utilize sales proceeds as a source of liquidity, which may have a material adverse effect on our revenues;

•
if we are unable to lease or re-lease vacant single-family homes, we will be subject to costs, including mortgage payments, insurance premiums, maintenance and real estate taxes, but will not have a source of revenue to satisfy such costs, which could have a material adverse effect on our results of operations;

•
we are dependent on the performance of third-party managers to manage the leasing and maintenance of the single-family homes in which we own an interest, and our results of operations could be adversely affected if such third-party managers do not manage the homes in our best interests; and

•
federal, state and local laws, regulations and ordinances, including landlord/tenant laws and regulations, could exist or be adopted that affect the terms of the leases to which the single-family homes are subject, which could affect our ability to manage the properties in a cost-effective manner.

If any of the foregoing risks were to occur, our business and results of operations could be materially and adversely affected.
CSFR OP may not be able to identify and make additional investments that are consistent with its investment objectives, which could have a material adverse effect on our business and results of operations.
CSFR OP has not yet identified anticipated future investments. We rely on the ability of CSFR OP's manager to identify, acquire and manage investments. Because such investments will occur over time, adverse changes in the financial and other relevant markets may reduce the number of investment opportunities available. CSFR OP may be unable to find a sufficient number of attractive opportunities to meet its investment objectives. CSFR OP's business may also be adversely affected if CSFR OP overvalues a property, if it is unable to quickly and efficiently renovate and lease its investment properties and/or if cost estimates for acquiring investment properties prove inaccurate, which could have a material adverse effect on our business and results of operations to the extent that CSFR OP's ability to make distributions to us is affected.
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
Our real estate investments, including the real estate investments in which we hold an indirect interest through CSFR OP, are subject to various risks, including:

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

To the extent that we acquire equity interests in real estate either directly, or indirectly through our investment in CSFR OP, we will depend on tenants for revenue and, accordingly, lease terminations and/or tenant defaults, particularly by one or more large tenants, could have a material adverse effect on us.
To the extent that we acquire direct or indirect equity interests in commercial or residential real estate including our investment in CSFR OP, the success of our investments will depend on the financial stability of our tenants, any of whom may experience a change in their business or economic status at any time. If current economic conditions do not stabilize or worsen, tenants occupying the commercial or residential real estate that we may acquire may delay lease commencements, decline to extend or renew their leases upon expiration, fail to make rental payments when due, or declare bankruptcy. Any of these actions could result in the termination of the tenants' leases, or expiration of existing leases without renewal, and the loss of rental income attributable to the terminated or expired leases. In the event of a tenant default or bankruptcy, we or CSFR OP may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment and re-letting our property. If a significant number of leases, or leases for one or more large tenants, are terminated or defaulted upon, we or CSFR OP may be unable to lease the property for the rent previously received or sell the property without incurring a loss. In addition, significant expenditures, such as mortgage payments, real estate taxes and insurance and maintenance costs, are generally fixed and do not decrease when revenues at the related property decrease. If any of the foregoing were to occur, it could have a material adverse effect on our cash flows, results of operations and our ability to make distributions to our stockholders.
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
In January 2012, we and a co-investment fund, through ColFin JIH Propco, LLC (“JIH Propco”), foreclosed on a mezzanine loan that was secured by the equity interests in an entity that owned and operated a portfolio of 103 limited service hotels and took title to the equity interests in such entity. As a result, we own an indirect interest in the hotels previously owned and operated by such entity. In October 2012, the debtors on the mortgage loan secured by the hotel properties, which are now wholly-owned subsidiaries of JIH Propco, filed a plan of reorganization with the U.S. Bankruptcy Court for the District of Delaware. The plan was approved and accomplished a number of matters, including a restructure of the existing debt, the sale of a minority equity interest to our new partners, a change in hotel management, and a re-flagging of the hotels with various nationally recognized brands. Following the reorganization, the properties are owned by one of our subsidiaries and leased to another of our subsidiaries that operates the properties. Our indirect ownership and operation of the hotels subjects us to various risks common to the lodging industry that could adversely affect our results of operations, including, among others, the following:

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

•
The lodging industry has been adversely affected by the recent economic recession and continued economic uncertainty to a greater extent than many other industries. If the anticipated economic recovery continues to be weak and protracted, or if the U.S. economy falls into another recession, the performance of the hotels could be materially and adversely affected;

•	To maintain our qualification as a REIT for U.S. federal income tax purposes, we generally cannot operate or manage the hotels.

•
Consequently, we will not control the day-to-day operation of the hotels and must rely on the ability of the third-party hotel managers to operate the hotels successfully and in our best interests. As a result, we are subject to the risk that the third-party managers do not perform to our expectations or otherwise do not manage the hotels in our best interests;

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
These investments will also subject us to the risks inherent with real estate-related investments referred to in our Annual Report, including the risks described with respect to commercial properties and similar risks, including:

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
Residential mortgage loans are secured by single-family residential property and are subject to risks of delinquency, foreclosure and loss. The ability of a borrower to repay a loan secured by a residential property typically is dependent upon the income or assets of the borrower. A number of factors, including a general economic downturn, acts of God, terrorism, social unrest and civil disturbances, may impair borrowers’ abilities to repay their loans. In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. In addition, if the federal or a U.S. state government imposes freezes on the ability of lenders to foreclose on residential property or requires lenders to modify loans, we may be precluded from foreclosing on, or exercising other remedies with respect to, the property underlying loans, or may be required to accept modifications not favorable to us.
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
A decline in the fair market value of our assets may require us to recognize an “other-than-temporary” impairment against such assets under accounting principles generally accepted in the United States of America (“GAAP”) if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery to the amortized cost of such assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be other-than-temporarily impaired. Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale. If we experience a decline in the fair value of our assets, our results of operations, financial condition and our ability to make distributions to our stockholders could be materially and adversely affected.
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

Our credit facility matures on August 30, 2013. If we are unable to extend our credit facility, or are unable to do so on favorable terms, we may be required to sell assets, raise additional equity or other capital and/or obtain additional financing prior to final maturity, which could materially adversely affect our growth prospects, financial condition and ability to make distributions to our stockholders.
Our credit facility matures on August 30, 2013. Any loans outstanding under the credit facility upon maturity will convert automatically to fully amortizing one-year term loans payable in quarterly installments. If we are unable to extend our credit facility, or are unable to do so on favorable terms, we may be required to sell assets, raise additional equity or other capital and/or obtain additional financing prior to final maturity, which could materially adversely affect our growth prospects, financial condition and ability to make distributions to our stockholders. In addition, the obligations under our credit facility are subject to mandatory prepayment in certain circumstances, including:

•	if the total amount outstanding under our credit facility exceeds the amount allowed to be drawn against the applicable borrowing capacity;

•	if we issue and sell any equity securities; and

•	if we receive payments representing a return of capital in respect of any commercial mortgage loan or other commercial real-estate related debt investment that we own
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
Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. We own an interest in a subsidiary REIT that that has elected to be taxed as a REIT under the U.S. federal income tax laws. Our subsidiary REIT is subject to the various REIT qualification requirements and other limitations described herein that are applicable to us. If our subsidiary REIT were to fail to qualify as a REIT, then (i) the subsidiary REIT would become subject to U.S. federal income tax, (ii) our ownership of shares in such subsidiary REIT would cease to be a qualifying asset for purposes of the asset tests applicable to REITs, and (iii) it is possible that we would fail certain of the asset tests applicable to REITs, in which event we would fail to qualify as a REIT unless we could avail ourselves of certain relief provisions. New legislation, court decisions or administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for us to qualify as a REIT. Certain rules applicable to REITs are particularly difficult to interpret or to apply in the case of REITs investing in real estate mortgage loans that are acquired at a discount, subject to work-outs or modifications, or reasonably expected to be in default at the time of acquisition. In addition, our ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes.
If we do not qualify as a REIT or fail to remain qualified as a REIT, we will be subject to U.S. federal income tax and potentially to additional state and local taxes which would reduce the amount of cash available for distribution to our stockholders.
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
To qualify as a REIT, we are required to satisfy certain gross income and asset tests. Our ability to satisfy the gross income and asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis (which, based on the types of assets we own, can fluctuate rapidly, significantly and unpredictably). Moreover, the proper classification of an instrument as debt or equity for U.S. federal income tax purposes may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements as described below. In addition, we will be required to make estimates of or otherwise determine the value of real property that is collateral for our mortgage loan assets. In some cases, the real property will be under construction or the subject of significant improvements, making such collateral even more difficult to value. There can be no assurance that the IRS would not challenge our valuations or valuation estimates of this collateral. Accordingly, there can be no assurance that the IRS will not contend that our interests in subsidiaries or in securities of other issuers will not cause a violation of the REIT requirements.
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
Dividends payable by REITs do not qualify for the preferential tax rates available for some dividends.
The maximum U.S. federal income tax rate applicable to income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates was 15% through 2012 and increased to 20% beginning on January 1, 2013. Dividends payable by REITs, however, generally are not eligible for the preferential tax rates on qualified dividend income. Although this legislation does not adversely affect the taxation of REITs or dividends payable by REITs, to the extent that the preferential rates continue to apply to regular corporate qualified dividends, investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.
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
Our ability to qualify as a REIT could be adversely affected by our ownership of equity interests in an entity that owns a portfolio of hotels if our leases with these hotels are not respected as true leases for U.S. federal income tax purposes, if our TRS fails to qualify as a “taxable REIT subsidiary” under the Internal Revenue Code, if our hotel manager does not qualify as an “eligible independent contractor,” or if our hotels are not “qualified lodging facilities.”

•
We lease hotels to a TRS. If the leases with our TRS are not respected as true leases for U.S. federal income tax purposes, we may fail to qualify as a REIT. For the rent paid pursuant to the hotel leases with our TRS to qualify for purposes of the gross income tests, the leases must be respected as a true lease for U.S. federal income tax purposes and must not be treated as a service contract, joint venture or some other type of arrangement. We structured our leases so that the lease will be respected as a true lease for U.S. federal income tax purposes, but there can be no assurance that the IRS will agree with this characterization.

•
If our TRS fails to qualify as a “taxable REIT subsidiary” under the Internal Revenue Code, we could fail to qualify as a REIT. Rent paid by a lessee that is a “related party tenant” of ours is not qualifying income for purposes of the two gross income tests applicable to REITs. So long as the TRS lessee qualifies as a TRS, it will not be treated as a “related party tenant” with respect to our properties that are managed by a qualifying independent hotel management company. We believe that our TRS qualifies to be treated as a TRS for U.S. federal income tax purposes, but there can be no assurance that the IRS will not challenge the status of our TRS for U.S. federal income tax purposes or that a court would not sustain such a challenge.

•
If our hotel manager does not qualify as an “eligible independent contractor” or if our hotels are not “qualified lodging facilities,” we could fail to qualify as a REIT. Each property with respect to which our TRS lessee pays rent must be a “qualified lodging facility.” As of the date hereof, we believe that all of the hotels leased to our TRS are qualified lodging facilities. The REIT provisions of the Internal Revenue Code provide only limited guidance for making determinations under the requirements for qualified lodging facilities, and there can be no assurance that these requirements will be satisfied in all cases. The hotel management company that entered into a management contract with our TRS must qualify as an “eligible independent contractor” under the REIT rules in order for the rent paid to us by our TRS to be qualifying income for our REIT income test requirements. Complex ownership attribution rules apply for purposes of these ownership thresholds. Although we intend to monitor ownership of our stock by our hotel manager and its owners, and certain provisions of our charter are designed to prevent ownership of our stock in violation of these rules, there can be no assurance that these ownership levels will not be exceeded.

ITEM 1B. Unresolved Staff Comments.
None

ITEM 2. Properties.
Our executive and administrative office is located at 2450 Broadway, 6th Floor, Santa Monica, CA 90404. Pursuant to the management agreement between us and our Manager, our Manager is responsible for providing offices necessary for all operations and, accordingly, all lease responsibilities belong to our Manager.

Investment Properties
Single-Family Homes—We invest in single-family residential properties for rental through our equity investment in CSFR OP (see "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Investments." The following table presents certain information related to single-family residential properties held for investment by CSFR OP at December 31, 2012:

Market	Number of Units (1)	Total Cost Basis (in thousands) (2)	Average Cost Per Unit (in thousands)	Average Unit Size (Square Feet)	Estimated Average Cost Per Square Foot	Average Monthly Rent for Leased Properties	Average Age in Years
Properties wholly-owned by CSFR OP:
Arizona	823	$90,303	$110	1,548	$71	$901	25.1
California	1,131	223,528	198	1,658	119	1,572	38.6
Colorado	150	18,429	123	1,662	74	1,345	40.9
Georgia	1,020	83,397	82	1,738	47	986	23.3
Nevada	193	23,132	120	1,676	72	1,036	15.5
Texas	912	104,436	115	1,784	64	1,262	9.6
	4,229	543,225	128	1,678	77	1,183	24.9
Jointly-owned properties (3)	1,176	158,227	135	1,715	78	1,094	30.2
	5,405	$701,452	$130	1,710	$76	$1,165	25.9

(1)
Represents total housing units, which are leased separately from any other housing units. No property with a single deed has more than four housing units, and less than 2% of our wholly owned properties have more than one housing unit.

(2)	Includes acquisition and renovation costs incurred through December 31, 2012.

(3)	Jointly-owned properties are owned through a joint venture with Fannie Mae in which CSFR OP currently has a managing member interest.
Hotel Properties—We and a Co-Investment Fund, through a joint venture, collectively own an approximate 94% interest in 103 limited service hotels that we acquired through a foreclosure process. Our effective ownership interest in each of the hotels, based upon our percentage interest in the joint venture, is 31%. The hotel operations are managed by a minority equity partner. The following table presents certain information related to our hotel properties at December 31, 2012:

State	Number of Properties	Number of Rooms
Alabama	18	967
Florida	6	390
Georgia	21	1,198
Illinois	2	239
Indiana	8	871
Kentucky	3	305
Louisiana	3	213
Mississippi	6	349
North Carolina	12	601
South Carolina	10	575
Tennessee	12	780
Virginia	2	122
	103	6,610
For the year ended December 31, 2012, the average occupancy rate, average daily rate (ADR) of occupied rooms and revenue per available room (RevPAR) were 55%, $60 and $33, respectively. RevPAR is defined as the product of ADR and the average daily occupancy, and does not include revenues from food and beverage or parking, telephone, or other guest services generated by the property.

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
The JIH Lenders brought suit in the Supreme Court of the State of New York, County of New York against Gramercy Warehouse Funding I LLC and Gramercy Loan Services LLC (collectively, “Gramercy”) claiming that Gramercy breached the intercreditor agreement for Jameson by causing the Mezz 2 Borrower to file for bankruptcy, and seeking damages that it incurred as a result of such bankruptcy filing. Gramercy brought counterclaims against the JIH Lenders for breach of the intercreditor agreement, tortious interference with contract and related claims, seeking damages of not less than $80 million.
The JIH Lenders entered into mediation with Gramercy and on December 31, 2012, the JIH Lenders entered into a global settlement agreement with Gramercy and other parties pursuant to which all parties released the others from all claims relating to these matters in consideration of payments to the JIH Lenders in the amount of $8.4 million. Such payments were funded and disbursed in January 2013.

ITEM 4. Mine Safety Disclosures.
Not applicable.

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol “CLNY.” The following table illustrates the high, low and closing prices as reported on the NYSE and cash dividends declared by quarter during 2012 and 2011.

Quarter Ended	High	Low	Close	Cash Dividends Declared Per Share of Common Stock
March 31, 2011	$21.45	$18.77	$18.83	$0.32
June 30, 2011	18.83	17.76	18.07	0.32
September 30, 2011	18.56	12.92	12.92	0.33
December 31, 2011	16.42	11.92	15.71	0.34
March 31, 2012	17.38	15.64	16.38	0.34
June 30, 2012	17.41	16.16	17.30	0.35
September 30, 2012	20.10	17.22	19.48	0.35
December 31, 2012	20.28	18.40	19.50	0.40	(1)

(1)	Reflects our quarterly dividend of $0.35 per common share and a special dividend of $0.05 per common share.
On March 6, 2013, the last reported sale price of our common stock on the NYSE was $21.95 and there were 50 holders of record of our common stock.
Holders of our common stock are entitled to receive distributions if and when the board of directors authorizes and declares distributions. The board of directors has not established any minimum distribution level. In order to maintain our qualification as a REIT, we intend to pay dividends to our stockholders that, on an annual basis, will represent at least 90% of our taxable income (which may not necessarily equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gains. In addition, our amended credit facility limits the annual amount of distributions we can make to the greater of (i) 95% of our net income adjusted by any non-cash impairment charges, write-downs or losses and (ii) 110% of our taxable income.
Performance Graph
The following graph compares the cumulative total return on our common stock from September 24, 2009 (the date on which our common stock began trading on the NYSE) to the NYSE closing price per share on December 31, 2012 with the cumulative total returns on the Standard & Poor’s 500 Composite Stock Price Index (the “S&P 500 Index”) and the FTSE National Association of Real Estate Investment Trusts Mortgage REIT Index (the “FTSE NAREIT MREIT Index”). The graph assumes the investment of $100 in our common stock and each of the indices on September 24, 2009 and the reinvestment of all dividends. The return shown on the graph is not necessarily indicative of future performance.

Unregistered Sales of Equity Securities
During the year ended 2012, we issued 65,703 shares of common stock to our Manager at a weighted average price of $18.22 per share in settlement of incentive fees due to the Manager pursuant to the Management Agreement.  The issuance of these shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.

ITEM 6. Selected Financial Data.
The following selected financial data are derived from our audited financial statements and should be read in conjunction with the more detailed information contained in the financial statements and accompanying notes included in Item 15 of this Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
We commenced operations upon completion of our IPO on September 29, 2009 and have been actively investing in our target assets. Due to our ongoing capital raising and investment activities, the selected financial data presented below do not reflect comparable year over year results, nor are they indicative of future financial condition or results of operations.

	Year Ended December 31,			Period from June 23, 2009 (Date of Inception) to December 31,
(In thousands, except share and per share data)	2012	2011	2010	2009
Statements of Operations Data:
Equity in income of unconsolidated joint ventures	$68,737	$46,720	$24,227	$663
Interest income	36,445	16,775	3,158	428
Other income from affiliates	1,973	1,974	40	—
Total income	107,155	65,469	27,425	1,091
Management fees	18,982	8,477	3,542	196
Investment expenses	2,977	2,793	442	175
Interest expense	8,248	3,011	555	—
Administrative expenses	6,346	5,780	5,343	1,118
Total expenses	36,553	20,061	9,882	1,489
Other (loss) gain, net	(232)	(853)	454	-
Income (loss) before income taxes	70,370	44,555	17,997	(398)
Income tax provision	2,165	1,191	243	-
Net income (loss)	68,205	43,364	17,754	(398)
Net income attributable to noncontrolling interests	6,194	1,104	23	2
Net income (loss) attributable to Colony Financial, Inc.	62,011	42,260	17,731	(400)
Preferred dividends	13,915	—	—	—
Net income (loss) attributable to common stockholders	$48,096	$42,260	$17,731	$(400)
Share Data:
Net income (loss) per share attributable to common stockholders–basic	$1.33	$1.47	$1.20	$(0.06)
Net income (loss) per share attributable to common stockholders–diluted	$1.32	$1.46	$1.18	$(0.06)	(1)
Dividends per common share	$1.44	$1.31	$0.97	$0.07
Weighted average number of common shares outstanding—basic	35,925,600	28,732,200	14,716,200	6,963,000
Weighted average number of common shares outstanding—diluted	35,943,200	28,993,700	15,003,700	6,963,000

	Year Ended December 31,			Period from June 23, 2009 (Date of Inception) to December 31,
(In thousands, except share and per share data)	2012	2011	2010	2009

Balance Sheet Data—At Period End:
Investments in unconsolidated joint ventures	$877,081	$443,500	$248,750	$129,087
Loans receivable, net	333,569	232,619	69,929	—
Beneficial interests in debt securities, available-for-sale, at fair value	32,055	32,427	—	—
Total assets	1,435,567	727,519	390,457	287,529
Line of credit borrowings	—	69,000	20,000	—
Secured financing	108,167	13,845	14,000	—
Deferred underwriting discounts and commissions payable	—	—	11,500	11,500
Total liabilities	152,537	114,029	57,178	14,112
Total stockholders' equity	1,223,331	602,976	333,039	273,377
Total equity	1,283,030	613,490	333,279	273,417

Other Data:
Core Earnings (Loss) (2)	$59,762	$43,243	$17,798	$(385)
Cash flows provided by (used in):
Operating activities	71,026	24,417	9,857	(385)
Investing activities	(425,977)	(366,433)	(178,660)	(129,329)
Financing activities	521,278	279,646	77,716	287,044

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

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our financial statements and accompanying notes included in Item 15 of this Annual Report and the risk factors discussed under Item 1A, “Risk Factors.”

Overview
We are an externally managed real estate investment and finance company that was organized in June 2009 primarily to acquire, originate and manage a diversified portfolio of real estate-related debt and equity investments at attractive risk-adjusted returns. Our investment portfolio and target assets are primarily composed of interests in: (i) secondary loans acquired at a discount to par; (ii) new originations; and (iii) equity in single-family homes to be held for investment and rented to tenants. Secondary debt purchases may include performing, sub-performing or non-performing loans (including loan-to-own strategies). We invest in single-family homes through our investment in CSFR OP, a newly formed investment vehicle sponsored and managed by an affiliate of our Manager.
We are organized and conduct our operations to qualify as a REIT, and generally are not subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our taxable income to stockholders and maintain qualification as a REIT, although we are subject to U.S. federal income tax on income earned through our taxable subsidiaries. We also operate our business in a manner that will permit us to maintain our exemption from registration under the 1940 Act.
Business Objective and Outlook
Our objective is to provide attractive risk-adjusted returns to our investors through a diversified portfolio of real estate-related debt and equity investments, including single-family homes to be rented to tenants. The total return profile of our investments is composed of both current yield, which is distributed through regular-way dividends, and capital appreciation potential, which is distributed through regular-way and/or special dividends. Our investments typically fall within three general categories:

•	Acquisitions—the purchase of performing, sub-performing and/or non-performing commercial real estate debt, often at significant discounts to par;

•	Originations—the origination of structured senior and subordinate debt secured by mortgages and/or equity interests in commercial real estate with a bias towards current yield; and

•	Single-family homes—the acquisition of single-family homes to be rented to tenants.
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
Significant dislocation has occurred in global real estate credit markets since the financial downturn, and while the market is in the process of recovery, we continue to find opportunities to acquire financial and real estate assets that we believe are mispriced relative to intrinsic value of the underlying collateral. We believe the recovery will occur in two general phases: phase one will involve many loan acquisition opportunities as financial institutions around the globe deleverage and divest of troubled assets, and phase two will involve an increasing number of loan originations and property acquisitions as commercial real estate fundamentals continue to stabilize and commercial real estate assets are refinanced or acquired with new capital based on revised underwriting, valuation and operating metrics. We believe phases one and two are actively underway in the United States, whereas Europe is lagging and is currently producing mostly loan acquisition opportunities. We believe that we are well positioned to capitalize on such opportunities sourcing transactions through the numerous relationships enjoyed by our Manager through its two decade history in the real estate investment business. We also believe that our Manager’s in-depth understanding of commercial real estate and real estate-related investments (including our target assets), and in-house underwriting and asset management capabilities, enable us to acquire assets with attractive risk-adjusted return profiles and the potential for meaningful capital appreciation.
Recent Developments
Investment Activities
The following are highlights of our 2012 investment activities:

•	Invested or committed $355 million in sixteen new real estate debt investments;

•	Invested $255 million in CSFR OP, a newly formed Colony Capital-sponsored investment vehicle investing in single-family residential rental properties;

•	Completed the foreclosure and restructuring of a portfolio of 103 limited service hotels that collateralized two senior mezzanine loans we acquired in 2011 and 2010;

•	Continued to resolve loans within our loan portfolios and sold participation interests in some of our single loan investments;

•	Completed the sale of 543,760 shares of common stock of First Republic Bank;

•	Fully paid off the purchase money notes on three of our FDIC loan portfolios;

•	Fully realized four real estate debt investments for combined proceeds of $99 million.
See “—Our Investments” and “—Results of Operations” for more detailed information about our recent investment activities and financial results.
Equity Offerings
During 2012, we completed two preferred stock offerings with combined net proceeds of $246 million and two common stock offerings with combined net proceeds of $370 million. In January 2013, we completed another common stock offering with net proceeds of approximately $232 million. See “—Liquidity and Capital Resources—Equity Offerings” for more detailed information about our recent equity offerings.

Our Investments
The following tables summarize the carrying and fair values of our investment portfolio by our target asset type, shown net of investment-specific financing and amounts attributable to noncontrolling interests. Fair values presented below have been determined in accordance with GAAP assuming we had elected the fair value option for all of our financial assets (see "—Critical Accounting Policies and Estimates"). Many of our investments have been structured as joint ventures with one or more Co-Investment Funds and are held through unconsolidated joint ventures. For more information about our investment allocation agreement and conflicts of interest that may arise in connection with these co-investments, see “Business—Co-Investment Funds” and “Risk Factors—Risks Related to Our Management and Our Relationship with Our Manager.”

	December 31, 2012
(Amounts in thousands)	Carrying Value		Fair Value
Target Asset Type	Amount	Percentage of Portfolio	Amount	Percentage of Portfolio
Acquisitions:
Single loans—first mortgages	$87,277	8%	$89,239	8%
Single loans—subordinated debt (1)	35,150	3%	36,700	3%
FDIC loan portfolios	128,474	12%	143,070	13%
Other loan portfolios	188,952	18%	198,959	17%
CMBS/bonds	55,360	5%	58,564	5%
German non-performing loan portfolios	29,359	3%	35,934	3%
Equity via debt (2)	47,742	4%	53,600	5%
Total acquisitions	572,314	53%	616,066	54%
Originations:
Senior & whole mortgage loans	62,906	6%	63,440	6%
Subordinated debt (1)	172,082	16%	172,812	15%
Total originations	234,988	22%	236,252	21%
Other real estate debt-related investments (3)	23,217	2%	23,650	2%
Single-family residential rentals	251,501	23%	262,000	23%
Total investments	$1,082,020	100%	$1,137,968	100%

	December 31, 2011
(Amounts in thousands)	Carrying Value		Fair Value
Target Asset Type	Amount	Percentage of Portfolio	Amount	Percentage of Portfolio
Acquisitions:
Single loans—first mortgages	$64,260	9%	$67,300	9%
Single loans—subordinated debt (1)	29,612	4%	29,800	4%
FDIC loan portfolios	108,785	16%	117,470	16%
Other loan portfolios	132,480	20%	140,569	20%
CMBS/bonds	32,857	5%	32,861	5%
German non-performing loan portfolios	34,493	5%	36,200	5%
Total acquisitions	402,487	59%	424,200	59%
Originations:
Senior & whole mortgage loans	141,015	21%	146,300	20%
Subordinated debt (1)	103,989	15%	105,321	15%
Total originations	245,004	36%	251,621	35%
Other real estate debt-related investments (3)	32,492	5%	45,700	6%
Total investments	$679,983	100%	$721,521	100%

(1)	Subordinated debt includes B-notes, mezzanine loans, and preferred equity.

(2)
Equity via debt includes real estate or equity interests obtained through foreclosures or deed-in-lieu of foreclosure on the collateral on target assets originally acquired or originated as debt instruments.

(3)	Other investments include equity securities obtained in full or partial resolution of debt and our investment in shares of common stock of First Republic Bank.

Additional details and recent developments about our individual investments are provided in the following table and discussion:

(Amounts in millions)		Original Invested and Committed Equity(1)	Balance at December 31, 2012
Our Investments	Date of Initial Investment		Investment(2)	Company's Proportionate Share of Current UPB(3)	Company's Proportionate Share of Real Estate(3)	Investment Description/ Portfolio Status at December 31, 2012
Single-Family Residential Rentals	Mar-12	$255.0	$251.5	$—	$210.1	Investment in CSFR OP, an investment vehicle created for the purpose of acquiring and renting single-family homes
Centro Mezzanine Loans	Jun-11	60.0	60.0	60.0	—	Participation in mezzanine loans secured by equity interests in 107 retail centers located in 27 states.
One Court Square Preferred Equity	Jul-12	44.6	46.2	—	—	Preferred equity investment in the acquisition entity that acquired a Class A office tower located in Long Island City, New York
Bulls Loan Portfolio	Jun-11	65.1	39.7	82.3	1.4	471 performing and non-performing loans consisting of substantially all first mortgage recourse commercial real estate loans and 5 REO properties
DB FDIC Portfolio	Jan-10	34.7	39.3	59.1	9.8	599 performing and non-performing loans secured mostly by commercial real estate and 121 REO properties
CRE FDIC Portfolio	Aug-11	33.4	38.2	71.7	3.0	544 performing and non-performing loans secured mostly by commercial real estate and 17 REO properties
Extended Stay Mezzanine B&C Loans	Dec-12	37.5	37.8	37.5	—	Origination of mezzanine loans to Extended Stay Hotels, which includes a 664 hotel portfolio
Project London Loan Portfolio	Sep-12	36.6	37.4	49.7	—	7 performing and non-performing loans secured by commercial real estate

(Amounts in millions)		Original Invested and Committed Equity(1)	Balance at December 31, 2012
Our Investments	Date of Initial Investment		Investment(2)	Company's Proportionate Share of Current UPB(3)	Company's Proportionate Share of Real Estate(3)	Investment Description/ Portfolio Status at December 31, 2012
Metro Loan Portfolio	Dec-12	35.3	35.3	45.0	—	79 performing and non-performing loans secured by commercial real estate
Luxury Destination Club Recourse Loan II	May-12	34.3	34.9	103.4	—	First mortgage loan collateralized by 260 high-end units at 26 resorts in the US and various international destinations
U.S. Life Insurance Loan Portfolio	Dec-09	49.7	32.7	42.4	—	16 performing first mortgages secured by commercial real estate
Hotel Portfolio (4)	Apr-10	23.9	32.3	—	74.1	Equity interests in and senior mezzanine loan receivable from entities owning a portfolio of 103 limited service hotels
Multifamily Tax-Exempt Bonds	Jun-11	27.9	28.2	27.9	—	Senior interest in tax-exempt bonds secured by a multifamily residential property located in Atlanta, GA
German Loan Portfolio IV	Jul-11	30.0	27.0	101.9	4.3	3 non-performing commercial real estate loans and 1 REO property
Luxury Destination Club Recourse Loan I	Sep-11	45.8	26.9	27.2	—	Performing first mortgage secured by 41 properties located primarily in Manhattan, NY and Maui
Ashford Notes	Feb-12	24.5	24.4	25.1	—	Two most junior mortgage participation interests secured by five full-service hotels
MF5 CMBS	Feb-12	25.0	21.1	27.8	0.2	Most senior bond and interest-only certificate in a CMBS trust that owns 224 performing and non-performing first mortgage loans and 3 REO properties
First Republic Bank	Jun-10	24.0	20.2	—	—	Shares of common stock in First Republic Bank, a publicly-traded commercial bank
Midwest Loan Portfolio	Nov-12	18.8	18.6	34.6	—	60 performing and non-performing loans primarily secured by commercial real estate
Class A Manhattan Office Loan Participation	Mar-10	15.0	17.6	22.0	—	First mortgage pari-passu participation interest secured by Class A midtown Manhattan office building
Phoenix Corporate Tower Loan	Dec-12	16.4	16.5	27.0	—	Sub-performing first mortgage loan secured by a high-rise office tower in Phoenix, AZ
California Master Planned Communities	May-12	15.9	15.4	—	—	Equity interests acquired through deed-in-lieu in two partially developed master planned communities located in California
ADC FDIC Portfolio II	Dec-12	15.6	15.4	57.8	—	492 performing and non-performing loans mostly secured by commercial real estate
Southern California Land Loan	May-11	13.4	15.1	14.8	—	First mortgage loan secured by a Southern California master planned development and equity participation rights
BOW Loan Portfolio	Dec-11	14.5	13.8	19.1	7.2	45 performing and non-performing loans secured mostly by commercial real estate and 5 REO properties
Barclays FDIC Portfolio	Jul-10	10.3	12.8	20.1	1.1	1,029 performing and non-performing loans consisting of substantially all first mortgage recourse commercial real estate loans and 46 REO properties
West Village Loan	Mar-10	9.9	12.8	12.3	—	Recourse loan secured by first liens on two Manhattan townhomes, two Upstate New York residences and a photography catalog
Spanish REOC/Colonial Loan	Nov-09	12.5	12.0	11.8	—	Syndicated senior secured loan to a Spanish commercial real estate company
New England Hotel Portfolio Mezzanine Loan	May-12	13.7	10.8	10.8	—	Origination of mezzanine loan cross-collateralized by a portfolio of limited-service hotels

(Amounts in millions)		Original Invested and Committed Equity(1)	Balance at December 31, 2012
Our Investments	Date of Initial Investment		Investment(2)	Company's Proportionate Share of Current UPB(3)	Company's Proportionate Share of Real Estate(3)	Investment Description/ Portfolio Status at December 31, 2012
Manhattan Landmark Buildings Loan	Mar-11	29.1	10.8	10.8	—	Performing first mortgage B-note secured by two landmark properties in Manhattan
BAMO Loan Portfolio	Jun-12	9.3	9.8	18.4	—	24 credit-distressed loans consisting of substantially all first mortgage recourse commercial real estate loans
Cushman ADC FDIC Portfolio	Jan-11	9.1	9.3	39.7	0.2	1,041 performing and non-performing loans secured mostly by commercial real estate and 4 REO properties
CRE FDIC Portfolio II	Dec-11	7.8	8.5	25.6	1.9	241 performing and non-performing loans secured mostly by commercial real estate and 13 REO properties
Hearthstone ADC Loan	Nov-12	14.3	8.0	7.9	—	Senior loan facility secured by a Southern California master planned development and equity participation rights
Luxury Destination Resort Loan	Nov-11	17.3	7.5	7.5	—	Mezzanine loan secured by pledge on the equity borrower
2100 Grand B-Note	Dec-10	6.6	6.6	6.4	—	First mortgage B-note participation interest secured by an office building in El Segundo, CA
CMBS-Related Bond	May-10	4.3	6.1	10.2	—	Senior bond secured by seasoned CMBS bonds, U.S. Treasuries and a B-note.
Other Investments	various	49.5	21.5	29.0	0.3	10 investments, each with less than $5 million of current investment balance
Total		$1,190.6	$1,082.0	$1,146.8	$313.6

(1)
Amounts include our share of transaction costs and working capital and are net of loan origination fees as of the date of each respective investment except for our committed equity in CSFR OP, which is presented as of December 31, 2012. We have entered into several subscription agreements with CSFR OP throughout the year ended and subsequent to December 31, 2012. Our cumulative committed capital in CSFR OP as of March 6, 2013 is $550 million.

(2)
Amounts represent the carrying value of our investment at December 31, 2012, net of investment-specific financing and amounts attributable to noncontrolling interests. Amounts reflect our investments and our share of income less amounts distributed and realized since the inception of the investment.

(3)
Amounts reflect our share of the unpaid principal balance (“UPB”) of each loan or loan portfolio or our share of real estate assets based upon our economic interest in each investment, unadjusted for any investment-specific financing, net of amounts attributable to noncontrolling interests as of December 31, 2012.

(4)
In January 2012, we foreclosed on the collateral securing the delinquent mezzanine loans and now own indirect equity interests in the entities that own a portfolio of limited service hotels. See the description of the Hotel Portfolio below.

•
Single-Family Residential Rentals. From March to August 2012, we invested $150 million in ColFin American Investors, LLC (“CAI”), a joint venture with a Co-Investment Fund, created for the purpose of acquiring and renting single-family homes. On July 31, 2012, as part of the initial capital raise (“Founders' Round”) of CSFR OP in the amount of approximately $513 million, we committed to invest $150 million for an associate general partner interest in CSFR OP, which investment was completed in the form of a transfer of our interest in CAI. CSFR OP is a newly formed investment vehicle created for the purpose of investing in single-family residential rentals and is managed by Colony American Homes, LLC (“CAH”), an affiliate of the Manager. We do not pay investment management or similar fees to CAH in respect of our investment in CSFR OP.

As a participant in the Founders' Round, we are entitled to (a) our pro rata share of 25% of the carried interest paid by partners who invest in CSFR OP subsequent to the Founders' Round, and (b) our pro rata share of warrants with a $0.01 strike price (i) to participate in any distributions made by CAH and (ii) to acquire 25% to 33 1/3% of Class D Units of CAH in the event of a realization transaction, as defined in the warrant agreement ((a) and (b) collectively, the “Founders' Round Terms”). Subsequent to the Founders' Round and through December 31, 2012, we invested an additional $105 million in CSFR OP for a combined $255 million, or 38.9%, of the approximately $655.9 million contributed by all CSFR OP investors.

From January 1, 2013 through March 6, 2013, CSFR OP received additional capital commitments of approximately $1.6 billion, including $295 million from us. After giving effect to these additional commitments, CSFR OP has received aggregate commitments of approximately $2.2 billion, including $550 million from us. Our additional commitments and associated investments in CSFR OP subsequent to the Founders' Round have and will be made on the same cost basis as all investors in CSFR OP to date, but excluding the Founders' Round Terms.     In January and February 2013, we made additional investments totaling $120 million in CSFR OP, for a cumulative $375 million invested to date. We have unfunded commitments of $175 million, which unfunded commitments the general partner of CSFR OP is authorized to call in its discretion.
We believe there will be many benefits to our investing in single-family homes through CSFR OP, including the following: our investment will enjoy diversity in terms of the markets we have exposure to and the number of homes owned; as part of a larger pool of homes, we may benefit from economies of scale both in terms of acquisition opportunities (participation in acquisitions of larger pools of homes where competition is often scarcer) as well as property management costs (either through obtaining better terms from vendors or from having the scale to self-manage); potentially better access to the private and public capital markets which may provide more options to grow the business as well as more options for potential exit strategies.
At December 31, 2012, the SFR rental portfolio owned by CSFR OP consisted of 5,405 rental homes located in six states across the United States with an aggregate cost basis of $701.5 million, including rental homes held through a joint venture with Fannie Mae. The following table provides an overview of the portfolio at December 31, 2012:

Market	Number of Units (1)	Total Cost Basis (in thousands) (2)	Average Cost Per Unit (in thousands)	Average Unit Size (Square Feet)	Estimated Average Cost Per Square Foot	Average Monthly Rent for Leased Properties	Average Age in Years
Properties wholly-owned by CSFR OP:
Arizona	823	$90,303	$110	1,548	$71	$901	25.1
California	1,131	223,528	198	1,658	119	1,572	38.6
Colorado	150	18,429	123	1,662	74	1,345	40.9
Georgia	1,020	83,397	82	1,738	47	986	23.3
Nevada	193	23,132	120	1,676	72	1,036	15.5
Texas	912	104,436	115	1,784	64	1,262	9.6
	4,229	543,225	128	1,678	77	1,183	24.9
Jointly-owned properties (3)	1,176	158,227	135	1,715	78	1,094	30.2
	5,405	$701,452	$130	1,710	$76	$1,165	25.9

(1)
Represents total housing units, which are leased separately from any other housing units. No property with a single deed has more than four housing units, and less than 2% of our wholly owned properties have more than one housing unit.

(2)	Includes acquisition and renovation costs incurred through December 31, 2012.

(3)	Jointly-owned properties are owned through a joint venture with Fannie Mae in which CSFR OP currently has a managing member interest.

•
One Court Square Preferred Equity. In July 2012, we invested $45 million in a joint venture with a Co-Investment Fund and an unaffiliated investor that invested in and acquired a $125 million preferred equity interest in an acquisition entity that acquired a Class A office tower located in Long Island City, New York. The property is 100% leased to a large financial institution through 2020. The preferred equity provides a 15% return, of which 5.5% is paid-in-kind. At closing, the common member sponsor funded $7.35 million into a reserve account to cover any current preferred return not covered by property income. The preferred equity is redeemable on September 1, 2015 with a 1% exit fee, and can be extended for one year at the common member’s option.

•
Extended Stay Loan and Extended Stay Mezzanine B&C Loans. In November 2012, Extended Stay Hotels Inc. (“Extended Stay”), the borrower on the $37.5 million junior mezzanine loan originated in October 2010 fully paid off the principal, accrued interest and prepayment fee, and we realized a gain of $0.8 million. Extended Stay is a hotel chain owning properties across the United States and in Canada. We used the proceeds from the pay-off to participate in the refinancing of Extended Stay's debt capitalization in December 2012 by investing $37.5 million, representing a 67% interest in a joint venture with a Co-Investment Fund, to hold interests in the two most junior mezzanine loan tranches. The two new mezzanine loans bear interest at a blended 10.46% per annum through their maturity in December 2019 and are collateralized by equity interests in Extended Stay’s real estate portfolio. The loans may be prepaid, with portions subject to certain prepayment fees depending upon prepayment date.

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

•
Metro Loan Portfolio. In December 2012, we invested $35 million in a joint venture with Co-Investment Funds that acquired a portfolio of 79 performing and non-performing loans with an aggregate UPB of approximately $95.1 million, secured primarily by multifamily properties which are substantially concentrated in large metropolitan cities of California and New York. The purchase price for the portfolio was approximately $69.3 million, 73% of the portfolio’s UPB. Our share of this investment is 50%.

•
Luxury Destination Club Recourse Loan I and Luxury Destination Club Recourse Loan II. In May 2012, we, in a joint venture with two unaffiliated investors, acquired at a discount, a $181 million participation interest in an approximate $250 million recourse first mortgage loan, which shares the same corporate guarantor as a $46 million loan we originated in September 2011. At acquisition, the newly acquired loan was collateralized by 269 luxury residential properties located at 26 resorts in the United States and various international destinations. The properties comprise the majority of the assets belonging to and operated by a leading luxury destination club operator. This senior mortgage bears interest at 8.57% plus a 50 basis points collateral management fee. The $181 million participation interest was acquired for approximately $159 million, or 88% of par, and financed with an approximately $103 million nonrecourse, co-terminus loan at a fixed rate of 5.0%. At acquisition, our share of the net equity investment of $56 million was $34 million, or 60%, with the remaining 40% owned by the two unaffiliated investors. As part of the transaction, we also assigned $18 million, or 40%, of the existing $46 million loan originated in September 2011 to the same unaffiliated investors in the transaction to maintain consistent ownership across both interests. The estimated loan-to-value of the combined loan interests was approximately 56% and the Company’s combined investment of $62 million, which was an incremental $16 million to its pre-existing investment, is expected to generate a blended current cash yield of approximately 20% following the transaction.

•
U.S. Life Insurance Loan Portfolio. During 2012, seven loans in the U.S. Life Insurance Portfolio totaling approximately $50.6 million of UPB were prepaid at par. These loans were originally acquired in December 2009 at an average allocated purchase price of 78% of the UPB. Additionally, one nonperforming loan with a UPB of $5.9 million and original acquisition price of $2.6 million was sold under receivership for $4.1 million.  At December 31, 2012, 16 loans remain in the portfolio. Our interest in this portfolio is 37.9%.

•
Hotel Portfolio. At December 31, 2011, we owned one-third interests in nonperforming, delinquent mezzanine loans with an aggregate principal amount of $78 million, of which our share was $26 million. The remaining two-thirds interests in the mezzanine loans were owned by a Co-Investment Fund. On January 9, 2012, we and the Co-Investment Fund (collectively, the “JIH Lenders”) completed the foreclosure on the portfolio of limited service hotels collateralizing the loans and contributed our interests to ColFin JIH Propco, LLC (“JIH Propco,” subsequently renamed ColFin JIH AHI Propco JV, LLC) a joint venture in which we initially owned a one-third interest through our interest in ColFin JIH Holdco, LLC (“JIH Holdco”). The properties are subject to a first mortgage loan by a commercial bank, which was in default at the time of foreclosure. The borrower entities had been operating under bankruptcy protection and, pursuant to a plan of reorganization, emerged from bankruptcy on December 18, 2012. The reorganization accomplished a number of matters, including a restructuring of the mortgage loan resulting in an extension of the loan term and a full waiver of accrued default interests and fees, a change in hotel management, the sale of a minority equity interest to the new management company, and a re-flagging of the hotels with various nationally recognized brands.

To date, we and the borrower entities have incurred approximately $10.7 million of various legal, consulting and administrative costs related to the foreclosure, bankruptcy and restructuring plans, of which our share was $3.6 million. On December 31, 2012, the JIH Lenders reached a settlement with the former owners in the amount of $8.4 million for damages incurred in connection with the bankruptcy. A settlement gain of $8.4 million was recognized by JIH Holdco for the year ended December 31, 2012 and payments were received in January 2013. Our share of the gain was $2.8 million.

•
Ashford Notes. In February and March 2012, we invested a combined $24.5 million in a joint venture with a Co-Investment Fund that acquired, at a slight discount to the aggregate UPB of $51.8 million, the two most junior mortgage participation interests in a newly restructured first mortgage secured by five full-service hotels. The junior mortgage participation interests bear interest at a blended rate of 1-month LIBOR plus 9.15% and may be prepaid in full at any time without penalty. Our share of this investment is 50%.

•
    MF5 CMBS. In February 2012, we invested $25 million in a joint venture with certain Co-Investment Funds that acquired the most senior bond and the interest-only certificate in a CMBS trust. The senior bond has a coupon of 5.1% and is secured by approximately 270 first mortgage loans (of which 89% were performing) collateralized primarily by multifamily properties. The aggregate purchase price for the senior bond and interest-only certificate was approximately $226.1 million, representing a discount of 27.4% to par value of the senior bond. In February 2013, the joint venture completed the desecuritization of the CMBS trust and sold a 40% participation interest in each of the assets previously held in the trust and will record a gain on sale in the first quarter of 2013. Our share of this investment is 11%.

•
First Republic Bank. During 2012, we sold 543,760 shares of common stock in First Republic Bank for combined net cash proceeds of $16 million, and realized a combined gain of $5.4 million. In January 2013, we sold an additional 216,756 shares of common stock in First Republic Bank for net cash proceeds of $7.7 million. After giving effect to the January 2013 sale, we have sold approximately 75% of our original 1,600,000 shares acquired in June 2010, for cumulative proceeds of $36.4 million, or 1.5 times our original invested amount of $24 million. We hold our investment in First Republic Bank common stock through our interest in ColFin FRB Investor, LLC, a joint venture with certain Co-Investment Funds. After the January 2013 sale, we own an approximate 0.3% indirect interest in First Republic Bank.

•
Midwest Loan Portfolio. In November 2012, we invested $19 million in a joint venture with Co-Investment Funds that acquired a portfolio of 60 performing and non-performing first mortgage recourse loans at the purchase price of approximately 53% of the portfolio’s UPB of $69 million. Our share of this investment is 50%.

•
Phoenix Corporate Tower Loan. In December 2012, we invested $16 million in a joint venture with Co-Investment Funds that acquired a sub-performing first mortgage loan secured by a high-rise office tower in a main metropolitan center located in Phoenix, Arizona. The loan was acquired for approximately 59% of its UPB of $54 million. Our share of this investment is 50%.

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

•
ADC FDIC Portfolio II. In December 2012, we invested $16 million in a joint venture with Co-Investment Funds that consummated a structured transaction with the FDIC. The joint venture acquired a 40% managing member equity interest in a newly formed limited liability company created to hold a portfolio of acquired loans, with the FDIC retaining the other 60% equity interest. The financing of the transaction included 50% leverage in the form of a $71.8 million zero-coupon note provided by the FDIC. The portfolio included 492 performing and non-performing loans with an aggregate UPB of $289 million, consisting of substantially all first mortgage recourse commercial real estate and acquisition, development and construction loans. The portfolio was effectively acquired at approximately 48% of the portfolio's UPB.

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

•
Hearthstone ADC Loan. In November 2012, we committed $14.3 million to a joint venture with a Co-Investment Fund that originated a $28.5 million revolving loan facility secured by a master-planned housing development located in Orange County, California. The loan bears interest at 10% per annum which accrues to the principal. The loan includes a 50% profit participation after Colony investors and the sponsor have attained a 14% return. Through December 31, 2012, we have funded $7.9 million to the joint venture. Our share of this investment is 50%.

•
    Luxury Destination Resort Loan. In May 2012, we sold our 50% share of a $20 million senior first mortgage loan secured by all assets of a destination spa resort located in Arizona to an unrelated third party at par. We retained our 50% share of a $15 million mezzanine loan, which bears interest at approximately 15%.

•
Florida Multifamily Property Loan. In May 2012, we invested in a joint venture with a Co-Investment Fund that acquired a performing $20 million senior mortgage loan secured by a multifamily asset in Florida. The loan was acquired for $17 million, or 85% of the UPB. The loan bears a 5.5% fixed interest rate and matures in March 2016. In October 2012, we obtained $10.9 million of co-terminus, non-recourse financing bearing interest at LIBOR plus 3.75%. The floating rate debt is fixed at 4.28% with an interest rate swap. Our share of this investment is 49%. This investment is included in "Other Investments" in the table above.

•
Assisted Living Properties B-Note. In May 2012, we invested in a joint venture with a Co-Investment Fund that invested, at par, in a $10 million B-note cut from a $56 million term loan recently originated in October 2011. The loan is secured by nine assisted living properties and features full recourse to the sponsor, one of the largest operators of assisted living and memory care facilities in the United States. The B-note bears interest at LIBOR plus 12% with final maturity in October 2014. Our share of this investment is 50%. This investment is included in "Other Investments" in the table above.

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
Pursuant to the terms of the recapitalization plan, WLH Secured Loan was amended (the “Amended WLH Loan”) into a new $235 million senior secured term loan facility (upsized from $206 million without requiring additional funding by the lenders) with a 10.25% interest rate (reduced from the previous 14.0% interest rate), and a term expiring on January 31, 2015. The Amended WLH Loan was prepayable by WLH at any time without penalty, yield maintenance or a “make-whole” payment. WLH Investor received a restructuring fee of 1% on the principal amount of the Amended WLH Loan. In April 2012, WLH Investor sold a $25 million participation in the Amended WLH Loan to an unrelated third party at par (10.25% yield). In November 2012, WLH repaid the entire outstanding balance of the loan and we realized a gain of approximately $5.5 million in the fourth quarter of 2012 as a result of the early payoff.

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

•
Midwest Multifamily/Retail Loan. In May 2012, the Midwest Multifamily Retail Loan fully repaid approximately $13 million at maturity including an exit fee. The loan was originated in May 2010 by us and a Co-Investment Fund as a $9.8 million loan. Our share of the loan was 33.3%.

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
Since we do not consolidate the joint ventures but have significant influence over their operating and financial policies, we account for our investments in joint ventures using the equity method. Under the equity method, we initially record investments in unconsolidated joint ventures at cost and adjust for our proportionate share of net earnings or losses, cash contributions made and distributions received, and other adjustments, as appropriate. Distributions of operating profit from joint ventures are reported as part of operating cash flows on our statement of cash flows. Distributions related to a capital transaction, such as a refinancing transaction or sale, are reported as investing activities on our statement of cash flows.
We perform a quarterly evaluation of our investments in unconsolidated joint ventures to determine whether the fair value of our interest in each joint venture is less than the carrying value, and, if such decrease in value deemed to be is other-than-temporary, we write down our investment to fair value.
Loans Receivable and Interest Income Recognition
We originate and purchase loans receivable. Originated loans are recorded at amortized cost, or the UPB less net deferred loan fees. Net deferred loan fees include unamortized origination and other fees charged to the borrower less direct incremental loan origination costs we incurred. Purchased loans are recorded at amortized cost, or the UPB less unamortized purchase discount. Costs to purchase loans are expensed as incurred. Interest income is recognized based upon the contractual rate and the outstanding principal balance of the loans. Purchase discount or net deferred loan fees are amortized over the expected life of the loans using the effective yield method except on revolving loans, for which the straight-line method is used. When a loan is prepaid, prepayment fees and any excess of proceeds over the carrying amount of the loan are recognized as a gain.
Past Due Loans—We place loans on nonaccrual status when any portion of principal or interest is more than 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. When we place a loan on nonaccrual status, we reverse the accrual for unpaid interest and do not recognize interest income until we receive cash and the loan returns to accrual status. Generally, a loan may be returned to accrual status when all delinquent principal and interest are brought current in accordance with the terms of the loan agreement and the borrower has met certain performance criteria.
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
Acquired Credit-Distressed Loans—We acquire credit-distressed loans for which we expect to collect less than the contractual amounts due under the terms of the loan based, at least in part, on the assessment of the credit quality of the borrower. Acquired credit-distressed loans are recorded at the initial investment in the loans and accreted to the estimated cash flows expected to be collected measured at acquisition date. The excess of cash flows expected to be collected measured at acquisition date over the initial investment (“accretable yield”) is recognized in interest income over the remaining life of the loan using the effective interest method. The excess of contractually required payments at the acquisition date over expected cash flows (“nonaccretable difference”) is not recognized as an adjustment of yield, loss accrual or valuation allowance. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment to the loan’s accretable yield over its remaining life, which may result in a reclassification from nonaccretable difference to accretable yield. Subsequent decreases in cash flows expected to be collected are evaluated to determine whether a provision for loan loss should be established. If decreases in expected cash flows result in a decrease in the estimated fair value of the loan below its amortized cost, the Company will record a provision for loan losses calculated as the difference between the loan’s amortized cost and the revised cash flows, discounted at the loan’s effective yield.
Acquired credit-distressed loans may be aggregated into pools based upon common risk characteristics, such as loan performance, collateral type and/or geographic location of the collateral. Once a loan pool is identified, a composite yield and estimate of cash flows expected to be collected (including expected prepayments) are used to recognize interest income. A loan resolution within a loan pool, which may involve the sale of the loan or foreclosure on the underlying collateral, results in the removal of an allocated carrying amount. A loan modified in a TDR within a loan pool remains in the loan pool, with the effect of the modification incorporated into the expected future cash flows.
Investment in Real Estate
Acquired property is recorded at the purchase price, allocated among land, building, improvements, in-place leases and equipment based upon their fair values at the date of acquisition. We evaluate each purchase transaction to determine whether the acquired assets meet the definition of a business. Transaction costs related to acquisitions that are not deemed to be businesses are included in the cost basis of the acquired assets, while transaction costs related to acquisitions that are deemed to be businesses are expensed as incurred.
Depreciation is computed on the straight-line basis over the estimated useful lives of the assets, which generally range from 15 to 40 years for buildings and improvements and 5 to 15 years for furniture, fixtures and equipment.
Expenditures for ordinary repairs and maintenance are expensed as incurred, while expenditures for significant renovations that improve or extend the useful life of the asset are capitalized and depreciated over their estimated useful lives.
Rental Income
Rental income from residential leases is recognized on a straight-line basis, which is not materially different than if it were recorded when due from residents and recognized monthly as it was earned. Certain costs incurred to lease vacant homes, including leasing commissions and other fees, are capitalized and amortized over the term of the lease. Rents received in advance are deferred.
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
We operate in two reportable segments: real estate debt investments and SFR rentals. The real estate debt investments segment includes our investments in originated and acquired commercial real estate debt, real estate acquired in settlement of loans, mortgage-backed securities, and other debt-related investments. The SFR rental segment represents our investment in CSFR OP. Prior to 2012, our operating activities were exclusively within the real estate debt investments segment.

Income from Our Investments
Our primary source of income is our real estate debt investments, which we hold either directly or through our investments in unconsolidated joint ventures. We have been continually investing in our target assets since our IPO in September 2009 and, therefore, income from some investments may reflect less than a full year’s results of operations. See the table and discussion in “—Our Investments” for additional information about specific investments.
Income (loss) from our investments by type of investment is summarized below, shown net of investment-related expenses and amounts attributable to noncontrolling interests:

	Year Ended December 31,
(In thousands)	2012	2011	2010
Real estate debt investments
Acquisitions:
Single loans—first mortgages	$11,146	$6,263	$3,104
Single loans—subordinated debt (1)	3,344	1,235	2,162
FDIC loan portfolios	10,296	7,708	2,189
Other loan portfolios	15,788	10,544	6,281
CMBS/bonds	4,681	2,221	1,081
German non-performing loan portfolios	3,213	2,678	(81)
Equity via debt (2)	1,072	—	—
Total acquisitions	49,540	30,649	14,736
Originations:
Senior & whole mortgage loans	20,230	12,360	8,712
Subordinated debt (1)	17,596	8,491	1,113
Total originations	37,826	20,851	9,825
Other investments (3)	8,431	8,881	2,918
Total real estate debt investments	95,797	60,381	27,479
Single-family residential rentals	(2,126)	—	—
	$93,671	$60,381	$27,479

(1)	Subordinated debt includes B-notes, mezzanine loans, and preferred equity.

(2)
Equity via debt includes real estate or equity interests obtained through foreclosures or deed-in-lieu of foreclosure on the collateral on target assets originally acquired or originated as debt instruments.

(3)	Other investments include equity securities obtained in full or partial resolution of debt and our investment in shares of common stock of First Republic Bank.
Income from Real Estate Debt Investments
Income from acquired first mortgage loans for the year ended December 31, 2012 increased $4.9 million, or 78%, compared to 2011. The increase primarily reflects income from the Luxury Destination Club Recourse Loan II acquired in May 2012, partially offset by the exclusion of Manhattan Landmark Buildings Loan subsequent to the A-note sale in April 2012. Income from acquired first mortgage loans for the year ended December 31, 2011 increased $3.2 million, or 102%, compared to 2010. The increase primarily relates to income from the Manhattan Landmark Buildings Loan acquired in March 2011 and a full year's effect of acquisitions in 2010.
Income from acquired subordinated debt for the year ended December 31, 2012 increased $2.1 million, or 171%, compared to 2011. The increase primarily reflects income from the Ashford Notes acquired during the first quarter of 2012 and Manhattan Landmark Buildings Loan subsequent to the A-note sale in April 2012. This increase was partially offset by the reclassification of income generated from the Hotel Portfolio to equity via debt effective January 2012 upon the foreclosure on the collateral. Income from acquired subordinated debt for the year ended December 31, 2011 decreased $0.9 million, or 43%, compared to 2010. The decrease is primarily due to a mezzanine loan that we acquired and sold within 2010 which generated interest income and gain on sale of $0.8 million in 2010.
Income from the FDIC loan portfolios for the year ended December 31, 2012 increased $2.6 million, or 34%, compared to 2011. The increase primarily reflects a full year's effect of income from the CRE FDIC Portfolio and CRE FDIC Portfolio II, both acquired in 2011, offset by a combined $0.7 million of impairment losses on DB FDIC Portfolio and Barclays FDIC Portfolio. Income from the FDIC loan portfolios for the year ended December 31, 2011 increased $5.5 million, or 252%, compared to 2010. The increase primarily reflects income from the CRE FDIC Portfolio, Cushman ADC FDIC Portfolio acquired in January 2011 and DB FDIC Portfolio.
Our acquired other loan portfolios include the U.S. Life Insurance, Bulls, BOW, Project London and Midwest Loan Portfolios, among others. The increase from 2011 to 2012 of $5.2 million, or 50%, is a result of new acquisitions, a full year's effect of income from the Bulls Loan Portfolio acquired in June 2011 and BOW Loan Portfolio acquired in December 2011, offset by reduced income from our older acquisitions due to continual loan resolutions. The increase from 2010 to 2011 of $4.3 million, or 68%, primarily relates to income from the Bulls Loan Portfolio.
Income from CMBS/bonds for the year ended December 31, 2012 reflects income from the MF5 CMBS acquired in February 2012, CMBS-Related Bond acquired in May 2010 and Multifamily Tax-Exempt Bonds acquired in June 2011. The increase from 2010 to 2011 of $1.1 million, or 105%, primarily relates to the sale of a $40 million AAA-rated CMBS in September 2011 for a $0.6 million gain and a full year's effect of the May 2010 acquisition of the CMBS-Related Bond.
Income from German non-performing loan portfolios for the year ended December 31, 2012 increased $0.5 million, or 20%, compared to 2011. During 2012, a loan sale from German Loan Portfolio IV resulted in a $2.2 million gain, offset by a combined $1.6 million of impairment charges on three of our German non-performing loan portfolios, including one that was fully resolved. Some of the collateral properties in the portfolio also generate cash income under receivership. Income from the German non-performing loan portfolios for the year ended December 31, 2011 increased $2.8 million compared to 2010. The increase primarily reflects income from German Loan Portfolio IV acquired in July 2011, respectively, and a full year's effect of portfolios acquired in 2010.
Income from the equity via debt investment category for the year ended December 31, 2012 reflects income from the Hotel Portfolio of $1.6 million, offset by our share of holding and maintenance costs on the California Master Planned Communities acquired in May 2012. The Hotel Portfolio was classified as an acquired subordinated debt prior to the January 2012 foreclosure. During 2012, we incurred substantial costs related to the foreclosure, bankruptcy and restructuring of the investment, including legal, consulting, accounting, and other professional fees, manager transition expenses, default interest prior to the debt restructuring and various fees to the lender and lender's legal counsel related to the debt restructuring. Our share of such costs was approximately $3.6 million. These costs were partially offset by our $2.8 million share of the settlement from prior owners.
Income from originated senior and whole mortgage loans for the year ended December 31, 2012 increased $7.9 million, or 64%, compared to 2011. The increase primarily reflects gain recognized from the early payoff of the WLH Secured Loan in November 2012 and a full year's income from the Luxury Destination Club Recourse Loan I originated in September 2011. Income from originated senior and whole mortgage loans for the year ended December 31, 2011 increased $3.6 million, or 42%, compared to 2010. The increase primarily reflects income from the Luxury Destination Club Recourse Loan I and Southern California Land Loan originated in May 2011.
Income from originated subordinated debt for the year ended December 31, 2012 increased $9.1 million, or 107%, compared to 2011. The increase primarily reflects income from new 2012 originations, a full year's effect of 2011 originations and an early payoff gain of $0.8 million on the Extended Stay Loan, the Centro Mezzanine Loans originated in June 2011, One Court Square Preferred Equity originated in July 2012 and Luxury Destination Resort Loan originated in November 2011. Income from originated subordinated debt for the year ended December 31, 2011 increased $7.4 million, or 663%, compared to 2010. The increase primarily reflects income from the Extended Stay Loan originated in October 2010 and Centro Mezzanine Loans.
Income from other real estate debt investments for the year ended December 31, 2012 includes an aggregate $5.4 million gain recognized from the sale of 543,760 shares of common stock in First Republic Bank and a $1.8 million gain on sale of residential development projects to WLH in June 2012. Income from other real estate debt investments for the year ended December 31, 2011 increased $6 million, or 204%, compared to 2010. The increase was primarily related to our share of income from First Republic Bank and gain on sale of 325,126 shares of its common stock during 2011.
Certain investments individually generated greater than 10% of our total income for the periods presented. For the year ended December 31, 2012, Luxury Destination Club Recourse Loan I and II, which share the same corporate guarantor, generated 18% of total income, and WLH Secured Loan generated 12% of total income. After deducting investment-specific interest and other expenses, and amounts attributable to noncontrolling interests, Luxury Destination Club Recourse Loan I and II represent 16% of our net income attributable to stockholders. For the year ended December 31, 2011, WLH Secured Loan and our investment in First Republic Bank each generated 12% of our total income. For the year ended December 31, 2010, WLH Secured Loan and the U.S. Life Insurance Loan Portfolio collectively generated 48% of our total income.

Loss from Single-Family Residential Rentals
Our investment in single-family residential rentals through CSFR OP generated a loss of $2.1 million during the year ended December 31, 2012. The loss reflects a sub-scale portfolio during the ongoing ramp-up, renovation and lease-up efforts, as well as start-up and formation expenses. As of December 31, 2012, approximately 42% of the homes in CSFR OP's portfolio were unleased and the business has not achieved optimal scale in its target markets, resulting in operating, administrative and start-up costs that are disproportionate to the revenues generated from properties.
Investment-Level Expenses
Amounts shown above are presented net of the following investment-specific expenses, all of which relate to our real estate debt investments.

	Year Ended December 31,
(in thousands)	2012	2011	2010
Investment expenses:
Third party asset management and servicing costs	$848	$908	$6
Asset management costs reimbursed to affiliate of Manager	1,050	1,210	—
Other	581	675	436
	$2,479	$2,793	$442
Interest expense:
2100 Grand secured financing	$696	$702	$17
Luxury Destination Club Recourse Loan II secured financing	3,713	—	—
	$4,409	$702	$17
Two of our FDIC portfolios acquired in late 2010 are managed by asset management companies that are wholly-owned by us. Most asset management and servicing costs are incurred by these asset management companies. Asset management costs reimbursed to an affiliate of the Manager include allocations of compensation, overhead and direct asset management costs incurred by the affiliate. Other investment expenses include costs related to the initial acquisition of our consolidated investments, as well as costs associated with unsuccessful transactions. The year-over-year increases reflect a growing investment portfolio and greater volume of transactions.
We incurred interest expense on the secured financing of our 2100 Grand loan which represents an A-note participation sold to a third party in December 2010 accounted for as a financing transaction. Interest expense on Luxury Destination Club Recourse Loan II represents contractual interest and amortization of deferred financing costs on the seller-provided financing of the May 2012 loan acquisition.  All contractual interest due for the term of the financing was pre-funded by the borrower.
Other Income from Affiliates
Other income from affiliates represents asset management fees and cost reimbursements from the two FDIC portfolios managed by our wholly-owned asset management companies. We charge a fee of 50 basis points on each portfolio’s UPB per annum, payable monthly. For the years ended December 31, 2012, 2011 and 2010, the asset management companies earned asset management fees and received cost reimbursements of $2.0 million, $2.0 million and $40,000, respectively, from these portfolios, and incurred $1.9 million, $2.1 million and $6,000 of expenses, respectively, described above.
Non-Investment Expenses
•Management Fees—Management fees include the following:

	Year Ended December 31,
(in thousands)	2012	2011	2010
Base management fees	$12,332	$8,128	$3,542
Share-based compensation	5,714	—	—
Incentive fees	936	349	—
	$18,982	$8,477	$3,542
Base management fees have increased approximately by $4.2 million from 2011 to 2012 and $4.6 million from 2010 to 2011 due to an increase in our stockholders’ equity fee base, as defined in the management agreement. The increase is primarily a result of the two preferred stock offerings and two common stock offerings during 2012 and a common stock offering in 2011. For a discussion regarding current year equity offerings, see “—Liquidity and Capital Resources—

Equity Offerings." Share-based compensation of $5.7 million represents the current year amortization of the fair value of restricted shares awarded to certain of our executive officers and certain employees of our Manager and its affiliates in January 2012 and restricted shares awarded to the Manager in December 2012. Incentive fees are based upon our Core Earnings, further described at “—Non-GAAP Supplemental Financial Measure: Core Earnings,” and are payable to our Manager in shares of our common stock.

•
Interest Expense—For the years ended December 31, 2012, 2011 and 2010, we incurred non-segment interest expense of $3.8 million, $2.3 million and $0.5 million, respectively, primarily on our credit facility. Interest expense for 2012 and 2011 related to our credit facility was higher due to (1) higher average outstanding borrowings to temporarily finance our investment activities during the period, and (2) higher unused commitment fees and amortization of deferred financing costs due to a $100 million increase in total availability following the restructuring of our credit facility in September 2011. We do not attribute borrowings on our credit facility to specific investments.

•	Administrative Expenses—Administrative expenses are summarized below:

	Year Ended December 31,
(In thousands)	2012	2011	2010
Reimbursements to Colony Capital:
Compensation pursuant to secondment agreement	$1,207	$1,248	$1,438
Allocated overhead and direct administrative expenses	1,253	344	218
Total reimbursements to Colony Capital	2,460	1,592	1,656
Professional fees	2,082	2,767	1,972
Insurance	654	708	972
Share-based compensation (excluding board compensation)	278	—	—
Board-related costs	308	272	229
Other	564	441	514
	$6,346	$5,780	$5,343
Total administrative expenses for the year ended December 31, 2012 increased $566,000, or 10%, compared to 2011. The increase is primarily due to the reimbursement of compensation costs of certain employees of Colony Capital and an increase in the ratio of our total assets relative to total Colony Capital-managed assets. This is partially offset by a decrease in professional fees, mainly legal and tax consulting services.
Total administrative expenses for the year ended December 31, 2011 increased $437,000, or 8%, compared to 2010. The increase was primarily in legal and tax consulting fees, due to ongoing consultations related to compliance, REIT-specific tax and deal structuring issues and other regulatory matters.
Income Tax Provision
Our TRSs, which directly or indirectly hold certain of our investments, are subject to corporate level federal, state, foreign and local income taxes. For the years ended December 31, 2012, 2011 and 2010, we incurred income tax expense of $2.2 million, $1.2 million and $0.2 million, respectively. The 2012 income tax provision primarily reflects current income taxes due on loan resolutions in the Cushman ADC FDIC Portfolio, Bulls Loan Portfolio, BOW Loan Portfolio, and our foreign joint venture loan portfolios and from the operations of our TRSs. The current taxes are partially offset by a net deferred tax benefit resulting from temporary differences related to income recognition for our BOW Loan Portfolio and Cushman ADC FDIC Portfolio and investments in certain of our foreign joint ventures. The 2011 income tax provision reflects current income taxes payable on the operations of our TRSs and an unrealized gain recognized on a foreign investment, net of a deferred tax benefit resulting from temporary differences related to income recognition for our foreign joint ventures and the DB and Cushman ADC FDIC Portfolios. The 2010 income tax provision reflects current federal and state income taxes primarily associated with timing differences related to income recognition from our investments in foreign joint ventures and their corresponding foreign currency hedging transactions.

Information About Our Real Estate Debt Portfolio
The following tables summarize certain characteristics of the loans and beneficial interests in securities held by the Company and the joint ventures and our proportionate share:

	December 31, 2012
($ in thousands)	Total Portfolio		Company’s Proportionate Share
Collateral Type	Unpaid Principal Balance	Amortized Cost	Unpaid Principal Balance	Amortized Cost	% of Amortized Cost	Weighted Average Coupon	Current Interest Yield on Cost	Weighted Average Maturity in Years
Originated performing loans
Retail	$60,000	$60,000	$60,000	$60,000	8.1%	9.8%	9.8%	3.5
Office	20,258	20,223	20,056	20,021	2.7%	8.0%	8.0%	2.9
Hospitality	133,285	132,515	82,937	82,472	11.2%	11.4%	11.5%	5.3
Other commercial	6,109	6,109	3,054	3,054	0.4%	12.2%	12.2%	1.8
Residential	82,196	79,840	34,960	33,860	4.6%	12.2%	12.8%	3.3
Total originated performing loans	301,848	298,687	201,007	199,407	27.0%	10.7%	10.9%	4.1
Acquired loans and beneficial interests in bonds
Performing:
Retail	415,149	293,227	92,534	69,409	9.4%	5.7%	7.6%	4.0
Office	307,008	211,378	77,266	52,032	7.1%	5.4%	8.3%	4.9
Industrial	244,140	182,908	49,032	36,085	4.9%	6.3%	8.7%	7.2
Hospitality	300,291	247,002	139,883	118,080	16.0%	8.6%	10.3%	1.9
Multifamily	478,674	370,053	104,569	87,722	11.9%	5.0%	6.0%	10.9
Other commercial	358,800	233,877	43,971	28,872	3.9%	9.6%	13.9%	3.3
Residential	58,077	28,128	8,881	4,781	0.6%	5.6%	10.3%	7.6
Land	159,611	67,642	17,228	6,968	0.9%	5.6%	14.3%	1.8
Total acquired performing	2,321,750	1,634,215	533,364	403,949	54.7%	6.6%	8.9%	5.1
Non-performing:
Retail	322,592	145,863	50,130	23,371	3.1%
Office	422,423	106,487	114,910	24,724	3.4%
Industrial	181,647	86,819	35,338	17,946	2.4%
Hospitality	74,334	40,046	9,159	4,902	0.7%
Multifamily	200,119	91,772	41,704	17,618	2.4%
Other commercial	401,434	138,128	55,406	18,189	2.5%
Residential	182,411	58,319	29,431	11,847	1.6%
Land	856,417	164,897	80,024	15,953	2.2%
Total acquired non-performing	2,641,377	832,331	416,102	134,550	18.3%
Total acquired loans	4,963,127	2,466,546	949,466	538,499	73.0%
Total portfolio	$5,264,975	$2,765,233	$1,150,473	$737,906	100.0%

	December 31, 2011
($ in thousands)	Total Portfolio		Company’s Proportionate Share
Collateral Type	Unpaid Principal Balance	Amortized Cost	Unpaid Principal Balance	Amortized Cost	% of Amortized Cost	Weighted Average Coupon	Current Interest Yield on Cost	Weighted Average Maturity in Years
Originated performing loans
Retail	$60,000	$60,000	$60,000	$60,000	8.9%	9.8%	9.8%	4.5
Office	20,520	20,474	20,315	20,270	3.0%	8.0%	8.0%	3.9
Hospitality	84,000	83,273	84,000	83,273	12.3%	11.3%	11.4%	4.3
Other commercial	14,848	14,681	7,424	7,341	1.1%	12.0%	12.4%	0.2
Residential	234,049	231,491	63,526	62,331	9.3%	13.6%	14.2%	3.2
Total originated performing loans	413,417	409,919	235,265	233,215	34.6%	11.3%	11.4%	3.9
Acquired loans and beneficial interests in bonds
Performing:
Retail	426,160	303,163	64,209	46,594	6.9%	6.2%	8.8%	5.4
Office	347,441	253,997	62,049	45,626	6.8%	4.8%	6.9%	6.2
Industrial	229,137	173,026	30,890	23,083	3.4%	6.2%	8.6%	4.4
Hospitality	84,190	66,353	21,723	20,058	3.0%	9.2%	9.7%	6.8
Multifamily	258,500	201,550	60,690	52,538	7.8%	4.5%	5.2%	4.0
Other commercial	467,121	331,528	68,650	52,932	7.8%	8.2%	10.3%	3.6
Residential	94,085	43,528	16,385	8,426	1.3%	5.4%	10.1%	5.7
Land	182,746	78,149	14,055	5,544	0.8%	5.9%	13.3%	2.7
Total acquired performing	2,089,380	1,451,294	338,651	254,801	37.8%	6.2%	8.3%	4.8
Non-performing:
Retail	419,646	188,483	54,750	22,095	3.3%
Office	632,546	160,123	160,846	36,168	5.4%
Industrial	206,020	89,640	28,439	12,095	1.8%
Hospitality	132,757	78,524	39,090	35,282	5.2%
Multifamily	296,338	121,716	51,386	18,257	2.7%
Other commercial	473,641	163,862	56,335	19,943	3.0%
Residential	266,387	106,263	47,254	24,118	3.6%
Land	1,020,972	208,602	83,228	17,692	2.6%
Total acquired non-performing	3,448,307	1,117,213	521,328	185,650	27.6%
Total acquired loans	5,537,687	2,568,507	859,979	440,451	65.4%
Total portfolio	$5,951,104	$2,978,426	$1,095,244	$673,666	100.0%

As of December 31, 2012, the Company’s and the joint ventures’ performing loan portfolio comprised fixed rate loans bearing interest rates ranging from 1.0% to 21.0% (weighted average of 7.1%) with an aggregate UPB of $1.42 billion and variable rate loans bearing interest rates ranging from 1.2% to 18.0% (weighted average of 6.2%) with an aggregate UPB of $1.2 billion. Maturity dates of performing loans range from January 2013 to December 2040. Scheduled maturities based on UPB of performing loans as of December 31, 2012 are as follows:

(In thousands)
One year or less	$612,370
Greater than one year and less than five years	1,259,938
Greater than or equal to five years	751,290
Total	$2,623,598

Liquidity and Capital Resources
Our current primary uses of liquidity are to fund:

•	acquisitions of our target assets and related ongoing commitments;

•	our operations, including overhead costs and the management fee to our Manager;

•	distributions to our stockholders;

•	principal and interest payments on our borrowings; and

•	share repurchases under our common stock repurchase program from time to time.
Our current primary sources of liquidity are:

•	cash on hand;

•	our credit facility;

•	cash flow generated from our investments, both from operations and return of capital;

•	proceeds from full or partial realization of investments;

•	investment-level financing; and

•	proceeds from public or private equity offerings.

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
Contractual Obligations and Commitments
The following table summarizes our known contractual obligations and commitments on an undiscounted basis as of December 31, 2012 and in future periods in which we expect to settle such obligations:

(In thousands)	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments—credit facility(1)	$—	$—	$—	$—	$—
Interest and fees—credit facility(1)	588	588	—	—	—
Secured financing—principal and interest(2)	101,740	12,646	89,094	—	—
Commitments to fund joint ventures(3)	11,720	11,720	—	—	—
Total	$114,048	$24,954	$89,094	$—	$—

(1)
As of December 31, 2012, we had no outstanding borrowings on our credit facility. The contractual obligations above reflect unused commitment fees calculated at 0.5% through August 30, 2013, the contractual maturity date of our credit facility.

(2)
Amounts include minimum principal and fixed-rate interest obligations through the original maturity date of the secured financing related to our Luxury Destination Club Recourse Loan II. Amounts do not include the secured financing on 2100 Grand, which is recognized as a liability on our consolidated balance sheet, as we are not obligated to repurchase the A-note participation interest.

(3)
Pursuant to the operating agreements of some of our unconsolidated joint ventures, the members may be required to fund additional amounts for ordinary operating costs, guaranties or commitments of the joint ventures. Our share of those commitments is $11.7 million.

The table does not reflect amounts due under our management agreement, as described below, or derivative instruments as those contracts do not have fixed and determinable payments.
Our Management Agreement
Our management agreement automatically renews for a one-year term on each anniversary of our IPO. The management agreement may be terminated upon at least 180 days’ prior written notice to the Manager.
Base Management Fee—We pay our Manager a base management fee in an amount equal to 1.5% of our stockholders’ equity, as defined in the management agreement, per annum, calculated and payable quarterly in arrears in cash.
Incentive Fee—We also pay our Manager an incentive fee based upon our Core Earnings, as defined in "—Non-GAAP Supplemental Financial Measure: Core Earnings." The incentive fee payable, with respect to each calendar quarter, is an amount not less than zero, equal to the difference between (1) the product of (x) 20% and (y) the difference between (i) Core Earnings, on a rolling four-quarter basis and before the incentive fee for the current quarter, and (ii) the product of (A) the weighted average of the issue price per share of common stock in all of our offerings multiplied by the weighted average number of shares of common stock outstanding (including any restricted shares of common stock and any other shares of common stock underlying awards granted under our equity incentive plans, if any) in such four-quarter period and (B) 8%, and

(2) the sum of any incentive fee paid to the Manager with respect to the first three calendar quarters of such previous four quarters; provided, however, that no incentive fee is payable with respect to any calendar quarter unless Core Earnings is greater than zero for the most recently completed 12 calendar quarters.
The incentive fee is payable to the Manager quarterly in arrears in shares of our common stock subject to certain ownership and NYSE limitations. The number of shares to be issued to the Manager is equal to the dollar amount of the portion of the quarterly installment of the incentive fee payable in shares divided by the average of the closing prices of our common stock on the NYSE for the five trading days prior to the date on which such quarterly installment is paid.
Reimbursement of Expenses—We are required to reimburse our Manager for expenditures incurred by the Manager on our behalf (except those specifically required to be borne by our Manager under the management agreement), including legal, accounting, financial, due diligence and other services, in amounts which are no greater than those which would be payable to third parties negotiated on an arm’s length basis. In addition, pursuant to a secondment agreement with Colony Capital, we are responsible for Colony Capital’s expenses incurred in employing Mr. Tangen. As a result, we are responsible for reimbursing Colony Capital for the cost of Mr. Tangen’s base salary, bonus to the extent approved by the compensation committee of our board of directors, benefits and related payroll costs and taxes. We also reimburse Colony Capital for our pro rata portion of overhead expenses incurred by Colony Capital and its affiliates, including our Manager, based upon the ratio of our assets to all Colony Capital-managed assets.
Off-Balance Sheet Arrangements
We have ownership interests in certain unconsolidated joint ventures as detailed in Note 3 to our consolidated financial statements included in Item 15 of this Annual Report. For three structured transactions with the FDIC, we and certain investment funds managed by affiliates of our Manager committed to contribute additional amounts in order to satisfy additional security requirements, up to amounts set forth in the transaction documents with the FDIC. All such obligations are included in the contractual obligations table above. For the remaining five structured transactions with the FDIC, such additional security requirements were funded at closing and no additional commitments exist. The structured transactions with the FDIC are initially leveraged with zero-coupon financing provided by the FDIC with terms ranging from two to seven years. The loans are not guaranteed by the managing member entities in which we have ownership interests and are non-recourse to us.
We provided customary non-recourse carve-out guaranties on the secured debt at unconsolidated joint ventures that invest in the Bulls Loan Portfolio in which we have a 32.5% ownership interest. The aggregate balance of the debt at December 31, 2012 was $18.4 million, or approximately 14% of the carrying amount of the collateral loans in the portfolio.
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
Common Stock—Our board of directors declared the following dividends in 2012:

Quarter Ended	Dividends Declared per Share		Date Paid
March 31, 2012	$0.34		April 13, 2012
June 30, 2012	$0.35		July 16, 2012
September 30, 2012	$0.35		October 15, 2012
December 31, 2012	$0.40	(1)	January 15, 2013

(1)	Reflects our quarterly dividend of $0.35 per common share and a special dividend of $0.05 per common share.
Preferred Stock—We are required to make quarterly cash distributions on the 10,080,000 shares of 8.5% Series A Preferred Stock. The aggregate quarterly amount of $5.4 million is payable on or about the 15th of each January, April, July and October. The first dividend payment on our Series A Preferred Stock in the amount of $0.6847 per share, or approximately $4.0 million, was made on July 16, 2012 to shareholders of the March 2012 preferred stock offering. The initial dividend covered the period from March 20, 2012 through July 15, 2012. The second payment, on October 15, 2012, was made to preferred shareholders from both preferred stock offerings at the run-rate of $0.53125 per share, or approximately $5.4 million.
Cash and Cash Flows
As of March 6, 2013, we had approximately $240.8 million of cash on hand.
The following table summarizes our cash flow activity for the periods presented:

	Year Ended December 31,
(In thousands)	2012	2011	2010
Net cash provided by operating activities	$71,026	$24,417	$9,857
Net cash used in investing activities	(425,977)	(366,433)	(178,660)
Net cash provided by financing activities	521,278	279,646	77,716
Operating Activities
For the year ended December 31, 2012, cash flows from operating activities increased $46.6 million, or 191%, compared to 2011. For the year ended December 31, 2011, cash flows from operating activities increased $14.6 million, or 148%, compared to 2010. The increases reflect the substantial increase in the number of investments in our portfolio. Cash flows from operating activities are primarily distributions of earnings from unconsolidated joint ventures and interest received from our investments in loans, partially offset by payment of operating expenses.
Investing Activities
Net cash used in investing activities for all periods presented reflect our investing activity. Cash outlays for our contributions to unconsolidated joint ventures and for investments in loans during the periods are partially offset by distributions of capital from unconsolidated joint ventures resulting from principal repayments, loan resolutions and financing activities. Cash provided by investing activities also include principal repayments of loans held for investment. We invested approximately $641 million, $387 million and $186 million, primarily in new investments, during the years ended December 31, 2012, 2011 and 2010.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2012 reflects net proceeds of $246.6 million from the two preferred stock offerings, $371 million from the two common stock offerings and contributions from noncontrolling interests of $55 million related to Luxury Destination Club Recourse Loans I and II as well as Extended Stay Mezzanine B&C Loans. These amounts were offset by $57.7 million payment of dividends, net repayments of $69 million on our credit facility and $9.2 million on secured financing, and distributions to noncontrolling interests of $12 million. Net cash provided by financing activities for the year ended December 31, 2011 related primarily to the net proceeds of $272.3 million from the common stock offering, net borrowings of $49 million under our credit facility, as well as a $10 million contribution from noncontrolling interest for the Manhattan Landmark Buildings Loan. These cash inflows were offset by the payment of dividends, common stock repurchases and payment of costs related to the restructuring of our credit facility.
Cash from Investments
Our investments generate cash, either from operations or as a return of our invested capital. We receive monthly or quarterly distributions from some of our unconsolidated joint ventures from earnings, principal receipts or capital transactions such as financing transactions or full or partial loan sales. We also receive interest and principal on our loans held for investment. As loans reach their maturity we may receive all or a portion of the outstanding principal balance. Certain loans held for investment require minimum principal payments, including partial paydowns of principal in the event of a sale of the underlying collateral. We may also, from time to time, fully or partially realize our investments through sale and expect to continue to resolve loans in our loan pools to generate cash, particularly those in acquired credit-distressed portfolios. We may also pursue opportunities to sell whole or partial positions in our originated loan investments or obtain financing (see “—Investment-Level Financing” and "Business—Leverage Policies") to generate cash and improve the return on our investments.
For the year ended December 31, 2012, our investments generated $299 million of cash from various sources as follows:

•
Acquired loans—We received approximately $143.5 million from our acquired single loans and loan portfolios from various sources, such as interest and fees, proceeds from financing, loan sales and principal receipts including payoffs, and distributed $11.1 million of this amount to noncontrolling interests. Approximately $97.4 million of cash received was capital in nature. The major contributors to capital returned were $23.9 million from the Bulls Loan Portfolio from financing and loan resolutions, $17 million from the U.S. Life Insurance Loan Portfolio from loan resolutions, $5 million from the Florida Multifamily Property Loan financing, $25.7 million from the sale of the A-note on the Manhattan Landmark Buildings Loan, and $9 million of principal receipts on the Luxury Destination Club Recourse Loan II. In addition, we started receiving distributions from three of our FDIC loan portfolios, as FDIC financing on those portfolios have been fully paid off or defeased. We received $6 million from these FDIC loan portfolios and we expect to continue to receive cash distributions from these three portfolios as well two others starting in 2013.

•
Originated loans—We received approximately $142.8 million from our originated loans and distributed $0.9 million to noncontrolling interests. In addition to current interest and required principal payments received, the amount included $57 million from the participation sale, restructuring fees and early payoff of the WLH Secured Loan, $10 million from the sale of the senior note on the Luxury Destination Resort Loan, $4.4 million from the sale of a participation interest in the Luxury Destination Club Recourse Loan I, and $38 million from the early payoff and prepayment fee received on the Extended Stay Loan. The proceeds from the prepayment was invested to participate in the restructured Extended Stay Mezzanine B&C Loans shortly thereafter.

•
Other real estate investments—We received approximately $24.5 million from our other real estate debt-related investments, most of which was from the sale of 543,760 shares of First Republic Bank. We also received proceeds from the sale of residential development projects to WLH and the sale of a corporate loan originated in 2011.

Credit Facility
Our current primary source of liquidity in addition to cash on hand is our credit facility. In September  2012, we amended our existing credit agreement (as amended, the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and certain lenders. The Credit Agreement continues to provide a credit facility in the initial maximum principal amount of $175 million at the same interest rate and maturity date, and may be increased to $250 million, subject to certain conditions set forth in the Credit Agreement, including each lender or substitute lenders agreeing to provide commitments for such increased amount. Borrowings under the Credit Agreement will be used to finance investments in our target assets, as well as for general corporate purposes.
The amendment expanded the types of assets and associated income qualifying for the borrowing base and modified certain limitations on the types of assets and associated income that can qualify for the borrowing base. The amendment also modified certain financial covenants to be more favorable to reflect the growth of our equity capital base since the previous amendment in September 2011. As of March 6, 2013, we had the ability to borrow up to $156.9 million, none of which had been drawn.
The Credit Agreement contains covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. At December 31, 2012, we were in compliance with all debt covenants and we expect to continue to meet all financial and reporting requirements. However, in the event of an economic slow-down, volatility in the credit markets, and rising cost of capital, there is no certainty that we will be able to continue to meet all of the covenant requirements. The following table summarizes the key financial covenants and our actual results as of and for the three months ended December 31, 2012:

		Actual Level
($ in thousands)	Covenant Level	December 31, 2012
Financial covenant as defined in the Credit Agreement:
Consolidated Tangible Net Worth	Minimum $978,254	$1,221,050
Consolidated Fixed Charge Coverage Ratio	Minimum 2.25 to 1.0	4.46 to 1.0
Consolidated Leverage Ratio	Maximum 0.5 to 1.0	0.10 to 1.0
Liquidity	Minimum $5,000	$312,810
Total Facility Permitted Borrowings	Maximum $142,611	$—

Investment-Level Financing
The structured transactions with the FDIC were consummated in part with leverage provided by the FDIC. As of December 31, 2012, three of the eight FDIC portfolios had fully repaid the purchase money notes and have begun to make distributions to investors. We also secured investment-level financing on our 2100 Grand loan by assignment of an A-note participation, seller-financing on the Luxury Destination Club Recourse Loan II, and bank financing on the Bulls Loan Portfolio and Florida Multifamily Property Loan. The Hotel Portfolio we acquired through foreclosure is subject to an existing mortgage. We may attempt to secure other investment-level financing, if available, including term loans, securitizations, warehouse facilities, repurchase agreements and the issuance of debt and equity securities. We also expect to continue to invest in a number of our assets through co-investments with other investment vehicles managed by affiliates of our Manager and/or other third parties, which may allow us to pool capital to access larger transactions and diversify investment exposure.
Equity Offerings
In March 2012, we completed an underwritten public offering of 5,800,000 shares of our 8.50% Series A Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share (“Series A Preferred Stock”), including a partial exercise of the overallotment option by the underwriters. The net offering proceeds, after deducting underwriting discounts and commissions and offering costs payable by us, were approximately $140 million. We used $105 million of the proceeds to repay amounts then outstanding on our credit facility.
In July 2012, we completed an underwritten public offering of 4,280,000 shares of our Series A Preferred Stock, including a partial exercise of the overallotment option by the underwriters at a premium to par that translated to a strip yield of 8.3%. The net offering proceeds, after deducting underwriting discounts and commissions and offering costs payable by us, were approximately $106 million. We used $40.5 million of the proceeds to repay amounts then outstanding on our credit facility.
In September 2012, we completed a sale of 8,050,000 shares of our common stock to an underwriter at a price of $18.53 per share. The net offering proceeds, after deducting offering costs payable by us, were approximately $149 million. We used $35 million of the proceeds to repay amounts then outstanding on our credit facility.
In December 2012, we completed a sale of 11,500,000 shares of our common stock to underwriters at a price of $19.29 per share. The net offering proceeds, after deducting offering costs payable by us, were approximately $221 million. We invested $130 million of the proceeds in CSFR OP.
In January 2013, we completed a sale of 11,500,000 shares of our common stock to underwriters at a price of $20.20 per share. The net offering proceeds, after deducting underwriting discounts and commissions and offering costs payable by us, were approximately $232.3 million. We invested $20 million of the proceeds in CSFR OP.
To the extent not otherwise described above, net proceeds from the above-referenced offerings were or will be used for our operations and to acquire our target assets.
We may in the future offer and sell various types of equity securities under our current shelf registration statement or future shelf registration statements filed with the SEC. These securities may be issued from time to time at our discretion based on our needs and depending upon market conditions and available pricing.

Non-GAAP Supplemental Financial Measure: Core Earnings
Core Earnings is a non-GAAP measure and is defined as GAAP net income (loss) excluding non-cash equity compensation expense, incentive fees, real estate depreciation and amortization and any unrealized gains or losses from mark-to-market valuation changes (other than permanent impairment) that are included in net income. The amount is adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-cash items after discussions between the Manager and our independent directors and after approval by a majority of our independent directors.
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
Portions of adjustments to GAAP net income to reconcile to Core Earnings represent our proportionate share of such items incurred by our unconsolidated joint ventures. A reconciliation of our GAAP net income attributable to common stockholders to Core Earnings is presented below:

	Year Ended December 31,
(In thousands)	2012	2011	2010
GAAP net income attributable to common stockholders	$48,096	$42,260	$17,731
Adjustments to GAAP net income to reconcile to Core Earnings:
Noncash equity compensation expense	6,133	116	67
Incentive fee	936	349	—
Depreciation expense	4,478	—	—
Net unrealized loss on derivatives	119	518	—
Core Earnings	$59,762	$43,243	$17,798
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
Interest Rate and Credit Curve Spread Risk
Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Credit curve spread risk is highly sensitive to the dynamics of the markets for commercial real estate loans and securities we hold. Excessive supply of these assets combined with reduced demand will cause the market to require a higher yield. This demand for higher yield will cause the market to use a higher spread over the U.S. Treasury securities yield curve, or other benchmark interest rates, to value these assets. The majority of the performing loans held by our unconsolidated joint ventures are fixed rate loans. As U.S. Treasury securities are priced to a higher yield and/or the spread to U.S. Treasuries used to price the assets increases, the price at which the joint ventures could sell some of the assets may decline. Conversely, as U.S. Treasury securities are priced to a lower yield and/or the spread to U.S. Treasuries used to price the assets decreases, the value of the loan portfolios may increase. In addition, fluctuations in LIBOR rates may affect the amount of interest expense we incur in connection with borrowings under our credit facility, which, based on our current debt ratio, incur interest expense at a per annum rate equal to the sum of, at our election, the one, two, three, six, or twelve-month LIBOR plus 3.5%. As of December 31, 2012, the Company had no outstanding borrowings.
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
Currency Risk
We have foreign currency rate exposures related to our equity investments in joint ventures which hold certain commercial real estate loan investments in Europe. Our sole currency exposure is to the Euro. Changes in currency rates can adversely affect the fair values and earnings of our non-U.S. holdings. As of December 31, 2012, we had approximately €31.3 million, or $41.3 million, in European investments. Net tax-effected accumulated foreign exchange loss on the European investments was approximately $3.1 million, or $2.4 million after hedge gain. A 1% change in the exchange rate would result in a $0.4 million increase or decrease in translation gain or loss on our investments in unconsolidated joint ventures. We mitigate this risk by utilizing currency instruments to hedge the capital portion of our foreign currency risk. The type of hedging instrument that we employed on our European investments was a costless collar (buying a protective put while writing an out-of-the-money covered call with a strike price at which the premium received is equal to the premium of the protective put purchased) which involved no initial capital outlay. The puts were structured with strike prices approximately 10% lower than our cost basis in such investments, thereby limiting any Euro related foreign exchange related fluctuations to approximately 10% of the original capital invested in the deal.
At December 31, 2012, we had six outstanding collars with an aggregate notional amount of €16.1 million. The maturity dates of such instruments approximate the projected dates of related cash flows for specific investments. Termination or maturity of currency hedging instruments may result in an obligation for payment to or from the counterparty to the hedging agreement. We are exposed to credit loss in the event of non-performance by counterparties for these contracts. To manage this risk, we select major international banks and financial institutions as counterparties and perform a quarterly review of the financial health and stability of our trading counterparties. Based on our review as of December 31, 2012, we do not expect any counterparty to default on its obligations.
The following table summarizes the notional amount and fair value of our collars as of December 31, 2012:

(In thousands, except exchange rates)
Hedged Asset	Notional Amount	Cap Range (USD/€)	Floor Range (USD/€)	Expiration Date	Net Fair Value
Investments in German loan portfolios	€16,070	1.428–1.510	1.130–1.290	July 2013–July 2015	$467

ITEM 8.    Financial Statements and Supplementary Data
The financial statements and the supplementary financial data required by this item appear in Item 15: Exhibits and Financial Statement Schedules.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2012.
Changes in Internal Control over Financial Reporting
During 2012, we entered into a new business segment when we made a series of investments into an investment platform created for the purpose of acquiring and renting single-family homes. This new business segment implemented policies, key business processes and internal control procedures specific to its operations, which are now an integral part of the Company's internal control over financial reporting.
Except as described above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, we evaluated the effectiveness of our internal control over financial reporting using the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.
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
We have audited Colony Financial, Inc.’s (the "Company") internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Colony Financial, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Colony Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Colony Financial, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2012, and our report dated March 11, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
March 11, 2013

ITEM 9B. Other Information
None.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance.
The information required by Item 10 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2012.

ITEM 11. Executive Compensation.
The information required by Item 11 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2012.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by Item 12 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2012.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by Item 13 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2012.

ITEM 14. Principal Accountant Fees and Services.
The information required by Item 14 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2012.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

Financial Statements of Colony Financial, Inc.

Financial Statements of Significant Investees of Colony Financial, Inc.
Financial Statements of ColFin WLH Funding, LLC (1)
Financial Statements of ColFin NW Funding, LLC (1)

(1)	Unaudited except for the year ended December 31, 2010
(b) Exhibits
The Exhibit Index attached hereto is incorporated by reference under this item.
(c) Schedules
All schedules are omitted because they are not applicable, or the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Colony Financial, Inc.

We have audited the accompanying consolidated balance sheets of Colony Financial, Inc. (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Colony Financial, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Colony Financial, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
March 11, 2013

COLONY FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2012	2011
ASSETS
Cash	$170,199	$3,872
Investments in unconsolidated joint ventures	877,081	443,500
Loans held for investment, net	333,569	232,619
Beneficial interests in debt securities, available-for-sale, at fair value	32,055	32,427
Other assets	22,663	15,101
Total assets	$1,435,567	$727,519
LIABILITIES AND EQUITY
Liabilities:
Line of credit	$—	$69,000
Secured financing	108,167	13,845
Accrued and other liabilities	12,944	16,304
Due to affiliates	4,984	3,788
Dividends payable	26,442	11,092
Total liabilities	152,537	114,029
Commitments and contingencies (Note 15)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value, 8.5% Series A Cumulative Redeemable Perpetual, liquidation preference of $25 per share, 50,000,000 shares authorized, 10,080,000 and no shares issued and outstanding, respectively	101	—
Common stock, $0.01 par value, 450,000,000 shares authorized, 53,091,623 and 32,624,889 shares issued and outstanding, respectively	531	326
Additional paid-in capital	1,222,682	599,470
(Distributions in excess of) retained earnings	(5,167)	5,510
Accumulated other comprehensive income (loss)	5,184	(2,330)
Total stockholders’ equity	1,223,331	602,976
Noncontrolling interests	59,699	10,514
Total equity	1,283,030	613,490
Total liabilities and equity	$1,435,567	$727,519
The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended December 31,
	2012	2011	2010
Income
Equity in income of unconsolidated joint ventures	$68,737	$46,720	$24,227
Interest income	36,445	16,775	3,158
Other income from affiliates	1,973	1,974	40
Total income	107,155	65,469	27,425
Expenses
Management fees (including $5,714, $0 and $0 of share-based compensation, respectively)	18,982	8,477	3,542
Investment expenses (including $1,657, $1,719 and $355 reimbursable to affiliates, respectively)	2,977	2,793	442
Interest expense	8,248	3,011	555
Administrative expenses (including $2,460, $1,592 and $1,656 reimbursable to affiliates, respectively)	6,346	5,780	5,343
Total expenses	36,553	20,061	9,882
Other (loss) gain, net	(232)	(853)	454
Income before income taxes	70,370	44,555	17,997
Income tax provision	2,165	1,191	243
Net income	68,205	43,364	17,754
Net income attributable to noncontrolling interests	6,194	1,104	23
Net income attributable to Colony Financial, Inc.	62,011	42,260	17,731
Preferred dividends	13,915	—	—
Net income attributable to common stockholders	$48,096	$42,260	$17,731
Net income per common share:
Basic	$1.33	$1.47	$1.20
Diluted	$1.32	$1.46	$1.18
Weighted average number of common shares outstanding:
Basic	35,925,600	28,732,200	14,716,200
Diluted	35,943,200	28,993,700	15,003,700
The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Net income	$68,205	$43,364	$17,754
Other comprehensive income, net of tax:
Equity in other comprehensive income (loss) of unconsolidated joint ventures	7,144	(1,031)	1,573
Equity in realized gain of unconsolidated joint venture reclassified from accumulated other comprehensive income	—	(823)	—
Unrealized gain on beneficial interests in debt securities	267	614	—
Change in fair value of derivative instruments designated as hedges	(1,149)	1,192	343
Foreign currency translation adjustments, net	905	(3,158)	(549)
Realized foreign exchange loss (gain) reclassified from accumulated other comprehensive income	356	(94)	192
Other comprehensive income (loss)	7,523	(3,300)	1,559
Comprehensive income	75,728	40,064	19,313
Comprehensive income attributable to noncontrolling interests	6,203	1,070	54
Comprehensive income attributable to stockholders	$69,525	$38,994	$19,259
The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained (Distributions in Excess of) Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2009	—	$—	14,631,000	$146	$275,247	$(1,424)	$(592)	$273,377	$40	$273,417
Net income	—	—	—	—	—	17,731	—	17,731	23	17,754
Other comprehensive income	—	—	—	—	—	—	1,528	1,528	31	1,559
Common stock offering	—	—	2,750,000	28	55,660	—	—	55,688	—	55,688
Offering costs	—	—	—	—	(197)	—	—	(197)	—	(197)
Share-based payments	—	—	3,000	—	67	—	—	67	—	67
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	294	294
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(148)	(148)
Common stock dividends declared ($0.97 per share)	—	—	—	—	—	(15,155)	—	(15,155)	—	(15,155)
Balance at December 31, 2010	—	—	17,384,000	174	330,777	1,152	936	333,039	240	333,279
Net income	—	—	—	—	—	42,260	—	42,260	1,104	43,364
Other comprehensive loss	—	—	—	—	—	—	(3,266)	(3,266)	(34)	(3,300)
Common stock offering	—	—	15,350,000	153	283,822	—	—	283,975	—	283,975
Underwriting and offering costs	—	—	—	—	(12,268)	—	—	(12,268)	—	(12,268)
Issuance of common stock in connection with:
Anti-dilution purchase price adjustment	—	—	175,000	2	(164)	—	—	(162)	—	(162)
Reimbursement of deferred underwriting discounts and commissions to Manager	—	—	287,500	3	5,747	—	—	5,750	—	5,750
Payment of incentive fees	—	—	5,989	—	88	—	—	88	—	88
Common stock repurchases	—	—	(580,600)	(6)	(8,648)	—	—	(8,654)	—	(8,654)
Share-based payments	—	—	3,000	—	116	—	—	116	—	116
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	10,140	10,140
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(936)	(936)
Common stock dividends declared ($1.31 per share)	—	—	—	—	—	(37,902)	—	(37,902)	—	(37,902)
Balance at December 31, 2011	—	—	32,624,889	326	599,470	5,510	(2,330)	602,976	10,514	613,490
Net income	—	—	—	—	—	62,011	—	62,011	6,194	68,205
Other comprehensive income	—	—	—	—	—	—	7,514	7,514	9	7,523
Issuance of 8.5% Series A Cumulative Redeemable Perpetual Preferred Stock	10,080,000	101	—	—	254,477	—	—	254,578	—	254,578
Common stock offering	—	—	19,550,000	196	370,806	—	—	371,002	—	371,002
Underwriting and offering costs	—	—	—	—	(9,392)	—	—	(9,392)	—	(9,392)
Issuance of common stock for incentive fees	—	—	65,703	1	1,196	—	—	1,197	—	1,197
Share-based payments	—	—	851,031	8	6,125	—	—	6,133	—	6,133
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	54,963	54,963
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(11,981)	(11,981)
Preferred stock dividends	—	—	—	—	—	(14,328)	—	(14,328)	—	(14,328)
Common stock dividends declared ($1.44 per share)	—	—	—	—	—	(58,360)	—	(58,360)	—	(58,360)
Balance at December 31, 2012	10,080,000	$101	53,091,623	$531	$1,222,682	$(5,167)	$5,184	$1,223,331	$59,699	$1,283,030
The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash Flows from Operating Activities
Net income	$68,205	$43,364	$17,754
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discount and net origination fees on purchased and originated loans	(3,656)	(1,332)	(1,275)
Paid-in-kind interest added to loan principal	(851)	(608)	—
Amortization of deferred financing costs	2,152	1,109	251
Equity in income of unconsolidated joint ventures	(68,737)	(46,720)	(24,227)
Distributions of income from unconsolidated joint ventures	64,839	25,959	16,296
Share-based payments	7,330	204	67
Changes in operating assets and liabilities:
Increase in other assets	(2,914)	(1,802)	(515)
Increase in accrued and other liabilities	2,148	1,759	222
Increase in due to affiliates	1,196	1,574	1,738
Other adjustments, net	1,314	910	(454)
Net cash provided by operating activities	71,026	24,417	9,857
Cash Flows from Investing Activities
Contributions to unconsolidated joint ventures	(528,347)	(199,340)	(114,392)
Distributions from unconsolidated joint ventures	136,496	20,394	3,740
Investments in purchased loans receivable, net of seller financing	(56,427)	(53,507)	(13,955)
Repayments of principal on loans receivable	48,084	—	—
Net disbursements on originated loans	(56,000)	(105,804)	(57,949)
Proceeds from sales of loans receivable	30,159	—	4,012
Acquisition of beneficial interests in debt securities	—	(28,000)	—
Other investing activities, net	58	(176)	(116)
Net cash used in investing activities	(425,977)	(366,433)	(178,660)
Cash Flows from Financing Activities
Proceeds from issuance of preferred stock, net	246,559	—	—
Proceeds from issuance of common stock, net	371,002	272,261	55,613
Dividends paid to preferred stockholders	(9,326)	—	—
Dividends paid to common stockholders	(48,367)	(32,894)	(10,095)
Common stock repurchases	—	(8,654)	—
Line of credit borrowings	133,500	73,000	80,500
Line of credit repayments	(202,500)	(24,000)	(60,500)
Proceeds from secured financing	—	—	14,000
Secured financing repayments	(9,202)	(155)	—
Payment of deferred financing costs	(1,772)	(2,204)	(1,817)
Payment of offering costs	(922)	(554)	(131)
Payment of deferred underwriting discounts and commissions	—	(5,750)	—
Contributions from noncontrolling interests	54,963	10,140	294
Distributions to noncontrolling interests	(11,981)	(936)	(148)
Other financing activities, net	(676)	(608)	—
Net cash provided by financing activities	521,278	279,646	77,716
Effect of exchange rates on cash	—	(3)	2
Net increase (decrease) in cash	166,327	(62,373)	(91,085)
Cash, beginning of period	3,872	66,245	157,330
Cash, end of period	$170,199	$3,872	$66,245

COLONY FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Year Ended December 31,
	2012	2011	2010
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$5,667	$1,568	$301
Cash paid for income taxes	$4,930	$337	$434
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends payable	$26,442	$11,092	$6,084
Derivative liability assumed for beneficial interests in securities	$—	$4,122	$—
Seller-provided secured financing on purchased loan	$103,524	$—	$—
Interest reserve for seller financing funded by borrower of purchased loan (Note 7)	$9,984	$—	$—
Assignment of loans receivable and related liabilities to investment in unconsolidated joint ventures	$29,427	$—	$—
Investments in loans receivable in accrued and other liabilities	$—	$1,669	$—
Offering costs included in accrued and other liabilities	$297	$—	$—
Deferred payment on investment in unconsolidated joint venture	$—	$150	$—

The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
1. Organization
Colony Financial, Inc. (the “Company”) was organized on June 23, 2009 as a Maryland corporation for the purpose of acquiring, originating and managing commercial mortgages, which may be performing, sub-performing or non-performing loans (including loan-to-own strategies), and other commercial real estate-related debt and equity investments. The Company also acquires single-family residential rental properties through its investment in CSFR Operating Partnership, L.P. ("CSFR OP"). The Company is externally managed and advised by Colony Financial Manager, LLC (the “Manager”), a wholly-owned subsidiary of Colony Capital, LLC ("Colony Capital"), a privately held global real estate investment firm. The Company elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code commencing with its first taxable year ended December 31, 2009.
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
Cash and Cash Equivalents
For purposes of reporting cash flows, the Company considers short-term, highly liquid investments with original maturities of three months or less to be cash equivalents. The Company did not have any cash equivalents at December 31, 2012 and 2011. The Company maintains its cash accounts in a number of commercial banks. At various times during the year, the Company had deposits in excess of federally insured limits.
Investments in Unconsolidated Joint Ventures
The Company holds ownership interests in certain joint ventures. The Company evaluates its interest in these entities to determine whether they meet the definition of a VIE and whether the Company does not consolidate these entities. In each case, the Company has determined that (1) the entity is not a VIE and the Company does not have a controlling financial interest, or (2) the entity is a VIE but the Company is not the primary beneficiary. Since the Company is not required to consolidate these entities but has significant influence over operating and financial policies, it accounts for its investments in joint ventures using the equity method. Under the equity method, the Company initially records its investments at cost and adjusts for the Company’s proportionate share of net earnings or losses and other comprehensive income or loss, cash contributions made and distributions received, and other adjustments, as appropriate. Distributions of operating profit from the joint ventures are reported as part of operating cash flows. Distributions related to a capital transaction, such as a refinancing transaction or sale, are reported as investing activities.
The Company performs a quarterly evaluation of its investments in unconsolidated joint ventures to determine whether the fair value of each investment is less than the carrying value, and, if such decrease in value is deemed to be other-than-temporary, writes down the investment to fair value.
Loans Receivable
The Company and its unconsolidated joint ventures originate and purchase loans receivable. Originated loans are recorded at amortized cost, or the outstanding unpaid principal balance (“UPB”) less net deferred loan fees. Net deferred loan fees include unamortized origination and other fees charged to the borrower less direct incremental loan origination costs incurred by the Company. Purchased loans are recorded at amortized cost, or the UPB less unamortized purchase discount. Costs to purchase loans are expensed as incurred. Interest income is recognized based upon the contractual rate and the outstanding principal balance of the loans. Purchase discount or net deferred loan fees are amortized over the expected life of the loans using the effective yield method except on revolving loans, for which the straight-line method is used. When a loan is prepaid, prepayment fees and any excess of proceeds over the carrying amount of the loan are recognized as a gain. Loans that the Company has the intent and ability to hold for the foreseeable future are classified as held-for-investment.
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
Acquired Credit-Distressed Loans—The Company and its unconsolidated joint ventures acquire credit-distressed loans for which the Company or the joint venture expects to collect less than the contractual amounts due under the terms of the loan based, at least in part, on the assessment of the credit quality of the borrower. Acquired credit-distressed loans are recorded at the initial investment in the loans and accreted to the estimated cash flows expected to be collected measured at acquisition date. The excess of cash flows expected to be collected measured at acquisition date over the initial investment (“accretable yield”) is recognized in interest income over the remaining life of the loan using the effective interest method. The excess of contractually required payments at the acquisition date over expected cash flows (“nonaccretable difference”) is not recognized as an adjustment of yield, loss accrual or valuation allowance. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment to the loan’s accretable yield over its remaining life, which may result in a reclassification from nonaccretable difference to accretable yield. Subsequent decreases in cash flows expected to be collected are evaluated to determine whether a provision for loan loss should be established. If decreases in expected cash flows result in a decrease in the estimated fair value of the loan below its amortized cost, the Company will record a provision for loan losses calculated as the difference between the loan’s amortized cost and the revised cash flows, discounted at the loan’s effective yield.
Acquired credit-distressed loans may be aggregated into pools based upon common risk characteristics, such as loan performance, collateral type and/or geographic location of the collateral. Once a loan pool is identified, a composite yield and estimate of cash flows expected to be collected (including expected prepayments) are used to recognize interest income. A loan resolution within a loan pool, which may involve the sale of the loan or foreclosure on the underlying collateral, results in the removal of an allocated carrying amount. A loan modified within a loan pool remains in the loan pool, with the effect of the modification incorporated into the expected future cash flows.
Investments in Debt and Equity Securities
The Company designates debt and equity securities as held-to-maturity, available-for-sale, or trading depending upon its intent at the time of acquisition. The Company’s beneficial interests in debt securities are designated as available-for-sale and are presented at fair value. Unrealized gains or losses are included as a component of other comprehensive income or loss. Premiums or discounts on acquired debt securities are amortized or accreted into income using the effective interest method over the expected lives of the individual securities. The Company performs a quarterly assessment of its debt and equity securities to determine whether a decline in fair value below amortized cost is other than temporary. Other-than-temporary impairment exists when it is probable that the Company will be unable to recover the entire amortized cost basis of the security. If the decline in fair value is deemed to be other than temporary, the security is written down to fair value which becomes the new cost basis and an impairment loss is recognized.
Investment in Real Estate
Real Estate Acquisitions—Property is recorded at the purchase price, allocated among land, building, improvements, in-place lease values, and equipment based upon their fair values at the date of acquisition. The Company evaluates each purchase transaction to determine whether the acquired assets meet the definition of a business. Transaction costs related to acquisitions that are not deemed to be businesses are included in the cost basis of the acquired assets, while transaction costs related to acquisitions that are deemed to be businesses are expensed as incurred.
Depreciation is computed on the straight-line basis over the estimated useful lives of the assets, which generally range from 15 to 40 years for buildings and improvements and 5 to 15 years for furniture, fixtures and equipment.
Expenditures for ordinary repairs and maintenance are expensed as incurred, while expenditures for significant renovations that improve or extend the useful life of the asset are capitalized and depreciated over their estimated useful lives.
Real Estate Acquired in Settlement of Loans—Real estate acquired in full or partial settlement of loans ("real estate owned," or "REO") is measured at fair value less estimated costs to sell at the acquisition date. The fair value of REO is generally based on a third party appraisal or on a combination of appraised value, broker price opinions and comparable sales. REO is generally classified as held for sale and not depreciated during the holding period. REO that the Company intends to own and operate is depreciated over its estimated useful life.
Other Assets
Other assets include the fair value of derivative instruments, deferred financing costs, restricted cash, deferred tax assets, interest receivable and prepaid expenses.
Deferred Financing Costs—Costs incurred in connection with the Company's financing arrangements are recorded as deferred financing costs and included in other assets on the Company's balance sheets. Deferred financing costs associated with the credit facility are amortized using the straight-line method over the expected term of the credit facility. Deferred financing costs associated with secured financing are amortized using the effective interest method over the term of the financing. As of December 31, 2012 and 2011, $2.3 million and $2.7 million, respectively, of deferred financing costs are included in other assets, net of accumulated amortization of $3.5 million and $1.4 million, respectively.
Restricted Cash—Restricted cash primarily includes escrow deposits from borrowers for various purposes, including property taxes, insurance, replacement reserves and interest reserves, with a corresponding liability included in accrued and other liabilities. At December 31, 2012 and 2011, borrower escrow accounts of $6.7 million and $6.5 million, respectively, were included in other assets and accrued and other liabilities. Restricted cash at December 31, 2012 also includes an interest reserve of $7.0 million funded by the borrower of a loan acquired in May 2012 to service concurrent seller financing (Notes 4 and 7).
Transfers of Financial Assets
Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over a transferred financial asset is deemed to be surrendered when (1) the asset has been legally isolated; (2) the transferee has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred asset; and (3) the Company does not maintain effective control over the transferred asset through either (a) an agreement that entitles and obligates the Company to repurchase or redeem it before its maturity or (b) an agreement that provides the Company with both the unilateral ability to cause the holder to return specific assets and a more than trivial benefit attributable to that ability. The difference between the net proceeds received and the carrying amount of the financial assets being sold is recognized as a gain or loss on sale. Transfers of financial assets that do not meet these requirements are accounted for as financing transactions.
Secured Financing
Secured financing arrangements include loan-on-loan financing and an A-note participation accounted for as a financing transaction as it did not meet the criteria for treatment as a sale under GAAP (see Note 7).
Rental Income
Residential leases generally have one-year terms. Rental income from residential leases is recognized on a straight-line basis, which is not materially different than if it were recorded when due from residents and recognized monthly as it was earned. Certain costs incurred to lease vacant homes, including leasing commissions and other fees, are capitalized and amortized over the term of the lease. Rents received in advance are deferred.
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
Other Income
Other income primarily includes asset management fees earned by two wholly-owned subsidiaries of the Company that provide asset management services for two of the Company's unconsolidated joint ventures that invested in loan portfolios. Asset management fees are recognized as earned.
Derivatives and Hedging
The Company uses currency collars (consisting of caps and floors) to hedge the foreign currency exposure of its net investments in foreign entities and records all derivative instruments at fair value. The Company has entered into various cap and floor foreign currency instruments with notional amounts and termination dates based upon the anticipated cash flows from the investments. The fair values of derivative financial instruments are included in other assets and other liabilities on a gross basis. To the extent they are effective, fair value adjustments on derivative instruments designated as hedges are reported as other comprehensive income and included in stockholders' equity until the hedged item is realized. Ineffective portions and settlement gains and losses, if any, are included in earnings. The Company does not enter into derivative transactions for speculative or trading purposes.
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
Share-Based Payments
The Company recognizes the cost of share-based awards based upon their fair values on a straight-line basis over the requisite service period, which is generally the vesting period of the awards. For awards to the Company’s employees, including its independent directors, the fair value is determined as the grant date stock price. For share-based awards to non-employees, including the Manager and employees of the Manager, the fair value is based upon the vesting date stock price, which requires the amount of related expense to be adjusted to the fair value of the award at the end of each reporting period until the award has vested.
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
The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of December 31, 2012 and 2011, the Company has not established a liability for uncertain tax positions.
Segment Reporting
The Company operates in two reportable segments: real estate debt investments and single-family residential (“SFR”) rentals. The real estate debt investments segment includes the Company's investments in originated and acquired commercial real estate debt, real estate acquired in settlement of loans, mortgage-backed securities, and other debt-related investments. The SFR rental segment represents the Company's investment in investment platforms created for the purpose of acquiring and renting single-family homes. Prior to 2012, the Company's operating activities were exclusively within the real estate debt investments segment.

Recent Accounting Updates
Fair Value Measurement—In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, to achieve common fair value measurement and disclosure requirements under GAAP and International Financial Reporting Standards. ASU No. 2011-04 amended previous fair value guidance to provide increased transparency around valuation inputs and investment categorization. The Company adopted the new requirements of ASU No. 2011-04 on January 1, 2012. The adoption did not have a significant effect on the Company’s consolidated financial position, results of operations or cash flows.
Comprehensive Income—In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under ASU No. 2013-02, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income ("AOCI") by component. In addition, an entity is required to present, either on the face of the income statement or in the notes, significant amounts reclassified from AOCI by the respective line items of the income statement. ASU No. 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU No. 2013-02 is effective for reporting periods beginning after December 15, 2012, and is not expected to have a significant effect on the Company's consolidated financial position, results of operations or cash flows.
3. Investments in Unconsolidated Joint Ventures
Pursuant to an investment allocation agreement between the Company, the Manager and Colony Capital, many of the Company’s investments have been structured as joint ventures with one or more private investment funds or other investment vehicles ("Co-Investment Funds") managed by Colony Capital or its affiliates. The joint ventures are generally capitalized through equity contributions from the members, although certain investments are leveraged through various financing arrangements. The Company’s exposure to the joint ventures is limited to amounts invested or committed to the joint ventures at inception, and neither the Company nor the other investors are required to provide financial or other support in excess of their capital commitments.
The Company’s investments in unconsolidated joint ventures are summarized below:

(Amounts in thousands)				Carrying Value at December 31,
Joint Ventures	Investment Description	Ownership Percentage		2012	2011
CSFR Operating Partnership, L.P.	Acquisition and rental of single-family homes	38.9%	(1)	$251,501	$—
ColFin Court Square Funding, LLC	Preferred equity investment in the acquisition entity that acquired a Class A office tower located in Long Island City, New York	50.0%		46,188	—
ColFin Bulls Funding A, LLC and ColFin Bulls Funding B, LLC	Acquisition of approximately 650 credit-distressed loans consisting of substantially all first mortgage recourse commercial real estate loans	32.5%		39,662	63,699
ColFin DB Guarantor, LLC and Colony AMC DB, LLC	Structured acquisition in a joint venture with the Federal Deposit Insurance Corporation (the “FDIC”) of approximately 1,200 credit-distressed loans secured mostly by commercial real estate	33.3%		39,317	37,710
ColFin 2011 CRE Holdco, LLC and Colony AMC 2011 CRE, LLC	Structured acquisition in a joint venture with the FDIC of approximately 760 credit-distressed loans secured mostly by commercial real estate	44.4%		38,220	34,728
ColFin London Funding, LLC	Acquisition of 7 performing and non-performing loans secured by commercial real estate	50.0%		37,427	—
ColFin Metro Funding, LLC	Acquisition of 79 performing and non-performing loans secured by commercial real estate	50.0%		35,274	—
ColFin NW Funding, LLC	Acquisition of 25 credit-distressed first mortgage loans secured by commercial real estate	37.9%		32,676	51,396

(Amounts in thousands)			Carrying Value at December 31,
Joint Ventures	Investment Description	Ownership Percentage	2012	2011
ColFin JIH Holdco, LLC, ColFin JIH Mezzco A, LLC and ColFin JIH Opco, LLC	Equity interests in and senior mezzanine loan receivable from entities owning a portfolio of 103 limited service hotels	33.3%	32,320	—
ColFin Hunt Holdco A, LLC and ColFin Hunt Holdco B, LLC	Acquisition of 5 non-performing first mortgage loans secured by commercial real estate located in Germany	37.9%	26,963	27,714
ColFin Ash Funding, LLC	Acquisition of the two most junior mortgage participation interests in a newly restructured first mortgage secured by five full-service hotels	50.0%	24,365	—
ColFin MF5 Funding, LLC	Acquisition of most senior bond and interest-only certificate in a CMBS trust that owns approximately 270 first mortgage loans	11.0%	21,130	—
ColFin FRB Investor, LLC	Shares of common stock of First Republic Bank, a publicly-traded commercial bank	5.9%	20,224	21,848
ColFin Midwest Funding, LLC	Acquisition of 60 performing and non-performing loans primarily secured by commercial real estate	50.0%	18,635	—
ColFin 666 Funding, LLC	Acquisition of a first mortgage pari-passu participation interest secured by Class A midtown Manhattan office building	33.3%	17,595	16,578
ColFin PHX Tower Funding, LLC	Acquisition of a sub-performing first mortgage loan secured by a high-rise office tower located in Arizona	50.0%	16,454	—
ColFin FCDC Funding, LLC	Equity interests in two partially developed master planned communities located in California	50.0%	15,422	—
ColFin 2012 CRE ADC Holdco, LLC and Colony AMC 2012 CRE ADC, LLC	Structured acquisition in a joint venture with the FDIC of 492 performing and non-performing loans secured by commercial real estate	50.0%	15,370	—
ColFin Inland Funding, LLC and ColFin Inland Investor, LLC	Origination of first mortgage loan secured by a Southern California master planned development and equity participation rights	50.0%	15,086	14,176
ColFin Bow Funding A, LLC and ColFin Bow Funding B, LLC	Acquisition of 63 credit-distressed loans consisting of substantially all first mortgage recourse commercial real estate loans	50.0%	13,779	14,469
ColFin ALS Funding, LLC	Origination of recourse loan secured by first liens on two West Village Manhattan townhomes and a photography catalogue	33.3%	12,841	11,093
ColFin Axle Funding, LLC	Structured acquisition in a joint venture with the FDIC of approximately 1,660 credit-distressed loans consisting of substantially all first mortgage recourse commercial real estate loans	4.5%	12,805	11,822
Colony Funds Sants S.à r.l.	Syndicated senior secured loan to a Spanish commercial real estate company	5.1%	11,982	11,611
ColFin SXC Funding, LLC	Origination of mezzanine loan cross-collateralized by a portfolio of limited-service hotels	50.0%	10,795	—
ColFin BAMO II Funding A, LLC and ColFin BAMO II Funding B, LLC	Acquisition of 26 credit-distressed loans consisting of substantially all first mortgage recourse commercial real estate loans	50.0%	9,768	—
ColFin 2011 ADC Funding, LLC and Colony AMC 2011 ADC, LLC	Structured acquisition in a joint venture with the FDIC of approximately 1,500 credit-distressed loans secured mostly by commercial real estate	15.2%	9,330	10,159
ColFin 2011-2 CRE Holdco, LLC and Colony AMC 2011-2 CRE, LLC	Structured acquisition in a joint venture with the FDIC of approximately 310 credit-distressed loans consisting of substantially all first mortgage recourse commercial real estate loans	24.7%	8,505	7,753

(Amounts in thousands)			Carrying Value at December 31,
Joint Ventures	Investment Description	Ownership Percentage	2012	2011
ColFin Hearthstone Funding, LLC and ColFin Hearthstone Investor, LLC	Senior revolving loan facility secured by a Southern California master planned development and equity participation rights	50.0%	7,987	—
ColFin Mira Mezz Funding, LLC	Origination of senior first mortgage and mezzanine loans secured by all assets of a destination spa resort located in Arizona	50.0%	7,542	17,484
C-VIII CDCF CFI MBS Investor, LLC	Senior bond secured by seasoned CMBS bonds, U.S. Treasuries and a B-note	33.3%	6,340	5,036
Other unconsolidated joint ventures (investments less than $5 million carrying value at December 31, 2012)		10.6% to 50.0%	21,578	86,224
			$877,081	$443,500

(1)
Subsequent to December 31, 2012, the Company committed to contribute up to an additional $295 million and certain unaffiliated investors committed to contribute up to an aggregate $1.2 billion in CSFR OP. After giving effect to the additional capital commitments through March 6, 2013, the Company's ownership percentage in CSFR OP is 24.5%.

The following is a summary of significant developments affecting the joint ventures during the year ended December 31, 2012:
From March to August 2012, the Company invested $150 million in ColFin American Investors, LLC (“CAI”), a joint venture with a Co-Investment Fund, created for the purpose of acquiring and renting single-family homes. On July 31, 2012, as part of the initial capital raise (“Founders' Round”) of CSFR OP in the amount of approximately $513 million, the Company entered into a subscription agreement for an associate general partner interest in CSFR OP and committed to invest $150 million. CSFR OP is a newly formed investment vehicle created for the purpose of investing in single-family rental homes and is managed by Colony American Homes, LLC (“CAH”), an affiliate of the Manager. Such investment was completed through transfers of the Company’s interest in CAI. According to the terms of the subscription agreement, no management or similar fees will be paid to CAH in respect of the Company’s investment in CSFR OP. As a participant in the Founders’ Round, the Company is entitled to (a) its pro rata share of 25% of the carried interest paid by partners who invest in CSFR OP subsequent to the Founders’ Round, and (b) its pro rata share of warrants with a $0.01 strike price (i) to participate in any distributions made by CAH and (ii) to acquire 25% to 33 1/3% of Class D Units of CAH in the event of a realization transaction, as defined in the warrant agreement ((a) and (b) collectively, the "Founders' Round Terms"). The fair value of such warrants was immaterial at December 31, 2012. Subsequent to the Founders' Round and through December 31, 2012, the Company invested an additional $105 million in CSFR OP for a combined $255 million, or 38.9%, of the approximately $655.9 million contributed by all CSFR OP investors.
From January 1, 2013 through March 6, 2013, CSFR OP received additional capital commitments of approximately $1.6 billion, including $295 million from the Company. After giving effect to these additional commitments, CSFR OP has received aggregate commitments of approximately $2.2 billion, including $550 million from the Company. The additional commitments and associated investments in CSFR OP subsequent to the Founders' Round have and will be made on the same cost basis as all investors in CSFR OP to date, but excluding the Founders' Round Terms. In January and February 2013, the Company made additional investments in CSFR OP totaling $120 million, for a cumulative $375 million invested to date. The Company has unfunded commitments of $175 million, which unfunded commitments the general partner of CSFR OP is authorized to call in its discretion.
In October 2009, the Company participated in the origination of a $206 million senior secured term loan through ColFin WLH Funding, LLC ("WLH Investor"), a joint venture with Co-Investment Funds. In connection with a comprehensive restructuring and recapitalization plan of the borrower in February 2012, the $206 million loan was amended into a new $235 million senior secured term loan facility with a lower interest rate in exchange for a 1% restructuring fee paid to WLH Investor. In November 2012, the borrower prepaid all amounts due under the loan.
In December 2012, as a result of a decrease in its level of ownership in First Republic Bank following the sale of shares of common stock in First Republic Bank, ColFin FRB Investor, LLC determined that it no longer exerts significant influence over First Republic Bank and discontinued the equity method of accounting for its investment. As of the date of the reduced ownership, ColFin FRB Investor, LLC reclassified its equity method investment to available-for-sale securities, with a cost basis equal to the carrying amount of the investment as of the date of reclassification. The unrealized gain representing the excess of fair value of the shares and their cost basis is recorded as other comprehensive income. For the year ended December 31, 2012, the Company's proportionate share of $7.1 million is included in equity in other comprehensive income of unconsolidated joint ventures in the accompanying consolidated statement of comprehensive income.

At December 31, 2011, the Company owned one-third interests in nonperforming, delinquent mezzanine loans with an aggregate principal amount of $78 million, of which the Company's share was $26 million. The remaining two-thirds interests in the mezzanine loans were owned by a Co-Investment Fund. On January 9, 2012, the Company and the Co-Investment Fund (collectively, the “JIH Lenders”) completed the foreclosure on the portfolio of limited service hotels collateralizing the loans and contributed their interests to ColFin JIH Propco, LLC (“JIH Propco,” subsequently renamed ColFin JIH AHI Propco JV, LLC) a joint venture in which the Company initially owned a one-third interest through its interest in ColFin JIH Holdco, LLC (“JIH Holdco”). The properties are subject to a first mortgage loan by a commercial bank, which was in default at the time of foreclosure. The borrower entities had been operating under bankruptcy protection and, pursuant to a plan of reorganization, emerged from bankruptcy on December 18, 2012. The reorganization accomplished a number of matters, including a TDR of the mortgage loan resulting in an extension of the loan term and a full waiver of accrued default interests and fees, a change in hotel management, the sale of a minority equity interest to the new management company, and a re-flagging of the hotels with various nationally recognized brands. The accrued default interest and fees waived in the TDR of the mortgage loan did not result in a gain but will be amortized to reduce future interest expense. On December 31, 2012, the JIH Lenders reached a settlement with the former owners in the amount of $8.4 million for damages incurred in connection with the bankruptcy. A settlement gain of $8.4 million was recognized by JIH Holdco for the year ended December 31, 2012 and payments were received in January 2013. The Company's share of the gain is included in equity in income of unconsolidated joint ventures in the accompanying statement of operations.
Activity in the Company’s investments in unconsolidated joint ventures is summarized below:

(In thousands)	2012	2011
Balance at January 1	$443,500	$248,750
Contributions	528,347	199,490
Assignment of loans receivable and related liabilities	29,427	—
Distributions	(201,335)	(46,353)
Equity in net income	68,737	46,720
Equity in other comprehensive income (loss)	7,144	(1,031)
Equity in realized gain reclassified from accumulated other comprehensive income	—	(823)
Foreign currency translation gain (loss)	1,261	(3,253)
Balance at December 31	$877,081	$443,500
Combined condensed balance sheets and statements of operations for all unconsolidated joint ventures are presented below:
Combined Condensed Balance Sheets of Unconsolidated Joint Ventures

	December 31,
(In thousands)	2012	2011
Assets:
Cash and cash equivalents	$156,704	$97,157
Loans receivable, net	2,383,748	2,713,380
Debt and equity securities, available-for-sale, at fair value	247,963	14,820
Investments in unconsolidated joint ventures	436,188	589,246
Investments in real estate	990,105	143,267
Other assets	825,804	555,415
Total assets	$5,040,512	$4,113,285
Liabilities:
Debt	$1,018,865	$1,151,237
Other liabilities	65,193	28,031
Total liabilities	1,084,058	1,179,268
Owners’ equity	2,997,533	2,096,352
Noncontrolling interests	958,921	837,665
Total liabilities and equity	$5,040,512	$4,113,285
Company’s share of equity	$877,081	$443,500

Combined Condensed Statements of Operations of Unconsolidated Joint Ventures

	Year Ended December 31,
(In thousands)	2012	2011	2010
Income:
Interest income	$372,958	$320,409	$136,450
Equity in income of unconsolidated joint ventures	53,110	75,953	44,734
Property operating	96,897	5,998	2,362
Other	29,325	14,962	24
Total income	552,290	417,322	183,570
Expenses:
Interest expense	37,185	26,950	15,181
Property operating	73,770	9,695	1,779
Other	101,512	62,635	23,104
Total expenses	212,467	99,280	40,064
Other income:
Realized and unrealized gain on investments, net	145,258	71,651	16,813
Net income	485,081	389,693	160,319
Net income attributable to noncontrolling interests	84,806	81,439	21,291
Net income attributable to members	$400,275	$308,254	$139,028
Company’s equity in net income	$68,737	$46,720	$24,227
As of December 31, 2012, the Company’s investments in CSFR OP represented 18% of total assets. No other single investment represented greater than 10% of total assets at December 31, 2011.
For the year ended December 31, 2012, ColFin WLH Funding, LLC generated greater than 10% of total income of the Company. For the year ended December 31, 2011, ColFin FRB Investor, LLC and ColFin WLH Funding, LLC individually generated greater than 10% of total income. For the year ended December 31, 2010, ColFin WLH Funding, LLC and ColFin NW Funding, LLC individually generated greater than 10% of total income. On a combined basis, these investments generated 12%, 24% and 48% of total income for the years ended December 31, 2012, 2011 and 2010, respectively.
Related Party Transactions of Unconsolidated Joint Ventures—The Company has equity ownership interests in certain unconsolidated asset management companies (each an “AMC”) that provide management services to certain of its unconsolidated joint ventures. The AMCs earn annual management fees equal to 50 to 75 basis points times the UPB of each loan portfolio and are responsible for the payment of allocations of compensation, overhead and direct costs incurred by an affiliate of the Manager pursuant to a cost allocation arrangement (see Note 12).
Certain unconsolidated joint ventures reimburse Colony Capital and its affiliates for costs incurred on their behalf, including costs of property management personnel. The joint ventures, including AMCs, were allocated approximately $12.9 million, $7.7 million and $0.4 million in costs from such affiliates of the Manager for the years ended December 31, 2012, 2011 and 2010, respectively. Such costs are included in property operating and other expenses in the combined condensed statements of operations of unconsolidated joint ventures above. The Company’s proportionate share, based upon its percentage interests in the joint ventures, was $3.8 million, $1.6 million and $0.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.
An affiliate of CAH provides construction and rehabilitation services on the single-family rental homes held through CSFR OP (or CAI through October 2012 when the transfer of ownership in all existing assets to CSFR OP was complete). For the year ended December 31, 2012, CSFR OP and CAI were billed approximately $5.4 million by the affiliate in labor and material costs, which have been capitalized as investments in real estate.

4. Loans Receivable
The following table summarizes the Company’s loans held for investment:

	December 31, 2012				December 31, 2011
(In thousands)	Principal	Carrying Amount	Weighted Average Coupon	Weighted Average Maturity in Years	Principal	Carrying Amount	Weighted Average Coupon	Weighted Average Maturity in Years
Performing loans:
Mortgage loans	$233,003	$203,098	8.9%	2.1	$106,728	$105,580	10.3%	4.4
B-note	14,558	14,471	20.9%	3.3	—	—	—	—
Mezzanine loans	116,000	116,000	10.1%	5.2	97,500	97,427	10.6%	4.3
	363,561	333,569			204,228	203,007
Nonperforming loans:
Mezzanine loans (1)	—	—			25,989	29,612
	$363,561	$333,569			$230,217	$232,619

(1)	The Company foreclosed on the collateral securing the loans and assigned its interests to a joint venture in January 2012 (see Note 3).
The following table presents certain information about the Company’s loans as of December 31, 2012:

(Amounts in thousands)
Loan / Collateral Description / Location	Prior Liens(1)	Payment Terms(2)		Principal	Carrying Amount	Interest Rate		Maturity Date
Performing Loans
First mortgage:
Luxury Destination Club Recourse Loan I / Residential units / HI, NY	$—	I/O		$40,784	$40,300	10.75%		Sep-16
Luxury Destination Club Recourse Loan II / Resort units / North America	—	P&I		171,961	142,575	8.57%		Jul-14
2100 Grand / Office / El Segundo, CA	—	P&I		20,258	20,223	8.00%		Jan-16
B-note:
Manhattan Landmark Buildings / Mixed-use / New York, NY	26,000	I/O	*	14,558	14,471	20.90%		Apr-16
Mezzanine:
Centro Mezz 1, 3 & 4 / Retail / USA	1,100,000	I/O		60,000	60,000	9.75%	(3)	Jul-16
Extended Stay Mezz B & C / Hotels / USA	3,020,000	I/O		56,000	56,000	10.46%	(3)	Dec-19
	$4,146,000			$363,561	$333,569

(1)
Prior liens represent loan amounts owned by third parties that are senior to the Company’s subordinated or mezzanine positions and are approximate. The Company originated and subsequently assigned the 2100 Grand first mortgage loan to a third party while retaining a subordinated B-note participation in a financing transaction.

(2)	P&I = principal and interest; I/O = interest only; I/O* = currently interest only with principal payments beginning in April 2013

(3)	Blended rate calculated based upon outstanding principal
As of December 31, 2012, all loans were paying in accordance with their terms. There were no TDRs during the years ended December 31, 2012, 2011 and 2010.
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
In May 2012, the Company, in a joint venture with two unaffiliated investors owning an aggregate 40% noncontrolling interest, acquired a $181 million participation interest in an approximate $250 million recourse first mortgage loan. The loan shares the same corporate guarantor as a first mortgage loan that the Company originated in September 2011. At acquisition, the newly acquired loan was collateralized by 269 residential properties located at 26 resorts in the US and various international destinations. The properties comprise the majority of the assets belonging to and operated by a leading destination club operator. This senior mortgage bears interest at the 1-month London Interbank Offered Rate (“LIBOR”), with a 4.57% floor, plus 4% (8.57% at December 31, 2012) and a 0.5% collateral management fee. The $181 million participation interest was acquired for approximately $159 million, or 88% of par.

At acquisition, the borrower contributed $11.5 million, of which $10.0 million was funded into an interest reserve account to service the concurrent seller financing (see Note 7). The borrower will receive credit in the amount of the cash contribution upon full payoff of the loan. The loan has an initial maturity of July 2014 and can be extended to January 2017, subject to an extension fee and an additional cash deposit from the borrower, and requires minimum quarterly payments.
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
These two loans, which share the same corporate guarantor, generated 18% of total income for the year ended December 31, 2012. No single loan generated greater than 10% of total income for the years ended December 31, 2011 and 2010.
In November 2012, the borrower of the $37.5 million junior mezzanine loan originated in October 2010 fully paid off the principal, accrued interest and prepayment fee. The Company realized a gain of $0.8 million from the prepayment, included in other gain (loss) in the accompanying statement of operations. The Company used the proceeds from the pay-off to participate in the refinancing of the same borrowers' debt capitalization in December 2012 by investing $37.5 million, in a joint venture with a Co-Investment Fund, for a 67% interest in the two most junior new mezzanine loan tranches. The two new mezzanine loans bear interest at a blended 10.46% per annum through their maturity in December 2019 and are collateralized by equity interests in the borrower's real estate portfolio. The loans may be prepaid, with portions subject to certain prepayment fees depending upon prepayment date.
Activity in loans held for investment is summarized below:

(In thousands)	2012	2011
Balance at January 1	$232,619	$69,929
Loan acquisitions and originations	204,298	160,980
Paid-in-kind interest added to loan principal	851	608
Discount and net loan fee amortization	3,656	1,332
Basis of loans sold	(30,159)	—
Assignment of loans receivable to investment in unconsolidated joint ventures	(29,612)	—
Principal repayments	(48,084)	(230)
Balance at December 31	$333,569	$232,619
Minimum scheduled principal payments required under the loan agreements for performing loans as of December 31, 2012 are as follows:

Year Ending December 31,	(In thousands)
2013	$11,570
2014	150,373	(1)
2015	842
2016	133,276
2017	—
Thereafter	56,000
Total	$352,061
(1) Net of $11.5 million credit available to borrower upon full payoff.

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

	December 31,
(In thousands)	2012	2011
Principal	$28,000	$28,000
Unamortized premium	3,174	3,813
Amortized cost	31,174	31,813
Unrealized gain included in accumulated other comprehensive income	881	614
Fair value	$32,055	$32,427
Concurrently with the acquisition of beneficial interests in debt securities, the Company’s strategic partner entered into an interest rate swap agreement with the borrower which, in conjunction with a special contribution/distribution arrangement with the joint venture, will result in a net current yield to the joint venture of the Securities Industry and Financial Markets Association (“SIFMA”) Municipal Swap Index plus 3.25% per annum (3.35% at December 31, 2012). The Company determined that the special contribution/distribution arrangement is an embedded derivative that meets the criteria for bifurcation and recorded a derivative liability. The bifurcated derivative does not qualify as a hedging instrument, so changes in the estimated fair value of the derivative are recognized in income. For the years ended December 31, 2012 and 2011, unrealized losses of $734,000 and $682,000, respectively, are included in other gain (loss) in the accompanying statements of operations.

6. Credit Agreement
In September 2012, the Company amended its existing credit agreement (as amended, the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and certain lenders. The Credit Agreement provides a credit facility in the maximum principal amount of $175 million, with an option to increase the maximum available principal amount to $250 million subject to certain conditions set forth in the Credit Agreement, including each lender or substitute lenders agreeing to provide commitments for such increased amount. Borrowings under the Credit Agreement will be used to finance investments in the Company’s target assets, as well as for general corporate purposes.
The maximum amount available to borrow under the Credit Agreement is the lesser of (a) 3.5 times the Company’s annualized consolidated cash income (as defined in the Credit Agreement) and (b) 40% of the aggregate book value of all investment assets that at such time contribute positive cash income to the calculation of annualized consolidated cash income (“contributing investment assets”). As of December 31, 2012, the maximum amount available for borrowing was $142.6 million.
Advances under the Credit Agreement accrue interest at a per annum rate equal to the sum of, at the Company’s election, the one, two, three, or six month LIBOR plus 3.50% or 3.75%, depending upon the leverage ratio as defined in the Credit Agreement. At December 31, 2012, the applicable spread was 3.50% and the Company had no outstanding borrowings. The Company also pays a commitment fee of 0.5% or 0.4% of the unused amount (0.5% at December 31, 2012), depending upon usage.
The initial maturity date of the Credit Agreement is August 30, 2013, and any amounts outstanding upon maturity will convert automatically to a fully amortizing one-year term loan payable in quarterly installments. In the event of such conversions, the term loan will continue to bear interest at the same rate as the revolving loans from which they were converted.
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
The Credit Agreement and the Guaranty contain various affirmative and negative covenants, including financial covenants that require the Company to maintain minimum tangible net worth and liquidity levels and financial ratios, as defined in the Credit Agreement. At December 31, 2012, the Company was in compliance with all of these financial covenants.
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
7. Secured Financing

In connection with the acquisition of a $181 million participation interest in a first mortgage loan (see Note 4), the seller provided concurrent financing for $103.5 million, or 65% of the purchase price. The non-recourse, co-terminus financing bears interest at a fixed rate of 5.0%. Concurrently with the loan acquisition, the borrower funded, on behalf of the Company, an interest reserve account in an amount sufficient to service the interest for the term of the secured financing. The interest reserve account is controlled by the secured financing lender and is included in other assets in the accompanying balance sheet. The financing has an initial maturity of July 2014 and can be extended to January 2017, subject to an extension fee. Upon exercise of the extension option, the borrower of the first mortgage loan will again be required to fund the interest reserve account on behalf of the Company to service the interest for the extended term of the secured financing. At December 31, 2012, the outstanding balance on the secured financing was $94.5 million.
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
Minimum scheduled principal payments due under the secured financing arrangements as of December 31, 2012 are as follows:

Year Ending December 31,	(In thousands)
2013	$8,229
2014	86,677
2015	229
2016	13,032
Total	$108,167
8. Derivative Instruments
The Company has investments in four unconsolidated joint ventures denominated in Euro that expose the Company to foreign currency risk. At December 31, 2012 and 2011, the Company’s net investments in such joint ventures totaled approximately €31.3 million, or $41.3 million, and €35.6 million, or $46.1 million, respectively. The Company uses collars (consisting of caps and floors) without upfront premium costs to hedge the foreign currency exposure of its net investments. At December 31, 2012 and 2011, the total notional amount of the collars was approximately €16.1 million and €28.0 million, respectively, with termination dates ranging from July 2013 to July 2015. In January 2013, the Company entered into new collars with a combined notional amount of €7.8 million to replace expired instruments. The new collars terminate in December 2014.
The fair values of derivative instruments included in the Company’s consolidated balance sheets are as follows:

	December 31,
(In thousands)	2012	2011
Assets
Foreign exchange contracts designated as hedging instruments included in other assets	$760	$2,887
Liabilities
Foreign exchange contracts designated as hedging instruments included in accrued and other liabilities	$293	$1,116
Embedded derivative liability (Note 5) included in accrued and other liabilities	3,898	4,204
	$4,191	$5,320
For the years ended December 31, 2012 and 2011, a net settlement gain (loss) on foreign currency collars of $51,000 and ($252,000), respectively, was reclassified from accumulated other comprehensive income (loss) and the effect is included in other net gain (loss) in the consolidated statements of operations.
Certain counterparties to the derivative instruments require the Company to deposit cash or other eligible collateral for derivative financial liabilities exceeding $100,000. As of December 31, 2012, the Company had no amounts on deposit related to these agreements.
9. Fair Value Measurements
Financial Instruments Reported at Fair Value

The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis. The following table summarizes the fair values of those assets and liabilities, aggregated by the level in the fair value hierarchy:

	December 31, 2012				December 31, 2011
	Fair Value Measurements Using				Fair Value Measurements Using
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Beneficial interests in debt securities	$—	$32,055	$—	$32,055	$—	$32,427	$—	$32,427
Foreign exchange contracts	—	760	—	760	—	2,887	—	2,887
	$—	$32,815	$—	$32,815	$—	$35,314	$—	$35,314

	December 31, 2012				December 31, 2011
	Fair Value Measurements Using				Fair Value Measurements Using
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities
Foreign exchange contracts	$—	$293	$—	$293	$—	$1,116	$—	$1,116
Embedded derivative liability associated with beneficial interests in debt securities	—	3,898	—	3,898	—	4,204	—	4,204
	$—	$4,191	$—	$4,191	$—	$5,320	$—	$5,320
The fair value of the beneficial interests in debt securities and the associated embedded derivative liability were determined by discounting the expected cash flows using observable current and forward rates of widely used indices that closely follow the SIFMA Municipal Swap Index. The fair values of foreign exchange contracts are determined by discounting the expected cash flow of each derivative instrument based on forecast foreign exchange rates. This analysis reflects the contractual terms of the derivatives, observable market-based inputs, and credit valuation adjustments to appropriately reflect the non-performance risk for both the Company and the respective counterparty. The Company has determined that the majority of inputs used to value its derivative financial instruments fall within Level 2 of the fair value hierarchy. Although credit valuation adjustments, such as the risk of default, rely on Level 3 inputs, the Company has determined that these inputs are not significant to the overall valuation of its derivatives. As a result, derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Fair Value Disclosure of Financial Instruments Reported at Cost
The Company and its unconsolidated joint ventures estimate the fair value of financial instruments carried at historical cost on a quarterly basis. These instruments are recorded at fair value only if they are impaired. No impairment was recognized during the years ended December 31, 2012, 2011 and 2010. In cases where quoted market prices are not available, fair values are estimated using inputs such as discounted cash flow projections, market comparables, dealer quotes and other quantitative and qualitative factors. Fair values of investments in unconsolidated joint ventures are primarily derived by applying the Company’s ownership interest to the fair value of the underlying assets and liabilities of each joint venture. The Company’s proportionate share of each joint venture’s fair value approximates the Company’s fair value of the investment, as the timing of cash flows of the joint venture does not deviate materially from the timing of cash flows the Company receives from the joint venture. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different assumptions or methodologies could have a material effect on the estimated fair value amounts.
The carrying values of interest receivable and accrued and other liabilities approximate their fair values due to their short term nature. The carrying value of the line of credit at December 31, 2011 approximates its fair value as its contractual rate approximates the market rate of interest for similar instruments that would be available to the Company. The fair value of secured financing at December 31, 2012 and 2011 was estimated by discounting expected future cash outlays at current interest rates available for similar instruments.

The following tables present the estimated fair values and carrying values of the Company’s financial instruments carried at cost, aggregated by the level in the fair value hierarchy:

	December 31, 2012
	Fair Value Measurements Using
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Carrying Value
Assets
Investments in unconsolidated joint ventures	$—	$20,667	$910,450	$931,117	$877,081
Loans held for investment	—	—	335,734	335,734	333,569
Liabilities
Line of credit	$—	$—	$—	$—	$—
Secured financing	—	—	108,090	108,090	108,167

	December 31, 2011
	Fair Value Measurements Using
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Carrying Value
Assets
Investments in unconsolidated joint ventures	$—	$34,017	$448,822	$482,839	$443,500
Loans held for investment	—	—	235,050	235,050	232,619
Liabilities
Line of credit	$—	$69,000	$—	$69,000	$69,000
Secured financing	—	—	13,900	13,900	13,845

10. Stockholders’ Equity
The Company’s authorized capital stock consists of 50,000,000 shares of preferred stock, $0.01 par value per share, and 450,000,000 shares of common stock, $0.01 par value per share.
Series A Preferred Stock
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
In December 2012, the Company completed a sale of 11,500,000 shares of its common stock to an underwriter at a price of $19.29 per share. The net offering proceeds, after deducting underwriting discounts and commissions and offering costs payable by the Company, were approximately $221 million.
In April 2011, the Company completed the sale of 15,350,000 shares of common stock at $18.50 per share. The net offering proceeds, after deducting underwriting discounts and commissions and offering costs payable by the Company, were approximately $272 million.
The Company used a portion of the net proceeds from the September 2012 common stock offering to repay all amounts outstanding under the Credit Agreement at the time and the remaining proceeds from both offerings to fund acquisitions of target assets and for working capital and general corporate purposes.
2010 Private Placement
In December 2010, the Company sold 2,750,000 shares of its common stock at a price per share of $20.25 to certain institutional investors (the “Investors”) in a private placement (“2010 Private Placement”), resulting in total proceeds of $55.7 million. In connection with the 2010 Private Placement, the Investors were granted a right to participate in offerings of the Company's common stock or common stock equivalents that occurred on or before December 20, 2011, the one-year anniversary of the closing of the 2010 Private Placement (the “Participation Period”), subject to such Investors continuing to own the shares acquired in the 2010 Private Placement. The participation right allowed the Investors to maintain their percentage ownership interest in the Company calculated immediately prior to such offerings (subject to certain limitations). In addition, if any such offering during the Participation Period was for a per share price less than the then-prevailing adjusted purchase price (which was to be adjusted from time to time as a result of, among other things, special dividends, stock splits and other similar events), the Company was required to make a payment to any Investors who continued to own shares acquired in the 2010 Private Placement to reduce the aggregate purchase price of the 2010 Private Placement to the subsequent offering price (“Anti-Dilution Purchase Price Adjustment”). The Anti-Dilution Purchase Price Adjustment was accounted for as a component of stockholders' equity, as it was not legally detachable or separately exercisable from the common stock sold in the private placement and met the criteria for equity classification.
As a result of the Company offering shares of its common stock in April 2011 at a per share price of $18.50, the Company issued 175,000 shares of its common stock valued at $18.50 per share and made an aggregate cash payment of $162,500 to certain Investors for a total Anti-Dilution Purchase Price Adjustment of $3.4 million. The increase in additional paid-in capital ("APIC") resulting from the issuance of 175,000 shares of common stock was fully offset by a corresponding decrease in APIC related to the 2010 Private Placement.
Shares Issued to Manager
In November 2011, the Company issued 287,500 shares of its common stock to the Manager as reimbursement of its partial payment of initial underwriting discounts and commissions in connection with the initial public offering ("IPO"). During the years ended December 31, 2012 and 2011, the Company issued 65,703 and 5,989 shares of its common stock, respectively, to the Manager in full payment of the incentive fees earned by the Manager (see Note 12).
Dividend Reinvestment and Direct Stock Purchase Plan
The Company’s Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”) provides existing common stockholders and other investors the opportunity to purchase shares (or additional shares, as applicable) of the Company’s common stock by reinvesting some or all of the cash dividends received on their shares of the Company’s common stock or making optional cash purchases within specified parameters. The DRIP Plan acquires shares either in the open market, directly from the Company as newly issued common stock, or in privately negotiated transactions with third parties. As of December 31, 2012, no shares had been acquired under the DRIP Plan from the Company in the form of new issuances.
Common Stock Repurchases
In August 2011, the board of directors authorized a common stock repurchase program pursuant to which the Company was authorized to repurchase up to $50 million of its outstanding shares of common stock over a twelve-month period. During the year ended December 31, 2011, the Company repurchased 580,600 shares of its common stock at an aggregate cost of $8.7 million including commissions, or a weighted-average cost of $14.90 per share, in the open market. The program expired in August 2012. Repurchases of common stock reduce the common stock account for the par value and APIC for the excess of cost over par value.
Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income (loss) attributable to the stockholders are as follows:

	December 31,
(In thousands)	2012	2011
Equity in accumulated other comprehensive income (loss) of unconsolidated joint ventures	$6,729	$(406)
Unrealized gain on beneficial interests in debt securities	877	611
Unrealized gain on fair value of derivative instruments designated as hedges, net of tax effect	645	1,793
Unrealized loss on foreign currency translation, net of tax effect	(3,067)	(4,328)
	$5,184	$(2,330)

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

	Year Ended December 31,
(In thousands, except share and per share data)	2012	2011	2010
Numerator:
Net income	$68,205	$43,364	$17,754
Net income attributable to noncontrolling interest	(6,194)	(1,104)	(23)
Net income attributable to Colony Financial, Inc.	62,011	42,260	17,731
Preferred dividends	(13,915)	—	—
Net income attributable to common stockholders	48,096	42,260	17,731
Net income allocated to participating securities (nonvested shares)	(476)	(8)	(6)
Numerator for basic and diluted net income allocated to common stockholders	$47,620	$42,252	$17,725
Denominator:
Basic weighted average number of common shares outstanding	35,925,600	28,732,200	14,716,200
Weighted average effect of dilutive shares (1)	17,600	261,500	287,500
Diluted weighted average number of common shares outstanding	35,943,200	28,993,700	15,003,700
Earnings per share:
Net income attributable to common stockholders per share–basic	$1.33	$1.47	$1.20
Net income attributable to common stockholders per share–diluted	$1.32	$1.46	$1.18

(1)
For the years ended December 31, 2012 and 2011, weighted average dilutive shares include the effect of shares of common stock issuable to the Manager for incentive fees due for the period (Note 12). For the years ended December 31, 2011 and 2010, weighted average dilutive shares also include the effect of shares of common stock issuable for reimbursement of the Manager’s partial payment of underwriting discounts and commissions incurred in connection with the Company’s IPO (Note 12).

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
Core Earnings is a non-GAAP measure and is defined as GAAP net income (loss) excluding non-cash equity compensation expense, incentive fees, real estate depreciation and amortization and any unrealized gains or losses from mark-to-market valuation changes (other than permanent impairment) that are included in net income. The amount is adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-cash items after discussions between the Manager and the Company’s independent directors and after approval by a majority of the Company’s independent directors.
The incentive fee is payable to the Manager quarterly in arrears in shares of the Company’s common stock, subject to certain ownership and New York Stock Exchange (“NYSE”) limitations. The number of shares to be issued to the Manager is equal to the dollar amount of the portion of the quarterly installment of the incentive fee payable in shares divided by the average of the closing prices of the Company’s common stock on the NYSE for the five trading days prior to the date on which such quarterly installment is settled. The Company issued 65,703 and 5,989 shares of its common stock during the years ended December 31, 2012 and 2011, respectively, for incentive fees. No such shares were issued during the year ended December 31, 2010.
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
Cost Reimbursement for Asset Management Services
Colony AMC Milestone West, LLC (“AMC Milestone West”) and Colony AMC Milestone North, LLC (“AMC Milestone North”), each a wholly-owned subsidiary of the Company, provide asset management services to two joint ventures with the FDIC (“FDIC Ventures”) for which certain of our unconsolidated joint ventures are managing members. The FDIC Ventures pay an annual 50-basis point asset management fee calculated on the aggregate UPB of each respective loan portfolio. In addition, one of the unconsolidated joint ventures reimburses AMC Milestone North for any expenses not covered by the 50-basis point fee. Asset management fees and expense reimbursements were $2.0 million, $2.0 million and $40,000 for the years ended December 31, 2012, 2011 and 2010, respectively. Effective January 1, 2011, through AMC Milestone West and AMC

Milestone North, the Company began reimbursing an affiliate of the Manager for compensation, overhead and direct costs incurred by the affiliate pursuant to a cost allocation arrangement. The Company was allocated costs under this arrangement of $1.1 million and $1.2 million for the years ended December 31, 2012 and 2011, respectively.
Reimbursement of Manager's Partial Payment of Initial Underwriting Discounts and Commissions
In connection with the IPO and the underwriters' exercise of the overallotment option, the underwriters deferred $5.75 million of underwriting discounts and commissions and the Manager paid the underwriters $5.75 million of underwriting discounts and commissions on the Company's behalf. Pursuant to the underwriting agreement entered into in connection with the IPO, the Company was required to pay the underwriters the deferred underwriting discounts and commissions in cash if, during any full four calendar quarter period during the 24 full calendar quarters after the consummation of the IPO, the Company's Core Earnings (as defined above) for any such four-quarter period exceeded the product of (1) the weighted average of the issue price per share of common stock in all offerings multiplied by the weighted average number of shares of common stock outstanding (including any restricted shares of common stock and any other shares of common stock underlying awards granted under equity incentive plans, if any) in such four-quarter period and (2) 8%. Additionally, pursuant to the management agreement, the Company was required to reimburse the Manager for its partial payment of initial underwriting discounts and commissions if the same 8% performance threshold was met. At the time of the IPO, the Company had recorded a deferred liability and a reduction of additional paid-in capital as the Company determined the likelihood of payment of both amounts to be probable.
For the four calendar quarter period ended September 30, 2011, the Company's Core Earnings exceeded the 8% performance threshold. In November 2011, the Company settled both deferred amounts with a cash payment of $5.75 million to the underwriters and, pursuant to the management agreement, payment in the form of 287,500 shares of the Company's common stock (the reimbursement amount divided by the initial public offering price per share) to the Manager.
Investment Allocation Agreement
The Company, the Manager and Colony Capital entered into an investment allocation agreement which provides for the Company to co-invest with certain current or future private investment funds or other investment vehicles managed by Colony Capital or its affiliates to make investments in the Company's target assets. Under the investment allocation agreement, the Company is entitled (but not obligated) to contribute (subject to the Company’s investment guidelines, its availability of capital and maintaining its qualification as a REIT for U.S. federal income tax purposes and its exemption from registration under the Investment Company Act of 1940) at least one-half the capital to be funded by co-investment vehicles in assets secured by U.S. collateral (or at least one-third for assets secured by non-U.S. collateral). In the event that the Company does not have sufficient capital to contribute its full entitlement of the capital required for any proposed investment by such investment vehicles, the investment allocation agreement provides for a fair and equitable allocation of investment opportunities among all such vehicles and the Company, in each case, taking into account the suitability of each investment opportunity for the particular vehicle and the Company and each such vehicle’s and the Company’s availability of capital for investment.
The Company does not incur any additional fees payable to Colony Capital, the Manager or any of their affiliates in connection with investments made pursuant to the investment allocation agreement. The Company is required to pay its pro rata portion (based upon percentage of equity) of transaction and other investment-level expenses incurred in connection with such co-investments.
The following table summarizes the amounts incurred by the Company and payable to the Manager or its affiliates for the periods presented:

	Year Ended December 31,
(In thousands)	2012	2011	2010
Base management fees	$12,332	$8,128	$3,542
Incentive fees	936	349	—
Compensation pursuant to secondment agreement	1,207	1,248	1,438
Allocated and direct investment-related expenses	1,657	1,719	355
Allocated and direct administrative expenses	1,253	344	218
	$17,385	$11,788	$5,553
The following table summarizes the amounts due to the Manager or its affiliates as of each balance sheet date:

	December 31,
(In thousands)	2012	2011
Base management fees	$3,932	$2,288
Incentive fees	—	261
Secondment reimbursement	844	880
Reimbursement of direct and allocated administrative and investment costs	208	359
	$4,984	$3,788

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
Equity Incentive Plan
The Company’s 2011 Equity Incentive Plan (the “Equity Incentive Plan”) provides for the grant of options to purchase shares of common stock, share awards (including restricted stock and stock units), stock appreciation rights, performance awards and annual incentive awards, dividend equivalent rights, long-term incentive units, cash and other equity-based awards. Certain named executive officers of the Company, other eligible employees, directors and service providers, including the Manager and employees of the Manager, are eligible to receive awards under the Equity Incentive Plan. The Company has reserved a total of 1,600,000 shares of common stock for issuance pursuant to the Equity Incentive Plan, subject to certain adjustments set forth in the plan.
In January 2012, the Company awarded an aggregate 475,000 restricted shares of its common stock to the Company’s executive officers and certain employees of the Manager and its affiliates under the Equity Incentive Plan. The awards were to vest over a 3-year period as follows: 25% in March 2012 and 25% on each of the first three anniversaries of the grant date. In December 2012, the Board resolved to accelerate the second vesting of shares from January 2013 to December 2012. The modification accelerated the expense recognition related to the award and resulted in an incremental cost of $0.4 million for the year ended December 31, 2012, included in management fees and administrative expenses.
In December 2012, the Company awarded an aggregate 375,000 restricted shares of its common stock to the Manager under the Equity Incentive Plan. The award vests over a 3-year period as follows: 25% in December 2012 and 25% in January 2014, 2015 and 2016.
A summary of the Company’s vested and nonvested shares under the Director Stock Plan and Equity Incentive Plan for the year ended December 31, 2012 is presented below:

	Restricted Stock Grants to Non-Executive Directors	Restricted Stock Grants to Employee	Restricted Stock Grants to the Manager or Manager's Employees	Total	Weighted Average Grant Date Fair Value
Nonvested shares at December 31, 2011	3,000	—	—	3,000	$17.26
Granted	8,274	34,344	815,656	858,274	17.79
Vested	(3,000)	(17,172)	(311,664)	(331,836)	17.22
Forfeited	—	—	(7,243)	(7,243)	16.16
Nonvested shares at December 31, 2012	8,274	17,172	496,749	522,195	$18.17
Weighted average grant date fair value per share for shares granted during the period	$16.32	$16.16	$17.87
The following table summarizes the components of share-based compensation included in the consolidated statements of operations:

	Year Ended December 31,
(In thousands, except per share amounts)	2012	2011	2010
Share-based compensation included in management fees	$5,714	$—	$—
Share-based compensation included in administrative expenses	419	116	67
Total fair value of shares vested (1)	6,079	82	55
Weighted average grant date fair value per share for shares granted during the period (1)	17.79	17.26	19.89

(1)	Based on the quoted closing share price of the Company's common stock on the NYSE on grant date or vesting date.
As of December 31, 2012, aggregate unrecognized compensation cost related to restricted stock granted under the Director Stock Plan and Equity Incentive Plan was approximately $10.0 million. That cost is expected to be fully recognized over a weighted-average period of 31 months.

14. Income Taxes
The Company’s TRSs are subject to corporate level federal, state, foreign and local income taxes. The following is a summary of the Company’s income tax provision:

	Year Ended December 31,
(In thousands)	2012	2011	2010
Current
Federal	$2,242	$1,444	$207
State	669	252	23
Total current tax provision	2,911	1,696	230
Deferred
Federal	(661)	(431)	13
State	(85)	(74)	—
Total deferred tax (benefit) provision	(746)	(505)	13
Total income tax provision	$2,165	$1,191	$243
Deferred tax assets of $1.2 million and $0.6 million are included in other assets as of December 31, 2012 and 2011, respectively, and deferred tax liabilities of $0 and $69,000 are included in accrued and other liabilities as of December 31, 2012 and 2011, respectively. Deferred tax assets and liabilities arise from temporary differences in income recognition for GAAP and tax purposes and the tax effect of net foreign currency translation gains and losses on certain investments in unconsolidated joint ventures held in TRSs.
The following table summarizes the income tax treatment of dividends declared for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
Common Stock:
Ordinary income per share	$0.83	$1.00	$0.97
Long-term capital gains per share	0.61	0.31	—
Total dividends declared per share	$1.44	$1.31	$0.97

Series A Preferred Stock:
Ordinary income per share	$1.01	$—	$—
Long-term capital gains per share	0.74	—	—
Total dividends declared per share	$1.75	$—	$—

15. Commitments and Contingencies
Pursuant to the operating agreements of certain unconsolidated joint ventures, the joint venture partners may be required to fund additional amounts for ordinary operating costs, guaranties or commitments of the joint ventures. At December 31, 2012, the Company’s share of those commitments was $11.7 million.

In May 2012, two of the Company’s unconsolidated joint ventures, ColFin Bulls Funding A, LLC and ColFin Bulls Funding B, LLC, entered into loan agreements with a financial institution to finance certain commercial real estate loans for an aggregate amount of $35.0 million. The Company provided customary non-recourse carve-out guaranties associated with the loans, which mature in May 2015 or earlier, upon full resolution of the underlying collateral loans. The aggregate balance of the debt at December 31, 2012 was $18.4 million, or approximately 14% of the carrying amount of the collateral loans in the portfolio. The Company believes that the likelihood of making any payments under the guarantee is remote, and has not accrued for a guarantee liability as of December 31, 2012.
In the ordinary course of business, the Company may be involved in litigation which may result in legal costs and liability that could have a material effect on the Company’s financial position and results of operations.

16. Segment Information
The Company’s chief financial officer reviews various key financial measures to assess the performance and financial condition of each segment. Segment profit or loss is evaluated based upon income before income taxes, which includes equity in income of unconsolidated joint ventures, interest income and other income, less investment-specific expenses, including interest and asset management costs, as well as other gains or losses. Non-investment-specific income and expenses, such as interest income on cash and cash equivalents, management fees, interest expense on the line of credit and administrative expenses, are not allocated to specific segments. There is no intersegment activity. The Company’s segment disclosures present the measures used by the chief financial officer for purposes of assessing each segment’s performance. The Company operated in one reportable segment, real estate debt investments, prior to 2012.
The operating results for each of the reportable operating segments and reconciling items for the year ended December 31, 2012 are summarized as follows:

(In thousands)	Real Estate Debt Investments	Single-Family Residential Rentals	Amounts Not Allocated to Segments	Total
Year Ended December 31, 2012
Income:
Equity in income (loss) of unconsolidated joint ventures	$70,863	$(2,126)	$—	$68,737
Interest income	36,275	—	170	36,445
Other income from affiliates	1,973	—	—	1,973
Total income	109,111	(2,126)	170	107,155
Expenses:
Management fees	—	—	18,982	18,982
Investment expenses	2,479	—	498	2,977
Interest expense	4,409	—	3,839	8,248
Administrative expenses	—	—	6,346	6,346
Total expenses	6,888	—	29,665	36,553
Other loss, net	(232)	—	—	(232)
Income (loss) before income taxes	101,991	(2,126)	(29,495)	70,370
Income tax provision	—	—	2,165	2,165
Net income (loss):	$101,991	$(2,126)	$(31,660)	$68,205
The net investments in each of the reportable operating segments are summarized as follows:

(In thousands)	December 31, 2012
Assets:
Real estate debt investments	$1,009,944
Single-family residential rentals	251,501
Other assets not allocated to segments	174,122
Total consolidated assets	$1,435,567
17. Selected Quarterly Financial Information (Unaudited)
The following is a summary of quarterly results of operations for the years ended December 31, 2012 and 2011:

	2012 Quarter Ended				2011 Quarter Ended
(In thousands, except per share data)	Dec 31	Sep 30	Jun 30	Mar 31	Dec 31	Sep 30	Jun 30	Mar 31
Equity in income of unconsolidated joint ventures	$21,464	$15,838	$15,994	$15,441	$12,852	$15,968	$9,416	$8,484
Interest income	10,752	10,816	9,051	5,826	5,898	5,204	3,508	2,165
Other income from affiliates	458	396	569	550	431	636	346	561
Total income	32,674	27,050	25,614	21,817	19,181	21,808	13,270	11,210
Management fees	6,706	3,812	3,944	4,520	2,548	2,405	2,228	1,296
Other expenses	4,662	4,583	4,398	3,928	3,622	2,908	2,342	2,712
Total expenses	11,368	8,395	8,342	8,448	6,170	5,313	4,570	4,008
Other gain (loss), net	603	(331)	(276)	(228)	(702)	39	(136)	(54)
Income tax provision (benefit)	764	596	441	364	938	255	226	(228)
Net income	21,145	17,728	16,555	12,777	11,371	16,279	8,338	7,376
Net income attributable to noncontrolling interest	2,261	2,170	1,454	309	305	485	301	13
Net income attributable to Colony Financial, Inc.	18,884	15,558	15,101	12,468	11,066	15,794	8,037	7,363
Preferred dividends	5,355	5,102	3,082	376	—	—	—	—
Net income attributable to common stockholders	$13,529	$10,456	$12,019	$12,092	$11,066	$15,794	$8,037	$7,363
Net income per common share—basic	$0.31	$0.30	$0.36	$0.37	$0.34	$0.48	$0.25	$0.42
Net income per common share—diluted	$0.31	$0.30	$0.36	$0.37	$0.34	$0.48	$0.25	$0.41

18. Subsequent Events
In January 2013, the Company completed a sale of 11,500,000 shares of its common stock, including a full exercise of the overallotment option, to underwriters at a price per share of $20.20. The net offering proceeds, after deducting underwriting discounts and commissions and offering costs payable by the Company, were approximately $232.3 million.
From January 2013 through March 6, 2013, the Company made additional commitments totaling $295 million and invested an aggregate $120 million in CSFR OP for a cumulative $375 million to date (see Note 3).
Subsequent to the year end, the Company invested a combined $52.6 million in 3 new real estate debt investments.

REPORT OF INDEPENDENT AUDITORS
The Members of
ColFin WLH Funding, LLC

We have audited the accompanying statements of operations, members’ equity and cash flows of ColFin WLH Funding, LLC (the Company) for the year ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of ColFin WLH Funding, LLC for the year ended December 31, 2010 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Los Angeles, California
March 7, 2011

COLFIN WLH FUNDING, LLC
BALANCE SHEETS
(In thousands)
(Unaudited)

	December 31,
	2012	2011
ASSETS
Cash	$185	$10,706
Loans receivable, net of $326 of unamortized deferred loan fees at December 31, 2011	—	205,674
Receivables	—	2,465
Total assets	$185	$218,845
LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Deferred income	$—	$696
Accrued liabilities	21	13
Total liabilities	21	709
Commitments and contingencies
Members’ Equity:	164	218,136
Total liabilities and members’ equity	$185	$218,845
The accompanying notes are an integral part of these financial statements.

COLFIN WLH FUNDING, LLC
STATEMENTS OF OPERATIONS
(In thousands)

	Year Ended December 31,
	2012 (Unaudited)	2011(Unaudited)	2010
Income
Interest income	$26,679	$31,624	$31,660
Other income	—	1,372	—
Total income	26,679	32,996	31,660
Expenses
Asset management fees	—	15	24
Administrative expenses	64	40	84
Total expenses	64	55	108
Gain on loan participation and prepayment	26,008	—	—
Net income	$52,623	$32,941	$31,552
The accompanying notes are an integral part of these financial statements.

COLFIN WLH FUNDING, LLC
STATEMENTS OF MEMBERS’ EQUITY
(In thousands)

	C-VIII CDCF WLH Holding, LLC	CFI RE Holdco, LLC	Total
Balance at December 31, 2009	$153,499	$48,551	$202,050
Member contributions	2	1	3
Distributions	(21,400)	(6,770)	(28,170)
Net income	23,970	7,582	31,552
Balance at December 31, 2010	156,071	49,364	205,435
Distributions	(15,376)	(4,864)	(20,240)
Net income	25,025	7,916	32,941
Balance at December 31, 2011 (Unaudited)	165,720	52,416	218,136
Distributions	(205,571)	(65,024)	(270,595)
Net income	39,977	12,646	52,623
Balance at December 31, 2012 (Unaudited)	$126	$38	$164
The accompanying notes are an integral part of these financial statements.

COLFIN WLH FUNDING, LLC
STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2012 (Unaudited)	2011 (Unaudited)	2010
Cash Flows from Operating Activities
Net income	$52,623	$32,941	$31,552
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net deferred loan fees and costs	(5,693)	(2,709)	(2,820)
Gain on loan participation and repayment	(26,008)	—	—
Changes in operating assets and liabilities
Decrease (increase) in receivables	2,465	(16)	(632)
Increase in accrued liabilities and due to affiliates	8	8	4
(Decrease) increase in deferred income	(696)	696	—
Net cash provided by operating activities	22,699	30,920	28,104
Cash Flows from Investing Activities
Loans disbursed	(5,000)	—	—
Restructuring and exit fees received	2,500
Repayments of principal on loans receivable	215,000	—	—
Net proceeds from sale of participation in loans receivable	24,875	—	—
Net cash provided by investing activities	237,375	—	—
Cash Flows from Financing Activities
Contributions from Members	—	—	3
Distributions to Members	(270,595)	(20,240)	(28,170)
Net cash used in financing activities	(270,595)	(20,240)	(28,167)
Net (decrease) increase in cash	(10,521)	10,680	(63)
Cash, beginning of period	10,706	26	89
Cash, end of period	$185	$10,706	$26
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Noncash increase in loans receivable	$29,000	$—	$—
The accompanying notes are an integral part of these financial statements.

COLFIN WLH FUNDING, LLC
NOTES TO FINANCIAL STATEMENTS
December 31, 2012
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
Loans Receivable
Loans are recorded at amortized cost, or the outstanding unpaid principal balance less net deferred loan fees. Net deferred loan fees include unamortized origination and other fees charged to the borrower less direct incremental loan origination costs incurred by the Company. Interest income is recognized based upon the contractual rate and the outstanding principal balance of the loans. Net deferred loan fees are amortized over the expected life of the loans using the effective yield method except on revolving loans, for which the straight-line method is used. Interest income and fees are recognized as earned. When a loan is prepaid, prepayment fees and any excess of proceeds over the carrying amount of the loan are recognized as a gain.
The Company evaluates its loans for impairment on a quarterly basis. The Company regularly analyzes the extent and effect of any credit migration from underwriting and the initial investment review associated with a loan’s performance, the value of underlying collateral, as well as the financial condition and operating results of the borrower. A loan is considered to be impaired when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. A loan is also considered to be impaired if it has been restructured in a troubled debt restructuring (“TDR”) involving a modification of terms as a concession resulting from the debtor’s financial difficulties. The Company measures impairment based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the loan valuation is less than the recorded investment in the loan, a valuation allowance is established with a corresponding charge to allowance for loan loss.
Transfers of loans and loan participations are accounted for as sales when control over the assets has been surrendered. Control over a transferred financial asset is deemed to be surrendered when (1) the asset has been legally isolated; (2) the transferee has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred asset; and (3) the Company does not maintain effective control over the transferred asset through either (a) an agreement that entitles and obligates the Company to repurchase or redeem it before its maturity or (b) an agreement that provides the Company with both the unilateral ability to cause the holder to return specific assets and a more than trivial benefit attributable to that ability. The difference between the net proceeds received and the carrying amount of the financial assets being sold is recognized as a gain or loss on sale.
Income Taxes
Under federal and state income tax rules, limited liability companies are generally not subject to income taxes. Accordingly, no provision for income taxes is included in the accompanying financial statements. Income or loss is includable in the income tax returns of the Members. The Company periodically evaluates it tax positions, including its status as a pass-through entity, to evaluate whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of December 31, 2012 and 2011, the Company had not established a liability for uncertain tax positions.
3. Loans Receivable
On October 20, 2009, the Company entered into a senior secured term loan agreement (“Loan Agreement”) with William Lyon Homes, Inc. (the “Borrower”), a wholly-owned subsidiary of William Lyon Homes (“WLH”), which is engaged in designing, constructing and selling single-family detached and attached homes in California, Arizona and Nevada. The Loan Agreement provided for an original principal balance of $206 million (the “Secured Loan”) to be fully secured by first deeds of trust on certain real estate assets of the Borrower as well as other assets of the Borrower, including cash. The Secured Loan bore interest at 14% per annum, had a maturity date of October 20, 2014 and was guaranteed by WLH.
The Loan Agreement required the Borrower to maintain certain minimum financial covenants, including a covenant that required the Borrower to maintain at least $75 million of tangible net worth as of the end of each fiscal quarter (the “Net Worth Covenant”). The Borrower failed to meet the minimum tangible net worth requirement as of the end of each of the fiscal quarter during the year ended December 31, 2011, and the Company granted a series of waivers of the Net Worth Covenant and certain financial reporting requirements, the last of which expired on October 27, 2011, for waiver fees totaling $1.4 million.
In connection with a comprehensive recapitalization plan, on December 19, 2011, the Borrower filed a voluntary Chapter 11 case to seek confirmation of a pre-packaged plan of reorganization. The Borrower emerged from bankruptcy on February 25, 2012 with the following key restructured terms: (i) amendment of the Secured Loan to increase the principal balance while reducing the interest rate; (ii) Borrower’s existing senior noteholders converting their existing notes into new second lien notes of the Borrower and common equity in WLH; and (iii) Borrower receiving new cash proceeds of $85 million.
In order to support the Borrower’s operations and ensure adequate liquidity during the pendency of the Chapter 11 case, the Company provided a $30 million non-revolving, senior secured, super priority debtor-in-possession credit facility (“DIP Loan”). The DIP Loan bore interest at a rate of 10% per annum, was to mature on the effective date of the recapitalization and was fully secured by equity interests and other property of the Borrower. The Company received a 2.5% origination fee in connection with the DIP Loan, included in deferred income on the accompanying balance sheet. During January 2012, the Borrower borrowed $5 million on the DIP Loan and, upon emergence from bankruptcy, fully repaid the principal, accrued interest and associated fees.
 Pursuant to the terms of the recapitalization plan, the Secured Loan had been amended into a new $235 million senior secured term loan facility (the “Amended Loan”) with no additional funding, a reduced interest rate of 10.25%, and a term expiring on January 31, 2015. The Company received a restructuring fee of $2.35 million, or 1% of the principal amount of the Amended Loan. The modification of loan terms did not result in a TDR as the restructured terms did not constitute a concession by the lenders and the return from the Company’s investment in the loan was maintained under the modified terms.
On April 5, 2012, the Company transferred an aggregate $25 million participation interest in the Amended Loan to an unrelated third party at par, and recognized a gain of $3.2 million. On November 8, 2012, the Borrower fully prepaid all amounts due under the Amended Loan. Pursuant to the terms of the Amended Loan, no additional fee or penalty was assessed upon prepayment. The Company received $210 million plus accrued interest thereon and recognized a gain of $22.8 million.
The Company has not elected the fair value option for its financial instruments but estimates the fair value of loans receivable using unobservable inputs, such as discounted cash flows, current interest rates available for similar instruments and other quantitative and qualitative factors. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different assumptions or methodologies could have a material effect on the estimated fair value amounts. At December 31, 2011 the estimated fair value of loans receivable was $240.6 million.
4. Related Party Transactions
For the years ended December 31, 2012, 2011 and 2010, the Company reimbursed Colony Capital $2,000, $3,000 and $5,000, respectively, for administrative expenses. For the year ended December 31, 2010 the Members reimbursed approximately $3,000 to Colony Capital on the Company’s behalf for administrative expenses.
5. Subsequent Events
The Company has evaluated all subsequent events through March 11, 2013, the date these financial statements were available to be issued, and determined that no events have occurred subsequent to December 31, 2012 that would require disclosure or recognition in the financial statements as of December 31, 2012.

REPORT OF INDEPENDENT AUDITORS
The Members of
ColFin NW Funding, LLC

We have audited the accompanying statements of operations, members’ equity and cash flows of ColFin NW Funding, LLC (the Company) for the year ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of ColFin NW Funding, LLC for the year ended December 31, 2010 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Los Angeles, California
March 7, 2011

COLFIN NW FUNDING, LLC
BALANCE SHEETS
(In thousands)
(Unaudited)

	December 31,
	2012	2011
ASSETS
Cash	$50	$33
Loans receivable, net	86,218	135,653
Restricted cash	1,585	3,015
Total assets	$87,853	$138,701
LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Accrued liabilities	$3	$—
Escrow reserves held	1,585	3,015
Total liabilities	1,588	3,015
Members’ Equity:	86,265	135,686
Total liabilities and members’ equity	$87,853	$138,701

The accompanying notes are an integral part of these financial statements.

COLFIN NW FUNDING, LLC
STATEMENTS OF OPERATIONS
(In thousands)

	Year Ended December 31,
	2012 (Unaudited)	2011 (Unaudited)	2010
Income
Interest income	$14,078	$16,648	$14,607
Total income	14,078	16,648	14,607
Expenses
Loan servicing and asset management fees	38	89	152
Administrative expenses	79	74	81
Total expenses	117	163	233
Net income	$13,961	$16,485	$14,374
The accompanying notes are an integral part of these financial statements.

COLFIN NW FUNDING, LLC
STATEMENTS OF MEMBERS’ EQUITY
(In thousands)

	Colony Distressed Credit Fund, L.P.	CFI RE Holdco, LLC	Total
Balance at December 31, 2009	$81,677	$49,803	$131,480
Member contributions	3	1	4
Distributions	(7,684)	(4,686)	(12,370)
Net income	8,929	5,445	14,374
Balance at December 31, 2010	82,925	50,563	133,488
Distributions	(8,875)	(5,412)	(14,287)
Net income	10,240	6,245	16,485
Balance at December 31, 2011 (Unaudited)	84,290	51,396	135,686
Distributions	(39,374)	(24,008)	(63,382)
Net income	8,673	5,288	13,961
Balance at December 31, 2012 (Unaudited)	$53,589	$32,676	$86,265
The accompanying notes are an integral part of these financial statements.

COLFIN NW FUNDING, LLC
STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2012 (Unaudited)	2011 (Unaudited)	2010
Cash Flows from Operating Activities
Net income	$13,961	$16,485	$14,374
Adjustments to reconcile net income to net cash provided by operating activities:
Interest accretion in excess of cash receipts	—	(2,272)	(1,897)
Increase (decrease) in accrued liabilities	3	(9)	5
Net cash provided by operating activities	13,964	14,204	12,482
Cash Flows from Investing Activities
Loan resolutions and repayments	49,435	—	—
Net cash provided by investing activities	49,435	—	—
Cash Flows from Financing Activities
Contributions from members	—	—	4
Distributions to members	(63,382)	(14,287)	(12,370)
Net cash used in financing activities	(63,382)	(14,287)	(12,366)
Net increase (decrease) in cash	17	(83)	116
Cash, beginning of period	33	116	—
Cash, end of period	$50	$33	$116
The accompanying notes are an integral part of these financial statements.

COLFIN NW FUNDING, LLC
NOTES TO FINANCIAL STATEMENTS
December 31, 2012
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
Loans Receivable
In December 2009, the Company purchased a portfolio of 25 first mortgage commercial real estate loans from a U.S. life insurance company for approximately 75% of the aggregate unpaid principal balance. The purchase price for the portfolio was approximately $130.9 million. At acquisition, the underlying properties collateralizing the portfolio's loans were located across 13 states and consisted of retail, office and industrial properties and one hotel.
The loan portfolio consists of credit-distressed loans for which the Company expects to collect less than the contractual amounts due under the terms of the loans based, at least in part, on the assessment of the credit quality of the borrowers. Acquired credit-distressed loans are recorded at the initial investment in the loans and accreted to the estimated cash flows expected to be collected measured at acquisition date. The excess of cash flows expected to be collected measured at acquisition date over the initial investment (“accretable yield”) is recognized in interest income over the remaining life of the loan using the effective interest method. Subsequent increases in cash flows expected to be collected generally are recognized prospectively through adjustment of yield over the expected life of the loan. Decreases in cash flows expected to be collected result in a charge to provision for loan losses. The excess of contractually required payments at the acquisition date over expected cash flows (“nonaccretable difference”) is not recognized as an adjustment of yield, loss accrual or valuation allowance.
The loan portfolio is considered a single performing loan pool for purposes of recognizing interest income and evaluating changes in estimated cash flows. A loan resolution within the pool, which may involve the sale of a loan or foreclosure on the underlying collateral, results in removal of the loan at an allocated carrying amount. A loan modified in a troubled debt restructuring within a loan pool remains in the loan pool, with the effect of the modification incorporated into the expected future cash flows. The Company evaluates the loan pool for impairment on a quarterly basis and recognizes impairment on a loan when it is probable that the Company will not be able to collect all amounts estimated to be collected at the time of acquisition. As of December 31, 2012, there was no indication of impairment on the loan pool.

Income Taxes
Under federal and state income tax rules, limited liability companies are generally not subject to income taxes. Accordingly, no provision for income taxes is included in the accompanying financial statements. Income or loss is includable in the income tax returns of the Members. The Company periodically evaluates it tax positions, including its status as a pass-through entity, to evaluate whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of December 31, 2012 and 2011, the Company has not established a liability for uncertain tax positions.
3. Loans Receivable
The following table summarizes the accretable yield and nonaccretable difference on the loan portfolio at acquisition:

(In thousands)
Contractually required payments including interest	$254,976
Less: cash flows not expected to be collected (nonaccretable difference)	(34,822)
Total cash flows expected to be collected	220,154
Less: accretable yield	(89,256)
Fair value of loan portfolio at acquisition	$130,898
At acquisition, the weighted average remaining life of the loan portfolio, based upon contractual maturities, was 8.2 years.
The following table summarizes the changes in accretable yield:

	Year Ended December 31,
(In thousands)	2012	2011
Accretable yield at beginning of period	76,597	91,841
Accretion to interest income	(14,072)	(16,642)
Increase in expected cash flows	460	1,398
Resolutions and repayments	(7,310)	—
Accretable yield at end of period	$55,675	$76,597
Activity in loans held for investment is summarized below:

	Year Ended December 31,
(In thousands)	2012	2011
Balance at beginning of period	135,653	133,381
Accretion of interest income	14,072	16,642
Repayment of loans receivable	(63,507)	(14,370)
Balance at end of period	$86,218	$135,653

The following table summarizes the Company’s loans held for investment:

	December 31, 2012
(Amounts in thousands)	Number of Loans	Unpaid Principal Balance	Weighted Average Coupon	Weighted Average Maturity In Years
Performing	16	$111,988	6.1%	6.9

	December 31, 2011
(Amounts in thousands)	Number of Loans	Unpaid Principal Balance	Weighted Average Coupon	Weighted Average Maturity In Years
Performing	23	$162,539	6.1%	6.0
Non-performing	1	5,857
Total	24	$168,396

All loans have fixed interest rates ranging from 5.44% to 7.33% and maturity dates ranging from 2013 to 2038 except for one loan with an unpaid principal balance of $10,962,000, which bears fixed interest through January 2018 and variable interest thereafter. Scheduled maturities of loans as of December 31, 2012 are as follows:

(In thousands)
Less than one year	$353
Greater than one year and less than five years	71,299
Greater than or equal to five years	40,336
Total	$111,988
The Company has not elected the fair value option for its financial instruments but estimates the fair value of loans receivable using unobservable inputs, such as discounted cash flows, current interest rates available for similar instruments and other quantitative and qualitative factors. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different assumptions or methodologies could have a material effect on the estimated fair value amounts. At December 31, 2012 and 2011, the estimated fair value of loans receivable is $99.3 million and $148.5 million, respectively.
4. Related Party Transactions
For the years ended December 31, 2012 and 2011, the Company reimbursed Colony Capital $800 and $600, respectively, for administrative expenses. For the year ended December 31, 2010, the Members reimbursed approximately $3,900 to Colony Capital on the Company's behalf for administrative purposes, which was recorded as member contributions.
5. Subsequent Events
The Company has evaluated all subsequent events through March 11, 2013, the date these financial statements were available to be issued, and determined that no events have occurred subsequent to December 31, 2012 that would require disclosure or recognition in the financial statements as of December 31, 2012.

SIGNATURES
 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLONY FINANCIAL, INC.

Dated:	March 11, 2013	By:	/S/ DARREN J. TANGEN
Darren J. Tangen Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ THOMAS J. BARRACK, JR.	Executive Chairman of the Board of Directors	March 11, 2013
Thomas J. Barrack, Jr.

/S/ RICHARD B. SALTZMAN	Chief Executive Officer and President and Director (Principal Executive Officer)	March 11, 2013
Richard B. Saltzman

/S/ DARREN J. TANGEN	Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2013
Darren J. Tangen

/S/ GEORGE G. C. PARKER	Director	March 11, 2013
George G. C. Parker

/S/ JOHN A. SOMERS	Director	March 11, 2013
John A. Somers

/S/ JOHN L. STEFFENS	Director	March 11, 2013
John L. Steffens

EXHIBIT INDEX

Exhibit Number	Description
3.1
Articles of Amendment and Restatement of Colony Financial, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 5 to the Company's Registration Statement on Form S-11 (No. 333-160323) filed on September 23, 2009)

3.2
Amended and Restated Bylaws of Colony Financial, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 4 to the Company's Registration Statement on Form S-11 (No. 333-160323) filed on September 18, 2009)

3.3
Articles Supplementary designating Colony Financial, Inc.'s 8.50% Series A Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share (incorporated by reference to Exhibit 3.2 to the Company's Form 8-A filed on March 20, 2012)

3.4
Articles Supplementary Establishing Additional Shares of 8.50% Series A Cumulative Redeemable Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on July 16, 2012)

4.1
Specimen Common Stock Certificate of Colony Financial, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Company's Registration Statement on Form S-11 (No. 333-160323) filed on September 18, 2009)

4.2
Form of stock certificate evidencing the 8.50% Series A Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share (incorporated by reference to Exhibit 4.1 to the Company's Form 8-A filed on March 20, 2012)

10.1
Private Placement Purchase Agreement between the Company and the persons listed on Schedule A thereto (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 12, 2009)

10.2
Registration Rights Agreement by and among the Company and the persons listed on Schedule A thereto (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 12, 2009)

10.3
Investment Allocation Agreement among Colony Financial, Inc., Colony Capital, LLC and Colony Financial Manager, LLC (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on November 12, 2009)

10.4
License Agreement between Colony Financial, Inc. and New Colony Investors, LLC regarding use of the Colony name (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on November 12, 2009)

10.5
Indemnification Agreement by and between Colony Financial, Inc. and Thomas J. Barrack, Jr. (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed on November 12, 2009)

10.6
Indemnification Agreement by and between Colony Financial, Inc. and Richard B. Saltzman (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q filed on November 12, 2009)

10.7
Indemnification Agreement by and between Colony Financial, Inc. and Darren J. Tangen (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q filed on November 12, 2009)

10.8
Indemnification Agreement by and between Colony Financial, Inc. and Kevin P. Traenkle (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q filed on November 12, 2009)

10.9
Indemnification Agreement by and between Colony Financial, Inc. and Ronald M. Sanders (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q filed on November 12, 2009)

10.10
Indemnification Agreement by and between Colony Financial, Inc. and Mark M. Hedstrom (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q filed on November 12, 2009)

10.11
Indemnification Agreement by and between Colony Financial, Inc. and George G. C. Parker (incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q filed on November 12, 2009)

10.12
Indemnification Agreement by and between Colony Financial, Inc. and John A. Somers (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q filed on November 12, 2009)

10.13
Indemnification Agreement by and between Colony Financial, Inc. and John L. Steffens (incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q filed on November 12, 2009)

10.14	2009 Non-Executive Director Stock Plan of Colony Financial, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8 filed on September 29, 2009)
10.15
Form of Restricted Stock Award Agreement for Non-Executive Directors (incorporated by reference to Exhibit 10.9 to Amendment No. 5 to the Company's Registration Statement on Form S-11 (No. 333-160323) filed on September 23, 2009)

10.16
Form of Stock Option Award Agreement for Non-Executive Directors (incorporated by reference to Exhibit 10.13 to Amendment No. 4 to the Company's Registration Statement on Form S-11 (No. 333-160323) filed on September 18, 2009)

Exhibit Number	Description
10.17
Limited Guaranty, dated as of October 21, 2009, by ColFin FRB Investor, LLC in favor of Merrill Lynch Bank & Trust Co., F.S.B. (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K filed on March 22, 2010)

10.18
Continuing Guaranty, dated as of September 16, 2010, made by and among each of the guarantors undersigned thereto, each as a Guarantor, for the benefit of Bank of America, N.A., the Administrative Agent, and the Lenders (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 21, 2010)

10.19
Securities Purchase Agreement, dated December 20, 2010, among Colony Financial, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 21, 2010)

10.20
Registration Rights Agreement, dated December 20, 2010, among Colony Financial, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 21, 2010)

10.21
Credit Agreement, dated as of September 1, 2011, among the Company, CFI Mezz Funding, LLC, CFI RE Holdco, LLC, ColFin ESH Funding, LLC, CFI CorAmerica 2100 Funding, LLC, CFI RE Masterco, LLC, and each wholly-owned subsidiary of the Company that from time to time becomes a co-borrower thereto, as Borrowers, each lender from time to time party thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 8, 2011)

10.22
Affirmation of Guaranty, dated as of September 1, 2011, made by and among each of the guarantors undersigned thereto, each as a Guarantor, for the benefit of Bank of America, N.A., the Administrative Agent, and the Lenders (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on September 8, 2011)

10.23
Amended and Restated Pledge and Security Agreement, dated as of September 1, 2011, made by each of the pledgors undersigned thereto, each as a Pledgor, in favor of Bank of America, N.A., as Administrative Agent, for the benefit of the secured parties thereto (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on September 8, 2011)

10.24
Form of Restricted Stock Award Agreement under the Colony Financial, Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2011)

10.25
Form of Non-Qualified Stock Option Award Agreement under the Colony Financial, Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2011)

10.26
Amended and Restated Management Agreement, dated as of November 7, 2011, among Colony Financial Manager, LLC, Colony Financial, Inc., and Colony Financial TRS, LLC (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K filed on March 9, 2012)

10.27	Amended and Restated Secondment Agreement by and between Colony Financial, Inc. and Colony Capital, LLC (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on March 26, 2012)
10.28	Amended and Restated 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 8, 2012)
10.29
Second Amendment to Amended and Restated Credit Agreement, dated as of September 17, 2012, among the Company, CFI Mezz Funding, LLC, CFI RE Holdco, LLC, ColFin ESH Funding, LLC, ColFin 2100 Funding, LLC, CFI CorAmerica 2100 Funding, LLC, CFI RE Masterco, LLC, and each wholly-owned subsidiary of the Company that from time to time becomes a co-borrower thereto, as Borrowers, each lender from time to time party thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 20, 2012)

10.30
Partnership Subscription Agreement for Purchase of An Associate General Partnership Interest in CSFR Operating Partnership, L.P. dated as of July 31, 2012 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2012)

10.31*
First Amendment to Amended and Restated Credit Agreement, dated as of September 29, 2011, among the Company, CFI Mezz Funding, LLC, CFI RE Holdco, LLC, ColFin ESH Funding, LLC, ColFin 2100 Funding, LLC, CFI CorAmerica 2100 Funding, LLC, CFI RE MasterCo, LLC and each wholly-owned subsidiary of the Company that from time to time becomes a co-borrower thereto, as Borrowers, each lender from time to time party thereto, as Lenders, and Bank of America, N.A., as Administrative Agent

10.32*
Third Amendment to Amended and Restated Credit Agreement, dated as of November 6, 2012, among the Company, CFI Mezz Funding, LLC, CFI RE Holdco, LLC, ColFin ESH Funding, LLC, ColFin 2100 Funding, LLC, CFI CorAmerica 2100 Funding, LLC, CFI RE Masterco, LLC, and each wholly-owned subsidiary of the Company that from time to time becomes a co-borrower thereto, as Borrowers, each lender from time to time party thereto, as Lenders, and Bank of America, N.A., as Administrative Agent

12.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends
21.1*	List of Subsidiaries of Colony Financial, Inc.
23.1*	Consent of Ernst & Young LLP

Exhibit Number	Description
31.1*	Certification of Richard B. Saltzman, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*
Certification of Darren J. Tangen, Chief Operating officer, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Richard B. Saltzman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*
Certification of Darren J. Tangen, Chief Operating officer, Chief Financial Officer and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**
Financial statements from the Annual Report on Form 10-K of Colony Financial, Inc. for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Equity, (5) Consolidated Statements of Cash Flows and (6) Notes to Consolidated Financial Statements.

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