Form 10-K/A
period 2012-12-31
Colony Financial, Inc.
filed 2013-03-12
CIK 1467076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Form 10-K/A is being filed as Amendment No. 1 to the Form 10-K of Colony Financial, Inc. filed with the U.S. Securities and Exchange Commission on March 11, 2013 (the “Original Form 10-K”) for the purpose of amending the Consent of Independent Registered Certified Public Accounting Firm to correct a typographical error with respect to the date of such consent. There are no other changes to the consent or to the Original Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLONY FINANCIAL, INC.

Dated: March 12, 2013	By:	/S/ DARREN J. TANGEN
Darren J. Tangen Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

23.1	Consent of Ernst & Young LLP (filed herewith)

31.1	Certification of Richard B. Saltzman, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Darren J. Tangen, Chief Operating officer, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Richard B. Saltzman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Darren J. Tangen, Chief Operating officer, Chief Financial Officer and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)