Form 10-Q
period 2013-03-31
Colony Financial, Inc.
filed 2013-05-09
CIK 1467076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
As of May 7, 2013, 64,598,460 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding.

COLONY FINANCIAL, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements.
COLONY FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash	$82,074	$170,199
Investments in unconsolidated joint ventures	1,076,921	877,081
Loans held for investment, net	419,630	333,569
Loan held for sale	33,000	—
Beneficial interests in debt securities, available-for-sale, at fair value	31,959	32,055
Other assets	25,602	22,663
Total assets	$1,669,186	$1,435,567
LIABILITIES AND EQUITY
Liabilities:
Secured financing	$103,216	$108,167
Accrued and other liabilities	13,524	12,944
Due to affiliates	5,842	4,984
Dividends payable	27,965	26,442
Total liabilities	150,547	152,537
Commitments and contingencies (Note 15)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value, 8.5% Series A Cumulative Redeemable Perpetual, liquidation preference of $25 per share, 50,000,000 shares authorized, 10,080,000 shares issued and outstanding	101	101
Common stock, $0.01 par value, 450,000,000 shares authorized, 64,598,460 and 53,091,623 shares issued and outstanding, respectively	646	531
Additional paid-in capital	1,455,774	1,222,682
Distributions in excess of retained earnings	(13,725)	(5,167)
Accumulated other comprehensive income	9,241	5,184
Total stockholders’ equity	1,452,037	1,223,331
Noncontrolling interests	66,602	59,699
Total equity	1,518,639	1,283,030
Total liabilities and equity	$1,669,186	$1,435,567
The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Income
Equity in income of unconsolidated joint ventures	$21,802	$15,441
Interest income	11,412	5,826
Other income from affiliates	371	550
Total income	33,585	21,817
Expenses
Management fees (including $1,118 and $1,756 of share-based compensation, respectively)	6,370	4,520
Investment expenses (including $342 and $444 reimbursable to affiliates, respectively)	608	680
Interest expense	2,355	1,494
Administrative expenses (including $661 and $591 reimbursable to affiliates, respectively)	1,843	1,754
Total expenses	11,176	8,448
Other loss, net	(63)	(228)
Income before income taxes	22,346	13,141
Income tax provision	352	364
Net income	21,994	12,777
Net income attributable to noncontrolling interests	2,587	309
Net income attributable to Colony Financial, Inc.	19,407	12,468
Preferred dividends	5,355	376
Net income attributable to common stockholders	$14,052	$12,092
Net income per common share:
Basic	$0.22	$0.37
Diluted	$0.22	$0.37
Weighted average number of common shares outstanding:
Basic	62,027,300	32,646,700
Diluted	62,027,300	32,655,800
Dividends declared per common share	$0.35	$0.34
The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	$21,994	$12,777
Other comprehensive income, net of tax:
Equity in other comprehensive income (loss) of unconsolidated joint ventures, net	4,599	(280)
Unrealized gain (loss) on beneficial interests in debt securities	68	(310)
Net change in fair value of derivative instruments designated as hedges	439	(695)
Net foreign currency translation adjustments	(1,019)	1,347
Other comprehensive income	4,087	62
Comprehensive income	26,081	12,839
Comprehensive income attributable to noncontrolling interests	2,617	300
Comprehensive income attributable to stockholders	$23,464	$12,539
The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share and per share data)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained (Distributions in Excess of) Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2011	—	$—	32,624,889	$326	$599,470	$5,510	$(2,330)	$602,976	$10,514	$613,490
Net income	—	—	—	—	—	12,468	—	12,468	309	12,777
Other comprehensive income (loss)	—	—	—	—	—	—	71	71	(9)	62
Issuance of 8.5% Series A Cumulative Redeemable Perpetual Preferred Stock	5,800,000	58	—	—	144,942	—	—	145,000	—	145,000
Underwriting and offering costs	—	—	—	—	(4,747)	—	—	(4,747)	—	(4,747)
Share-based payments	—	—	483,274	5	1,911	—	—	1,916	—	1,916
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(239)	(239)
Common stock dividends declared ($0.34 per share)	—	—	—	—	—	(11,257)	—	(11,257)	—	(11,257)
Balance at March 31, 2012	5,800,000	$58	33,108,163	$331	$741,576	$6,721	$(2,259)	$746,427	$10,575	$757,002

Balance at December 31, 2012	10,080,000	$101	53,091,623	$531	$1,222,682	$(5,167)	$5,184	$1,223,331	$59,699	$1,283,030
Net income	—	—	—	—	—	19,407	—	19,407	2,587	21,994
Other comprehensive income	—	—	—	—	—	—	4,057	4,057	30	4,087
Common stock offering	—	—	11,500,000	115	232,185	—	—	232,300	—	232,300
Underwriting and offering costs	—	—	—	—	(280)	—	—	(280)	—	(280)
Share-based payments	—	—	6,837	—	1,187	—	—	1,187	—	1,187
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	6,853	6,853
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(2,567)	(2,567)
Preferred stock dividends	—	—	—	—	—	(5,355)	—	(5,355)	—	(5,355)
Common stock dividends declared ($0.35 per share)	—	—	—	—	—	(22,610)	—	(22,610)	—	(22,610)
Balance at March 31, 2013	10,080,000	$101	64,598,460	$646	$1,455,774	$(13,725)	$9,241	$1,452,037	$66,602	$1,518,639
The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities
Net income	$21,994	$12,777
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discount and net origination fees on purchased and originated loans	(1,301)	(93)
Paid in-kind interest added to loan principal	(218)	(205)
Amortization of deferred financing costs	714	392
Equity in income of unconsolidated joint ventures	(21,802)	(15,441)
Distributions of income from unconsolidated joint ventures	25,343	16,192
Share-based payments	1,187	1,916
Changes in operating assets and liabilities:
Increase in other assets	(1,795)	(498)
Increase (decrease) in accrued and other liabilities	1,717	(763)
Increase (decrease) in due to affiliates	858	(94)
Other adjustments, net	232	387
Net cash provided by operating activities	26,929	14,570
Cash Flows from Investing Activities
Contributions to unconsolidated joint ventures	(223,781)	(54,584)
Distributions from unconsolidated joint ventures	23,935	14,169
Investments in purchased loans receivable	—	(1,669)
Repayments of principal on loans receivable	4,974	1,363
Net disbursements on originated loans	(122,516)	—
Investment deposits	(2,715)	—
Other investing activities, net	170	(29)
Net cash used in investing activities	(319,933)	(40,750)
Cash Flows from Financing Activities
Proceeds from issuance of preferred stock, net	—	140,432
Proceeds from issuance of common stock, net	232,300	—
Dividends paid to preferred stockholders	(5,355)	—
Dividends paid to common stockholders	(21,087)	(11,092)
Line of credit borrowings	—	52,000
Line of credit repayments	—	(121,000)
Secured financing repayments	(4,951)	—
Payment of offering costs	(314)	—
Contributions from noncontrolling interests	6,853	—
Distributions to noncontrolling interests	(2,567)	(239)
Other financing activities, net	—	(44)
Net cash provided by financing activities	204,879	60,057
Net (decrease) increase in cash	(88,125)	33,877
Cash, beginning of period	170,199	3,872
Cash, end of period	$82,074	$37,749

COLONY FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Three Months Ended March 31,
	2013	2012
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,755	$1,198
Cash paid for income taxes	$81	$1,271
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends payable	$27,965	$11,257
Assignment of loans receivable and related liabilities to investment in unconsolidated joint ventures	$—	$29,427
Offering costs included in accrued and other liabilities	$189	$144

The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)
1. Organization and Basis of Presentation
Colony Financial, Inc. (the “Company”) was organized on June 23, 2009 as a Maryland corporation for the purpose of acquiring, originating and managing commercial mortgages, which may be performing, sub-performing or non-performing loans (including loan-to-own strategies), and other commercial real estate-related debt and equity investments. The Company also acquires interests in single-family residential rental properties through its investment in CAH Operating Partnership, L.P. ("CAH OP," formerly known as CSFR Operating Partnership, L.P.). The Company is externally managed and advised by Colony Financial Manager, LLC (the “Manager”), a wholly-owned subsidiary of Colony Capital, LLC ("Colony Capital"), a privately held global real estate investment firm. The Company elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code commencing with its first taxable year ended December 31, 2009.
The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. However, the results of operations for the interim period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other future period. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as amended.
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

Segment Reporting
The Company operates in two reportable segments: real estate debt investments and single-family residential (“SFR”) rentals. The real estate debt investments segment includes the Company's investments in originated and acquired commercial real estate debt, real estate acquired in settlement of loans, mortgage-backed securities, and other debt-related investments. The SFR rental segment represents the Company's investment in platforms created for the purpose of acquiring and renting single-family homes. Prior to 2012, the Company's operating activities were exclusively within the real estate debt investments segment (see Note 16).
Recent Accounting Updates
Comprehensive Income—In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under ASU No. 2013-02, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income ("AOCI") by component. In addition, an entity is required to present, either on the face of the income statement or in the notes, significant amounts reclassified from AOCI by the respective line items of the income statement. ASU No. 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. The Company adopted this new guidance January 1, 2013. The adoption of this guidance did not have a significant effect on the Company's consolidated financial position, results of operations or cash flows.
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
The Company’s investments in unconsolidated joint ventures are summarized below:

(Amounts in thousands)				Carrying Value
Joint Ventures	Investment Description	Ownership Percentage		March 31, 2013	December 31, 2012
CAH Operating Partnership, L.P.	Acquisition and rental of single-family homes	27.3%	(1)	$367,137	$251,501
ColFin Court Square Funding, LLC	Preferred equity investment in an entity that acquired a Class A office tower located in Long Island City, New York	50.0%		46,886	46,188
Portfolio 8 Investors, LLC	Preferred equity investment in an entity that acquired a multifamily portfolio composed of approximately 2,200 units located in Georgia and Texas	75.0%	(2)	40,837	—
ColFin 2011 CRE Holdco, LLC and Colony AMC 2011 CRE, LLC	519 performing and non-performing loans acquired in a structured transaction with the FDIC, secured mostly by commercial real estate, and 22 real estate owned ("REO") properties	44.4%		38,681	38,220
ColFin Bulls Funding A, LLC and ColFin Bulls Funding B, LLC	439 performing and non-performing acquired loans consisting of substantially all first mortgage recourse commercial real estate loans and 5 REO properties	32.5%		37,563	39,662
ColFin London Funding, LLC	7 performing and non-performing acquired loans secured by commercial real estate	50.0%		37,384	37,427
ColFin DB Guarantor, LLC and Colony AMC DB, LLC	555 performing and non-performing loans acquired in a structured transaction with the FDIC, secured mostly by commercial real estate and 119 REO properties	33.3%		36,993	39,317
ColFin Metro Funding, LLC	79 performing and non-performing acquired loans secured by commercial real estate	50.0%		33,910	35,274

(Amounts in thousands)			Carrying Value
Joint Ventures	Investment Description	Ownership Percentage	March 31, 2013	December 31, 2012
ColFin NW Funding, LLC	16 performing acquired first mortgages secured by commercial real estate	37.9%	32,878	32,676
ColFin JIH Holdco, LLC, ColFin JIH Mezzco A, LLC and ColFin JIH Opco, LLC	Equity interests in and senior mezzanine loan receivable from entities owning a portfolio of 103 limited service hotels	33.3%	29,266	32,320
ColFin Hunt Holdco A, LLC and ColFin Hunt Holdco B, LLC	2 non-performing commercial real estate loans and 1 REO property	37.9%	24,464	26,963
ColFin Ash Funding, LLC	Two most junior mortgage participation interests secured by five full-service hotels	50.0%	24,433	24,365
ColFin STC Funding, LLC	Acquired performing senior mortgage loan secured by a retail property in Florida	50.0%	23,418	—
ColFin Mizner Funding, LLC	Originated first mortgage loan secured by a multifamily development parcel located in Florida	50.0%	20,201	—
ColFin Midwest Funding, LLC	60 performing and non-performing acquired loans primarily secured by commercial real estate	50.0%	18,771	18,635
ColFin 666 Funding, LLC	First mortgage pari-passu participation interest secured by Class A midtown Manhattan office building	33.3%	17,831	17,595
ColFin PHX Tower Funding, LLC	Sub-performing first mortgage acquired loan secured by a high-rise office tower located in Phoenix, AZ	50.0%	16,086	16,454
ColFin 2012 CRE ADC Holdco, LLC and Colony AMC 2012 CRE ADC, LLC	469 performing and non-performing loans acquired in a structured transaction with the FDIC, mostly secured by commercial real estate and 5 REO properties	50.0%	15,623	15,370
ColFin Inland Funding, LLC and ColFin Inland Investor, LLC	First mortgage loan secured by a Southern California master planned development and equity participation rights	50.0%	15,311	15,086
ColFin FCDC Funding, LLC	Equity interests acquired through deed-in-lieu in two partially developed master planned communities located in California	50.0%	15,256	15,422
ColFin ALS Funding, LLC	Recourse loan secured by first liens on two Manhattan townhomes, second liens on two Upstate New York residences and a photography catalogue	33.3%	13,316	12,841
ColFin Axle Funding, LLC	970 performing and non-performing loans acquired in a structured transaction with the FDIC, mostly secured by commercial real estate, and 42 REO properties	4.5%	13,219	12,805
ColFin FRB Investor, LLC	Shares of common stock in First Republic Bank, a publicly-traded commercial bank	5.9%	12,894	20,224
ColFin Bow Funding A, LLC and ColFin Bow Funding B, LLC	42 performing and non-performing acquired loans secured mostly by commercial real estate and 6 REO properties	50.0%	12,728	13,779
ColFin MF5 Funding, LLC	60% participation interests in 208 performing and non-performing first mortgage loans and 1 REO property	11.0%	11,757	21,130
Colony Funds Sants S.à r.l.	Syndicated senior secured loan to a Spanish commercial real estate company	5.1%	11,703	11,982
ColFin SXC Funding, LLC	Performing originated mezzanine loan cross-collateralized by a portfolio of limited-service hotels	50.0%	10,797	10,795

(Amounts in thousands)			Carrying Value
Joint Ventures	Investment Description	Ownership Percentage	March 31, 2013	December 31, 2012
ColFin Aventura Funding, LLC	Originated first mortgage loan secured by a waterfront residential development parcel located in Florida	50.0%	10,292	—
ColFin BAMO II Funding A, LLC and ColFin BAMO II Funding B, LLC	22 performing and non-performing acquired loans secured mostly by commercial real estate and 1 REO property	50.0%	10,025	9,768
Other unconsolidated joint ventures (investments less than $10 million carrying value at March 31, 2013)		10.6% to 50.0%	77,261	61,282
			$1,076,921	$877,081

(1)	Ownership percentage based upon capital funded to date.

(2)
Ownership percentage represents the percentage of capital contributed by the Company as the preferred member in the joint venture alongside its common member; as the preferred member, the Company earns a fixed return on its investment.

The following is a summary of significant developments affecting the joint ventures during the three months ended March 31, 2013:
During the three months ended March 31, 2013, the Company invested a combined $103.2 million in five new unconsolidated joint ventures representing four originations and one loan acquisition.
During the three months ended March 31, 2013, the Company committed another $295 million of capital to CAH OP, for an aggregate $550 million of capital commitments to CAH OP, and funded $120 million of such commitment during the period. As of March 31, 2013, the Company had unfunded commitments of $175 million, of which $68 million was funded on May 6, 2013. The remaining unfunded commitments may be called by the general partner of CAH OP in its discretion.
Activity in the Company’s investments in unconsolidated joint ventures is summarized below:

(In thousands)
Balance at December 31, 2012	$877,081
Contributions	223,781
Distributions	(49,278)
Equity in net income	21,802
Equity in other comprehensive income	8,824
Equity in realized gain reclassified from accumulated other comprehensive income	(4,225)
Foreign currency translation loss	(1,064)
Balance at March 31, 2013	$1,076,921

Combined condensed balance sheets and statements of operations for all unconsolidated joint ventures are presented below:
Combined Condensed Balance Sheets of Unconsolidated Joint Ventures

(In thousands)	March 31, 2013	December 31, 2012
Assets:
Cash and cash equivalents	$266,302	$156,704
Loans receivable, net	2,352,031	2,383,748
Debt and equity securities, available-for-sale, at fair value	272,210	247,963
Investments in unconsolidated joint ventures	429,398	436,188
Investments in real estate	1,686,027	990,105
Other assets	850,811	825,804
Total assets	$5,856,779	$5,040,512
Liabilities and Equity:
Debt	$1,027,849	$1,018,865
Other liabilities	109,603	65,193
Total liabilities	1,137,452	1,084,058
Owners’ equity	3,760,653	2,997,533
Noncontrolling interests	958,674	958,921
Total liabilities and equity	$5,856,779	$5,040,512
Company’s share of equity	$1,076,921	$877,081
Combined Condensed Statements of Operations of Unconsolidated Joint Ventures

	Three Months Ended March 31,
(In thousands)	2013	2012
Income:
Interest income	$86,928	$91,463
Equity in income of unconsolidated joint ventures	6,278	15,342
Property operating income	29,397	20,750
Other income	4,477	5,067
Total income	127,080	132,622
Expenses:
Interest expense	4,104	11,154
Property operating expense	26,810	15,332
Other expenses	24,371	22,110
Total expenses	55,285	48,596
Other income:
Realized and unrealized gain on investments, net	56,185	55,760
Net income	127,980	139,786
Net income attributable to noncontrolling interests	29,452	21,611
Net income attributable to members	$98,528	$118,175
Company’s equity in net income	$21,802	$15,441
The Company’s investments in CAH OP represented 22% and 18% of the Company's total assets as of March 31, 2013 and December 31, 2012, respectively. No other single investment represented greater than 10% of total assets.
For the three months ended March 31, 2013 and 2012, ColFin FRB Investor, LLC generated 13% and 19% of total income, respectively.
Related Party Transactions of Unconsolidated Joint Ventures—The Company has equity ownership interests in certain unconsolidated asset management companies (each an “AMC”) that provide management services to certain of its unconsolidated joint ventures. The AMCs earn annual management fees equal to 50 to 75 basis points times the outstanding unpaid principal balance ("UPB") of each loan portfolio and are responsible for the payment of allocations of compensation, overhead and direct costs incurred by an affiliate of the Manager pursuant to a cost allocation arrangement (see Note 12).

Certain unconsolidated joint ventures reimburse Colony Capital and its affiliates for costs incurred on their behalf, including costs of property management personnel. The joint ventures, including AMCs, were allocated approximately $5.5 million and $2.5 million in costs from such affiliates of the Manager for the three months ended March 31, 2013 and 2012, respectively. Such costs are included in property operating and other expenses in the combined condensed statements of operations of unconsolidated joint ventures above. The Company’s proportionate share, based upon its percentage interests in the joint ventures, was $1.7 million and $0.6 million for the three months ended March 31, 2013 and 2012, respectively.
An affiliate of CAH OP's manager provides construction and rehabilitation services on the single-family rental homes held through CAH OP. For the three months ended March 31, 2013, CAH OP was billed approximately $4.9 million by the affiliate for third party costs and overhead, which have been capitalized as investments in real estate.
4. Loans Receivable
The following table summarizes the Company’s loans receivable:

	March 31, 2013				December 31, 2012
(In thousands)	Principal	Carrying Amount	Weighted Average Coupon	Weighted Average Maturity in Years	Principal	Carrying Amount	Weighted Average Coupon	Weighted Average Maturity in Years
Performing loans
Mortgage loans (1)	$351,471	$321,925	8.6%	2.9	$233,003	$203,098	8.9%	2.1
B-note	14,777	14,705	20.9%	3.0	14,558	14,471	20.9%	3.3
Mezzanine loans	116,000	116,000	10.1%	4.9	116,000	116,000	10.1%	5.2
	$482,248	$452,630			$363,561	$333,569

(1)
$33 million of a first mortgage loan with a principal balance of $123.4 million originated in March 2013 is classified as held for sale in the accompanying consolidated balance sheets as of March 31, 2013 as the Company intends to split the mortgage note into A- and B-notes with the intention of selling the A-note to a third party.

As of March 31, 2013, all loans were paying in accordance with their terms. There were no troubled debt restructurings during the three months ended March 31, 2013 and 2012.
Two first mortgage loans, which share the same corporate guarantor, generated 19% of total income for the three months ended March 31, 2013. No single loan generated greater than 10% of total income for the three months ended March 31, 2012.
In March 2013, the Company participated in a recently originated $375 million first mortgage loan secured by 11 athletic clubs located in California. The Company's share of this loan was $123.4 million. The Company funded $122.3 million, net of a 1% origination fee. The loan bears an 8.0% fixed interest rate with a 25 year amortization schedule, matures in December 2017 and is subject to a 1% exit fee. Depending on the achievement of certain performance metrics by the borrower, the Company may be required to fund an additional $8.25 million.
Activity in loans receivable is summarized below:

(In thousands)
Balance at December 31, 2012	$333,569
Loan acquisitions and originations	122,516
Paid in-kind interest added to loan principal	218
Discount and net loan fee amortization	1,301
Principal repayments	(4,974)
Balance at March 31, 2013	$452,630

Minimum scheduled principal payments required under the loan agreements for performing loans as of March 31, 2013 are as follows:

Year Ending December 31,	(In thousands)
Remaining 2013	$9,005
2014	150,850	(1)
2015	2,707
2016	135,487
2017	116,699
Thereafter	56,000
Total	$470,748

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

(In thousands)	March 31, 2013	December 31, 2012
Principal	$28,000	$28,000
Unamortized premium	3,010	3,174
Amortized cost	31,010	31,174
Unrealized gain included in accumulated other comprehensive income	949	881
Fair value	$31,959	$32,055
Concurrently with the acquisition of beneficial interests in debt securities, the Company’s strategic partner entered into an interest rate swap agreement with the borrower which, in conjunction with a special contribution/distribution arrangement with the joint venture, will result in a net current yield to the joint venture of the Securities Industry and Financial Markets Association (“SIFMA”) Municipal Swap Index plus 3.25% per annum (3.37% at March 31, 2013). The Company determined that the special contribution/distribution arrangement is an embedded derivative that meets the criteria for bifurcation and recorded a derivative liability. The bifurcated derivative does not qualify as a hedging instrument, so changes in the estimated fair value of the derivative are recognized in income. For the three months ended March 31, 2013 and 2012, unrealized losses of $68,000 and $180,000, respectively, are included in other gain (loss) in the accompanying statements of operations.
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
The maximum amount available to borrow under the Credit Agreement is the lesser of (a) 3.5 times the Company’s annualized consolidated cash income (as defined in the Credit Agreement) and (b) 40% of the aggregate book value of all investment assets that at such time contribute positive cash income to the calculation of annualized consolidated cash income (“contributing investment assets”). As of March 31, 2013, the maximum amount available for borrowing was $175 million.
Advances under the Credit Agreement accrue interest at a per annum rate equal to the sum of, at the Company’s election, the one, two, three, or six month LIBOR plus 3.50% or 3.75%, depending upon the leverage ratio as defined in the Credit Agreement. At March 31, 2013, the applicable spread was 3.50% and the Company had no outstanding borrowings. The

Company also pays a commitment fee of 0.5% or 0.4% of the unused amount (0.5% at March 31, 2013), depending upon usage.
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
The Credit Agreement and the Guaranty contain various affirmative and negative covenants, including financial covenants that require the Company to maintain minimum tangible net worth and liquidity levels and financial ratios, as defined in the Credit Agreement. At March 31, 2013, the Company was in compliance with all of these financial covenants.
In April 2013, the Company modified a provision of the Credit Agreement restricting the Company's ability to create or incur certain types of indebtedness by excepting from such provision the issuance of up to $287.5 million of convertible senior notes (see Note 17).
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
7. Secured Financing
In connection with the acquisition of a $181 million participation interest in a first mortgage loan in May 2012, the seller provided concurrent financing for $103.5 million, or 65% of the purchase price. The non-recourse, co-terminus financing bears interest at a fixed rate of 5.0%. Concurrently with the loan acquisition, the borrower funded, on behalf of the Company, an interest reserve account in an amount sufficient to service the interest for the term of the secured financing. The interest reserve account is controlled by the secured financing lender and is included in other assets in the accompanying balance sheet. The financing has an initial maturity of July 2014 and can be extended to January 2017, subject to an extension fee. Upon exercise of the extension option, the borrower of the first mortgage loan will again be required to fund the interest reserve account on behalf of the Company to service the interest for the extended term of the secured financing. At March 31, 2013, the outstanding balance on the secured financing was $89.6 million.
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
Minimum scheduled principal payments due under the secured financing arrangements as of March 31, 2013 are as follows:

Year Ending December 31,	(In thousands)
Remaining 2013	$6,144
2014	83,811
2015	229
2016	13,032
Total	$103,216

8. Derivative Instruments
The Company has investments in four unconsolidated joint ventures denominated in Euros that expose the Company to foreign currency risk. At March 31, 2013 and December 31, 2012, the Company’s net investments in such joint ventures totaled approximately €29.8 million, or $38.2 million, and €31.3 million, or $41.3 million, respectively. The Company uses collars (consisting of caps and floors) without upfront premium costs to hedge the foreign currency exposure of its net investments. At March 31, 2013 and December 31, 2012, the total notional amount of the collars was approximately €23.9 million and €16.1 million, respectively, with termination dates ranging from July 2013 to July 2015.
The fair values of derivative instruments included in the Company’s consolidated balance sheets are as follows:

(In thousands)	March 31, 2013	December 31, 2012
Assets
Foreign exchange contracts designated as hedging instruments included in other assets	$1,308	$760
Liabilities
Foreign exchange contracts designated as hedging instruments included in accrued and other liabilities	$402	$293
Embedded derivative liability (Note 5) included in accrued and other liabilities	3,966	3,898
	$4,368	$4,191
Certain counterparties to the derivative instruments require the Company to deposit cash or other eligible collateral for derivative financial liabilities exceeding $100,000. As of March 31, 2013, the Company had no amounts on deposit related to these agreements.
9. Fair Value Measurements
Financial Instruments Reported at Fair Value
The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis. The following table summarizes the fair values of those assets and liabilities:

(In thousands)	March 31, 2013	December 31, 2012
Assets
Beneficial interests in debt securities	$31,959	$32,055
Foreign exchange contracts	1,308	760
	$33,267	$32,815

Liabilities
Foreign exchange contracts	$402	$293
Embedded derivative liability associated with beneficial interests in debt securities	3,966	3,898
	$4,368	$4,191
All of the fair values in the table above fall within Level 2 of the fair value hierarchy which rely on significant observable inputs, other than quoted market prices for identical assets or liabilities, including quoted prices for similar securities, interest rates, prepayment speeds, credit risk and others.
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
Fair Value Disclosure of Financial Instruments Reported at Cost

The Company and its unconsolidated joint ventures estimate the fair value of financial instruments carried at historical cost on a quarterly basis. These instruments are recorded at fair value only if they are impaired. No impairment was recognized during the three months ended March 31, 2013 and 2012. In cases where quoted market prices are not available, fair values are estimated using inputs such as discounted cash flow projections, market comparables, dealer quotes and other quantitative and qualitative factors. Fair values of investments in unconsolidated joint ventures are primarily derived by applying the Company’s ownership interest to the fair value of the underlying assets and liabilities of each joint venture. The Company’s proportionate share of each joint venture’s fair value approximates the Company’s fair value of the investment, as the timing of cash flows of the joint venture does not deviate materially from the timing of cash flows the Company receives from the joint venture. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different assumptions or methodologies could have a material effect on the estimated fair value amounts.
The carrying values of interest receivable and accrued and other liabilities approximate their fair values due to their short term nature. The fair value of secured financing at March 31, 2013 and December 31, 2012 was estimated by discounting expected future cash outlays at current interest rates available for similar instruments.
The following tables present the estimated fair values and carrying values of the Company’s financial instruments carried at cost, aggregated by the level in the fair value hierarchy:

	March 31, 2013
	Fair Value Measurements Using
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Carrying Value
Assets
Investments in unconsolidated joint ventures	$—	$20,344	$1,122,364	$1,142,708	$1,076,921
Loans held for investment	—	—	424,874	424,874	419,630
Loan held for sale	—	—	33,000	33,000	33,000
Liabilities
Secured financing	$—	$—	$103,240	$103,240	$103,216

	December 31, 2012
	Fair Value Measurements Using
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Carrying Value
Assets
Investments in unconsolidated joint ventures	$—	$20,667	$910,450	$931,117	$877,081
Loans held for investment	—	—	335,734	335,734	333,569
Liabilities
Secured financing	$—	$—	$108,090	$108,090	$108,167
10. Stockholders’ Equity
The Company’s authorized capital stock consists of 50,000,000 shares of preferred stock, $0.01 par value per share, and 450,000,000 shares of common stock, $0.01 par value per share.
Series A Preferred Stock
As of March 31, 2013 and December 31, 2012, the Company had 10,080,000 shares of its 8.5% Series A Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share (“Series A Preferred Stock”), issued and outstanding. The Series A Preferred Stock must be paid a dividend at a rate of 8.5% per year on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series A Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on March 20, 2017 (subject to the Company’s right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve its qualification as a REIT or upon the occurrence of a change of control (as defined in the articles supplementary relating to the Series A Preferred Stock)). The Series A Preferred Stock is senior to the Company’s common stock with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up. The Series A Preferred Stock generally does not have any voting rights, except if the Company fails to pay dividends on the Series A Preferred Stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, the Series A Preferred Stock will be entitled to vote to elect two additional directors to the Company’s board of directors, until all unpaid dividends have been paid or declared and set aside for payment. In addition, certain changes to the terms of the Series A Preferred Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series A Preferred Stock voting separately as a class.
Common Stock Offering
In January 2013, the Company completed a sale of 11,500,000 shares of its common stock, including a full exercise of the overallotment option, to underwriters at a price of $20.20 per share. The net offering proceeds, after deducting underwriting discounts and commissions and offering costs payable by the Company, were approximately $232.3 million. The Company used and will use the net proceeds from the offering to make an additional investment in CAH OP, to fund acquisitions of target assets and for working capital and general corporate purposes.
Dividend Reinvestment and Direct Stock Purchase Plan
The Company’s Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”) provides existing common stockholders and other investors the opportunity to purchase shares (or additional shares, as applicable) of the Company’s common stock by reinvesting some or all of the cash dividends received on their shares of the Company’s common stock or making optional cash purchases within specified parameters. The DRIP Plan acquires shares either in the open market, directly from the Company as newly issued common stock, or in privately negotiated transactions with third parties. As of March 31, 2013, no shares had been acquired under the DRIP Plan from the Company in the form of new issuances.
Accumulated Other Comprehensive Income
The following tables present the changes in each component of accumulated other comprehensive income attributable to the stockholders, net of immaterial tax effect:

(In thousands)	Three Months Ended March 31, 2013
	Equity in AOCI of Unconsolidated Joint Ventures	Unrealized Gain on Beneficial Interests in Debt Securities	Unrealized Gain on Fair Value of Hedges	Foreign Currency Translation	Total
Balance at December 31, 2012	$6,729	$877	$645	$(3,067)	$5,184
Other comprehensive income (loss) before reclassifications	8,794	68	439	(1,014)	8,287
Amounts reclassified from accumulated other comprehensive income	(4,225)	—	—	(5)	(4,230)
Net other comprehensive income (loss)	4,569	68	439	(1,019)	4,057
Balance at March 31, 2013	$11,298	$945	$1,084	$(4,086)	$9,241

(In thousands)	Three Months Ended March 31, 2012
	Equity in AOCI of Unconsolidated Joint Ventures	Unrealized Gain on Beneficial Interests in Debt Securities	Unrealized Gain on Fair Value of Hedges	Foreign Currency Translation	Total
Balance at December 31, 2011	$(406)	$611	$1,793	$(4,328)	$(2,330)
Other comprehensive income (loss) before reclassifications	(273)	(308)	(723)	1,328	24
Amounts reclassified from accumulated other comprehensive income	—	—	28	19	47
Net other comprehensive income (loss)	(273)	(308)	(695)	1,347	71
Balance at March 31, 2012	$(679)	$303	$1,098	$(2,981)	$(2,259)

Information about amounts reclassified out of accumulated other comprehensive income by component is presented below:

(In thousands)
Component of Accumulated Other Comprehensive Income	Three Months Ended March 31,		Affected Line Item in the Consolidated Statements of Operations
	2013	2012
Equity in realized gain on sale of marketable securities of unconsolidated joint ventures	$4,225	$—	Equity in income of unconsolidated joint ventures
Net settlement loss on derivative instruments designated as hedges	—	(28)	Other loss, net
Realized foreign exchange gain (loss)	5	(19)	Other loss, net
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

	Three Months Ended March 31,
(In thousands, except share and per share data)	2013	2012
Numerator:
Net income	$21,994	$12,777
Net income attributable to noncontrolling interest	(2,587)	(309)
Net income attributable to Colony Financial, Inc.	19,407	12,468
Preferred dividends	(5,355)	(376)
Net income attributable to common stockholders	14,052	12,092
Net income allocated to participating securities (nonvested shares)	(182)	(136)
Numerator for basic and diluted net income allocated to common stockholders	$13,870	$11,956
Denominator:
Basic weighted average number of common shares outstanding	62,027,300	32,646,700
Weighted average effect of dilutive shares (1)	—	9,100
Diluted weighted average number of common shares outstanding	62,027,300	32,655,800
Earnings per share:
Net income attributable to common stockholders per share–basic	$0.22	$0.37
Net income attributable to common stockholders per share–diluted	$0.22	$0.37

(1)	For the three months ended March 31, 2012, weighted average dilutive shares include the effect of shares of common stock issuable to the Manager for incentive fees due for the period (Note 12).
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
The incentive fee is payable to the Manager quarterly in arrears in shares of the Company’s common stock, subject to certain ownership and New York Stock Exchange (“NYSE”) limitations. The number of shares to be issued to the Manager is equal to the dollar amount of the portion of the quarterly installment of the incentive fee payable in shares divided by the average of the closing prices of the Company’s common stock on the NYSE for the five trading days prior to the date on which such quarterly installment is settled. No such shares were issued during the three months ended March 31, 2013 and 2012.
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
Cost Reimbursement for Asset Management Services
Colony AMC Milestone West, LLC (“AMC Milestone West”) and Colony AMC Milestone North, LLC (“AMC Milestone North”), each a wholly-owned subsidiary of the Company, provide asset management services to two joint ventures with the FDIC (“FDIC Ventures”) for which certain of the Company's unconsolidated joint ventures are managing members. The FDIC Ventures pay an annual 50-basis point asset management fee calculated on the aggregate UPB of each respective loan portfolio. In addition, one of the unconsolidated joint ventures reimburses AMC Milestone North for any expenses not covered by the 50-basis point fee. Asset management fees and expense reimbursements were $0.4 million and $0.6 million for the three months ended March 31, 2013 and 2012, respectively. The Company reimburses an affiliate of the Manager for compensation, overhead and direct costs incurred by the affiliate pursuant to a cost allocation arrangement. The Company was allocated costs under this arrangement of $0.2 million and $0.2 million for the three months ended March 31, 2013 and 2012, respectively.
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
The following table summarizes the amounts incurred by the Company and payable to the Manager or its affiliates for the periods presented:

	Three Months Ended March 31,
(In thousands)	2013	2012
Base management fees	$5,252	$2,351
Incentive fees	—	413
Compensation pursuant to secondment agreement	308	297
Allocated and direct investment-related expenses	342	444
Allocated and direct administrative expenses	353	294
	$6,255	$3,799
The following table summarizes the amounts due to the Manager or its affiliates as of each balance sheet date:

(In thousands)	March 31, 2013	December 31, 2012
Base management fees	$5,255	$3,932
Incentive fees	—	—
Secondment reimbursement	235	844
Reimbursement of direct and allocated administrative and investment costs	352	208
	$5,842	$4,984
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
Equity Incentive Plan
The Company’s 2011 Equity Incentive Plan (the “Equity Incentive Plan”) provides for the grant of options to purchase shares of common stock, share awards (including restricted stock and stock units), stock appreciation rights, performance awards and annual incentive awards, dividend equivalent rights, long-term incentive units, cash and other equity-based awards. Certain named executive officers of the Company, other eligible employees, directors and service providers, including the Manager and employees of the Manager, are eligible to receive awards under the Equity Incentive Plan. The Company has reserved a total of 1,600,000 shares of common stock for issuance pursuant to the Equity Incentive Plan, subject to certain adjustments set forth in the plan. The share awards granted under this plan generally vest over a 3-year period from the date of grant.

A summary of the Company’s vested and nonvested shares under the Director Stock Plan and Equity Incentive Plan for the three months ended March 31, 2013 is presented below:

	Restricted Stock Grants to Non-Executive Directors	Restricted Stock Grants to Employee	Restricted Stock Grants to the Manager or Manager's Employees	Total	Weighted Average Grant Date Fair Value
Nonvested shares at December 31, 2012	8,274	17,172	496,749	522,195	$18.17
Granted	6,837	—	—	6,837	21.94
Vested	(8,274)	—	—	(8,274)	16.32
Forfeited	—	—	—	—	—
Nonvested shares at March 31, 2013	6,837	17,172	496,749	520,758	$18.24
Weighted average grant date fair value per share for shares granted during the period	$21.94	n/a	n/a	$21.94
The following table summarizes the components of share-based compensation included in the consolidated statements of operations:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2013	2012
Share-based compensation included in management fees	$1,118	$1,756
Share-based compensation included in administrative expenses	69	160
Total fair value of shares vested (1)	182	1,991
Weighted average grant date fair value per share for shares granted during the period (1)	21.94	16.16

(1)	Based on the quoted closing share price of the Company's common stock on the NYSE on grant date or vesting date.
As of March 31, 2013, aggregate unrecognized compensation cost related to restricted stock granted under the Director Stock Plan and Equity Incentive Plan was approximately $10.3 million. That cost is expected to be fully recognized over a weighted-average period of 28 months.
14. Income Taxes
The Company’s taxable REIT subsidiaries (each a "TRS") are subject to corporate level federal, state, foreign and local income taxes. The following is a summary of the Company’s income tax provision:

	Three Months Ended March 31,
(In thousands)	2013	2012
Current
Federal	$280	$104
State	131	130
Total current tax provision	411	234
Deferred
Federal	63	96
State	(122)	34
Total deferred tax (benefit) provision	(59)	130
Total income tax provision	$352	$364
Net deferred tax assets of $1.3 million and $1.2 million are included in other assets as of March 31, 2013 and December 31, 2012, respectively. Deferred tax assets and liabilities arise from temporary differences in income recognition for GAAP and tax purposes for certain investments in unconsolidated joint ventures held in TRSs.
15. Commitments and Contingencies
Pursuant to the operating agreements of certain unconsolidated joint ventures and the Company's subscription agreements with CAH OP, the Company may be required to fund additional amounts for future investments, unfunded lending commitments, ordinary operating costs, guaranties or other commitments of the joint ventures. At March 31, 2013, the Company’s share of those commitments was $189.5 million.

In connection with its share of the $375 million first mortgage loan originated in March 2013, the Company may be required to fund an additional $8.25 million based on the achievement of certain performance metrics by the borrower (see Note 4).
In connection with financing arrangements for certain unconsolidated joint ventures, the Company provided customary non-recourse carve-out guaranties. The Company believes that the likelihood of making any payments under the guaranties is remote, and has not accrued for a guaranty liability as of March 31, 2013.
In the ordinary course of business, the Company may be involved in litigation which may result in legal costs and liability that could have a material effect on the Company’s financial position and results of operations. At March 31, 2013, the Company was not involved in any litigation.
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
In March 2012, the Company entered into the SFR rentals segment by making the first of its series of investments into the single-family homes rental platform. Although management had determined the SFR rentals to be a separate operating segment, it did not meet the quantitative thresholds established by GAAP to be considered a reportable segment as of March 31, 2012.
The operating results for each of the reportable operating segments and reconciling items are summarized as follows:

(In thousands)	Real Estate Debt Investments	Single-Family Residential Rentals	Amounts Not Allocated to Segments	Total
Three Months Ended March 31, 2013
Income:
Equity in income (loss) of unconsolidated joint ventures	$22,886	$(1,084)	$—	$21,802
Interest income	11,261	—	151	11,412
Other income from affiliates	371	—	—	371
Total income	34,518	(1,084)	151	33,585
Expenses:
Management fees	—	—	6,370	6,370
Investment expenses	500	—	108	608
Interest expense	1,447	—	908	2,355
Administrative expenses	—	—	1,843	1,843
Total expenses	1,947	—	9,229	11,176
Other loss, net	(63)	—	—	(63)
Income (loss) before income taxes	32,508	(1,084)	(9,078)	22,346
Income tax provision	—	—	352	352
Net income (loss)	32,508	(1,084)	(9,430)	21,994
Net income attributable to noncontrolling interests	2,587	—	—	2,587
Net income (loss) attributable to Colony Financial, Inc.	$29,921	$(1,084)	$(9,430)	$19,407
The net investments in each of the reportable operating segments are summarized as follows:

(In thousands)	March 31, 2013	December 31, 2012
Assets:
Real estate debt investments	$1,216,683	$1,009,944
Single-family residential rentals	367,137	251,501
Other assets not allocated to segments	85,366	174,122
Total consolidated assets	$1,669,186	$1,435,567

17. Subsequent Events
On April 10, 2013, the Company issued $200 million of its 5.00% Convertible Senior Notes due on April 15, 2023 (the "Convertible Notes"). The Convertible Notes were sold to the underwriters at a discount of 3%, resulting in net proceeds of approximately $194 million to the Company. The Convertible Notes bear interest at a rate equal to 5.00% per annum payable semiannually in arrears on April 15 and October 15 of each year, beginning on October 15, 2013.
In April 2013, ColFin London Funding, LLC and ColFin Metro Funding, LLC obtained financing secured by loans held by those ventures. The Company received distributions of $42.7 million, representing its share of the net financing proceeds. The Company provided customary non-recourse carve-out guaranties in connection with the financing.
On May 2, 2013, Colony American Homes, Inc., the general partner and majority interest holder of CAH OP, announced that it has filed a registration statement on Form S-11 with the U.S. Securities and Exchange Commission for a proposed initial public offering of its shares of common stock.
On May 6, 2013, the Company funded $68 million of its existing capital commitment to CAH OP pursuant to a capital call.
In May 2013, the Company committed to originate a $175 million mezzanine loan on a large portfolio of select-service, extended-stay and full-service hotels in the United States.

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
The following discussion should be read in conjunction with our unaudited consolidated financial statements and the accompanying notes thereto, which are included in Item 1 of this Report, as well as the information contained in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2012, which is accessible on the Securities and Exchange Commission’s (the “SEC”) website at www.sec.gov.
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
While forward-looking statements reflect our good faith beliefs, assumptions and expectations, they are not guarantees of future performance. Furthermore, we disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. We caution investors not to place undue reliance on these forward-looking statements and urge you to carefully review the disclosures we make concerning risks in sections entitled “Risk Factors,” “Forward-Looking Statements,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10-K.
Overview
We are an externally managed real estate investment and finance company that was organized in June 2009 primarily to acquire, originate and manage a diversified portfolio of real estate-related debt and equity investments at attractive risk-adjusted returns. Our investment portfolio and target assets are primarily composed of interests in: (i) secondary loans acquired at a discount to par; (ii) new originations; and (iii) equity in single-family homes to be held for investment and rented to tenants. Secondary debt purchases may include performing, sub-performing or non-performing loans (including loan-to-own strategies). We invest in single-family homes through our investment in CAH Operating Partnership, L.P. ("CAH OP," formerly known as CSFR Operating Partnership, L.P.), which is externally managed by an affiliate of our Manager. See “Business—Our Target Assets” in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2012 for additional information about our target assets.
We are organized and conduct our operations to qualify as a real estate investment trust ("REIT"), and generally are not subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our taxable income to stockholders and maintain qualification as a REIT, although we are subject to U.S. federal income tax on income earned through our taxable subsidiaries. We also operate our business in a manner that will permit us to maintain our exemption from registration as an investment company under the Investment Company Act of 1940, as amended (the "1940 Act").
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
We also may pursue other real estate-related special situation investments including commercial real estate-backed securities ("CMBS"), sale/leasebacks, triple net lease investments and minority equity interests in banks. Our investments are diversified across a wide spectrum of commercial real estate property types – office, industrial, retail, multifamily, hospitality and single-family residential – and geographically, with investments across the United States and Europe.
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
Our Investment Guidelines
In March 2013, we amended the terms of our investment guidelines described in "Business—Our Investment Guidelines” of our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2012.
Pursuant to the terms of the amended investment guidelines, any investment of our capital of up to $10 million requires the approval of our chief executive officer; any investment in excess of $10 million but less than $150 million requires the approval of our Investment Committee; and any investment greater than or equal to $150 million requires the approval of our board of directors.
Segments
We operate in two reportable segments: real estate debt investments and single-family residential (“SFR”) rentals. The real estate debt investments segment includes our investments in originated and acquired commercial real estate debt, real estate acquired in settlement of loans, mortgage-backed securities, and other debt-related investments. The SFR rental segment represents our investment in CAH OP. Prior to 2012, our operating activities were exclusively within the real estate debt investments segment. For operating and financial information about segments, see Note 16 to our consolidated financial statements included in this Report and “—Results of Operations.”
Recent Developments
Investment Activities
The following are highlights of our investment activities during the first quarter of 2013:

•	Invested or committed $231 million in six new real estate debt-related investments;

•	Increased our commitment to CAH OP by $295 million, bringing our total committed capital to CAH OP to $550 million, of which $120 million was funded during the period;

•	Continued to resolve loans within our loan portfolios;

•
Fully defeased the purchase money notes on two of our loan portfolios acquired from the Federal Deposit Insurance Corporation (the "FDIC"). We have fully paid off or defeased the purchase money notes on five out of eight FDIC loan portfolios;

•	Completed the sale of 281,352 shares of common stock of First Republic Bank.
See “—Our Investments” and “—Results of Operations” for more detailed information about our recent investment activities and financial results.
Financing Activities
During the first quarter of 2013, we completed an offering of 11,500,000 shares of our common stock at a price of $20.20 per share for net proceeds of approximately $232 million. See “—Liquidity and Capital Resources—Equity Offering” for more detailed information.

In April 2013, we issued $200 million principal amount of 5% Convertible Senior Notes (the "Convertible Notes") due April 15, 2023, at a discount of 3% to the underwriters, resulting in net proceeds to us of approximately $194 million. See “—Liquidity and Capital Resources—Convertible Debt” for more detailed information.
Our Investments
The following tables summarize the carrying and fair values of our investment portfolio by our target asset type, shown net of investment-specific financing and amounts attributable to noncontrolling interests. Fair values presented below have been determined in accordance with accounting principles generally accepted in the United States of America ("GAAP"), assuming we had elected the fair value option for all of our financial assets. Many of our investments have been structured as joint ventures with one or more private investment funds or other investment vehicles managed by Colony Capital or its affiliates (each a “Co-Investment Fund”) and are held through unconsolidated joint ventures. For more information about our investment allocation agreement and conflicts of interest that may arise in connection with these co-investments, see “Business—Co-Investment Funds” and “Risk Factors—Risks Related to Our Management and Our Relationship with Our Manager” in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2012.

	March 31, 2013
(Amounts in thousands)	Carrying Value		Fair Value
Target Asset Type	Amount	Percentage of Portfolio	Amount	Percentage of Portfolio
Acquisitions:
Single loans—first mortgages	$110,238	8%	$111,848	8%
Single loans—subordinated debt (1)	35,388	3%	37,000	3%
FDIC loan portfolios	126,569	9%	146,823	10%
Other loan portfolios	184,932	13%	195,500	13%
CMBS/bonds	48,231	4%	48,710	3%
German non-performing loan portfolios	26,491	2%	33,400	2%
Equity via debt (2)	44,522	3%	52,400	4%
Total acquisitions	576,371	42%	625,681	43%
Originations:
Senior & whole mortgage loans	228,024	16%	228,336	16%
Subordinated debt (1)	207,075	15%	209,898	14%
Total originations	435,099	31%	438,234	30%
Other real estate debt-related investments (3)	20,304	1%	20,344	1%
Single-family residential rentals	367,137	26%	384,000	26%
Total investments	$1,398,911	100%	$1,468,259	100%

	December 31, 2012
(Amounts in thousands)	Carrying Value		Fair Value
Target Asset Type	Amount	Percentage of Portfolio	Amount	Percentage of Portfolio
Acquisitions:
Single loans—first mortgages	$87,277	8%	$89,239	8%
Single loans—subordinated debt (1)	35,150	3%	36,700	3%
FDIC loan portfolios	128,474	12%	143,070	13%
Other loan portfolios	188,952	18%	198,959	17%
CMBS/bonds	55,360	5%	58,564	5%
German non-performing loan portfolios	29,359	3%	35,934	3%
Equity via debt (2)	47,742	4%	53,600	5%
Total acquisitions	572,314	53%	616,066	54%
Originations:
Senior & whole mortgage loans	62,906	6%	63,440	6%
Subordinated debt (1)	172,082	16%	172,812	15%
Total originations	234,988	22%	236,252	21%
Other real estate debt-related investments (3)	23,217	2%	23,650	2%
Single-family residential rentals	251,501	23%	262,000	23%
Total investments	$1,082,020	100%	$1,137,968	100%

(1)	Subordinated debt includes B-notes, mezzanine loans, and preferred equity.

(2)
Equity via debt includes real estate or equity interests obtained through foreclosures or deed-in-lieu of foreclosure on the collateral on target assets originally acquired or originated as debt instruments.

(3)	Other investments include equity securities obtained in full or partial resolution of debt and our investment in shares of common stock of First Republic Bank.

Additional details and recent developments about our individual investments are provided in the following table and discussion:

(Amounts in millions)		Original Invested and Committed Equity(1)	Balance at March 31, 2013
Our Investments	Date of Initial Investment		Investment(2)	Company's Proportionate Share of Current UPB(3)	Company's Proportionate Share of Real Estate(3)	Investment Description/ Portfolio Status at March 31, 2013
Single-Family Residential Rentals	Mar-12	$550.0	$367.1	$—	$285.8	Investment in CAH OP, an investment vehicle created for the purpose of acquiring and renting single-family homes
Lifestyle Athletic Club Mortgage Participation	Mar-13	130.8	123.1	123.4	—	First mortgage loan origination secured by 11 lifestyle athletic clubs located in California
Centro Mezzanine Loans	Jun-11	60.0	60.0	60.0	—	Participation in mezzanine loans secured by equity interests in 107 retail centers located in 27 states
One Court Square Preferred Equity	Jul-12	44.6	46.9	—	—	Preferred equity investment in an entity that acquired a Class A office tower located in Long Island City, New York
CRE FDIC Portfolio	Aug-11	33.4	38.7	67.5	3.7	519 performing and non-performing loans acquired in a structured transaction with the FDIC, secured mostly by commercial real estate, and 22 real estate owned ("REO") properties
Extended Stay Mezzanine B&C Loans	Dec-12	37.5	37.8	37.5	—	Performing originated mezzanine loan to Extended Stay Hotels, which includes a 664 hotel portfolio

(Amounts in millions)		Original Invested and Committed Equity(1)	Balance at March 31, 2013
Our Investments	Date of Initial Investment		Investment(2)	Company's Proportionate Share of Current UPB(3)	Company's Proportionate Share of Real Estate(3)	Investment Description/ Portfolio Status at March 31, 2013
Bulls Loan Portfolio	Jun-11	65.1	37.6	74.9	1.5	439 performing and non-performing acquired loans consisting of substantially all first mortgage recourse commercial real estate loans and 5 REO properties
Project London Loan Portfolio	Sep-12	36.6	37.4	49.5	—	7 performing and non-performing acquired loans secured by commercial real estate
DB FDIC Portfolio	Jan-10	34.7	37.0	56.9	9.3	555 performing and non-performing loans acquired in a structured transaction with the FDIC, secured mostly by commercial real estate and 119 REO properties
Luxury Destination Club Recourse Loan II	May-12	34.3	34.7	100.5	—	First mortgage loan collateralized by 257 high-end units at 26 resorts in the US and various international destinations
Multifamily Portfolio Preferred Equity	Mar-13	34.3	34.4	—	—	Preferred equity investment in an entity that acquired a multifamily portfolio composed of approximately 2,200 units located in Georgia and Texas
Metro Loan Portfolio	Dec-12	35.3	33.9	44.5	—	79 performing and non-performing acquired loans secured by commercial real estate
U.S. Life Insurance Loan Portfolio	Dec-09	49.7	32.9	42.2	—	16 performing acquired first mortgages secured by commercial real estate
Hotel Portfolio	Apr-10	23.9	29.3	—	73.7	Equity interests in and senior mezzanine loan receivable from entities owning a portfolio of 103 limited service hotels
Multifamily Tax-Exempt Bonds	Jun-11	27.9	28.5	27.9	—	Senior interest in tax-exempt bonds secured by a multifamily residential property located in Atlanta, GA
Luxury Destination Club Recourse Loan I	Sep-11	45.8	27.0	27.2	—	Performing first mortgage secured by 41 properties located primarily in Manhattan, NY and Maui
German Loan Portfolio IV	Jul-11	30.0	24.5	99.0	4.2	2 non-performing commercial real estate loans and 1 REO property
Ashford Notes	Feb-12	24.5	24.4	25.0	—	Two most junior mortgage participation interests secured by five full-service hotels
Florida Retail First Mortgage	Feb-13	23.2	23.4	29.4	—	Acquired performing senior mortgage loan secured by a retail property in Florida
Boca Raton Multifamily Land Loan	Jan-13	19.6	20.2	20.2		Originated first mortgage loan secured by a multifamily development parcel located in Florida
Midwest Loan Portfolio	Nov-12	18.8	18.8	34.2	—	60 performing and non-performing acquired loans primarily secured by commercial real estate
Class A Manhattan Office Loan Participation	Mar-10	15.0	17.8	22.0	—	First mortgage pari-passu participation interest secured by Class A midtown Manhattan office building
Phoenix Corporate Tower Loan	Dec-12	16.4	16.1	27.0	—	Sub-performing first mortgage acquired loan secured by a high-rise office tower located in Phoenix, AZ
ADC FDIC Portfolio II	Dec-12	15.6	15.6	53.5	0.4	469 performing and non-performing loans acquired in a structured transaction with the FDIC, mostly secured by commercial real estate and 5 REO properties
Southern California Land Loan	May-11	13.4	15.3	14.9	—	First mortgage loan secured by a Southern California master planned development and equity participation rights
California Master Planned Communities	May-12	15.9	15.3	—	—	Equity interests acquired through deed-in-lieu in two partially developed master planned communities located in California

(Amounts in millions)		Original Invested and Committed Equity(1)	Balance at March 31, 2013
Our Investments	Date of Initial Investment		Investment(2)	Company's Proportionate Share of Current UPB(3)	Company's Proportionate Share of Real Estate(3)	Investment Description/ Portfolio Status at March 31, 2013
West Village Loan	Mar-10	9.9	13.3	12.7	—	Recourse loan secured by first liens on two Manhattan townhomes, second liens on two Upstate New York residences and a photography catalogue
Barclays FDIC Portfolio	Jul-10	10.3	13.2	19.5	0.9	970 performing and non-performing loans acquired in a structured transaction with the FDIC, mostly secured by commercial real estate, and 42 REO properties
First Republic Bank	Jun-10	24.0	12.9	—	—	Shares of common stock in First Republic Bank, a publicly-traded commercial bank
BOW Loan Portfolio	Dec-11	14.5	12.7	18.4	7.2	42 performing and non-performing acquired loans secured mostly by commercial real estate and 6 REO properties
MF5 CMBS	Feb-12	25.0	11.8	15.9	0.1	60% participation interests in 208 performing and non-performing first mortgage loans and 1 REO property
Spanish REOC/Colonial Loan	Nov-09	12.5	11.7	11.5	—	Syndicated senior secured loan to a Spanish commercial real estate company
Manhattan Landmark Buildings Loan	Mar-11	29.1	11.0	11.0	—	Performing first mortgage B-note secured by two landmark properties in Manhattan
New England Hotel Portfolio Mezzanine Loan	May-12	13.7	10.8	10.8	—	Performing originated mezzanine loan cross-collateralized by a portfolio of select-service hotels
Florida Residential Development Loan	Jan-13	9.9	10.3	11.2	—	Originated first mortgage bridge loan secured by a waterfront residential development parcel located in Florida
BAMO Loan Portfolio	Jun-12	9.3	10.0	17.2	0.1	22 performing and non-performing acquired loans secured mostly by commercial real estate and 1 REO property
Other Investments	various	122.2	83.5	145.3	1.2	17 investments, each with less than $10 million of current investment balance
Total		$1,716.7	$1,398.9	$1,310.7	$388.1

(1)
Amounts include our share of transaction costs and working capital and are net of loan origination fees as of the date of each respective investment except for our committed equity in CAH OP, which is presented as of March 31, 2013.

(2)
Amounts represent the carrying value of our investment at March 31, 2013, net of investment-specific financing and amounts attributable to noncontrolling interests. Amounts reflect our investments and our share of income less amounts distributed and realized since the inception of the investment.

(3)
Amounts reflect our share of the unpaid principal balance (“UPB”) of each loan or loan portfolio or our share of real estate assets based upon our economic interest in each investment, unadjusted for any investment-specific financing, net of amounts attributable to noncontrolling interests as of March 31, 2013.

•
Single-Family Residential Rentals. During the three months ended March 31, 2013, we committed another $295 million of capital to CAH OP, for an aggregate $550 million of capital commitments to CAH OP, of which we funded $120 million during the period. As of March 31, 2013, the Company had unfunded commitments of $175 million, of which $68 million was funded on May 6, 2013. The remaining unfunded commitments may be called by the general partner of CAH OP in its discretion.

At March 31, 2013, CAH OP owned 8,236 rental homes located in eight states across the United States with an aggregate cost basis of approximately $1.1 billion, including CAH OP's equity interest in a joint venture with Fannie Mae which owns 1,177 homes. As of April 21, 2013, CAH OP owned over 9,500 homes. The following table provides an overview of the portfolio at March 31, 2013:

Market	Number of Homes (1)	Estimated Total Cost Basis (in millions) (2)	Average Cost Per Home (in thousands)	Average Home Size (Square Feet)	Estimated Average Cost Per Square Foot	Average Monthly Rent for Leased Properties	Average Age in Years
Properties wholly-owned by CAH OP:
Arizona	838	$94	$112	1,555	$72	$965	25
California	2,035	506	249	1,688	147	1,745	40
Colorado	278	39	141	1,685	83	1,314	39
Delaware	2	1	131	1,550	84	n/a	61
Florida	603	97	161	1,838	87	1,767	22
Georgia	1,848	204	110	1,906	58	1,083	23
Nevada	405	59	146	1,761	83	1,214	15
Texas	1,050	120	115	1,775	65	1,267	11
	7,059	$1,120	$159	1,760	$90	$1,277	26
Jointly-owned properties (3)	1,177
	8,236

(1)
Represents total housing units, which are leased separately from any other housing units. No property with a single deed has more than four housing units, and less than 2% of our wholly owned properties have more than one housing unit.

(2)	Includes acquisition costs and actual and estimated renovation costs of approximately $20,000 per home.

(3)	Jointly-owned properties are owned through a joint venture with Fannie Mae in which CAH OP was admitted as a managing member for an aggregate payment of $35.5 million.
On May 2, 2013, Colony American Homes, Inc., the general partner and majority interest holder of CAH OP, announced that it has filed a registration statement on Form S-11 with the U.S. Securities and Exchange Commission for a proposed initial public offering of its shares of common stock.

•
Lifestyle Athletic Club Mortgage Participation. In March 2013, we participated in a recently originated $375 million first mortgage loan secured by 11 upscale athletic clubs located in California. The loan bears an 8.0% fixed interest rate with a 25-year amortization schedule and has a five year term. The loan may be increased to $400 million based on the achievement of certain performance metrics by the borrower. Our share of the fully funded loan will be $132 million.

•
Multifamily Portfolio Preferred Equity. In March 2013, we invested $34 million in a joint venture with a minority unaffiliated investor that funded $41 million of participating preferred equity in a newly formed entity that acquired a multifamily portfolio composed of approximately 2,200 units in the Atlanta and Dallas/Fort Worth metropolitan areas. The sponsor funded $14 million of common equity at closing. The preferred equity provides a 12% preferred return, 1% issuance fee and a 30% profit participation after the joint venture and the sponsor have each attained a 12% internal rate of return. The joint venture may fund an additional $34 million to fund moderate renovations and future acquisitions, which we would approve at our sole discretion. Our share of this participating preferred equity investment is 83%.

•
Florida Retail First Mortgage. In February 2013, we invested $23 million in a joint venture with Co-Investment Funds that acquired a performing $59 million senior mortgage loan secured by a retail asset in Florida. The loan was acquired for $46 million, or 78% of the unpaid principal balance. The loan bears a 6.0% fixed interest rate with a 30-year amortization schedule and matures in May 2021. The current yield is approximately 9% based on purchase price. Our share of this investment is 50%.

•
Boca Raton Multifamily Land Loan. In January 2013, we invested $20 million in a joint venture with a Co-Investment Fund and a strategic partner that funded a $41 million first mortgage loan secured by a 7 acre multifamily development parcel located in Florida. The loan bears an interest rate of 12%, of which 3.5% may be paid in-kind, and is subject to a 1.5% origination fee and a 1% exit fee. The initial term of the loan is three years. Our share of the investment is 49.5%.

•
First Republic Bank. During the three months ended March 31, 2013, we sold 281,352 shares of common stock in First Republic Bank for combined net cash proceeds of $10.2 million, and realized a combined gain of $4.2 million. In May 2013, we sold an additional 78,326 shares of common stock in First Republic Bank for net cash proceeds of approximately$3 million. After giving effect to the May 2013 sale, we have sold approximately 84% of our original 1,600,000 shares acquired in June 2010, for cumulative proceeds of $41.8 million, or 1.7 times our original invested amount of $24 million. We hold our investment in First Republic Bank common stock through our interest in ColFin FRB Investor, LLC, a joint venture with certain Co-Investment Funds. After the May 2013 sale, we own 256,254 shares of common stock, or an approximate 0.2% indirect interest, in First Republic Bank.

•
MF5 CMBS. In February 2012, we invested $25 million in a joint venture with certain Co-Investment Funds that acquired the most senior bond and the interest-only certificate in a CMBS trust. The senior bond has a coupon of 5.1% and is secured by approximately 270 first mortgage loans (of which 89% were performing) collateralized primarily by multifamily properties. The aggregate purchase price for the senior bond and interest-only certificate was approximately $226.1 million, representing a discount of 27.4% to par value of the senior bond. In February 2013, the joint venture completed a desecuritization of the CMBS trust and sold a 40% participation interest in each of the assets previously held in the trust and recognized a gain on sale of $25.8 million. Our share of the gain, based on our 11% interest in the joint venture, was $2.8 million.

•
Florida Residential Development Loan. In January 2013, we invested $10 million in a joint venture with a Co-Investment Fund that originated a $22 million first mortgage loan secured by a waterfront development parcel located in Florida. The loan bears an interest rate of 14%, of which 4.5% may be paid in-kind, with a 1% origination fee and a 1% exit fee. Additionally, upon certain performance metrics being achieved, we have the unilateral option to convert our position into subordinated development financing. The initial term of the loan is two years, plus two 6-month extensions. Our share of this investment is 50%.

•
Marin County Mixed-Use Development Loan. In March 2013, we invested $10 million (with a future funding obligation of $3.4 million) in a joint venture with a Co-Investment Fund that originated a $26.8 million loan for the land acquisition and predevelopment costs for a mixed use development in San Rafael, CA. We and the Co-Investment Fund funded $20 million at closing for the acquisition and will fund the remaining $6.8 million upon completion of various items. The loan bears an interest rate of 10.0% current and 5.0% paid in-kind, with a 1.0% origination fee, and matures in March 2018. Our share of this investment is 50%. This loan is included in Other Investments in the table above.

•
Luther Loan Portfolio. In April 2013, we invested $27 million in a joint venture with certain Co-Investment Funds that acquired a portfolio of loans secured by commercial real estate. The portfolio included 52 loans, of which 83% were performing at acquisition, with an aggregate UPB of approximately $72.3 million. The aggregate purchase price for the portfolio was approximately $54 million, representing 75% of the portfolio's UPB. Our share of this investment is 50%.

•
WLH Land Acquisition and Sale.  We indirectly own approximately 2.4 million shares of Class A common stock of William Lyon Homes (“WLH”), which we acquired in connection with the sale of residential lots to WLH in June 2012. On May 6, 2013, WLH announced that it has launched its initial public offering at a price of $22 to $24 per share, after giving effect to a 1-for-8.25 share reverse stock split to occur upon pricing of the offering. After giving effect to the proposed reverse stock split, we will indirectly own approximately 291,000 shares of WLH Class A common stock at a cost basis of $8.66 per share.

Some of the loans in our investment portfolio are in the process of being restructured or may otherwise be under credit watch or at risk. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. If we determine that it is probable that we will not be able to collect all amounts according to the terms of a particular loan agreement, we could be required to recognize an impairment charge or a loss on the loan. If our assumptions regarding, among other things, the present value of expected future cash flows or the value of the collateral securing our loans are incorrect or general economic and financial conditions cause a significant number of borrowers to become unable to make payments under their loans, we could be required to recognize significant impairment charges, which could result in a material reduction in earnings and distributions in the period in which the loans are determined to be impaired. For the three months ended March 31, 2013, we did not recognize impairment on any of our investments.
Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. There have been no material changes to our critical accounting policies or those of our unconsolidated joint ventures since the filing of our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2012.
Recent Accounting Updates
Recent accounting updates are included in Note 2 to our consolidated financial statements in Item 1 of this Report.
Results of Operations—Comparison of Three Months Ended March 31, 2013 and 2012
In general, period-over-period increases in our results of operations reflect our ongoing investment activities and capital-raising efforts. At March 31, 2013, we had 53 active investments representing $1.4 billion of invested capital, including our investment in CAH OP, compared to 37 investments and $0.7 billion at March 31, 2012. Due to the overall growth and increased number of investments in nearly every category, the results of operations presented below for each period are not directly comparable and are not necessarily indicative of future financial condition or results of operations.
We currently operate in two reportable segments: real estate debt investments and SFR rentals. The real estate debt investments segment includes our investments in originated and acquired commercial real estate debt, real estate acquired in settlement of loans, mortgage-backed securities, and other debt-related investments. The SFR rental segment represents our investment in CAH OP. Prior to 2012, our operating activities were exclusively within the real estate debt investments segment.

Income from Our Investments
Our primary source of income is our real estate debt investments, which we hold either directly or through our investments in unconsolidated joint ventures. We have been continually investing in our target assets throughout 2012 and 2013, and therefore, income from some investments may reflect less than a full quarter’s results of operations. See the table and discussion in “—Our Investments” for additional information about specific investments.
Income (loss) from our investments by type of investment is summarized below. We have recently re-categorized some of our investments and created additional categories within real estate debt investments. Certain amounts for the three months ended March 31, 2012 have been reclassified to conform to the current period presentation:

	Three Months Ended March 31, 2013
(In thousands)	Income (Loss)	Expenses, Other (Income) Loss and Income Tax Provision	Net Income Attributable to Noncontrolling Interests	Amounts Attributable to Colony Financial, Inc.
Amounts allocated to investment segments:
Real estate debt investments
Acquisitions:
Single loans—first mortgages	$6,654	$1,362	$1,504	$3,788
Single loans—subordinated debt (1)	1,551	—	196	1,355
FDIC loan portfolios	3,569	370	—	3,199
Other loan portfolios	5,186	—	—	5,186
CMBS/bonds	4,109	71	11	4,027
German non-performing loan portfolios	520	(5)	—	525
Equity via debt (2)	(1,087)	—	—	(1,087)
Total acquisitions	20,502	1,798	1,711	16,993
Originations:
Senior & whole mortgage loans	3,792	1	368	3,423
Subordinated debt (1)	5,987	211	508	5,268
Total originations	9,779	212	876	8,691
Other investments (3)	4,237	—	—	4,237
Total real estate debt investments	34,518	2,010	2,587	29,921
Single-family residential rentals	(1,084)	—	—	(1,084)
Total investments	33,434	2,010	2,587	28,837
Amounts not allocated to investment segments	151	9,581	—	(9,430)
	$33,585	$11,591	$2,587	$19,407

	Three Months Ended March 31, 2012
(In thousands)	Income (Loss)	Expenses, Other (Income) Loss and Income Tax Provision	Net Income Attributable to Noncontrolling Interests	Amounts Attributable to Colony Financial, Inc.
Amounts allocated to investment segments:
Real estate debt investments
Acquisitions:
Single loans—first mortgages	$1,953	$3	$295	$1,655
Single loans—subordinated debt (1)	195	—	—	195
FDIC loan portfolios	3,391	436	—	2,955
Other loan portfolios	4,163	—	—	4,163
CMBS/bonds	1,079	183	11	885
German non-performing loan portfolios	708	51	—	657
Equity via debt (2)	(550)	12	—	(562)
Total acquisitions	10,939	685	306	9,948
Originations:
Senior & whole mortgage loans	4,635	2	—	4,633
Subordinated debt (1)	3,037	187	3	2,847
Total originations	7,672	189	3	7,480
Other investments (3)	3,204	—	—	3,204
Total real estate debt investments	21,815	874	309	20,632
Amounts not allocated to investment segments	2	8,166	—	(8,164)
	$21,817	$9,040	$309	$12,468

(1)	Subordinated debt includes B-notes, mezzanine loans, and preferred equity.

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
Income from Real Estate Debt Investments
Income from acquired first mortgage loans for the three months ended March 31, 2013 increased $2.1 million, or 129%, compared to the three months ended March 31, 2012. The increase primarily reflects income from the Luxury Destination Club Recourse Loan II acquired in May 2012. The increase is partially offset by the reclassification of the Manhattan Landmark Buildings Loan as subordinated debt subsequent to the sale of an A-note in April 2012. Expenses on acquired first mortgage loans for the three months ended March 31, 2013 include interest expense and servicing costs on Luxury Destination Club Recourse Loan II. We obtained seller-provided financing for the May 2012 loan acquisition, which incurs contractual interest as well as amortization of deferred financing costs. All contractual interest due for the term of the financing was pre-funded by the borrower.
Income from acquired subordinated debt for the three months ended March 31, 2013 increased $1.2 million, or 595%, compared to the three months ended March 31, 2012. The increase primarily reflects a full quarter's effect from the Ashford Notes acquired during the first quarter of 2012 and Manhattan Landmark Buildings Loan B-note retained subsequent to the A-note sale in April 2012.
Income from the FDIC loan portfolios for the three months ended March 31, 2013 increased $0.2 million, or 8%, compared to the three months ended March 31, 2012. The increase primarily reflects income from the ADC FDIC Portfolio II acquired in December 2012. Two of our FDIC portfolios acquired in late 2010 are managed by asset management companies that are wholly-owned by us. We charge a fee of 50 basis points on each portfolio’s UPB per annum, payable monthly. Asset management fee income and cost reimbursements of $0.4 million and $0.6 million for the three months ended March 31, 2013 and 2012, respectively, are included in income from FDIC loan portfolios. The asset management companies reimburse an affiliate of the Manager for allocations of compensation, overhead and direct asset management costs incurred by the affiliate.

For each of the three months ended March 31, 2013 and 2012, such allocations amounted to $0.4 million, and are included in expenses on FDIC loan portfolios.
Our acquired other loan portfolios include the U.S. Life Insurance, Bulls, BOW, Project London, Metro and Midwest Loan Portfolios, among others. Income from our acquired other loan portfolios increased $1.0 million, or 25%, from the three months ended March 31, 2012 to the three months ended March 31, 2013. Approximately $2.3 million of the net increase is from four loan portfolios acquired subsequent to March 31, 2012, offset by a combined $1.3 million decrease on four existing loan portfolios due to continual loan resolutions.
Income from CMBS/bonds for the three months ended March 31, 2013 reflects income from the MF5 CMBS acquired in February 2012 and includes a $2.8 million gain recognized from the sale of 40% participation interests in the underlying loans following desecuritization of the trust in February 2013.
Income from German non-performing loan portfolios for the three months ended March 31, 2013 decreased slightly by $0.1 million, or 20%, compared to the three months ended March 31, 2012. This decrease is primarily the result of one non-performing loan portfolio that was fully resolved in December 2012.
Loss from the equity via debt investment category increased $0.5 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, primarily due to lower earnings and revenues during the re-branding of hotels and rehabilitation of rooms in our Hotel Portfolio. We also incurred a $0.2 million loss for our share of holding and maintenance costs on the California Master Planned Communities acquired in May 2012.
Income from originated senior and whole mortgage loans for the three months ended March 31, 2013 decreased $1.2 million, or 26%, compared to the three months ended March 31, 2012. The decrease primarily reflects the payoff of WLH Secured Loan in November 2012 and reduced income from the Luxury Destination Club Recourse Loan I after a 40% assignment to noncontrolling interests in May 2012. The decreases are partially offset by income generated from new originations including Hearthstone ADC Loan, Florida Residential Development Loan, Lifestyle Athletic Club Mortgage Participation and Boca Raton Multifamily Land Loan, all originated after March 31, 2012.
Income from originated subordinated debt for the three months ended March 31, 2013 increased $2.4 million, or 85%, compared to the three months ended March 31, 2012. The increase primarily reflects income from new originations including One Court Square Preferred Equity originated in July 2012 and New England Hotel Portfolio Mezzanine Loan originated in May 2012, among others. Expenses include interest expense on our 2100 Grand investment, a B-note interest retained on a first mortgage loan secured by an office building in El Segundo, CA. The A-note participation sold to a third party in December 2010 represents a financing transaction. We recognized $0.2 million of interest expense for each of the three months ended March 31, 2013 and 2012.
Income from other real estate debt investments for the three months ended March 31, 2013 includes a $4.2 million gain from the sale of 281,352 shares of common stock in First Republic Bank. Income from other real estate debt investments for the three months ended March 31, 2012 reflects $3.5 million gain recognized from the sale of 366,418 shares of common stock in First Republic Bank, offset by $1.1 million loss from the sale of a previously originated secured loan.
Certain investments individually generated greater than 10% of our total income for the periods presented. For the three months ended March 31, 2013, Luxury Destination Club Recourse Loan I and II, which share the same corporate guarantor, generated 19% of total income. After deducting investment-specific interest and other expenses, and amounts attributable to noncontrolling interests, Luxury Destination Club Recourse Loan I and II represent 16% of our net income attributable to stockholders. For the three months ended March 31, 2013 and 2012, our investment in First Republic Bank generated 13% and 19% of our total income, respectively, primarily resulting from gains on sales of First Republic Bank common stock.
Loss from Single-Family Residential Rentals
Our investment in single-family residential rentals through CAH OP generated a loss of $1.1 million during the three months ended March 31, 2013, of which approximately $1.0 million represents our share of depreciation expense. While renovation, leasing and property management efforts continue, management is aggressively building the size and scale of the portfolio. As of March 31, 2013, CAH OP owned 8,236 homes in eight states and the current occupancy of homes owned for 180 days or longer was 86% while the overall portfolio occupancy was 49%. Since the business has not achieved optimal scale in its target markets and continues to build its portfolio, current quarter results are not indicative of a stabilized portfolio and reflects operating and administrative expenses that are disproportionate to the revenues generated from properties.

Amounts Not Allocated to Investments
Certain non-investment-specific income and expense amounts not allocated to segments are summarized below.

	Three Months Ended March 31,
(in thousands)	2013	2012
Interest income from cash	$151	$2

Expenses:
Management fees	$6,370	$4,520
Unconsummated deal expenses	108	208
Interest expense	908	1,320
Administrative expense	1,843	1,754
Income tax provision	352	364
Total expenses	$9,581	$8,166
•Management Fees—Management fees include the following:

	Three Months Ended March 31,
(in thousands)	2013	2012
Base management fees	$5,252	$2,351
Share-based compensation	1,118	1,756
Incentive fees	—	413
	$6,370	$4,520
Base management fees have increased by approximately $2.9 million from the three months ended March 31, 2012 to three months ended March 31, 2013 due to an increase in our fee base, as defined in our management agreement with the Manager, and is largely dependent upon net proceeds from equity offerings. The increase resulted from one preferred stock offering and three common stock offerings since March 31, 2012, with combined net proceeds of approximately $708.3 million. Share-based compensation for both periods represent expense recognized on restricted shares awarded to our Manager, certain of our executive officers and certain employees of our Manager and its affiliates in 2012. Share-based compensation for the three months ended March 31, 2013 reflects the amortization of estimated fair value of unvested shares, which we remeasure on a quarterly basis. Share-based compensation for the three months ended March 31, 2012 reflects the fair value of vested shares at the end of the period. Based upon the vesting schedule of shares awarded and the fair value as of each measurement date, share-based compensation could fluctuate significantly. Incentive fees are based upon our Core Earnings, further described at “—Non-GAAP Supplemental Financial Measure: Core Earnings,” and are payable to our Manager in shares of our common stock. We did not meet the Core Earnings threshold for an incentive fee accrual for the three months ended March 31, 2013.

•
Interest Expense—For the three months ended March 31, 2013 and 2012, we incurred non-segment interest expense of $0.9 million and $1.3 million, respectively, primarily on our credit facility. Interest expense for the first quarter of 2012 related to our credit facility was higher due to higher average outstanding borrowings to temporarily finance our investment activities during the period, whereas we had no borrowings during the first quarter of 2013. We do not attribute borrowings on our credit facility to specific investments.

•	Administrative Expenses—Administrative expenses are summarized below:

	Three Months Ended March 31,
(In thousands)	2013	2012
Reimbursements to Colony Capital:
Compensation pursuant to secondment agreement	$308	$297
Allocated overhead and direct administrative expenses	353	294
Total reimbursements to Colony Capital	661	591
Professional fees	773	658
Other	409	505
	$1,843	$1,754
Total administrative expenses for the three months ended March 31, 2013 increased $89,000, or 5%, compared to the first quarter of 2012. The slight increase is primarily due to an increase in professional fees, mainly tax consulting services. The increase was offset by a small decrease in share-based compensation based upon the vesting schedule.

•
Income Tax Provision—Our TRSs, which directly or indirectly hold certain of our investments, are subject to corporate level federal, state, foreign and local income taxes. For each of the three months ended March 31, 2013 and 2012, we incurred income tax expense of $0.4 million. The income tax provision for the first quarter of 2013 primarily reflects current income taxes due on loan resolutions in the Cushman ADC FDIC Portfolio, Bulls Loan Portfolio and BOW Loan Portfolio, and from the operations of our TRSs and asset management companies. The current taxes are partially offset by a net deferred tax benefit resulting from temporary differences related to income recognition for those same investments. The income tax provision for the first quarter of 2012 reflects current income taxes payable on the operations of our TRSs and a deferred tax liability resulting from temporary differences related to income recognition for our Bow Loan Portfolio and Cushman ADC FDIC Portfolio.

Information About Our Real Estate Debt Portfolio
The following tables summarize certain characteristics of the loans and beneficial interests in securities held by the Company and the joint ventures and our proportionate share:

	March 31, 2013
($ in thousands)	Total Portfolio		Company’s Proportionate Share
Collateral Type	Unpaid Principal Balance	Amortized Cost	Unpaid Principal Balance	Amortized Cost	% of Amortized Cost	Weighted Average Coupon	Current Interest Yield on Cost	Weighted Average Maturity in Years
Originated performing loans
Retail	$60,000	$60,000	$60,000	$60,000	6.6%	9.8%	9.8%	3.3
Office	20,182	20,150	19,981	19,948	2.2%	8.0%	8.0%	2.7
Hospitality	133,285	132,570	82,936	82,506	9.1%	11.4%	11.5%	5.0
Other commercial	129,417	128,511	126,430	125,525	13.9%	8.1%	8.2%	4.7
Residential	75,635	74,850	31,470	31,163	3.5%	13.2%	13.4%	3.7
Land	93,081	90,649	46,337	45,123	5.0%	12.5%	13.0%	2.6
Total originated performing loans	511,600	506,730	367,154	364,265	40.3%	10.1%	10.2%	4.1
Acquired loans and beneficial interests in bonds
Performing:
Retail	463,236	332,231	120,646	92,194	10.2%	5.7%	7.5%	4.9
Office	299,697	206,645	76,220	51,859	5.7%	5.3%	8.2%	4.7
Industrial	238,434	178,398	48,291	35,769	4.0%	6.2%	8.6%	7.2
Hospitality	294,093	242,782	136,636	115,800	12.8%	8.6%	10.3%	1.6
Multifamily	364,702	284,850	88,129	75,549	8.4%	4.8%	5.6%	9.3
Other commercial	339,599	220,866	41,730	27,619	3.1%	9.8%	14.1%	3.1
Residential	50,491	24,893	7,371	4,076	0.5%	5.4%	9.9%	7.8
Land	153,446	64,829	16,525	6,585	0.7%	5.8%	14.4%	1.7
Total acquired performing	2,203,698	1,555,494	535,548	409,451	45.4%	6.6%	8.7%	4.8
Non-performing:
Retail	304,655	140,161	46,241	22,128	2.4%
Office	409,410	102,401	111,293	23,978	2.7%
Industrial	169,754	79,460	33,573	16,718	1.9%
Hospitality	66,567	34,053	7,719	3,716	0.4%
Multifamily	185,095	85,387	41,157	18,202	2.0%
Other commercial	380,996	130,469	53,520	17,539	1.9%
Residential	173,152	55,916	27,617	11,171	1.2%
Land	839,849	164,109	78,822	15,891	1.8%
Total acquired non-performing	2,529,478	791,956	399,942	129,343	14.3%
Total acquired loans	4,733,176	2,347,450	935,490	538,794	59.7%
Total portfolio	$5,244,776	$2,854,180	$1,302,644	$903,059	100.0%

	December 31, 2012
($ in thousands)	Total Portfolio		Company’s Proportionate Share
Collateral Type	Unpaid Principal Balance	Amortized Cost	Unpaid Principal Balance	Amortized Cost	% of Amortized Cost	Weighted Average Coupon	Current Interest Yield on Cost	Weighted Average Maturity in Years
Originated performing loans
Retail	$60,000	$60,000	$60,000	$60,000	8.1%	9.8%	9.8%	3.5
Office	20,258	20,223	20,056	20,021	2.7%	8.0%	8.0%	2.9
Hospitality	133,285	132,515	82,937	82,472	11.2%	11.4%	11.5%	5.3
Other commercial	6,109	6,109	3,054	3,054	0.4%	12.2%	12.2%	1.8
Residential	82,196	79,840	34,960	33,860	4.6%	12.2%	12.8%	3.3
Total originated performing loans	301,848	298,687	201,007	199,407	27.0%	10.7%	10.9%	4.1
Acquired loans and beneficial interests in bonds
Performing:
Retail	415,149	293,227	92,534	69,409	9.4%	5.7%	7.6%	4.0
Office	307,008	211,378	77,266	52,032	7.1%	5.4%	8.3%	4.9
Industrial	244,140	182,908	49,032	36,085	4.9%	6.3%	8.7%	7.2
Hospitality	300,291	247,002	139,883	118,080	16.0%	8.6%	10.3%	1.9
Multifamily	478,674	370,053	104,569	87,722	11.9%	5.0%	6.0%	10.9
Other commercial	358,800	233,877	43,971	28,872	3.9%	9.6%	13.9%	3.3
Residential	58,077	28,128	8,881	4,781	0.6%	5.6%	10.3%	7.6
Land	159,611	67,642	17,228	6,968	0.9%	5.6%	14.3%	1.8
Total acquired performing	2,321,750	1,634,215	533,364	403,949	54.7%	6.6%	8.9%	5.1
Non-performing:
Retail	322,592	145,863	50,130	23,371	3.1%
Office	422,423	106,487	114,910	24,724	3.4%
Industrial	181,647	86,819	35,338	17,946	2.4%
Hospitality	74,334	40,046	9,159	4,902	0.7%
Multifamily	200,119	91,772	41,704	17,618	2.4%
Other commercial	401,434	138,128	55,406	18,189	2.5%
Residential	182,411	58,319	29,431	11,847	1.6%
Land	856,417	164,897	80,024	15,953	2.2%
Total acquired non-performing	2,641,377	832,331	416,102	134,550	18.3%
Total acquired loans	4,963,127	2,466,546	949,466	538,499	73.0%
Total portfolio	$5,264,975	$2,765,233	$1,150,473	$737,906	100.0%

As of March 31, 2013, the Company’s and the joint ventures’ performing loan portfolio comprised fixed rate loans bearing interest rates ranging from 1.0% to 21.0% (weighted average of 7.4%) with an aggregate UPB of $1.65 billion and variable rate loans bearing interest rates ranging from 1.2% to 18.0% (weighted average of 6.2%) with an aggregate UPB of $1.1 billion. Maturity dates of performing loans range from April 2013 to December 2040. Scheduled maturities based on UPB of performing loans as of March 31, 2013 are as follows:

(In thousands)
One year or less	$663,430
Greater than one year and less than five years	1,368,782
Greater than or equal to five years	683,086
Total	$2,715,298

Liquidity and Capital Resources
Our current primary uses of liquidity are to fund:

•	acquisitions of our target assets and related ongoing commitments;

•	our operations, including overhead costs and the management fee to our Manager;

•	distributions to our stockholders; and

•	principal and interest payments on our borrowings, including interest obligation on our recently issued convertible debt.
Our current primary sources of liquidity are:

•	cash on hand;

•	our credit facility;

•	cash flow generated from our investments, both from operations and return of capital;

•	proceeds from full or partial realization of investments;

•	investment-level financing; and

•	proceeds from public or private equity and debt offerings.

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
Contractual Obligations and Commitments
We have contractual obligations to make future payments on our credit facility, including unused commitment fees, and secured financing related to Luxury Destination Club Recourse Loan II. There have been no material changes in our contractual obligations as described in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2012.
Pursuant to the operating agreements of some of our unconsolidated joint ventures and our subscription agreements with CAH OP, we may be required to fund additional amounts for future investments, unfunded lending commitments, ordinary operating costs, guaranties or commitments of the joint ventures. Our share of those commitments as of March 31, 2013 was $189.5 million, including $175 million to CAH OP. In May 2013, we funded $68 million of our existing capital commitment to CAH OP pursuant to a capital call by CAH OP's general partner.
At March 31, 2013, we had unfunded lending commitments of $8.25 million for the Lifestyle Athletic Club Mortgage Participation.
Off-Balance Sheet Arrangements
Several of our unconsolidated joint ventures have financing that is not reflected on our balance sheet. See "—Investment-Level Financing" for additional information.
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
Common Stock—Our board of directors declared the following dividends in 2013:

Quarter Ended	Dividends Declared per Share	Date Paid
March 31, 2013	$0.35	April 15, 2013
Preferred Stock—We are required to make quarterly cash distributions on the 10,080,000 shares of 8.5% Series A Preferred Stock outstanding. The aggregate quarterly amount of $5.4 million, or $0.53125 per share, is payable on or about the 15th of each January, April, July and October.

Cash and Cash Flows
As of May 7, 2013, we had approximately $221.8 million of cash on hand.
The following table summarizes our cash flow activity for the periods presented:

	Three Months Ended March 31,
(In thousands)	2013	2012
Net cash provided by operating activities	$26,929	$14,570
Net cash used in investing activities	(319,933)	(40,750)
Net cash provided by financing activities	204,879	60,057
Operating Activities
For the three months ended March 31, 2013, cash flows from operating activities increased $12.4 million, or 85%, compared to the three months ended March 31, 2012. The increase reflects the substantial increase in the number of investments in our portfolio. Cash flows from operating activities are primarily distributions of earnings from unconsolidated joint ventures and interest received from our investments in loans, partially offset by payment of operating expenses.
Investing Activities
Net cash used in investing activities for both periods presented reflect our investing activity. Cash outlays for our contributions to unconsolidated joint ventures and for investments in loans during the periods are partially offset by distributions of capital from unconsolidated joint ventures resulting from principal repayments, loan resolutions and financing activities. Cash provided by investing activities also includes principal repayments of loans receivable. We invested approximately $226.3 million and $56.3 million, primarily in new investments, during the three months ended March 31, 2013 and 2012, respectively. We also invested an additional $120 million in our existing single-family homes rental platform during the three months ended March 31, 2013.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2013 reflects net proceeds of approximately $232.3 million from our common stock offering in January 2013 and contributions from noncontrolling interests of $6.9 million related to Multifamily Portfolio Preferred Equity. These amounts were offset by $26.4 million payment of dividends, $5.0 million of repayments on secured financing, and $2.6 million distributions to noncontrolling interests. Net cash provided by financing activities for the three months ended March 31, 2012 related primarily to the net proceeds of $140.4 million from our preferred stock offering. The cash inflows were offset by $11.1 million payment of dividends and net repayments of $69 million on our credit facility.
Cash from Investments
Our investments generate cash, either from operations or as a return of our invested capital. We receive monthly or quarterly distributions from some of our unconsolidated joint ventures from earnings, principal receipts or capital transactions such as financing transactions or full or partial loan sales. We also receive interest and principal on our loans held for investment. As loans reach their maturity we may receive all or a portion of the outstanding principal balance. Certain loans held for investment require minimum principal payments, including partial paydowns of principal in the event of a sale of the underlying collateral. We may also, from time to time, fully or partially realize our investments through sale and expect to continue to resolve loans in our loan pools to generate cash, particularly those in acquired credit-distressed portfolios. We may also pursue opportunities to sell whole or partial positions in our originated loan investments or obtain financing (see “—Investment-Level Financing” and "—Leverage Policies") to generate cash and improve the return on our investments.
For the three months ended March 31, 2013, our investments generated $60.4 million of cash from various sources as follows:

•
Acquired loans—We received approximately $42.8 million from our acquired single loans and loan portfolios from various sources, such as interest and fees, loan sales and principal receipts including payoffs, and distributed $1.7 million of this amount to noncontrolling interests. Approximately $21.3 million of cash received was capital in nature. The major contributors to capital returned were $10.4 million from MF5 CMBS from the partial sale of participation interest, $1.8 million from the Bulls Loan Portfolio from loan resolutions and $4.9 million of principal receipts on the Luxury Destination Club Recourse Loan II.

•
Originated loans—We received approximately $6.6 million from our originated loans and distributed $0.9 million to noncontrolling interests. Most of the cash generated from originated loans consists of current interest and required principal payments received.

•	Other real estate investments—We received approximately $10.3 million from the sale of 281,352 shares of common stock of First Republic Bank.

•	Single-family residential rentals—We received approximately $3.3 million from our investments in the single-family residential rentals, which was entirely a return of capital.
 Credit Facility
Our credit facility provides liquidity with which to finance investments in our target assets and for general corporate purposes. Our credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and certain lenders, provides a credit facility in the initial maximum principal amount of $175 million which may be increased to $250 million, subject to certain conditions, including each lender or substitute lender agreeing to provide commitments for such increased amount.
The maximum amount available to borrow under the Credit Agreement is the lesser of (a) 3.5 times our annualized consolidated cash income (as defined in the Credit Agreement) and (b) 40% of the aggregate book value of all investment assets that at such time contribute positive cash income to the calculation of annualized consolidated cash income (“contributing investment assets”). As of May 7, 2013, the maximum amount available for borrowing was $175 million, none of which had been drawn.
The Credit Agreement contains covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. At March 31, 2013, we were in compliance with all debt covenants and we expect to continue to meet all financial and reporting requirements. However, in the event of an economic slow-down, volatility in the credit markets, and rising cost of capital, there is no certainty that we will be able to continue to meet all of the covenant requirements. The following table summarizes the key financial covenants and our actual results as of and for the three months ended March 31, 2013:

		Actual Level
($ in thousands)	Covenant Level	March 31, 2013
Financial covenant as defined in the Credit Agreement:
Consolidated Tangible Net Worth	Minimum $1,163,870	$1,450,470
Consolidated Fixed Charge Coverage Ratio	Minimum 2.25 to 1.0	4.25 to 1.0
Consolidated Leverage Ratio	Maximum 0.5 to 1.0	0.08 to 1.0
Liquidity	Minimum $5,000	$257,074
Total Facility Permitted Borrowings	Maximum $175,000	$—

In April 2013, we and certain of our subsidiaries entered into an amendment to the Credit Agreement, which modified a provision of the Credit Agreement restricting our ability to create or incur certain types of indebtedness by excepting from such provision the issuance of the Convertible Notes.

Investment-Level Financing
The structured transactions with the FDIC were consummated in part with leverage provided by the FDIC with zero-coupon financing and terms ranging from two to seven years. As of March 31, 2013, five of the eight FDIC portfolios had fully repaid or defeased the purchase money notes and are making distributions to investors. The notes are not guaranteed by the managing member entities in which we have ownership interests and are non-recourse to us. In addition to FDIC financing, we have various forms of investment-level financing on several of our investments, including Bulls Loan Portfolio, Project London Loan Portfolio, Metro Loan Portfolio, Hotel Portfolio and Luxury Destination Club Recourse Loan II. The Hotel Portfolio we acquired through foreclosure is subject to an existing mortgage loan.
We may attempt to secure other investment-level financing in the future, if available, including term loans, securitizations, warehouse facilities, repurchase agreements and the issuance of debt and equity securities. We also expect to continue to invest in a number of our assets through co-investments with other investment vehicles managed by affiliates of our Manager and/or other third parties, which may allow us to pool capital to access larger transactions and diversify investment exposure.
Convertible Debt
In April 2013, we completed a sale of $200 million principal amount of 5% Convertible Notes due on April 15, 2023 to underwriters at a discount of 3%. The net offering proceeds, after deducting underwriting discounts and commissions and offering costs payable by us, were approximately $193.7 million. These Convertible Notes bear interest at 5% per annum which is payable semiannually in arrears on April 15 and October 15 of each year, beginning on October 15, 2013. The holders of the

Convertible Notes may convert their Convertible Notes into shares of our common stock, at their option, subject to certain limitations as described in the indenture, at the applicable conversion rate in effect on the conversion date prior to the maturity date. The conversion rate is initially set to equal 42.3819 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to a conversion price of approximately $23.60 per share of common stock which represents a 10% conversion premium to the stock price on the record date), subject to adjustment upon the occurrence of certain events. We may redeem the Convertible Notes at our option at any time on or after April 22, 2020 if the last reported sale price of our common stock has been at least 130% of the conversion price of the Convertible Notes for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption, at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest. We will use the proceeds of the Convertible Notes offering to acquire our target assets and for operations.
Equity Offering
In January 2013, we completed a sale of 11,500,000 shares of our common stock to underwriters at a price of $20.20 per share. The net offering proceeds, after deducting underwriting discounts and commissions and offering costs payable by us, were approximately $232.3 million. We invested a portion of the proceeds in CAH OP and the remainder to acquire our target assets and for our operations.
We may in the future offer and sell various types of equity and debt securities under our current shelf registration statement filed with the SEC. These securities may be issued from time to time at our discretion based on our needs and depending upon market conditions and available pricing.
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
Portions of adjustments to GAAP net income to reconcile to Core Earnings represent our proportionate share of such items incurred by our unconsolidated joint ventures. A reconciliation of our GAAP net income attributable to common stockholders to Core Earnings is presented below:

	Three Months Ended March 31,
(In thousands)	2013	2012
GAAP net income attributable to common stockholders	$14,052	$12,092
Adjustments to GAAP net income to reconcile to Core Earnings:
Noncash equity compensation expense	1,187	1,916
Incentive fee	—	413
Depreciation expense	1,835	850
Net unrealized (gain) loss on derivatives	(27)	180
Core Earnings	$17,047	$15,451

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
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
Credit Risk
Our joint venture investments and loans receivable are subject to a high degree of credit risk. Credit risk is the exposure to loss from loan defaults. Default rates are subject to a wide variety of factors, including, but not limited to, borrower financial condition, property performance, property management, supply/demand factors, construction trends, consumer behavior, regional economics, interest rates, the strength of the U.S. economy, and other factors beyond our control. All loans are subject to a certain probability of default. We manage credit risk through the underwriting process, acquiring our investments at the appropriate discount to face value, if any, and establishing loss assumptions. We also carefully monitor the performance of the loans, including those held by the joint ventures, as well as external factors that may affect their value. For more information, see “—Risk Management.”
Interest Rate and Credit Curve Spread Risk
Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Credit curve spread risk is highly sensitive to the dynamics of the markets for commercial real estate loans and securities we hold. Excessive supply of these assets combined with reduced demand will cause the market to require a higher yield. This demand for higher yield will cause the market to use a higher spread over the U.S. Treasury securities yield curve, or other benchmark interest rates, to value these assets. The majority of the performing loans held by our unconsolidated joint ventures are fixed rate loans. As U.S. Treasury securities are priced to a higher yield and/or the spread to U.S. Treasuries used to price the assets increases, the price at which the joint ventures could sell some of the assets may decline. Conversely, as U.S. Treasury securities are priced to a lower yield and/or the spread to U.S. Treasuries used to price the assets decreases, the value of the loan portfolios may increase. In addition, fluctuations in LIBOR rates may affect the amount of interest expense we incur in connection with borrowings under our credit facility, which, based on our current debt ratio, incur interest expense at a per annum rate equal to the sum of, at our election, the one, two, three, six, or twelve-month LIBOR plus 3.5%. As of March 31, 2013, the Company had no outstanding borrowings.
We utilize a variety of financial instruments on some of our investments, including interest rate swaps, caps, floors and other interest rate exchange contracts, in order to limit the effects of fluctuations in interest rates on our operations. The use of these types of derivatives to hedge interest-earning assets and/or interest-bearing liabilities carries certain risks, including the risk that losses on a hedge position will reduce the funds available for distribution and that such losses may exceed the amount invested in such instruments. A hedge may not perform its intended purpose of offsetting losses of rising interest rates. Moreover, with respect to certain of the instruments used as hedges, we are exposed to the risk that the counterparties with which we trade may cease making markets and quoting prices in such instruments, which may render us unable to enter into an offsetting transaction with respect to an open position. If we anticipate that the income from any such hedging transaction will not be qualifying income for REIT income purposes, we may conduct all or part of our hedging activities through a to-be-formed corporate subsidiary that is fully subject to federal corporate income taxation. Our profitability may be adversely affected during any period as a result of changing interest rates.
Currency Risk
We have foreign currency rate exposures related to our equity investments in joint ventures which hold certain commercial real estate loan investments in Europe. Our sole currency exposure is to the Euro. Changes in currency rates can adversely affect the fair values and earnings of our non-U.S. holdings. As of March 31, 2013, we had approximately €29.8 million, or $38.2 million, in European investments. Net tax-effected accumulated foreign exchange loss on the European investments was approximately $4.1 million, or $3.0 million after hedge gain. A 1% change in the exchange rate would result in a $0.4 million increase or decrease in translation gain or loss on our investments in unconsolidated joint ventures. We mitigate this risk by utilizing currency instruments to hedge the capital portion of our foreign currency risk. The type of hedging instrument that we employed on our European investments was a costless collar (buying a protective put while writing an out-of-the-money covered call with a strike price at which the premium received is equal to the premium of the protective put purchased) which involved no initial capital outlay. The puts were structured with strike prices approximately 10% lower than our cost basis in such investments, thereby limiting any Euro related foreign exchange related fluctuations to approximately 10% of the original capital invested in the deal.
At March 31, 2013, we had seven outstanding collars with an aggregate notional amount of €23.9 million. The maturity dates of such instruments approximate the projected dates of related cash flows for specific investments. Termination or maturity of currency hedging instruments may result in an obligation for payment to or from the counterparty to the hedging agreement. We are exposed to credit loss in the event of non-performance by counterparties for these contracts. To manage this risk, we select major international banks and financial institutions as counterparties and perform a quarterly review of the financial health and stability of our trading counterparties. Based on our review as of March 31, 2013, we do not expect any counterparty to default on its obligations.
The following table summarizes the notional amount and fair value of our collars as of March 31, 2013:

(In thousands, except exchange rates)
Hedged Asset	Notional Amount	Cap Range (USD/€)	Floor Range (USD/€)	Expiration Date	Net Fair Value
Investments in German loan portfolios	€16,070	1.428–1.510	1.130–1.290	July 2013–July 2015	$765
Investment in Spanish REOC/Colonial Loan	€7,800	1.380	1.250	December 2014	$141
	€23,870				$906
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

ITEM 4.	Controls and Procedures
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
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2013.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings.
There have been no material changes to the legal proceedings included in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2012.

ITEM 1A.	Risk Factors.
The following is an update to the risk factors included in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2012:
We expect that the trading price of our Convertible Notes will be significantly affected by changes in the market price of our common stock, the interest rate environment and our credit quality, each of which could change substantially at any time.
We expect that the trading price of the Convertible Notes will depend on a variety of factors, including, without limitation, the market price of our common stock, the interest rate environment and our credit quality. Each of these factors may be volatile, and may or may not be within our control.
For example, the trading price of the Convertible Notes will increase with the market price and volatility of our common stock. We cannot, however, predict whether the market price of our common stock will rise or fall or whether the volatility of our common stock will continue at its historical level. In addition, general market conditions, including the level of, and fluctuations in, the market price of stocks generally, may affect the market price and the volatility of our common stock. Moreover, we may or may not choose to take actions that could influence the volatility of our common stock.
Likewise, if interest rates, or expected future interest rates, rise during the term of the notes, the yield of the Convertible Notes will likely decrease, but the value of the convertibility option embedded in the notes will likely increase. Because interest rates and interest rate expectations are influenced by a wide variety of factors, many of which are beyond our control, we cannot assure you that changes in interest rates or interest rate expectations will not adversely affect the trading price of the notes.
Furthermore, the trading price of the Convertible Notes will likely be significantly affected by any change in our credit quality. Because our credit quality is influenced by a variety of factors, some of which are beyond our control, we cannot guarantee that we will maintain or improve our credit quality during the term of the Convertible Notes. In addition, because we may choose to take actions that adversely affect our credit quality, such as incurring additional debt, there can be no guarantee that our credit quality will not decline during the term of the Convertible Notes, which would likely negatively impact the trading price of the Convertible Notes.
The claims of holders of the notes will be structurally subordinated to claims of creditors of our subsidiaries because our subsidiaries will not guarantee the Convertible Notes. In addition, we are a holding company with minimal independent operations. Our ability to repay our debt, including the Convertible Notes, depends on the performance of our subsidiaries and their ability to make distributions to us.
The Convertible Notes are not guaranteed by any of our subsidiaries. Accordingly, none of our subsidiaries is currently, and may not become, obligated to pay any amounts due pursuant to the Convertible Notes, or to make any funds available therefor. Consequently, claims of holders of the Convertible Notes will be structurally subordinated to the claims of creditors and preferred stockholders of these subsidiaries, including trade creditors. As a result, in the event of a bankruptcy, liquidation or reorganization of any of our subsidiaries, such subsidiaries will pay the holders of their debt and their trade creditors before they will be able to distribute any of their assets to us.
As a holding company, substantially all of our business is conducted through our subsidiaries, which are separate and distinct legal entities. Therefore, our ability to service our indebtedness, including the Convertible Notes, is dependent on the earnings and the distribution of funds (whether by dividend, distribution or loan) from our subsidiaries. None of our subsidiaries is obligated to make funds available to us for payment on the Convertible Notes. We cannot assure you that the agreements governing the existing and future indebtedness of our subsidiaries will permit our subsidiaries to provide us with sufficient dividends, distributions or loans to fund payments on the notes when due. In addition, any payment of dividends, distributions or loans to us by our subsidiaries could be subject to restrictions on dividends or repatriation of earnings under applicable local law and monetary transfer restrictions in the jurisdictions in which our subsidiaries operate.
If we incur substantial additional debt, these higher levels of debt may affect our ability to pay the principal of and interest on the Convertible Notes.

We and our subsidiaries may be able to incur substantial additional debt in the future, some of which may be secured debt. Neither the base indenture nor the supplemental indenture governing the Convertible Notes restricts our ability to incur additional indebtedness or require us to maintain financial ratios or specified levels of net worth or liquidity. If we incur substantial additional indebtedness in the future, these higher levels of indebtedness may affect our ability to pay the principal of and interest on the Convertible Notes, or any fundamental change purchase price, and our creditworthiness generally.
We and our subsidiaries are, and may in the future become, parties to agreements and instruments, which, among other things, may contain financial and other restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests. For example, under the terms of our revolving credit facility, we are required to satisfy certain financial covenants, including among others, a minimum consolidated fixed charge coverage ratio of 2.25 to 1.0; a maximum consolidated leverage ratio of 0.5 to 1.0, minimum liquidity not less than $5,000,000; and a minimum consolidated tangible net worth greater than or equal to the sum of (i) $682,000,000 and (ii) 80% of net cash proceeds received by us from issuances or sales of equity interests of the Company occurring after July 31, 2012. Our failure to comply with those covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all of our debt. Additionally, if an event of default exists under the documents governing our revolving credit facility, we are restricted, in certain circumstances, from making any distributions in respect of our equity securities, including distributions to our stockholders necessary to maintain our qualification as a REIT, which could cause us to lose our REIT qualification and become subject to U.S. federal income tax.
Servicing the Convertible Notes requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our debt.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Convertible Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
Recent regulatory actions may adversely affect the trading price and liquidity of the Convertible Notes.
We expect that many investors in, and potential purchasers of, the Convertible Notes will employ, or seek to employ, a convertible arbitrage strategy with respect to the Convertible Notes. Investors would typically implement this strategy by selling short the common stock underlying the Convertible Notes and dynamically adjusting their short position while they hold the Convertible Notes. Investors may also implement this strategy by entering into swaps on our common stock in lieu of or in addition to short selling the common stock.
The SEC and other regulatory and self-regulatory authorities have implemented various rules and may adopt additional rules in the future that may impact those engaging in short selling activity involving equity securities (including our common stock), including Rule 201 of SEC Regulation SHO, the Financial Industry Regulatory Authority, Inc.'s “Limit Up-Limit Down” program, market-wide circuit breaker systems that halt trading of securities for certain periods following specific market declines, and rules stemming from the enactment and implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act. Past regulatory actions, including emergency actions or regulations have had a significant impact on the trading prices and liquidity of equity-linked instruments. Any governmental action that similarly restricts the ability of investors in, or potential purchasers of, the Convertible Notes to effect short sales of our common stock or enter into swaps on our common stock could similarly adversely affect the trading price and the liquidity of the Convertible Notes.
In addition, if investors and potential purchasers seeking to employ a convertible arbitrage strategy are unable to borrow or enter into swaps on our common stock, in each case on commercially reasonable terms, the trading price and liquidity of the Convertible Notes may be adversely affected.
We may not have the ability to raise funds necessary to purchase the notes upon a fundamental change.
If a “fundamental change” occurs under the indenture governing the Convertible Notes, holders of the Convertible Notes have the right, at their option, to require us to purchase for cash any or all of their Convertible Notes, or any portion of the principal amount thereof such that the principal amount that remains outstanding of each Convertible Note purchased in part equals $1,000 or an integral multiple of $1,000 in excess thereof. The fundamental change purchase price will equal 100% of the principal amount of the notes to be purchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change purchase date. However, we may not have sufficient funds at the time we are required to purchase the Convertible Notes surrendered therefor and we may not be able to arrange necessary financing on acceptable terms, if at all. In addition, our ability to purchase the Convertible Notes may be limited by law, by regulatory authority or by the agreements governing our other indebtedness outstanding at the time. If we fail to pay the fundamental change purchase price when due, we will be in default under the indenture governing the Convertible Notes. A default under the indenture or the fundamental change itself could also constitute a default under the agreements governing our other existing and future indebtedness which would further restrict our ability to make required payments under the Convertible Notes.
We may issue additional shares of our common stock or instruments convertible into our common stock, including in connection with conversions of Convertible Notes, and thereby materially and adversely affect the price of our common stock, and, in turn, the Convertible Notes.
We are not restricted from issuing additional shares of our common stock or other instruments convertible into our common stock during the life of the Convertible Notes. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. If we issue additional shares of our common stock or instruments convertible into our common stock, it may materially and adversely affect the price of our common stock and, in turn, the price of the Convertible Notes. Furthermore, the conversion or exercise of some or all of the Convertible Notes may dilute the ownership interests of existing stockholders, and any sales in the public market of shares of our common stock issuable upon any such conversion or exercise could adversely affect prevailing market prices of our common stock or the Convertible Notes. In addition, the anticipated issuance and sale of substantial amounts of common stock or the anticipated conversion or exercise of securities into shares of our common stock could depress the price of our common stock.
Holders of Convertible Notes will not be entitled to any rights with respect to our common stock, but will be subject to all changes made with respect to our common stock to the extent our conversion obligations include shares of our common stock.
Holders of Convertible Notes will not be entitled to any rights with respect to our common stock (including, without limitation, voting rights and rights to receive any dividends or other distributions on our common stock), until the time at which they become record holders of our common stock upon conversion of the Convertible Notes. For example, if an amendment is proposed to our certificate of incorporation or bylaws requiring stockholder approval and the record date for determining the stockholders of record entitled to vote on the amendment occurs prior to the date a holder of Convertible Notes is deemed to be a record holder of our common stock following a conversion of the Convertible Notes, such holder generally will not be entitled to vote on the amendment, but will nevertheless be subject to any changes affecting our common stock.
Certain provisions in the Convertible Notes and the indenture could delay or prevent an otherwise beneficial takeover or takeover attempt of us and, therefore, the ability of holders to exercise their rights associated with a potential fundamental change or a make-whole fundamental change.
Certain provisions in the Convertible Notes and the indenture could make it more difficult or more expensive for a third party to acquire us. For example, if an acquisition event constitutes a fundamental change under the indenture governing the Convertible Notes, holders of the Convertible Notes will have the right to require us to purchase their Convertible Notes in cash. In addition, if an acquisition event constitutes a “make-whole fundamental change” under the indenture governing the Convertible Notes, we may be required to increase the conversion rate for holders who convert their Convertible Notes in connection with such make-whole fundamental change. Our obligations under the Convertible Notes and the indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management.
The Convertible Notes may not be rated or may receive a lower rating than anticipated.
We do not intend to seek a rating on the Convertible Notes. However, if one or more rating agencies rates the Convertible Notes and assigns the notes a rating lower than the rating expected by investors, or reduces their rating in the future, the trading price of the Convertible Notes and the market price of our common stock could be harmed.
In addition, the trading price of the Convertible Notes is directly affected by market perceptions of our creditworthiness. Consequently, if a credit ratings agency rates any of our debt in the future or downgrades or withdraws any such rating, or puts us on credit watch, the trading price of the Convertible Notes is likely to decline.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

ITEM 3.	Defaults Upon Senior Securities.
None.

ITEM 4.	Mine Safety Disclosures.
Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits.

Exhibit Number	Description
3.1	Second Amended and Restated Bylaws of Colony Financial, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on March 8, 2013)
4.1	Indenture, dated as of April 10, 2013, between the Company and the Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on April 10, 2013)
4.2
First Supplemental Indenture to the Indenture dated as of April 10, 2013 between the Company and the Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed on April 10, 2013)

10.1
Second Amended and Restated Management Agreement, dated as of March 6, 2013, by and among Colony
Financial, Inc., Colony Financial TRS, LLC and Colony Financial Manager, LLC (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on March 8, 2013)

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
Financial statements from the Quarterly Report on Form 10-Q of Colony Financial, Inc. for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Equity, (5) Consolidated Statements of Cash Flows and (6) Notes to Consolidated Financial Statements

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
Dated: May 9, 2013

COLONY FINANCIAL, INC.

By:	/S/ RICHARD B. SALTZMAN
Richard B. Saltzman
Chief Executive Officer and President

By:	/s/ DARREN J. TANGEN
Darren J. Tangen
Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)