Form 10-Q
period 2013-06-30
Colony Financial, Inc.
filed 2013-08-09
CIK 1467076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
As of August 7, 2013, 66,349,618 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding.

COLONY FINANCIAL, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements.
COLONY FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash	$20,100	$170,199
Investments in unconsolidated joint ventures	1,251,878	877,081
Loans held for investment, net	755,034	333,569
Loan held for sale	32,780	—
Beneficial interests in debt securities, available-for-sale, at fair value	31,192	32,055
Other assets	24,117	22,663
Total assets	$2,115,101	$1,435,567
LIABILITIES AND EQUITY
Liabilities:
Line of credit	$89,000	$—
Secured financing	84,093	108,167
Accrued and other liabilities	9,137	12,944
Due to affiliates	6,201	4,984
Dividends payable	28,339	26,442
Convertible senior notes	200,000	—
Total liabilities	416,770	152,537
Commitments and contingencies (Note 16)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value, 8.5% Series A Cumulative Redeemable Perpetual, liquidation preference of $25 per share, 50,000,000 shares authorized, 10,080,000 shares issued and outstanding	101	101
Common stock, $0.01 par value, 450,000,000 shares authorized, 65,669,962 and 53,091,623 shares issued and outstanding, respectively	657	531
Additional paid-in capital	1,480,744	1,222,682
Distributions in excess of retained earnings	(16,413)	(5,167)
Accumulated other comprehensive income	7,160	5,184
Total stockholders’ equity	1,472,249	1,223,331
Noncontrolling interests	226,082	59,699
Total equity	1,698,331	1,283,030
Total liabilities and equity	$2,115,101	$1,435,567
The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Income
Equity in income of unconsolidated joint ventures	$22,992	$15,994	$44,794	$31,435
Interest income	17,455	9,051	28,867	14,877
Other income from affiliates	317	569	688	1,119
Total income	40,764	25,614	74,349	47,431
Expenses
Management fees (including $987, $608, $2,105 and $2,364 of share-based compensation, respectively)	6,422	3,944	12,792	8,464
Investment expenses (including $386, $470, $728 and $914 reimbursable to affiliates, respectively)	542	1,091	1,150	1,771
Interest expense	4,816	1,829	7,171	3,323
Administrative expenses (including $775, $583, $1,436 and $1,174 reimbursable to affiliates, respectively)	1,736	1,478	3,579	3,232
Total expenses	13,516	8,342	24,692	16,790
Realized gain on payoff of loan receivable	3,560	—	3,560	—
Other gain (loss), net	196	(276)	133	(504)
Income before income taxes	31,004	16,996	53,350	30,137
Income tax provision	242	441	594	805
Net income	30,762	16,555	52,756	29,332
Net income attributable to noncontrolling interests	5,111	1,454	7,698	1,763
Net income attributable to Colony Financial, Inc.	25,651	15,101	45,058	27,569
Preferred dividends	5,355	3,082	10,710	3,458
Net income attributable to common stockholders	$20,296	$12,019	$34,348	$24,111
Net income per common share:
Basic	$0.31	$0.36	$0.54	$0.73
Diluted	$0.31	$0.36	$0.54	$0.73
Weighted average number of common shares outstanding:
Basic	64,384,000	32,745,500	63,212,100	32,696,100
Diluted	71,928,900	32,806,900	63,212,100	32,731,400
Dividends declared per common share	$0.35	$0.35	$0.70	$0.69
The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$30,762	$16,555	$52,756	$29,332
Other comprehensive income, net of tax:
Equity in other comprehensive (loss) income of unconsolidated joint ventures, net	(1,765)	534	2,834	254
Unrealized (loss) gain on beneficial interests in debt securities	(602)	538	(534)	228
Net change in fair value of derivative instruments designated as hedges	(259)	943	180	223
Net foreign currency translation adjustments	550	(1,134)	(469)	(745)
Other comprehensive (loss) income	(2,076)	881	2,011	(40)
Comprehensive income	28,686	17,436	54,767	29,292
Comprehensive income attributable to noncontrolling interests	5,116	1,471	7,733	1,771
Comprehensive income attributable to stockholders	$23,570	$15,965	$47,034	$27,521
The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share and per share data)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained (Distributions in Excess of) Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2011	—	$—	32,624,889	$326	$599,470	$5,510	$(2,330)	$602,976	$10,514	$613,490
Net income	—	—	—	—	—	27,569	—	27,569	1,763	29,332
Other comprehensive income (loss)	—	—	—	—	—	—	(48)	(48)	8	(40)
Issuance of 8.5% Series A Cumulative Redeemable Perpetual Preferred Stock	5,800,000	58	—	—	144,942	—	—	145,000	—	145,000
Underwriting and offering costs	—	—	—	—	(4,937)	—	—	(4,937)	—	(4,937)
Issuance of common stock for incentive fees	—	—	8,777	—	150	—	—	150	—	150
Share-based payments	—	—	481,999	5	2,604	—	—	2,609	—	2,609
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	36,376	36,376
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(7,641)	(7,641)
Preferred stock dividends declared	—	—	—	—	—	(3,971)	—	(3,971)	—	(3,971)
Common stock dividends declared ($0.69 per share)	—	—	—	—	—	(22,848)	—	(22,848)	—	(22,848)
Balance at June 30, 2012	5,800,000	$58	33,115,665	$331	$742,229	$6,260	$(2,378)	$746,500	$41,020	$787,520

Balance at December 31, 2012	10,080,000	$101	53,091,623	$531	$1,222,682	$(5,167)	$5,184	$1,223,331	$59,699	$1,283,030
Net income	—	—	—	—	—	45,058	—	45,058	7,698	52,756
Other comprehensive income	—	—	—	—	—	—	1,976	1,976	35	2,011
Common stock offerings	—	—	12,572,002	126	256,356	—	—	256,482	—	256,482
Underwriting and offering costs	—	—	—	—	(540)	—	—	(540)	—	(540)
Share-based payments	—	—	6,337	—	2,246	—	—	2,246	—	2,246
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	164,772	164,772
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(6,122)	(6,122)
Preferred stock dividends declared	—	—	—	—	—	(10,710)	—	(10,710)	—	(10,710)
Common stock dividends declared ($0.70 per share)	—	—	—	—	—	(45,594)	—	(45,594)	—	(45,594)
Balance at June 30, 2013	10,080,000	$101	65,669,962	$657	$1,480,744	$(16,413)	$7,160	$1,472,249	$226,082	$1,698,331
The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash Flows from Operating Activities
Net income	$52,756	$29,332
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discount and net origination fees on purchased and originated loans	(2,820)	(989)
Paid in-kind interest added to loan principal	(218)	(414)
Amortization of deferred financing costs	1,580	873
Equity in income of unconsolidated joint ventures	(44,794)	(31,435)
Distributions of income from unconsolidated joint ventures	51,663	30,702
Share-based payments	2,246	2,759
Realized gain on payoff of loan receivable	(3,560)	—
Changes in operating assets and liabilities:
Increase in other assets	(4,294)	(2,331)
Increase (decrease) in accrued and other liabilities	4,807	(284)
Increase in due to affiliates	1,217	776
Other adjustments, net	204	685
Net cash provided by operating activities	58,787	29,674
Cash Flows from Investing Activities
Contributions to unconsolidated joint ventures	(486,461)	(172,250)
Distributions from unconsolidated joint ventures	107,142	62,620
Investments in purchased loans receivable, net of seller financing	—	(56,427)
Repayments of principal on loans receivable	34,721	3,237
Net disbursements on originated loans	(482,368)	—
Proceeds from sales of loans receivable	—	30,159
Investment deposits	—	(1,825)
Other investing activities, net	170	(29)
Net cash used in investing activities	(826,796)	(134,515)
Cash Flows from Financing Activities
Proceeds from issuance of preferred stock, net	—	140,432
Proceeds from issuance of common stock, net	256,240	—
Dividends paid to preferred stockholders	(10,710)	—
Dividends paid to common stockholders	(43,697)	(22,349)
Line of credit borrowings	123,000	85,000
Line of credit repayments	(34,000)	(121,000)
Secured financing repayments	(24,074)	—
Net proceeds from issuance of convertible senior notes	194,000	—
Contributions from noncontrolling interests	164,772	36,376
Distributions to noncontrolling interests	(6,122)	(7,641)
Other financing activities, net	(1,499)	(1,685)
Net cash provided by financing activities	617,910	109,133
Net (decrease) increase in cash	(150,099)	4,292
Cash, beginning of period	170,199	3,872
Cash, end of period	$20,100	$8,164

COLONY FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$3,355	$2,205
Cash paid for income taxes	$1,115	$2,979
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends payable	$28,339	$15,562
Seller-provided secured financing on purchased loan	$—	$103,524
Interest reserve for seller financing funded by borrower of purchased loan (Note 7)	$—	$9,984
Assignment of loans receivable and related liabilities to investment in unconsolidated joint ventures	$—	$29,427
Deferred financing costs deducted from convertible debt issuance proceeds	$6,000	$—
Offering costs included in accrued and other liabilities	$298	$252

The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)
1. Organization and Basis of Presentation
Colony Financial, Inc. (the “Company”) was organized on June 23, 2009 as a Maryland corporation for the purpose of acquiring, originating and managing commercial mortgages, which may be performing, sub-performing or non-performing loans (including loan-to-own strategies), and other commercial real estate-related debt and equity investments. The Company also acquires interests in single-family residential rental properties through its investment in CAH Operating Partnership, L.P. ("CAH OP"). The Company is externally managed and advised by Colony Financial Manager, LLC (the “Manager”), a wholly-owned subsidiary of Colony Capital, LLC ("Colony Capital"), a privately held global real estate investment firm. The Company elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code commencing with its first taxable year ended December 31, 2009.
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
Real Estate Impairment
The Company evaluates its investments in real estate for impairment periodically or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company evaluates cash flows and determines impairments on an individual property basis. In making this determination, the Company reviews, among other things, current and estimated future cash flows associated with each property, market information for each sub-market, including, where applicable, competition levels, foreclosure levels, leasing trends, occupancy trends, lease or room rates, and the market prices of similar properties recently sold or currently being offered for sale, and other quantitative and qualitative factors. If an impairment indicator exists, the Company compares the expected future undiscounted cash flows to the carrying amount of the asset to evaluate whether the carrying value is recoverable. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, the Company would record an impairment loss for the difference between the estimated fair value and the carrying amount of the asset.
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
Diluted earnings per common share is computed by dividing income allocated to common stockholders by the weighted average common shares outstanding plus the dilutive effect of share-based payments and the assumed conversion of convertible notes to common shares.
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
The Company’s investments in unconsolidated joint ventures are summarized below:

(Amounts in thousands)		Ownership Percentage at June 30, 2013		Carrying Value
Joint Ventures	Investment Status at June 30, 2013			June 30, 2013	December 31, 2012
CAH Operating Partnership, L.P.	Investment in CAH OP, an investment vehicle created for the purpose of acquiring and renting single-family homes	24.3%	(1)	$536,936	$251,501
Portfolio 8 Investors, LLC	Preferred equity investment in an entity that acquired a multifamily portfolio composed of approximately 3,700 units located in Georgia, Florida and Texas	75.0%	(2)	65,740	—
ColFin Court Square Funding, LLC	Preferred equity investment in an entity that acquired a Class A office tower located in Long Island City, New York	50.0%		47,596	46,188
ColFin 2011 CRE Holdco, LLC and Colony AMC 2011 CRE, LLC	475 performing and non-performing loans acquired in a structured transaction with the Federal Deposit Insurance Corporation ("FDIC"), secured mostly by commercial real estate, and 21 real estate owned ("REO") properties	44.4%		39,839	38,220
ColFin Bulls Funding A, LLC and ColFin Bulls Funding B, LLC	412 performing and non-performing acquired loans consisting of substantially all first mortgage recourse commercial real estate loans and 8 REO properties	32.5%		34,982	39,662
ColFin DB Guarantor, LLC and Colony AMC DB, LLC	509 performing and non-performing loans acquired in a structured transaction with the FDIC, secured mostly by commercial real estate and 122 REO properties	33.3%		33,729	39,317
ColFin NW Funding, LLC	16 performing acquired first mortgages secured by commercial real estate	37.9%		33,122	32,676
ColFin JIH Holdco, LLC, ColFin JIH Mezzco A, LLC and ColFin JIH Opco, LLC	Equity interests in and senior mezzanine loan receivable from entities owning a portfolio of 103 limited service hotels	33.3%		30,537	32,320

(Amounts in thousands)		Ownership Percentage at June 30, 2013	Carrying Value
Joint Ventures	Investment Status at June 30, 2013		June 30, 2013	December 31, 2012
ColFin Cal Funding, LLC	43 performing and 9 non-performing acquired first mortgage loans secured by commercial and residential real estate	50.0%	25,845	—
ColFin Hunt Holdco A, LLC and ColFin Hunt Holdco B, LLC	2 non-performing commercial real estate loans and 1 REO property	37.9%	25,156	26,963
ColFin Ash Funding, LLC	2 most junior mortgage participation interests secured by 5 full-service hotels	50.0%	24,363	24,365
ColFin STC Funding, LLC	Performing acquired senior mortgage loan secured by a retail property in Florida	50.0%	23,153	—
ColFin Cal Funding II, LLC	41 performing acquired first mortgage loans secured by commercial and residential real estate	50.0%	22,937	—
ColFin Mizner Funding, LLC	First mortgage loan origination secured by a multifamily development parcel located in Florida	50.0%	20,333	—
ColFin 666 Funding, LLC	First mortgage pari-passu participation interest secured by Class A midtown Manhattan office building	33.3%	18,232	17,595
ColFin London Funding, LLC	7 performing and non-performing acquired loans secured by commercial real estate	50.0%	16,645	37,427
ColFin 2012 CRE ADC Holdco, LLC and Colony AMC 2012 CRE ADC, LLC	430 performing and non-performing loans acquired in a structured transaction with the FDIC, mostly secured by commercial real estate and 5 REO properties	50.0%	16,235	15,370
ColFin PHX Tower Funding, LLC	First mortgage loan acquisition; pursuing foreclosure on a high-rise office tower located in Phoenix, AZ	50.0%	16,070	16,454
ColFin Inland Funding, LLC and ColFin Inland Investor, LLC	First mortgage loan secured by a Southern California master planned development and equity participation rights	50.0%	15,561	15,086
ColFin FCDC Funding, LLC	Equity interests acquired through deed-in-lieu in 2 partially developed master planned communities located in California	50.0%	15,203	15,422
ColFin ALS Funding, LLC	Recourse loan secured by first liens on 2 Manhattan townhomes, second liens on 2 Upstate New York residences and a photography catalogue	33.3%	13,310	12,841
ColFin Metro Funding, LLC	73 performing and non-performing acquired loans secured by commercial real estate	50.0%	12,598	35,274
ColFin Axle Funding, LLC	860 performing and non-performing loans acquired in a structured transaction with the FDIC, mostly secured by commercial real estate, and 52 REO properties	4.5%	12,352	12,805
Colony Funds Sants S.à r.l.	Syndicated senior secured loan to a Spanish commercial real estate company	5.1%	11,933	11,982
ColFin Shadow Funding, LLC and ColFin Shadow Investor, LLC	Senior loan facility origination to finance the development of a master planned residential community located near Austin, TX	50.0%	11,733	—
ColFin SXC Funding, LLC	Performing mezzanine loan origination cross-collateralized by a portfolio of limited-service hotels	50.0%	10,800	10,795
ColFin MF5 Funding, LLC	60% participation interests in 205 performing and non-performing first mortgage loans and 2 REO properties	11.0%	10,714	21,130

(Amounts in thousands)		Ownership Percentage at June 30, 2013	Carrying Value
Joint Ventures	Investment Status at June 30, 2013		June 30, 2013	December 31, 2012
ColFin Marin Funding, LLC	First mortgage loan origination for the land acquisition and pre-development costs of a waterfront mixed-use project located in Northern California	50.0%	10,294	—
ColFin Midwest Funding, LLC	58 performing and non-performing acquired loans primarily secured by commercial real estate	50.0%	10,146	18,635
ColFin Hearthstone Funding, LLC and ColFin Hearthstone Investor, LLC	Senior loan facility secured by a Southern California master planned development and equity participation rights	50.0%	10,004	7,987
Other unconsolidated joint ventures (investments less than $10 million carrying value at June 30, 2013)		10.6% to 50.0%	75,780	97,066
			$1,251,878	$877,081

(1)	Ownership percentage based upon capital funded to date.

(2)
Ownership percentage represents the percentage of capital contributed by the Company as the preferred member in the joint venture alongside its common member; as the preferred member, the Company earns a fixed return on its investment.

The following is a summary of significant developments affecting the joint ventures during the six months ended June 30, 2013:
The Company invested a combined $189.8 million in eight new unconsolidated joint ventures representing five originations and three loan acquisitions. Two investments in unconsolidated joint ventures were fully resolved during the six months ended June 30, 2013.
The Company invested an additional $295 million in CAH OP. To date, the Company has invested $550 million in CAH OP and has no further capital commitments at this time.
Activity in the Company’s investments in unconsolidated joint ventures is summarized below:

(In thousands)
Balance at December 31, 2012	$877,081
Contributions	486,461
Distributions	(158,805)
Equity in net income	44,794
Equity in other comprehensive income	9,903
Equity in realized gain reclassified from accumulated other comprehensive income	(7,069)
Foreign currency translation loss	(487)
Balance at June 30, 2013	$1,251,878

Combined condensed balance sheets and statements of operations for all unconsolidated joint ventures are presented below:
Combined Condensed Balance Sheets of Unconsolidated Joint Ventures

(In thousands)	June 30, 2013	December 31, 2012
Assets:
Cash and cash equivalents	$454,936	$156,704
Loans receivable, net	2,241,237	2,383,748
Investments in real estate	2,554,404	990,105
Debt and equity securities, available-for-sale, at fair value	171,350	247,963
Investments in unconsolidated joint ventures	438,168	436,188
Other assets	320,496	825,804
Total assets	$6,180,591	$5,040,512
Liabilities and Equity:
Debt	$635,977	$1,018,865
Other liabilities	126,673	65,193
Total liabilities	762,650	1,084,058
Owners’ equity	4,498,867	2,997,533
Noncontrolling interests	919,074	958,921
Total liabilities and equity	$6,180,591	$5,040,512
Company’s share of equity	$1,251,878	$877,081
Combined Condensed Statements of Operations of Unconsolidated Joint Ventures

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Income:
Interest income	$93,085	$92,920	$180,013	$184,383
Property operating income	47,361	23,075	76,758	43,825
Equity in income of unconsolidated joint ventures	6,449	10,661	12,727	26,003
Other income	7,911	5,170	12,388	10,237
Total income	154,806	131,826	281,886	264,448
Expenses:
Interest expense	6,732	9,606	10,836	20,760
Property operating expense	33,885	14,347	60,695	29,679
Other expenses	37,284	23,182	61,655	45,292
Total expenses	77,901	47,135	133,186	95,731
Other income:
Realized and unrealized gain on investments, net	51,483	193	107,668	55,953
Net income	128,388	84,884	256,368	224,670
Net income attributable to noncontrolling interests	26,583	14,323	56,035	35,934
Net income attributable to members	$101,805	$70,561	$200,333	$188,736
Company’s equity in net income	$22,992	$15,994	$44,794	$31,435
The Company’s investments in CAH OP represented 25% and 18% of the Company's total assets as of June 30, 2013 and December 31, 2012, respectively. No other single investment represented greater than 10% of total assets.
No single investment generated greater than 10% of total income for the three and six months ended June 30, 2013 and 2012.
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
Certain unconsolidated joint ventures reimburse Colony Capital and its affiliates for costs incurred on their behalf, including costs of property management personnel. The joint ventures, including AMCs, were allocated approximately $6.4 million and $2.3 million in costs from such affiliates of the Manager for the three months ended June 30, 2013 and 2012, respectively, and $11.8 million and $4.8 million for the six months ended June 30, 2013 and 2012, respectively. Such costs are included in property operating and other expenses in the combined condensed statements of operations of unconsolidated joint ventures above. The Company’s proportionate share, based upon its percentage interests in the joint ventures, was $1.7 million and $0.6 million for the three months ended June 30, 2013 and 2012, respectively, and $3.4 million and $1.2 million for the six months ended June 30, 2013 and 2012, respectively.
An affiliate of CAH OP's manager provides construction and rehabilitation services on the single-family rental homes held through CAH OP. CAH OP reimbursed approximately $13.0 million and $0.7 million for the three months ended June 30, 2013 and 2012, respectively, and $17.9 million and $0.7 million for the six months ended June 30, 2013 and 2012, respectively, to the affiliate for third party costs and overhead, which have been capitalized as investments in real estate by CAH OP.
4. Loans Receivable
The following table summarizes the Company’s loans receivable:

	June 30, 2013					December 31, 2012
(In thousands)	Principal	Carrying Amount	Weighted Average Coupon		Weighted Average Maturity in Years	Principal	Carrying Amount	Weighted Average Coupon	Weighted Average Maturity in Years
Loans held for investment:
Mortgage loans	$325,280	$296,725	8.8%	(1)	2.5	$233,003	$203,098	8.9%	2.1
B-note	14,651	14,599	20.9%		2.8	14,558	14,471	20.9%	3.3
Mezzanine loans	446,909	443,710	10.8%	(2)	3.4	116,000	116,000	10.1%	5.2
	$786,840	$755,034				$363,561	$333,569

Loan held for sale:
Mortgage loans	$32,780	$32,780	4.5%		4.5	$—	$—	n/a	n/a

(1)	A whole mortgage loan with a UPB of $32.7 million pays interest at a variable rate of one-month London Interbank Offered Rate ("LIBOR") plus a spread of 6%.

(2)	Mezzanine loans with an aggregate UPB of $330.9 million pay interest at variable rates of LIBOR plus a weighted-average spread of 10.8%.
As of June 30, 2013 and December 31, 2012, all loans were performing in accordance with their contractual terms. There were no troubled debt restructurings during the six months ended June 30, 2013 and 2012.
A mezzanine loan partially owned by noncontrolling interests and secured by hotel properties represented 15% of the Company's total assets as of June 30, 2013. No single loan receivable represented greater than 10% of total assets as of December 31, 2012.
Two first mortgage loans, which share the same corporate guarantor and partially owned by noncontrolling interests, generated 15% and 17% of total income for the three and six months ended June 30, 2013, respectively. No single loan generated greater than 10% of total income for the three and six months ended June 30, 2012.
Activity in loans receivable is summarized below:

(In thousands)
Balance at December 31, 2012	$333,569
Loan acquisitions and originations	482,368
Paid in-kind interest added to loan principal	218
Discount and net loan fee amortization	2,820
Principal repayments	(31,161)
Balance at June 30, 2013	$787,814
During the six months ended June 30, 2013, the Company funded $482 million to originate or participate in the origination of loans as follows: (1) $122.3 million participation in a first mortgage loan secured by 11 athletic clubs located in California, (2) $327.6 million participation in mezzanine loans secured by equity interests in an entity owning a portfolio of hotels located throughout the United States, including $154.3 million by noncontrolling interests, and (3) $32.2 million in the origination of a first mortgage loan secured by a regional mall located in Massachusetts. Some of the loans were subject to, and were funded net of, origination fees upon closing.
In July 2013, the Company split an originated first mortgage loan into a $32.8 million A-note and $90.1 million B-note, and sold the A-note to an unrelated party at par. The $32.8 million principal balance of the A-note was classified as held for sale in the accompanying consolidated balance sheet as of June 30, 2013.
In May 2013, the borrower of a first mortgage loan originated in December 2010 paid off the entire loan and accrued interest thereon, including a yield maintenance premium of $3.6 million (see Note 7).
Minimum scheduled principal payments required under the loan agreements for performing loans as of June 30, 2013 are as follows:

Year Ending December 31,	(In thousands)
Remaining 2013	$5,169
2014	148,155	(1)
2015	2,366
2016	479,731
2017	116,699
Thereafter	56,000
Total	$808,120

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

(In thousands)	June 30, 2013	December 31, 2012
Principal	$28,000	$28,000
Unamortized premium	2,844	3,174
Amortized cost	30,844	31,174
Unrealized gain included in accumulated other comprehensive income	348	881
Fair value	$31,192	$32,055
Concurrently with the acquisition of beneficial interests in debt securities, the Company’s strategic partner entered into an interest rate swap agreement with the borrower which, in conjunction with a special contribution/distribution arrangement with the joint venture, will result in a net current yield to the joint venture of the Securities Industry and Financial Markets Association (“SIFMA”) Municipal Swap Index plus 3.25% per annum (3.31% at June 30, 2013). The Company determined that the special contribution/distribution arrangement is an embedded derivative that meets the criteria for bifurcation and recorded a derivative liability. The bifurcated derivative does not qualify as a hedging instrument, so changes in the estimated fair value of the derivative are recognized in income. Unrealized gain (loss) of $195,000 and $(160,000) for the three months ended June 30, 2013 and 2012, respectively, and $127,000 and $(340,000) for the six months ended June 30, 2013 and 2012, respectively, are included in other gain (loss) in the accompanying statements of operations.
6. Credit Agreement
In September 2012, the Company amended its existing credit agreement (as amended, the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and certain lenders. The Credit Agreement provides a credit facility in the maximum principal amount of $175 million, with an option to increase the maximum available principal amount to $250 million subject to certain conditions set forth in the Credit Agreement, including each lender or substitute lenders agreeing to provide commitments for such increased amount. Borrowings under the Credit Agreement have been used by the Company to finance investments in target assets, as well as for general corporate purposes.
The maximum amount available to borrow under the Credit Agreement is the lesser of (a) 3.5 times the Company’s annualized consolidated cash income (as defined in the Credit Agreement) and (b) 40% of the aggregate book value of all investment assets that at such time contribute positive cash income to the calculation of annualized consolidated cash income (“contributing investment assets”). As of June 30, 2013, the maximum amount available for borrowing was $175 million, of which $89 million was drawn.
Advances under the Credit Agreement accrue interest at a per annum rate equal to the sum of, at the Company’s election, the one, two, three, or six month LIBOR plus 3.50% or 3.75%, depending upon the leverage ratio as defined in the Credit Agreement. At June 30, 2013, the applicable spread was 3.50% and the Company had outstanding borrowings bearing weighted average interest at 3.7%. The Company also pays a commitment fee of 0.5% or 0.4% of the unused amount (0.4% at June 30, 2013), depending upon usage.
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
The Credit Agreement and the Guaranty contain various affirmative and negative covenants, including financial covenants that require the Company to maintain minimum tangible net worth and liquidity levels and financial ratios, as defined in the Credit Agreement. At June 30, 2013, the Company was in compliance with all of these financial covenants.
In April 2013, the Company modified a provision of the Credit Agreement restricting the Company's ability to create or incur certain types of indebtedness by excepting from such provision the issuance of up to $287.5 million of convertible senior notes (see Note 8).
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
On August 6, 2013, the Company obtained a new credit facility and repaid all obligations due under the Credit Agreement with proceeds drawn from the new credit facility (see Note 18).
7. Secured Financing
In connection with the acquisition of a $181 million participation interest in a first mortgage loan in May 2012, the seller provided concurrent financing for $103.5 million, or 65% of the purchase price. The non-recourse, co-terminus financing bears interest at a fixed rate of 5.0%. Concurrently with the loan acquisition, the borrower funded, on behalf of the Company, an interest reserve account in an amount sufficient to service the interest for the term of the secured financing. The interest reserve account is controlled by the secured financing lender and is included in other assets in the accompanying balance sheet. The financing has an initial maturity of July 2014 and can be extended to January 2017, subject to an extension fee. Upon exercise of the extension option, the borrower of the first mortgage loan will again be required to fund the interest reserve account on behalf of the Company to service the interest for the extended term of the secured financing. At June 30, 2013, the outstanding balance on the secured financing was $84.1 million.
On December 23, 2010, the Company assigned a $20.75 million first mortgage it originated to a third party in exchange for $14 million in proceeds, and retained a $6.75 million subordinated B-note participation. The Company accounted for the assignment as a financing transaction, as the Company retained effective control over the original first mortgage loan and, accordingly, it did not meet the criteria of a loan sale. In April 2013, as a result of a default by the borrower, the Company exercised its option to repurchase the A-note at par from the third party. In May 2013, upon sale of the collateral property, the borrower paid off the entire loan and accrued interest thereon, including a yield maintenance premium of $3.6 million.

Minimum scheduled principal payments due under the secured financing arrangement as of June 30, 2013 are as follows:

Year Ending December 31,	(In thousands)
Remaining 2013	$4,000
2014	80,093
Total	$84,093
8. Convertible Senior Notes
On April 10, 2013, the Company issued $200 million of its 5.00% Convertible Senior Notes due on April 15, 2023 (the "Convertible Notes"). The Convertible Notes were sold to the underwriters at a discount of 3%, resulting in net proceeds of $194 million to the Company. The Convertible Notes bear interest at 5.00% per annum payable semiannually in arrears on April 15 and October 15 of each year, beginning on October 15, 2013. Debt issuance costs, including underwriter discounts and offering costs payable by the Company, are included in other assets in the accompanying balance sheets and are being amortized to interest expense over the contractual term of the Convertible Notes using the effective interest method.
The Convertible Notes are convertible, at the holders' option, into shares of the Company's common stock at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, subject to certain limitations as described in the indenture, at the applicable conversion rate in effect on the conversion date. The conversion rate is initially set to equal 42.3819 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to a conversion price of approximately $23.60 per share of common stock), subject to adjustment upon the occurrence of certain events. The Company may redeem the Convertible Notes at its option at any time on or after April 22, 2020 if the last reported sale price of its common stock has been at least 130% of the conversion price of the Convertible Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption, at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
9. Derivative Instruments
The Company has investments in four unconsolidated joint ventures denominated in Euros that expose the Company to foreign currency risk. At June 30, 2013 and December 31, 2012, the Company’s net investments in such joint ventures totaled approximately €30.1 million, or $39.2 million, and €31.3 million, or $41.3 million, respectively. The Company uses collars (consisting of caps and floors) without upfront premium costs to hedge the foreign currency exposure of its net investments. At June 30, 2013 and December 31, 2012, the total notional amount of the collars was approximately €23.9 million and €16.1 million, respectively, with termination dates ranging from July 2013 to July 2015.
The fair values of derivative instruments included in the Company’s consolidated balance sheets are as follows:

(In thousands)	June 30, 2013	December 31, 2012
Assets
Foreign exchange contracts designated as hedging instruments included in other assets	$1,020	$760
Liabilities
Foreign exchange contracts designated as hedging instruments included in accrued and other liabilities	$374	$293
Embedded derivative liability (Note 5) included in accrued and other liabilities	3,245	3,898
	$3,619	$4,191
Certain counterparties to the derivative instruments require the Company to deposit cash or other eligible collateral for derivative financial liabilities exceeding $100,000. As of June 30, 2013, the Company had no amounts on deposit related to these agreements.

10. Fair Value Measurements
Financial Instruments Reported at Fair Value
The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis. The following table summarizes the fair values of those assets and liabilities:

(In thousands)	June 30, 2013	December 31, 2012
Assets
Beneficial interests in debt securities	$31,192	$32,055
Foreign exchange contracts	1,020	760
	$32,212	$32,815
Liabilities
Foreign exchange contracts	$374	$293
Embedded derivative liability associated with beneficial interests in debt securities	3,245	3,898
	$3,619	$4,191
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

	June 30, 2013
	Fair Value Measurements Using
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Carrying Value
Assets
Investments in unconsolidated joint ventures	$—	$14,751	$1,322,588	$1,337,339	$1,251,878
Loans held for investment	—	—	758,871	758,871	755,034
Loan held for sale	—	—	32,780	32,780	32,780
Liabilities
Line of credit	$—	$89,100	$—	$89,100	89,000
Secured financing	—	—	84,100	84,100	84,093
Convertible senior notes	201,250	—	—	201,250	200,000

	December 31, 2012
	Fair Value Measurements Using
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Carrying Value
Assets
Investments in unconsolidated joint ventures	$—	$20,667	$910,450	$931,117	$877,081
Loans held for investment	—	—	335,734	335,734	333,569
Liabilities
Secured financing	$—	$—	$108,090	$108,090	$108,167
The Company and its unconsolidated joint ventures estimate the fair value of financial instruments carried at historical cost on a quarterly basis. These instruments are recorded at fair value only if they are impaired. No impairment was recognized during the six months ended June 30, 2013 and 2012.
Fair values of loans receivable are estimated using inputs such as discounted cash flow projections, interest rates available for borrowers with similar credit metrics, market comparables, dealer quotes, and other quantitative and qualitative factors. Fair values of investments in unconsolidated joint ventures are primarily derived by applying the Company’s ownership interest to the fair value of the underlying assets and liabilities of each joint venture. The Company’s proportionate share of each joint venture’s fair value approximates the Company’s fair value of the investment, as the timing of cash flows of the joint venture does not deviate materially from the timing of cash flows the Company receives from the joint venture.
The fair values of the Company's secured financing and line of credit at June 30, 2013 and December 31, 2012 were estimated by discounting expected future cash outlays at current interest rates available for similar instruments. The fair value of convertible senior notes was determined using the last trade price in active markets on the balance sheet date.
The carrying values of interest receivable and accrued and other liabilities approximate their fair values due to their short term nature. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different assumptions or methodologies could have a material effect on the estimated fair value amounts.
11. Stockholders’ Equity
The Company’s authorized capital stock consists of 50,000,000 shares of preferred stock, $0.01 par value per share, and 450,000,000 shares of common stock, $0.01 par value per share.
Series A Preferred Stock
As of June 30, 2013 and December 31, 2012, the Company had 10,080,000 shares of its 8.5% Series A Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share (“Series A Preferred Stock”), issued and outstanding. The Series A Preferred Stock must be paid a dividend at a rate of 8.5% per year on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series A Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on March 20, 2017 (subject to the Company’s right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve its qualification as a REIT or upon the occurrence of a change of control (as defined in the articles supplementary relating to the Series A Preferred Stock)). The Series A Preferred Stock is senior to the Company’s common stock with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up. The Series A Preferred Stock generally does not have any voting rights, except if the Company fails to pay dividends on the Series A Preferred Stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, the Series A Preferred Stock will be entitled to vote to elect two additional directors to the Company’s board of directors, until all unpaid dividends have been paid or declared and set aside for payment. In addition, certain changes to the terms of the Series A Preferred Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series A Preferred Stock voting separately as a class.
Common Stock Offering
In January 2013, the Company completed a sale of 11,500,000 shares of its common stock, including a full exercise of the overallotment option, to underwriters at a price of $20.20 per share. The net offering proceeds, after deducting underwriting discounts and commissions and offering costs payable by the Company, were approximately $232.3 million. The Company used the net proceeds from the offering to make an additional investment in CAH OP, to fund acquisitions of target assets and for working capital and general corporate purposes.

At-The-Market Stock Offering Program ("ATM Program")
In May 2013, the Company entered into separate “at-the-market” equity distribution agreements with certain sales agents to offer and sell, from time to time, shares of its common stock having an aggregate offering price of up to $200 million. Sales of the shares may be made in negotiated transactions and/or transactions that are deemed to be "at the market" offerings, including sales made by means of ordinary brokers' transactions, including directly on the New York Stock Exchange (“NYSE”), or sales made to or through a market maker other than on an exchange. The Company is required to pay each sales agent a commission not to exceed 2% of the gross sales proceeds for any common stock sold through such agent.
During the three months ended June 30, 2013, the Company sold 1,072,002 shares of its common stock under this ATM Program for net offering proceeds of $23.9 million after deducting commissions. The Company used net proceeds from the offering to make investments or repay amounts outstanding under the credit facility.
Dividend Reinvestment and Direct Stock Purchase Plan
The Company’s Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”) provides existing common stockholders and other investors the opportunity to purchase shares (or additional shares, as applicable) of the Company’s common stock by reinvesting some or all of the cash dividends received on their shares of the Company’s common stock or making optional cash purchases within specified parameters. The DRIP Plan acquires shares either in the open market, directly from the Company as newly issued common stock, or in privately negotiated transactions with third parties. As of June 30, 2013, no shares had been acquired under the DRIP Plan from the Company in the form of new issuances.
Accumulated Other Comprehensive Income
The following tables present the changes in each component of accumulated other comprehensive income attributable to the stockholders, net of immaterial tax effect:

(In thousands)	Six Months Ended June 30, 2013
	Equity in AOCI of Unconsolidated Joint Ventures	Unrealized Gain on Beneficial Interests in Debt Securities	Unrealized Gain on Fair Value of Hedges	Foreign Currency Translation	Total
Balance at December 31, 2012	$6,729	$877	$645	$(3,067)	$5,184
Other comprehensive income (loss) before reclassifications	9,866	(532)	180	(464)	9,050
Amounts reclassified from accumulated other comprehensive income	(7,069)	—	—	(5)	(7,074)
Net other comprehensive income (loss)	2,797	(532)	180	(469)	1,976
Balance at June 30, 2013	$9,526	$345	$825	$(3,536)	$7,160

(In thousands)	Six Months Ended June 30, 2012
	Equity in AOCI of Unconsolidated Joint Ventures	Unrealized Gain on Beneficial Interests in Debt Securities	Unrealized Gain on Fair Value of Hedges	Foreign Currency Translation	Total
Balance at December 31, 2011	$(406)	$611	$1,793	$(4,328)	$(2,330)
Other comprehensive income (loss) before reclassifications	247	227	195	(880)	(211)
Amounts reclassified from accumulated other comprehensive income	—	—	28	135	163
Net other comprehensive income (loss)	247	227	223	(745)	(48)
Balance at June 30, 2012	$(159)	$838	$2,016	$(5,073)	$(2,378)

Information about amounts reclassified out of accumulated other comprehensive income by component is presented below:

(In thousands)
Component of Accumulated Other Comprehensive Income	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Consolidated Statements of Operations
	2013	2012	2013	2012
Equity in realized gain on sale of marketable securities of unconsolidated joint ventures	$2,844	$—	$7,069	$—	Equity in income of unconsolidated joint ventures
Net settlement loss on derivative instruments designated as hedges	—	—	—	(28)	Other gain (loss), net
Realized foreign exchange gain (loss)	—	(116)	5	(135)	Other gain (loss), net

12. Earnings per Share
The following table provides the basic and diluted earnings per common share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2013	2012	2013	2012
Numerator:
Net income	$30,762	$16,555	$52,756	$29,332
Net income attributable to noncontrolling interest	(5,111)	(1,454)	(7,698)	(1,763)
Net income attributable to Colony Financial, Inc.	25,651	15,101	45,058	27,569
Preferred dividends	(5,355)	(3,082)	(10,710)	(3,458)
Net income attributable to common stockholders	20,296	12,019	34,348	24,111
Net income allocated to participating securities (nonvested shares)	(182)	(132)	(364)	(268)
Numerator for basic net income allocated to common stockholders	20,114	11,887	33,984	23,843
Interest expense attributable to convertible senior notes	2,329	—	—	—
Numerator for diluted net income allocated to common stockholders	$22,443	$11,887	$33,984	$23,843
Denominator:
Basic weighted average number of common shares outstanding	64,384,000	32,745,500	63,212,100	32,696,100
Weighted average effect of dilutive shares (1)	7,544,900	61,400	—	35,300
Diluted weighted average number of common shares outstanding	71,928,900	32,806,900	63,212,100	32,731,400
Earnings per share:
Net income attributable to common stockholders per share–basic	$0.31	$0.36	$0.54	$0.73
Net income attributable to common stockholders per share–diluted	$0.31	$0.36	$0.54	$0.73

(1)
For the six months ended June 30, 2013, excluded from the calculation of diluted income per share are 3,793,300 weighted average dilutive common share equivalents which represent the assumed dilutive effect of the Convertible Senior Notes as the effect of their inclusion would be antidilutive. For the three and six months ended June 30, 2012, weighted average dilutive shares represent the effect of shares of common stock issuable to the Manager for incentive fees due for the period.

13. Related Party Transactions
The following table summarizes the amounts incurred by the Company and payable to the Manager or its affiliates for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Base management fees	$5,435	$2,813	$10,687	$5,164
Incentive fees	—	523	—	936
Compensation pursuant to secondment agreement	301	301	609	598
Allocated and direct investment-related expenses	386	470	728	914
Allocated and direct administrative expenses	474	282	827	576
	$6,596	$4,389	$12,851	$8,188
The following table summarizes the amounts due to the Manager or its affiliates as of each balance sheet date:

(In thousands)	June 30, 2013	December 31, 2012
Base management fees	$5,431	$3,932
Secondment reimbursement	433	844
Reimbursement of direct and allocated administrative and investment costs	337	208
	$6,201	$4,984
14. Share-Based Payments
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
A summary of the Company’s vested and nonvested shares under the Director Stock Plan and Equity Incentive Plan for the six months ended June 30, 2013 is presented below:

	Restricted Stock Grants to Non-Executive Directors	Restricted Stock Grants to Employee	Restricted Stock Grants to the Manager or Manager's Employees	Total	Weighted Average Grant Date Fair Value
Nonvested shares at December 31, 2012	8,274	17,172	496,749	522,195	$18.17
Granted	6,837	—	—	6,837	21.94
Vested	(8,274)	—	—	(8,274)	16.32
Forfeited	—	—	(500)	(500)	16.16
Nonvested shares at June 30, 2013	6,837	17,172	496,249	520,258	$18.25
Weighted average grant date fair value per share for shares granted during the period	$21.94	n/a	n/a	$21.94

The following table summarizes the components of share-based compensation included in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2013	2012	2013	2012
Share-based compensation included in management fees	$987	$608	$2,105	$2,364
Share-based compensation included in administrative expenses	72	85	141	245
Total fair value of shares vested (1)	—	—	182	1,991
Weighted average grant date fair value per share for shares granted during the period (1)	n/a	n/a	21.94	16.16

(1)	Based on the quoted closing share price of the Company's common stock on the NYSE on grant date or vesting date.
As of June 30, 2013, aggregate unrecognized compensation cost related to restricted stock granted under the Director Stock Plan and Equity Incentive Plan was approximately $8.0 million. That cost is expected to be fully recognized over a weighted-average period of 25 months.
15. Income Taxes
The Company’s taxable REIT subsidiaries (each a "TRS") are subject to corporate level federal, state, foreign and local income taxes. The following is a summary of the Company’s income tax provision:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Current
Federal	$895	$1,025	$1,175	$1,129
State	170	295	301	425
Total current tax provision	1,065	1,320	1,476	1,554
Deferred
Federal	(701)	(759)	(638)	(663)
State	(122)	(120)	(244)	(86)
Total deferred tax benefit	(823)	(879)	(882)	(749)
Total income tax provision	$242	$441	$594	$805
Net deferred tax assets of $2.1 million and $1.2 million are included in other assets as of June 30, 2013 and December 31, 2012, respectively. Deferred tax assets and liabilities arise from temporary differences in income recognition for GAAP and tax purposes for certain investments in unconsolidated joint ventures held in TRSs.
16. Commitments and Contingencies
Pursuant to the operating agreements of certain unconsolidated joint ventures, the Company may be required to fund additional amounts for future investments, unfunded lending commitments, ordinary operating costs, guaranties or other commitments of the joint ventures. As of June 30, 2013, the Company’s share of those commitments was $16.1 million.
On two of the originated loans receivable, the Company may be required to fund additional amounts to the borrowers pursuant to the loan agreements. As of June 30, 2013, the Company had combined unfunded lending commitments of $17.3 million.
In connection with financing arrangements for certain unconsolidated joint ventures, the Company provided customary non-recourse carve-out guaranties. The Company believes that the likelihood of making any payments under the guaranties is remote, and has not accrued for a guaranty liability as of June 30, 2013.
In the ordinary course of business, the Company may be involved in litigation which may result in legal costs and liability that could have a material effect on the Company’s financial position and results of operations. At June 30, 2013, the Company was not involved in any litigation.
17. Segment Information
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
In March 2012, the Company entered into the SFR rentals segment by making the first of its series of investments into the single-family homes rental platform. Although management had determined the SFR rentals to be a separate operating segment, it did not meet the quantitative thresholds established by GAAP to be considered a reportable segment as of June 30, 2012. The operating results by segment for the three and six months ended June 30, 2012 are presented below for comparative purposes.
The operating results for each of the reportable operating segments and reconciling items are summarized as follows:

(In thousands)	Real Estate Debt Investments	Single-Family Residential Rentals	Amounts Not Allocated to Segments	Total
Three Months Ended June 30, 2013
Income:
Equity in income (loss) of unconsolidated joint ventures	$25,639	$(2,647)	$—	$22,992
Interest income	17,352	—	103	17,455
Other income from affiliates	317	—	—	317
Total income	43,308	(2,647)	103	40,764
Expenses:
Management fees	—	—	6,422	6,422
Investment expenses	320	—	222	542
Interest expense	1,337	—	3,479	4,816
Administrative expenses	—	—	1,736	1,736
Total expenses	1,657	—	11,859	13,516
Realized gain on payoff of loan receivable	3,560			3,560
Other gain, net	196	—	—	196
Income (loss) before income taxes	45,407	(2,647)	(11,756)	31,004
Income tax provision	—	—	242	242
Net income (loss)	45,407	(2,647)	(11,998)	30,762
Net income attributable to noncontrolling interests	5,111	—	—	5,111
Net income (loss) attributable to Colony Financial, Inc.	$40,296	$(2,647)	$(11,998)	$25,651

(In thousands)	Real Estate Debt Investments	Single-Family Residential Rentals	Amounts Not Allocated to Segments	Total
Three Months Ended June 30, 2012
Income:
Equity in income (loss) of unconsolidated joint ventures	$16,117	$(123)	$—	$15,994
Interest income	9,048	—	3	9,051
Other income from affiliates	569	—	—	569
Total income	25,734	(123)	3	25,614
Expenses:
Management fees	—	—	3,944	3,944
Investment expenses	1,002	—	89	1,091
Interest expense	1,125	—	704	1,829
Administrative expenses	—	—	1,478	1,478
Total expenses	2,127	—	6,215	8,342
Other loss, net	(276)	—	—	(276)
Income (loss) before income taxes	23,331	(123)	(6,212)	16,996
Income tax provision	—	—	441	441
Net income (loss)	23,331	(123)	(6,653)	16,555
Net income attributable to noncontrolling interests	1,454	—	—	1,454
Net income (loss) attributable to Colony Financial, Inc.	$21,877	$(123)	$(6,653)	$15,101

(In thousands)	Real Estate Debt Investments	Single-Family Residential Rentals	Amounts Not Allocated to Segments	Total
Six Months Ended June 30, 2013
Income:
Equity in income (loss) of unconsolidated joint ventures	$48,525	$(3,731)	$—	$44,794
Interest income	28,613	—	254	28,867
Other income from affiliates	688	—	—	688
Total income	77,826	(3,731)	254	74,349
Expenses:
Management fees	—	—	12,792	12,792
Investment expenses	820	—	330	1,150
Interest expense	2,784	—	4,387	7,171
Administrative expenses	—	—	3,579	3,579
Total expenses	3,604	—	21,088	24,692
Realized gain on payoff of loan receivable	3,560			3,560
Other gain, net	133	—	—	133
Income (loss) before income taxes	77,915	(3,731)	(20,834)	53,350
Income tax provision	—	—	594	594
Net income (loss)	77,915	(3,731)	(21,428)	52,756
Net income attributable to noncontrolling interests	7,698	—	—	7,698
Net income (loss) attributable to Colony Financial, Inc.	$70,217	$(3,731)	$(21,428)	$45,058

(In thousands)	Real Estate Debt Investments	Single-Family Residential Rentals	Amounts Not Allocated to Segments	Total
Six Months Ended June 30, 2012
Income:
Equity in income (loss) of unconsolidated joint ventures	$31,558	$(123)	$—	$31,435
Interest income	14,872	—	5	14,877
Other income from affiliates	1,119	—	—	1,119
Total income	47,549	(123)	5	47,431
Expenses:
Management fees	—	—	8,464	8,464
Investment expenses	1,475	—	296	1,771
Interest expense	1,299	—	2,024	3,323
Administrative expenses	—	—	3,232	3,232
Total expenses	2,774	—	14,016	16,790
Other loss, net	(504)	—	—	(504)
Income (loss) before income taxes	44,271	(123)	(14,011)	30,137
Income tax provision	—	—	805	805
Net income (loss)	44,271	(123)	(14,816)	29,332
Net income attributable to noncontrolling interests	1,763	—	—	1,763
Net income (loss) attributable to Colony Financial, Inc.	$42,508	$(123)	$(14,816)	$27,569
The net investments in each of the reportable operating segments are summarized as follows:

(In thousands)	June 30, 2013	December 31, 2012
Assets:
Real estate debt investments	$1,548,062	$1,009,944
Single-family residential rentals	536,936	251,501
Other assets not allocated to segments	30,103	174,122
Total consolidated assets	$2,115,101	$1,435,567

18. Subsequent Events
In July 2013, the Company sold 683,292 shares of its common stock under the ATM Program for net offering proceeds of $13.9 million after deducting commissions.
On August 6, 2013, the Company obtained a new secured revolving credit facility to replace the existing credit facility. The new credit facility has an initial maximum principal amount of $360 million, subject to certain conditions and limitations. At closing, the Company drew $64.0 million to repay all existing obligations under the previous credit facility, pay closing costs and fund a new investment.

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
While forward-looking statements reflect our good faith beliefs, assumptions and expectations, they are not guarantees of future performance. Furthermore, we disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. We caution investors not to place undue reliance on these forward-looking statements and urge you to carefully review the disclosures we make concerning risks in sections entitled “Risk Factors,” “Forward-Looking Statements,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10-K, as amended.
Overview
We are an externally managed real estate investment and finance company that was organized in June 2009 primarily to acquire, originate and manage a diversified portfolio of real estate-related debt and equity investments at attractive risk-adjusted returns. Our investment portfolio and target assets are primarily composed of interests in: (i) loans acquired at a discount to par in the secondary market; (ii) new originations; and (iii) real estate equity, including single-family homes held as rental investment properties. Secondary debt purchases may include performing, sub-performing or non-performing loans (including loan-to-own strategies). We invest in single-family homes through our investment in CAH Operating Partnership, L.P. ("CAH OP"), which is externally managed by an affiliate of our Manager. See “Business—Our Target Assets” in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2012 for additional information about our target assets.
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
Business Objective and Outlook
Our objective is to provide attractive risk-adjusted returns to our investors through a diversified portfolio of real estate-related debt and equity investments, including single-family homes to be rented to tenants. The total return profile of our investments is composed of both current yield, which is distributed through regular-way dividends, and capital appreciation potential, which is distributed through regular-way and/or special dividends. Our investments typically fall within three general categories:

•	Acquisitions—the purchase of performing, sub-performing and/or non-performing commercial real estate debt, often at significant discounts to par;

•	Originations—the origination of structured senior and subordinate debt secured by mortgages and/or equity interests in commercial real estate with a bias towards current yield; and

•	Real estate equity, including single-family homes for rent.
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
Segments
We operate in two reportable segments: real estate debt investments and single-family residential (“SFR”) rentals. The real estate debt investments segment includes our investments in originated and acquired commercial real estate debt, real estate acquired in settlement of loans, mortgage-backed securities, and other debt-related investments. The SFR rental segment represents our investment in CAH OP. Prior to 2012, our operating activities were exclusively within the real estate debt investments segment. For operating and financial information about segments, see Note 17 to our consolidated financial statements included in this Report and “—Results of Operations.”
Recent Developments
Investment Activities
The following are highlights of our investment activities during the second quarter of 2013:

•	Invested or committed $299 million in five new and one existing real estate debt-related investments;

•	Invested an additional $175 million in CAH OP which completed all outstanding capital commitments to the joint venture, thereby bringing our cumulative investment to $550 million to date;

•	Fully realized three real estate debt-related investments;

•	Continued to resolve loans within our loan portfolios;

•	Obtained financing on three of our loan portfolios, for net proceeds of $51.7 million, or 57% of our original equity on a blended basis;

•	Completed the sale of 161,085 shares of common stock of First Republic Bank.
See “—Our Investments” and “—Results of Operations” for more detailed information about our recent investment activities and financial results.
Financing Activities
During the first half of 2013, we completed an offering of 11,500,000 shares of our common stock at a price of $20.20 per share for net proceeds of approximately $232 million and also sold 1,072,002 shares of our common stock in an at-the-market equity offering at an average price of $22.56 per share for net proceeds of approximately $23.9 million. See “—Liquidity and Capital Resources—Equity Offering” for more detailed information.

In April 2013, we issued $200 million principal amount of 5% Convertible Senior Notes (the "Convertible Notes") due April 15, 2023, at a discount of 3% to the underwriters, resulting in net proceeds to us of approximately $194 million. See Note 8 to our consolidated financial statements in Item 1 of this Report and “—Liquidity and Capital Resources—Convertible Debt” for more detailed information.
Our Investments
The following tables summarize the carrying and fair values of our investment portfolio by our target asset type, shown net of investment-specific financing and amounts attributable to noncontrolling interests. Fair values presented below have been determined in accordance with accounting principles generally accepted in the United States of America ("GAAP"), assuming we had elected the fair value option for all of our investments. Many of our investments have been structured as joint ventures with one or more private investment funds or other investment vehicles managed by Colony Capital or its affiliates (each a “Co-Investment Fund”) and are held through unconsolidated joint ventures. For more information about our investment allocation agreement and conflicts of interest that may arise in connection with these co-investments, see “Business—Co-Investment Funds” and “Risk Factors—Risks Related to Our Management and Our Relationship with Our Manager” in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2012.

	June 30, 2013
(Amounts in thousands)	Carrying Value		Fair Value
Target Asset Type	Amount	Percentage of Portfolio	Amount	Percentage of Portfolio
Acquisitions	$519,625	29%	$553,712	30%
Originations (1)	652,223	37%	655,091	35%
Other real estate ownership (2)	60,444	4%	68,451	4%
Single-family residential rentals	536,936	30%	579,800	31%
Total investments (3)	$1,769,228	100%	$1,857,054	100%

	December 31, 2012
(Amounts in thousands)	Carrying Value		Fair Value
Target Asset Type	Amount	Percentage of Portfolio	Amount	Percentage of Portfolio
Acquisitions	$524,572	48%	$562,466	49%
Originations (1)	234,988	22%	236,252	21%
Other real estate ownership (2)	70,959	7%	77,250	7%
Single-family residential rentals	251,501	23%	262,000	23%
Total investments (3)	$1,082,020	100%	$1,137,968	100%

(1)	Originations include preferred equity in real estate owning entities which earns a fixed return, with or without equity participation.

(2)
Other real estate ownership includes real estate or equity interests obtained through foreclosures or deed-in-lieu of foreclosure on the collateral of target assets originally acquired or originated as debt instruments, equity securities obtained in full or partial resolution of debt and our investment in shares of common stock of First Republic Bank.

(3)	The following table provides a reconciliation of total investments presented above to the amounts included in our consolidated financial statements and the accompanying notes in Item 1 of this Report:

(Amounts in thousands)	June 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Investments in unconsolidated joint ventures	$1,251,878	$1,337,339	$877,081	$931,117
Loans receivable, net	787,814	791,651	333,569	335,734
Beneficial interests in debt securities, available-for-sale	31,192	31,192	32,055	32,055
Other assets, net	11,764	11,764	11,079	11,079
Less: Embedded derivative liability associated with beneficial interests in debt securities	(3,245)	(3,245)	(3,898)	(3,898)
Less: Secured financing	(84,093)	(84,100)	(108,167)	(108,090)
Less: Noncontrolling interests	(226,082)	(227,547)	(59,699)	(60,029)
Total investments	$1,769,228	$1,857,054	$1,082,020	$1,137,968

Additional details and recent developments about our individual investments are provided in the following table and discussion:

(Amounts in millions)		Balance at June 30, 2013
Our Investments	Date of Initial Investment	Investment Carrying Value (1)	Committed Equity (2)	Investment Description/ Status at June 30, 2013
Single-Family Residential Rentals	Mar-12	$536.9	$—	Investment in CAH OP, an investment vehicle created for the purpose of acquiring and renting single-family homes
National Hotel Portfolio Mezzanine Loan	May-13	174.5	—	Mezzanine loan origination secured by equity interests in an entity owning a diversified portfolio of 152 full service, limited service, and extended stay hotels located throughout the U.S.
Lifestyle Athletic Club Mortgage Participation	Mar-13	123.1	8.3	First mortgage loan origination secured by 11 athletic lifestyle clubs located in California
Centro Mezzanine Loans	Jun-11	60.0	—	Participation in mezzanine loans secured by equity interests in 107 retail centers located in 27 states
Multifamily Portfolio Preferred Equity	Mar-13	55.0	2.5	Preferred equity investment in an entity that acquired a multifamily portfolio composed of approximately 3,700 units located in Georgia, Florida and Texas
One Court Square Preferred Equity	Jul-12	47.6	—	Preferred equity investment in an entity that acquired a Class A office tower located in Long Island City, New York
CRE FDIC Portfolio	Aug-11	39.8	—	475 performing and non-performing loans acquired in a structured transaction with the FDIC, secured mostly by commercial real estate, and 21 REO properties
Extended Stay Mezzanine B&C Loans	Dec-12	37.8	—	Performing originated mezzanine loan to Extended Stay Hotels, which includes a 680 hotel portfolio
Bulls Loan Portfolio	Jun-11	35.0	—	412 performing and non-performing acquired loans consisting of substantially all first mortgage recourse commercial real estate loans and 8 REO properties
Luxury Destination Club Recourse Loan II	May-12	34.7	—	First mortgage loan collateralized by 252 high-end units at 26 resorts in the US and various international destinations
DB FDIC Portfolio	Jan-10	33.7	1.7	509 performing and non-performing loans acquired in a structured transaction with the FDIC, secured mostly by commercial real estate and 122 REO properties
U.S. Life Insurance Loan Portfolio	Dec-09	33.1	—	16 performing acquired first mortgages secured by commercial real estate
Boston Retail First Mortgage	May-13	32.4	9.0	First mortgage loan origination secured by a regional mall located in MA.
Hotel Portfolio	Apr-10	30.5	—	Equity interests in and senior mezzanine loan receivable from entities owning a portfolio of 103 limited service hotels
Multifamily Tax-Exempt Bonds	Jun-11	28.0	—	Senior interest in tax-exempt bonds secured by a multifamily residential property located in Atlanta, GA
Luxury Destination Club Recourse Loan I	Sep-11	27.0	—	Performing first mortgage secured by 41 properties located primarily in Manhattan, NY and Maui
California First Mortgage Portfolio I	Apr-13	25.9	—	43 performing and 9 non-performing acquired first mortgage loans secured by commercial and residential real estate
German Loan Portfolio IV	Jul-11	25.2	—	2 non-performing commercial real estate loans and 1 REO property
Ashford Notes	Feb-12	24.4	—	2 most junior mortgage participation interests secured by 5 full-service hotels
Florida Retail First Mortgage	Feb-13	23.2	—	Performing acquired senior mortgage loan secured by a retail property in Florida
California First Mortgage Portfolio II	Jun-13	22.9	—	41 performing acquired first mortgage loans secured by commercial and residential real estate
Boca Raton Multifamily Land Loan	Jan-13	20.3	—	First mortgage loan origination secured by a multifamily development parcel located in Florida
Class A Manhattan Office Loan Participation	Mar-10	18.2	—	First mortgage pari-passu participation interest secured by Class A midtown Manhattan office building

(Amounts in millions)		Balance at June 30, 2013
Our Investments	Date of Initial Investment	Investment Carrying Value (1)	Committed Equity (2)	Investment Description/ Status at June 30, 2013
Project London Loan Portfolio	Sep-12	16.7	—	7 performing and non-performing acquired loans secured by commercial real estate
ADC FDIC Portfolio II	Dec-12	16.2	—	430 performing and non-performing loans acquired in a structured transaction with the FDIC, mostly secured by commercial real estate and 5 REO properties
Phoenix Corporate Tower Loan	Dec-12	16.1	—	First mortgage loan acquisition; pursuing foreclosure on a high-rise office tower located in Phoenix, AZ
Southern California Land Loan	May-11	15.6	—	First mortgage loan secured by a Southern California master planned development and equity participation rights
California Master Planned Communities	May-12	15.2	—	Equity interests acquired through deed-in-lieu in 2 partially developed master planned communities located in California
West Village Loan	Mar-10	13.3	—	Recourse loan secured by first liens on 2 Manhattan townhomes, second liens on 2 Upstate New York residences and a photography catalogue
Metro Loan Portfolio	Dec-12	12.6	—	73 performing and non-performing acquired loans secured by commercial real estate
Barclays FDIC Portfolio	Jul-10	12.4	0.3	860 performing and non-performing loans acquired in a structured transaction with the FDIC, mostly secured by commercial real estate, and 52 REO properties
Spanish REOC/Colonial Loan	Nov-09	11.9	—	Syndicated senior secured loan to a Spanish commercial real estate company
Texas Master Planned Community Land Loan	May-13	11.7	—	Senior loan facility origination to finance the development of a master planned residential community located near Austin, TX
Manhattan Landmark Buildings Loan	Mar-11	10.9	—	Performing first mortgage B-note secured by two landmark properties in Manhattan
New England Hotel Portfolio Mezzanine Loan	May-12	10.8	3.0	Performing mezzanine loan origination cross-collateralized by a portfolio of limited-service hotels
MF5 Loan Portfolio	Feb-12	10.7	—	60% participation interests in 205 performing and non-performing first mortgage loans and 2 REO properties
Marin County Mixed-Use Development Loan	Mar-13	10.3	3.4	First mortgage loan origination for the land acquisition and pre-development costs of a waterfront mixed-use project located in Northern California
Midwest Loan Portfolio	Nov-12	10.1	—	58 performing and non-performing acquired loans primarily secured by commercial real estate
Hearthstone ADC Loan	Nov-12	10.0	4.8	Senior loan facility secured by a Southern California master planned development and equity participation rights
Other Investments	various	75.5	0.4	16 investments, each with less than $10 million of current investment balance
Total		$1,769.2	$33.4

(1)
Amounts represent the carrying value of our investment at June 30, 2013, net of investment-specific financing and amounts attributable to noncontrolling interests. Amounts reflect our investments and our share of income less amounts distributed and realized since the inception of the investment.

(2)
Amounts represent our share of additional funding commitments for future investments, unfunded lending commitments, ordinary operating costs, guaranties or other commitments of each investment as of June 30, 2013, as described in Note 16 to our consolidated financial statements included in this Report.

•
Single-Family Residential Rentals.  During the six months ended June 30, 2013, we invested an additional $295 million in CAH OP. To date, we have invested $550 million in CAH OP and have no further capital commitments at this time.

At June 30, 2013, CAH OP owned 12,358 rental units located in nine states across the United States with an estimated cost basis of approximately $2 billion, including units owned in a joint venture with Fannie Mae. The following table provides an overview of the portfolio at June 30, 2013:

Market	Number of Homes (1)	Estimated Total Cost Basis (in thousands) (2)	Estimated Average Cost Per Home (in thousands)	Average Home Size (Square Feet)	Estimated Average Cost Per Square Foot
Properties wholly-owned by CAH OP:
Arizona	1,033	$136,146	$132	1,653	$80
California	2,688	730,897	272	1,624	167
Colorado	494	76,578	155	1,694	92
Delaware	25	3,289	132	1,243	106
Florida	2,119	340,391	161	1,872	86
Georgia	2,844	341,229	120	1,891	63
Nevada	773	140,526	182	1,853	98
Pennsylvania	2	308	154	713	216
Texas	1,276	155,272	122	1,856	66
	11,254	$1,924,636	$171	1,805	$95
Jointly-owned properties (3)	1,104
	12,358

(1)
Represents total housing units, which are leased separately from any other housing units. No property with a single deed has more than four housing units, and less than 1% of our wholly owned properties have more than one housing unit.

(2)	Includes acquisition costs and actual renovation costs plus estimated renovation costs for homes currently in construction or not yet started.

(3)	Jointly-owned properties are owned through a joint venture with Fannie Mae in which CAH OP was admitted as a managing member for an aggregate payment of $35.1 million.

•
National Hotel Portfolio Mezzanine Loan. In May 2013, we and certain Co-Investment Funds participated in the origination of $560.0 million of mezzanine debt, consisting of senior and junior tranches, secured by the equity interests in an entity owning a diversified portfolio of 152 full service, limited service, and extended stay hotels located throughout the U.S. We and the Co-Investment Funds funded $327.6 million at closing, net of a 1% origination fee, of which our share was $173.3 million. The senior and junior tranches bear interest at a blended rate of 1-month LIBOR plus 10.8% and are subordinate to a $775.0 million first mortgage. Both loans have an initial maturity date of June 2016 and can be extended for a maximum of 24 months, subject to payment of extension fees and satisfaction of debt yield requirements.

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

•
Multifamily Portfolio Preferred Equity. In March 2013, we entered into a joint venture with a minority unaffiliated investor and a separate agreement with a third party sponsor to provide participating preferred equity to an entity investing in multifamily properties. At the March 2013 closing, we and the minority investor funded preferred equity of $34 million and $7 million, respectively, and the sponsor funded $14 million of common equity. In June 2013, we and the minority investor funded an additional $21 million and $4 million, respectively, of preferred equity and the sponsor funded $8 million of common equity. The common and preferred equity proceeds were used along with financing proceeds to acquire multifamily properties comprising approximately 3,700 units across nine apartment communities in Georgia, Texas and Florida. Our cumulative preferred equity of $55 million to-date provides a 12% preferred return, 1% issuance fee and a 30% profit participation after the joint venture and the sponsor have each attained a 12% internal rate of return. Our share of this participating preferred equity interest in the investment entity is 83%.

•
Boston Retail First Mortgage. On May 30, 2013, we originated a $32.7 million mortgage loan secured by a regional mall located in a suburb of Boston, MA. In addition to an initial funding component of $32.7 million bearing interest at 1-month LIBOR plus 6.0%, the loan includes a $9.0 million future funding component bearing interest at 1-month LIBOR plus 11.5% that the borrower can draw for reimbursement of budgeted tenant improvements, capital expenditures and leasing commissions. The mortgage loan has an initial maturity date of June 2016 and can be extended for a maximum of 24 months, subject to payment of extension fees and satisfaction of debt yield requirements.

•
California First Mortgage Portfolio I. In April 2013, we invested $27 million in a joint venture with certain Co-Investment Funds that acquired a portfolio of loans secured by commercial and residential real estate. The portfolio included 52 loans, of which 83% were performing at acquisition, with an aggregate UPB of approximately $72.3 million.

The aggregate purchase price for the portfolio was approximately $54 million, representing 75% of the portfolio's UPB. Our share of this investment is 50%.

•
Florida Retail First Mortgage. In February 2013, we invested $23 million in a joint venture with Co-Investment Funds that acquired a performing $59 million senior mortgage loan secured by a retail mall in Florida. The loan was acquired for $46 million, or 78% of the unpaid principal balance. The loan bears a 6.0% fixed interest rate with a 30-year amortization schedule and matures in May 2021. The current yield is approximately 9% based on purchase price. Our share of this investment is 50%.

•
California First Mortgage Portfolio II.  In June 2013, we invested $23 million in a joint venture with certain Co-Investment Funds that acquired a portfolio of loans secured by commercial and residential real estate. The portfolio included 41 loans, of which 100% were performing at acquisition, with an aggregate UPB of approximately $54.5 million. The aggregate purchase price for the portfolio was approximately $45 million, representing 83% of the portfolio's UPB. Our share of this investment is 50%.

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

•
Texas Master Planned Community Land Loan.  In May 2013, we invested in a joint venture with certain Co-Investment Funds that originated a $23.4 million loan to finance the development of a master planned residential community near Austin, TX. The loan matures in May 2018 and bears an interest rate of 14% paid in-kind, with a 1.0% origination fee, plus profit participation. Our share of this investment is 50%, or $12 million.

•
MF5 Loan Portfolio (formerly, MF5 CMBS). In February 2012, we invested $25 million in a joint venture with certain Co-Investment Funds that acquired the most senior bond and the interest-only certificate in a CMBS trust. The senior bond has a coupon of 5.1% and is secured by approximately 270 first mortgage loans (of which 89% were performing) collateralized primarily by multifamily properties. The aggregate purchase price for the senior bond and interest-only certificate was approximately $226.1 million, representing a discount of 27.4% to par value of the senior bond. In February 2013, the joint venture completed a desecuritization of the CMBS trust and sold a 40% participation interest in each of the assets previously held in the trust and recognized a gain on sale of $25.8 million. Our share of the gain, based on our 11% interest in the joint venture, was $2.8 million.

•
Marin Land Development Loan. In March 2013, we invested $10 million (with a future funding obligation of $3.4 million) in a joint venture with a Co-Investment Fund that originated a $26.8 million loan for the land acquisition and predevelopment costs for a mixed use development in San Rafael, CA. We and the Co-Investment Fund funded $20 million at closing for the acquisition and will fund the remaining $6.8 million upon completion of various items. The loan bears an interest rate of 10.0% current and 5.0% paid in-kind, with a 1.0% origination fee, and matures in March 2018. Our share of this investment is 50%.

•
First Republic Bank. During the six months ended June 30, 2013, we sold 442,437 shares of common stock in First Republic Bank for combined net cash proceeds of $16.4 million, and realized a combined gain of $7.1 million. In July 2013, we sold the remaining 173,495 shares of common stock in First Republic Bank for net cash proceeds of approximately $7.3 million. After giving effect to the July 2013 sale, we have sold all of our original 1,600,000 shares acquired in June 2010, for cumulative proceeds of $52.4 million, or approximately 2.2 times our original invested amount of $24 million.

•
Florida Residential Development Loan. In January 2013, we invested $10 million in a joint venture with a Co-Investment Fund that originated a $22 million first mortgage loan secured by a waterfront development parcel located in Florida. The loan bore an interest rate of 14%, with a 1% origination fee and a 1% exit fee. In June 2013, the borrower repaid the entire amount due under the loan agreement, including $5.5 million in yield maintenance and fees. Our share of this investment was 50%.

•
2100 Grand B-Note. In the first quarter of 2013, the master lease tenant of the office building securing a $21 million mortgage note filed for bankruptcy, triggering a technical default by the borrower. We had originated this loan in December 2010 together with a 1% sponsoring partner and sold an A-note participation to a third party. In April 2013, as a result of a default by the borrower due to the tenant's bankruptcy, we exercised our option to repurchase the A-note at par from the third party. In May 2013, upon sale of the collateral property, the borrower paid off the entire loan and accrued interest thereon, including a yield maintenance premium of $3.6 million. Our share of the gain on payoff was approximately $3.2 million, after the promote payment due to the sponsor.

•	WLH Stock. We indirectly owned approximately 2.4 million shares of Class A common stock of William Lyon Homes

(“WLH”), which we acquired in connection with the sale of residential lots to WLH in June 2012. In May 2013, WLH completed its initial public offering at a price of $25 per share, after giving effect to a 1-for-8.25 share reverse stock split. After giving effect to the reverse stock split, we indirectly own approximately 291,000 shares of WLH Class A common stock at a cost basis of $8.66 per share.

•
Loan Portfolio Financing. During the second quarter of 2013, three of our loan portfolios (Project London, Metro and Midwest) obtained financing from a commercial bank and returned 57% of our initial invested equity on a combined basis. The financing bears interest at 1-month LIBOR plus a spread of 3.75% to 4%. In connection with the financing, we obtained 2.5% LIBOR caps on 50% of the financing proceeds.

Some of the loans in our investment portfolio are in the process of being restructured or may otherwise be under credit watch or at risk. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. If we determine that it is probable that we will not be able to collect all amounts according to the terms of a particular loan agreement, we could be required to recognize an impairment charge or a loss on the loan. If our assumptions regarding, among other things, the present value of expected future cash flows or the value of the collateral securing our loans are incorrect or general economic and financial conditions cause a significant number of borrowers to become unable to make payments under their loans, we could be required to recognize significant impairment charges, which could result in a material reduction in earnings and distributions in the period in which the loans are determined to be impaired. As a result of this analysis, some of the loan portfolios held through unconsolidated joint ventures recognized impairment totaling $10.9 million during the quarter ended June 30, 2013. Our share of the impairment, based upon our economic interest in each portfolio, was $2.2 million.
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
Results of Operations—Comparison of Three Months Ended June 30, 2013 and 2012
In general, period-over-period increases in our results of operations reflect our ongoing investment activities and capital-raising efforts. At June 30, 2013, we had 55 active investments representing $1.8 billion of invested capital, including our investment in CAH OP, compared to 42 investments and $0.8 billion at June 30, 2012. Due to the overall growth and increased number of investments in nearly every category, the results of operations presented below for each period are not directly comparable and are not necessarily indicative of future financial condition or results of operations.
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
Income (loss) from our investments by type of investment is summarized below. We have recently re-categorized some of our investments and created additional categories within real estate debt investments. Certain amounts for the three months ended June 30, 2012 have been reclassified to conform to the current period presentation:

	Three Months Ended June 30, 2013
(In thousands)	Income (Loss)	Expenses, Other (Income) Loss and Income Tax Provision	Net Income Attributable to Noncontrolling Interests	Amounts Attributable to Colony Financial, Inc.
Amounts allocated to investment segments:
Real estate debt investments
Acquisitions:
Single loans—first mortgages	$6,550	$1,224	$1,545	$3,781
Single loans—subordinated debt (1)	1,572	1	207	1,364
Loan portfolios	9,377	304	—	9,073
CMBS/bonds	627	(193)	12	808
Total acquisitions	18,126	1,336	1,764	15,026
Originations:
Senior & whole mortgage loans	9,420	7	372	9,041
Subordinated debt (1)	15,305	118	2,975	12,212
Total originations	24,725	125	3,347	21,253
Other real estate ownership (2)	4,017	—	—	4,017
Total real estate debt investments	46,868	1,461	5,111	40,296
Single-family residential rentals	(2,647)	—	—	(2,647)
Total investments	44,221	1,461	5,111	37,649
Amounts not allocated to investment segments	103	12,101	—	(11,998)
	$44,324	$13,562	$5,111	$25,651

	Three Months Ended June 30, 2012
(In thousands)	Income (Loss)	Expenses, Other (Income) Loss and Income Tax Provision	Net Income Attributable to Noncontrolling Interests	Amounts Attributable to Colony Financial, Inc.
Amounts allocated to investment segments:
Real estate debt investments
Acquisitions:
Single loans—first mortgages	$4,685	$1,233	$1,074	$2,378
Single loans—subordinated debt (1)	1,256	1	129	1,126
Loan portfolios	6,760	659	—	6,101
CMBS/bonds	1,496	163	9	1,324
Total acquisitions	14,197	2,056	1,212	10,929
Originations:
Senior & whole mortgage loans	4,780	148	240	4,392
Subordinated debt (1)	3,484	189	2	3,293
Total originations	8,264	337	242	7,685
Other real estate ownership (2)	3,273	10	—	3,263
Total real estate debt investments	25,734	2,403	1,454	21,877
Single-family residential rentals	(123)	—	—	(123)
Total investments	25,611	2,403	1,454	21,754
Amounts not allocated to investment segments	3	6,656	—	(6,653)
	$25,614	$9,059	$1,454	$15,101

(1)	Subordinated debt includes B-notes, mezzanine loans, and preferred equity.

(2)
Other real estate ownership includes real estate or equity interests obtained through foreclosures or deed-in-lieu of foreclosure on the collateral on target assets originally acquired or originated as debt instruments, equity securities obtained in full or partial resolution of debt and our investment in shares of common stock of First Republic Bank.

Income from Real Estate Debt Investments
Income from acquired first mortgage loans for the three months ended June 30, 2013 increased $1.4 million, or 59%, compared to the three months ended June 30, 2012. The increase primarily reflects income from the Luxury Destination Club Recourse Loan II acquired in May 2012 and Florida Retail First Mortgage acquired in February 2013. The increase is partially offset by the reclassification of the Manhattan Landmark Buildings Loan as subordinated debt subsequent to the sale of an A-note in April 2012. Expenses on acquired first mortgage loans for the three months ended June 30, 2013 include interest expense and servicing costs on Luxury Destination Club Recourse Loan II. We obtained seller-provided financing for the May 2012 loan acquisition, which incurs contractual interest as well as amortization of deferred financing costs. All contractual interest due for the term of the financing was pre-funded by the borrower.
Income from acquired subordinated debt for the three months ended June 30, 2013 increased $0.2 million, or 21%, compared to the three months ended June 30, 2012. The increase primarily reflects a full quarter's effect from the Manhattan Landmark Buildings Loan B-note retained subsequent to the A-note sale in April 2012.
Income from loan portfolios include income from loan portfolios acquired in structured transactions with the FDIC as well as from commercial banks. For the three months ended June 30, 2013, income from loan portfolios increased $3.0 million, or 49%, compared to the three months ended June 30, 2012. The drivers of the overall increase are: additional income from six loan portfolios acquired subsequent to June 30, 2012, lower interest expense on FDIC purchase money notes resulting from principal payments, and favorable changes in expected accretable yields on some of our existing portfolios. These increases are partially offset by decreases due to ongoing loan resolutions, interest expense on new financing obtained in the current quarter on three loan portfolios, and a combined impairment of $2.2 million on six of our loan portfolios. Two of our FDIC portfolios acquired in late 2010 are managed by asset management companies that are wholly-owned by us. We charge a fee of 50 basis points on each portfolio’s UPB per annum, payable monthly.
Income from CMBS/bonds for the three months ended June 30, 2013 decreased $0.5 million, or 39%, compared to the three months ended June 30, 2012. The decrease primarily reflects reclassification of MF5 CMBS investment from CMBS/bonds to other loan portfolio following the desecuritization of the trust in February 2013.
Income from originated senior and whole mortgage loans for the three months ended June 30, 2013 increased $4.6 million, or 106%, compared to the three months ended June 30, 2012. The increase primarily reflects income generated from new originations including Hearthstone ADC Loan, Florida Residential Development Loan, Lifestyle Athletic Club Mortgage Participation, Boca Raton Multifamily Land Loan, Marin Land Development Loan, Texas Master Planned Community Land Loan and Boston Retail First Mortgage Loan, all originated after June 30, 2012. Included in income from originated senior and whole mortgage loans for the quarter ended June 30, 2013 is a $2.8 million gain on the Florida Residential Development Loan, which includes our share of the make-whole fee and exit fee paid by the borrower due to an early payoff in June 2013. The increases are partially offset by the payoff of WLH Secured Loan in November 2012.
Income from originated subordinated debt for the three months ended June 30, 2013 increased $8.9 million, or 271%, compared to the three months ended June 30, 2012. The increase primarily reflects income from new originations including One Court Square Preferred Equity originated in July 2012, Multifamily Portfolio Preferred Equity originated in March 2013 and National Hotel Portfolio Mezzanine Loan originated in May 2013, among others. The increase also reflects gains recognized from the early payoff of 2100 Grand B-Note and Luxury Destination Resort Loan of $3.2 million and $0.8 million, respectively, during the quarter ended June 30, 2013.
Income from other real estate ownership for the three months ended June 30, 2013 increased $0.8 million, or 23%, compared to the three months ended June 30, 2012. Income from other real estate ownership for the three months ended June 30, 2013 includes a $2.8 million gain from the sale of 161,085 shares of common stock in First Republic Bank. Income from other real estate ownership for the three months ended June 30, 2012 reflects a $1.8 million gain recognized from the sale of all assets of WLH Land Acquisition. The increase also reflects improved operations of our Hotel Portfolio, due to ongoing marketing and rehabilitation efforts, and a renewed focus on operations following the December 2012 restructuring and change in hotel management.
Certain investments individually generated greater than 10% of our total income for the periods presented. For the three months ended June 30, 2013, Luxury Destination Club Recourse Loan I and II, which share the same corporate guarantor, generated 15% of total income. After deducting investment-specific interest and other expenses, and amounts attributable to noncontrolling interests, Luxury Destination Club Recourse Loan I and II represent 12% of our net income attributable to stockholders. No other individual investment generated greater than 10% of our total income during the three months ended June 30, 2013 and 2012.

Loss from Single-Family Residential Rentals
Our investment in single-family residential rentals through CAH OP generated a loss of $2.6 million and $0.1 million during the three months ended June 30, 2013 and 2012, respectively, of which approximately $1.6 million and $0.1 million, respectively, represent our share of depreciation expense. The SFR rental business was started in March 2012 and the business has grown rapidly, therefore prior year results are not comparable to the current year results. As of June 30, 2013, CAH OP owned 12,358 units in nine states, including units operated in a joint venture with Fannie Mae, compared to 1,156 homes as of June 30, 2012 and 5,405 homes as of December 31, 2012. As of June 30, 2013, the portfolio of homes owned for greater than 180 days was 85% leased, while the overall portfolio was 49% leased. While renovation and leasing productivity continued to improve since the first quarter, the business has not achieved optimal scale in its target markets and acquisitions continue to outpace lease-up as the business builds its portfolio. Therefore, current quarter results are not indicative of a stabilized portfolio and reflects operating and administrative expenses that are disproportionate to the revenues generated from properties.
Amounts Not Allocated to Investments
Certain non-investment-specific income and expense amounts not allocated to segments are summarized below.

	Three Months Ended June 30,
(in thousands)	2013	2012
Interest income from cash	$103	$3
Expenses:
Management fees	$6,422	$3,944
Unconsummated deal expenses	222	89
Interest expense	3,479	704
Administrative expense	1,736	1,478
Income tax provision	242	441
Total expenses	$12,101	$6,656

•	Management Fees—Management fees include the following:

	Three Months Ended June 30,
(in thousands)	2013	2012
Base management fees	$5,435	$2,813
Share-based compensation	987	608
Incentive fees	—	523
	$6,422	$3,944
Base management fees have increased by approximately $2.6 million from the three months ended June 30, 2012 to the three months ended June 30, 2013 due to an increase in our fee base, as defined in our management agreement with the Manager, and is largely dependent upon net proceeds from equity offerings. The increase resulted from one preferred stock offering, three common stock offerings and stock issued under the ATM Program since June 30, 2012, with combined net proceeds of approximately $732 million. Share-based compensation for both periods represents expense recognized on restricted shares awarded to our Manager, certain of our executive officers and certain employees of our Manager and its affiliates in 2012, and reflects the amortization of estimated fair value of unvested shares, which we remeasure on a quarterly basis. Based upon the vesting schedule of shares awarded and the fair value as of each measurement date, share-based compensation could fluctuate significantly. Incentive fees are based upon our Core Earnings, further described under “—Non-GAAP Supplemental Financial Measure: Core Earnings,” and are payable to our Manager in shares of our common stock. We did not meet the Core Earnings threshold for an incentive fee accrual for the three months ended June 30, 2013.

•
Interest Expense—For the three months ended June 30, 2013 and 2012, we incurred non-segment interest expense of $3.5 million and $0.7 million, respectively, primarily on our credit facility and convertible senior notes. Interest expense for the second quarter of 2013 was higher as the convertible senior notes were newly issued in April 2013 and due to higher average outstanding borrowings to temporarily finance our investment activities during that period. We do not attribute borrowings on our credit facility or proceeds from issuance of convertible notes to specific investments.

•	Administrative Expenses—Administrative expenses are summarized below:

	Three Months Ended June 30,
(In thousands)	2013	2012
Reimbursements to Colony Capital:
Compensation pursuant to secondment agreement	$301	$301
Allocated overhead and direct administrative expenses	474	282
Total reimbursements to Colony Capital	775	583
Professional fees	447	453
Other	514	442
	$1,736	$1,478
Total administrative expenses for the three months ended June 30, 2013 increased $0.3 million, or 17%, compared to the second quarter of 2012. The slight increase reflects the added administrative burden associated with the growth of our business.

•
Income Tax Provision—Our TRSs, which directly or indirectly hold certain of our investments, are subject to corporate level federal, state, foreign and local income taxes. For the three months ended June 30, 2013 and 2012, we incurred income tax expense of $0.2 million and $0.4 million, respectively. The income tax provision for the second quarter of 2013 primarily reflects current income taxes due on loan resolutions in the Cushman ADC FDIC Portfolio and the Bulls Loan Portfolio, from the operations of our TRSs and asset management companies, and from operations relating to our investment in the Hotel Portfolio. The current taxes are partially offset by a net deferred tax benefit resulting from temporary differences related to income recognition for those same investments. The current taxes are partially offset by a net deferred tax benefit resulting from temporary differences related to income recognition for those same investments. The income tax provision for the second quarter of 2012 reflects current income taxes payable on loan resolutions in Cushman ADC FDIC Portfolio and from the operations of our TRSs. The current taxes payable are partially offset by a net deferred tax benefit resulting from temporary differences related to income recognition for our BOW Loan Portfolio, Bulls Loan Portfolio, Cushman ADC FDIC Portfolio and investments in certain of our foreign joint ventures.

Comparison of Six Months Ended June 30, 2013 and 2012
Income from Our Investments
Income (loss) from our investments by type of investment is summarized below. We have recently re-categorized some of our investments and created additional categories within real estate debt investments. Certain amounts for the six months ended June 30, 2012 have been reclassified to conform to the current period presentation:

	Six Months Ended June 30, 2013
(In thousands)	Income (Loss)	Expenses, Other (Income) Loss and Income Tax Provision	Net Income Attributable to Noncontrolling Interests	Amounts Attributable to Colony Financial, Inc.
Amounts allocated to investment segments:
Real estate debt investments
Acquisitions:
Single loans—first mortgages	$13,204	$2,586	$3,049	$7,569
Single loans—subordinated debt (1)	3,123	1	403	2,719
Loan portfolios	18,652	669	—	17,983
CMBS/bonds	4,736	(122)	23	4,835
Total acquisitions	39,715	3,134	3,475	33,106
Originations:
Senior & whole mortgage loans	13,212	8	740	12,464
Subordinated debt (1)	21,292	329	3,483	17,480
Total originations	34,504	337	4,223	29,944
Other real estate ownership (2)	7,167	—	—	7,167
Total real estate debt investments	81,386	3,471	7,698	70,217
Single-family residential rentals	(3,731)	—	—	(3,731)
Total investments	77,655	3,471	7,698	66,486
Amounts not allocated to investment segments	254	21,682	—	(21,428)
	$77,909	$25,153	$7,698	$45,058

	Six Months Ended June 30, 2012
(In thousands)	Income (Loss)	Expenses, Other (Income) Loss and Income Tax Provision	Net Income Attributable to Noncontrolling Interests	Amounts Attributable to Colony Financial, Inc.
Amounts allocated to investment segments:
Real estate debt investments
Acquisitions:
Single loans—first mortgages	$6,638	$1,237	$1,369	$4,032
Single loans—subordinated debt (1)	1,451	1	129	1,321
Loan portfolios	15,022	1,146	—	13,876
CMBS/bonds	2,575	346	20	2,209
Total acquisitions	25,686	2,730	1,518	21,438
Originations:
Senior & whole mortgage loans	9,415	150	240	9,025
Subordinated debt (1)	6,521	376	5	6,140
Total originations	15,936	526	245	15,165
Other real estate ownership (2)	5,927	22	—	5,905
Total real estate debt investments	47,549	3,278	1,763	42,508
Single-family residential rentals	(123)	—	—	(123)
Total investments	47,426	3,278	1,763	42,385
Amounts not allocated to investment segments	5	14,821	—	(14,816)
	$47,431	$18,099	$1,763	$27,569

(1)	Subordinated debt includes B-notes, mezzanine loans, and preferred equity.

(2)
Other real estate ownership includes real estate or equity interests obtained through foreclosures or deed-in-lieu of foreclosure on the collateral on target assets originally acquired or originated as debt instruments, equity securities obtained in full or partial resolution of debt and our investment in shares of common stock of First Republic Bank.

Income from Real Estate Debt Investments
Income from our debt investments for the six months ended June 30, 2013 increased approximately $27.7 million, or 65%, compared to the corresponding period in 2012. The substantial increase reflects our continuing investment activity throughout 2012 and 2013. Many of our investments owned as of June 30, 2013 were not owned for all or part of the six months ended June 30, 2012, and we added new investments in various categories, as summarized in our investments table in “—Our Investments.” Income from our debt investments for the six months ended June 30, 2013 includes a $2.8 million gain recognized from the sale of 40% participation interests in the underlying loans of MF5 CMBS in February 2013, gains from the early payoff of the Florida Residential Development Loan in June 2013, Luxury Destination Resort Loan in May 2013 and 2100 Grand B-Note in May 2013 in the amounts of $2.8 million, $0.8 million and $3.2 million, respectively, as well as gain recognized from the sale of more shares of common stock in First Republic Bank during the first half of 2013 compared to the first half of 2012. These gains, along with a substantial increase in invested equity in debt investments—from $0.7 billion at June 30, 2012 to $1.2 billion at June 30, 2012—account for the period-over-period increase in income.
Certain investments individually generated greater than 10% of our total income for the periods presented. For the six months ended June 30, 2013, Luxury Destination Club Recourse Loan I and II, which share the same corporate guarantor, generated 17% of total income. After deducting investment-specific interest and other expenses, and amounts attributable to noncontrolling interests, these investments represent 14% of our net income attributable to stockholders. No individual investment generated greater than 10% of our total income during the six months ended June 30, 2012.
Loss from Single-Family Residential Rentals
Our investment in single-family residential rentals through CAH OP generated a loss of $3.7 million and $0.1 million during the six months ended June 30, 2013 and 2012, respectively, of which approximately $2.6 million and $0.1 million, respectively, represent our share of depreciation expense. The SFR rental business was started in March 2012 and the business has grown rapidly, therefore prior year results are not comparable to the current year results. While renovation and leasing productivity continued to improve since the first quarter, the business has not achieved optimal scale in its target markets and acquisitions continue to outpace lease-up as the business builds its portfolio. Therefore, current quarter results are not indicative of a stabilized portfolio and reflects operating and administrative expenses that are disproportionate to the revenues generated from properties.
Amounts Not Allocated to Investments
Certain non-investment-specific income and expense amounts not allocated to segments are summarized below.

	Six Months Ended June 30,
(in thousands)	2013	2012
Interest income from cash	$254	$5
Expenses:
Management fees	$12,792	$8,464
Unconsummated deal expenses	330	296
Interest expense	4,387	2,024
Administrative expense	3,579	3,232
Income tax provision	594	805
Total expenses	$21,682	$14,821

•	Management Fees—Management fees include the following:

	Six Months Ended June 30,
(in thousands)	2013	2012
Base management fees	$10,687	$5,164
Share-based compensation	2,105	2,364
Incentive fees	—	936
	$12,792	$8,464

Base management fees have increased by approximately $5.5 million from the six months ended June 30, 2012 to six months ended June 30, 2013 due to an increase in our fee base, as defined in our management agreement with the Manager, and is largely dependent upon net proceeds from equity offerings. The increase resulted from one preferred stock offering, three common stock offerings and stock issued under the ATM Program since June 30, 2012, with combined net proceeds of approximately $732 million. Share-based compensation for both periods represents expense recognized on restricted shares awarded to our Manager, certain of our executive officers and certain employees of our Manager and its affiliates in 2012, and reflects the amortization of estimated fair value of unvested shares, which we remeasure on a quarterly basis. Based upon the vesting schedule of shares awarded and the fair value as of each measurement date, share-based compensation could fluctuate significantly. Incentive fees are based upon our Core Earnings, further described under “—Non-GAAP Supplemental Financial Measure: Core Earnings,” and are payable to our Manager in shares of our common stock. We did not meet the Core Earnings threshold for an incentive fee accrual for the six months ended June 30, 2013.

•
Interest Expense—For the six months ended June 30, 2013 and 2012, we incurred non-segment interest expense of $4.4 million and $2.0 million, respectively, primarily on our credit facility and convertible senior notes. Interest expense for the first half of 2013 was higher as the convertible senior notes were newly issued in April 2013 and due to higher average outstanding borrowings to temporarily finance our investment activities during that period. We do not attribute borrowings on our credit facility or proceeds from issuance of convertible notes to specific investments.

•	Administrative Expenses—Administrative expenses are summarized below:

	Six Months Ended June 30,
(In thousands)	2013	2012
Reimbursements to Colony Capital:
Compensation pursuant to secondment agreement	$609	$598
Allocated overhead and direct administrative expenses	827	576
Total reimbursements to Colony Capital	1,436	1,174
Professional fees	1,220	1,111
Other	923	947
	$3,579	$3,232
Total administrative expenses for the six months ended June 30, 2013 increased $0.3 million, or 11%, compared to the first half of 2012. The slight increase reflects the added administrative burden associated with the growth of our business.

•
Income Tax Provision—Our TRSs, which directly or indirectly hold certain of our investments, are subject to corporate level federal, state, foreign and local income taxes. For the six months ended June 30, 2013 and 2012, we incurred income tax expense of $0.6 million and $0.8 million. The income tax provision for the first half of 2013 primarily reflects current income taxes due on loan resolutions in the Cushman ADC FDIC Portfolio and the Bulls Loan Portfolio, from the operations of our TRSs and asset management companies, and from operations relating to our investment in the Hotel Portfolio. The current taxes are partially offset by a net deferred tax benefit resulting from temporary differences related to income recognition for those same investments. The income tax provision for the first half of 2012 reflects current income taxes payable on loan resolutions in the Cushman ADC FDIC Portfolio and from the operations of our TRSs. The current taxes payable are partially offset by a net deferred tax benefit resulting from temporary differences related to income recognition for our BOW Loan Portfolio, Bulls Loan Portfolio, Cushman ADC FDIC Portfolio and investments in certain of our foreign joint ventures.

Information About Our Real Estate Debt Portfolio
The following tables summarize certain characteristics of the loans and beneficial interests in securities held by the Company and the joint ventures and our proportionate share:

	June 30, 2013
($ in thousands)	Total Portfolio		Company’s Proportionate Share
Collateral Type	Unpaid Principal Balance	Amortized Cost (1)	Unpaid Principal Balance	Amortized Cost (1)(2)	% of Amortized Cost	Weighted Average Coupon	Current Interest Yield on Cost	Weighted Average Maturity in Years
Originated performing loans
Retail	$92,650	$92,241	$92,650	$92,241	8.4%	8.5%	8.5%	3.0
Hospitality	449,193	445,448	250,437	248,406	22.5%	11.0%	11.1%	3.5
Other commercial	128,370	127,560	125,720	124,910	11.3%	8.1%	8.1%	4.4
Residential	79,066	78,539	33,008	32,788	3.0%	13.1%	13.3%	3.4
Land	94,739	90,162	47,164	44,877	4.1%	12.5%	13.3%	3.2
Total originated performing loans	844,018	833,950	548,979	543,222	49.3%	10.2%	10.3%	3.6
Acquired loans and beneficial interests in bonds
Performing:
Retail	429,363	309,753	116,420	89,929	8.2%	5.7%	7.4%	4.7
Office	289,188	202,939	76,106	52,970	4.8%	5.4%	8.1%	4.5
Industrial	225,544	168,991	47,443	35,227	3.2%	6.3%	8.4%	7.6
Hospitality	290,256	240,368	134,721	114,620	10.4%	8.4%	10.1%	1.6
Multifamily	395,342	310,740	112,623	95,031	8.6%	4.8%	5.4%	11.5
Other commercial	311,478	203,226	41,062	27,454	2.5%	9.7%	13.0%	3.3
Residential	72,506	43,663	20,045	14,191	1.3%	4.4%	5.4%	17.6
Land	143,825	61,814	19,528	9,561	0.9%	6.1%	11.7%	1.5
Total acquired performing	2,157,502	1,541,494	567,948	438,983	39.9%	6.4%	8.2%	5.8
Non-performing:
Retail	276,505	126,497	45,149	20,484	1.8%
Office	412,524	103,502	114,529	25,243	2.3%
Industrial	153,376	71,551	31,911	16,332	1.5%
Hospitality	53,730	27,357	7,235	3,604	0.3%
Multifamily	159,567	75,062	38,753	17,684	1.6%
Other commercial	340,803	118,572	45,261	15,143	1.4%
Residential	150,156	45,112	23,496	8,582	0.8%
Land	716,628	137,073	68,850	13,763	1.1%
Total acquired non-performing	2,263,289	704,726	375,184	120,835	10.8%
Total acquired loans	4,420,791	2,246,220	943,132	559,818	50.7%
Total portfolio	$5,264,809	$3,080,170	$1,492,111	$1,103,040	100.0%

	December 31, 2012
($ in thousands)	Total Portfolio		Company’s Proportionate Share
Collateral Type	Unpaid Principal Balance	Amortized Cost (1)	Unpaid Principal Balance	Amortized Cost (1)(2)	% of Amortized Cost	Weighted Average Coupon	Current Interest Yield on Cost	Weighted Average Maturity in Years
Originated performing loans
Retail	$60,000	$60,000	$60,000	$60,000	8.1%	9.8%	9.8%	3.5
Office	20,258	20,223	20,056	20,021	2.7%	8.0%	8.0%	2.9
Hospitality	133,285	132,515	82,937	82,472	11.2%	11.4%	11.5%	5.3
Other commercial	6,109	6,109	3,054	3,054	0.4%	12.2%	12.2%	1.8
Residential	82,196	79,840	34,960	33,860	4.6%	12.2%	12.8%	3.3
Total originated performing loans	301,848	298,687	201,007	199,407	27.0%	10.7%	10.9%	4.1
Acquired loans and beneficial interests in bonds
Performing:
Retail	415,149	293,227	92,534	69,409	9.4%	5.7%	7.6%	4.0
Office	307,008	211,378	77,266	52,032	7.1%	5.4%	8.3%	4.9
Industrial	244,140	182,908	49,032	36,085	4.9%	6.3%	8.7%	7.2
Hospitality	300,291	247,002	139,883	118,080	16.0%	8.6%	10.3%	1.9
Multifamily	478,674	370,053	104,569	87,722	11.9%	5.0%	6.0%	10.9
Other commercial	358,800	233,877	43,971	28,872	3.9%	9.6%	13.9%	3.3
Residential	58,077	28,128	8,881	4,781	0.6%	5.6%	10.3%	7.6
Land	159,611	67,642	17,228	6,968	0.9%	5.6%	14.3%	1.8
Total acquired performing	2,321,750	1,634,215	533,364	403,949	54.7%	6.6%	8.9%	5.1
Non-performing:
Retail	322,592	145,863	50,130	23,371	3.1%
Office	422,423	106,487	114,910	24,724	3.4%
Industrial	181,647	86,819	35,338	17,946	2.4%
Hospitality	74,334	40,046	9,159	4,902	0.7%
Multifamily	200,119	91,772	41,704	17,618	2.4%
Other commercial	401,434	138,128	55,406	18,189	2.5%
Residential	182,411	58,319	29,431	11,847	1.6%
Land	856,417	164,897	80,024	15,953	2.2%
Total acquired non-performing	2,641,377	832,331	416,102	134,550	18.3%
Total acquired loans	4,963,127	2,466,546	949,466	538,499	73.0%
Total portfolio	$5,264,975	$2,765,233	$1,150,473	$737,906	100.0%

(1)	The following table summarizes the amortized cost of the total portfolio and the Company's proportionate share included in the table above:

(Amounts in thousands)	June 30, 2013		December 31, 2012
	Total Portfolio	Company’s Proportionate Share	Total Portfolio	Company’s Proportionate Share
Loans receivable, net, on the Company's consolidated balance sheet	$787,814	$544,069	$333,569	$240,914
Beneficial interests in debt securities on the Company's consolidated balance sheet	31,192	31,036	32,055	31,895
Loans receivable, net, held by unconsolidated joint ventures	2,241,237	517,972	2,383,748	457,166
ADC loans held by unconsolidated joint ventures (a)	19,927	9,963	15,861	7,931
	$3,080,170	$1,103,040	$2,765,233	$737,906

(a)	Certain acquisition, development and construction loans are accounted for under the equity method depending upon their characteristics.

(2)	Our proportionate share of amortized cost is calculated as our share of the loans and debt securities based upon our ownership interest in each respective investment entity.

As of June 30, 2013, the Company’s and the joint ventures’ performing loan portfolio comprised fixed rate loans bearing interest rates ranging from 1.0% to 21.0% (weighted average of 7.4%) with an aggregate UPB of $1.55 billion and variable rate loans bearing interest rates ranging from 1.2% to 12.2% (weighted average of 7.1%) with an aggregate UPB of $1.45 billion. Maturity dates of performing loans range from July 2013 to December 2040. Scheduled maturities based on UPB of performing loans as of June 30, 2013 are as follows:

(In thousands)
One year or less	$699,992
Greater than one year and less than five years	1,610,911
Greater than or equal to five years	690,617
Total	$3,001,520
Liquidity and Capital Resources
Our current primary uses of liquidity are to fund:

•	acquisitions of our target assets and related ongoing commitments;

•	our operations, including overhead costs and the management fee to our Manager;

•	distributions to our stockholders; and

•	principal and interest payments on our borrowings, including interest obligation on our recently issued convertible debt.
Our current primary sources of liquidity are:

•	cash on hand;

•	our credit facility;

•	cash flow generated from our investments, both from operations and return of capital;

•	proceeds from full or partial realization of investments;

•	investment-level financing; and

•	proceeds from public or private equity and debt offerings.

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
Pursuant to the operating agreements of some of our unconsolidated joint ventures, we may be required to fund additional amounts for future investments, unfunded lending commitments, ordinary operating costs, guaranties or commitments of the joint ventures. Our share of those commitments as of June 30, 2013 was $16.1 million.
At June 30, 2013, we had combined unfunded lending commitments of $17.3 million on two of our originated loans.
Off-Balance Sheet Arrangements
Several of our unconsolidated joint ventures have financing that is not reflected on our balance sheet. See "—Investment-Level Financing" for additional information.
Dividends
U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We intend to pay regular quarterly dividends to our stockholders in an amount equal to our net taxable income, if and to the extent authorized by our board of directors. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service, if any. In addition, our new credit facility limits the amount of distributions as follows: (1) for the year ending December 31, 2013, the greater of (i) 110% of taxable income plus depreciation expense and (ii) 140% of Core Earnings as defined below, and (2) thereafter, 115% of taxable income plus depreciation expense. If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.
Common Stock—Our board of directors declared the following dividends in 2013:

Quarter Ended	Dividends Declared per Share	Date Paid
March 31, 2013	$0.35	April 15, 2013
June 30, 2013	$0.35	July 15, 2013
Preferred Stock—We are required to make quarterly cash distributions on the 10,080,000 shares of 8.5% Series A Preferred Stock outstanding. The aggregate quarterly amount of $5.4 million, or $0.53125 per share, is payable on or about the 15th of each January, April, July and October.
Cash and Cash Flows
As of August 7, 2013, we had approximately $14.3 million of cash on hand.
The following table summarizes our cash flow activity for the periods presented:

	Six Months Ended June 30,
(In thousands)	2013	2012
Net cash provided by operating activities	$58,787	$29,674
Net cash used in investing activities	(826,796)	(134,515)
Net cash provided by financing activities	617,910	109,133
Operating Activities
For the six months ended June 30, 2013, cash flows from operating activities increased $29.1 million, or 98%, compared to the six months ended June 30, 2012. The increase reflects the substantial increase in the number of investments in our portfolio. Cash flows from operating activities are primarily distributions of earnings from unconsolidated joint ventures and interest received from our investments in loans, partially offset by payment of operating expenses.
Investing Activities
The substantial increase in net cash used in investing activities reflect our growth and investment of recycled capital and new financing proceeds in income-producing assets. Cash outlays for our contributions to unconsolidated joint ventures and for investments in loans during the periods are partially offset by distributions of capital from unconsolidated joint ventures resulting from principal repayments, loan resolutions and financing activities. Cash provided by investing activities also includes principal repayments of loans receivable. We invested approximately $673.8 million and $228.7 million, primarily in new investments, during the six months ended June 30, 2013 and 2012, respectively. We also invested an additional $295 million in our existing single-family homes rental platform during the six months ended June 30, 2013.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2013 reflects net proceeds of approximately $232.3 million from our common stock offering in January 2013, $23.9 million from at-the-market common stock offering and $194 million from issuance of convertible senior notes, $89 million net borrowings on our credit facility and contributions from noncontrolling interests of $164.8 million primarily related to National Hotel Portfolio Mezzanine Loan. These amounts were offset by $54.4 million payment of dividends, $24.1 million of repayments on secured financing, and $6.1 million distributions to noncontrolling interests. Net cash provided by financing activities for the six months ended June 30, 2012 related primarily to the net proceeds of $140.4 million from our preferred stock offering and contributions from noncontrolling interests of $36.4 million. The cash inflows were offset by $22.3 million payment of dividends and net repayments of $36 million on our credit facility.

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
For the six months ended June 30, 2013, our investments generated $204.6 million of cash from various sources as follows:

•
Acquired loans—We received approximately $125.3 million from our acquired single loans and loan portfolios from various sources, such as interest and fees, loan sales and principal receipts including payoffs, and distributed $3.5 million of this amount to noncontrolling interests. Approximately $87.6 million of cash received was capital in nature. The major contributors to capital returned were $51.7 million from investment-level financing on Project London Loan Portfolio, Metro Loan Portfolio and Midwest Loan Portfolio, $10.4 million from MF5 CMBS from the partial sale of participation interest and $10.4 million of principal receipts on the Luxury Destination Club Recourse Loan II.

•
Originated loans—We received approximately $60.9 million from our originated loans and distributed $2.6 million to noncontrolling interests. Approximately $38.4 million of cash received was capital in nature including $20.3 million, $7.3 million and $9.9 million from the early payoff of 2100 Grand loan, Luxury Destination Resort Loan and Florida Residential Development Loan, respectively. Remainder of the cash generated from originated loans consists of current interest and required principal payments received.

•
Other real estate investments—We received approximately $18.7 million from our other real estate investments of which $16.6 million was from the sale of 442,437 shares of common stock of First Republic Bank.

•	Single-family residential rentals—We received approximately $5.8 million from our investments in the single-family residential rentals, which was entirely a return of capital.
 Credit Facility
On August 6, 2013, we entered into a new credit agreement (the “New Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent, and certain lenders, which provides a credit facility in the initial maximum principal amount of $360 million which may be increased to $600 million, subject to certain conditions, including each lender or substitute lender agreeing to provide commitments for such increased amount.
The maximum amount available to borrow under the New Credit Agreement at any time is limited by a borrowing base of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of net book value or a multiple of Core Earnings.
At closing of the New Credit Agreement, the borrowing base valuation was sufficient to permit borrowings of up to the entire $360 million commitment, of which we drew $64.0 million to repay all existing obligations under our previous Credit Agreement with Bank of America, N.A., pay closing costs associated with the New Credit Agreement and fund a new investment. As of August 7, 2013, the remaining availability for borrowing under the New Credit Agreement was $296 million.
Our previous Credit Agreement with Bank of America, N.A. contained covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. At June 30, 2013, we were in compliance with all debt covenants. The following table summarizes the key financial covenants and our actual results as of and for the three months ended June 30, 2013:

		Actual Level
($ in thousands)	Covenant Level	June 30, 2013
Financial covenant as defined in the credit agreement:
Consolidated Tangible Net Worth	Minimum $1,183,007	$1,465,159
Consolidated Fixed Charge Coverage Ratio	Minimum 2.25 to 1.0	5.53 to 1.0
Consolidated Leverage Ratio	Maximum 0.5 to 1.0	0.23 to 1.0
Liquidity	Minimum $5,000	$106,100
Total Facility Permitted Borrowings	Maximum $175,000	$89,000
The New Credit Agreement also contains financial covenants similar to those applicable under our previous Credit Agreement, including a maximum leverage ratio, a minimum fixed charge coverage ratio, a minimum consolidated tangible net worth level and minimum liquidity level. For more information concerning these covenants and other material terms of the New Credit Agreement, please see our Current Report on Form 8-K filed on August 8, 2013.
Investment-Level Financing
The structured transactions with the FDIC were consummated in part with leverage provided by the FDIC with zero-coupon financing and terms ranging from two to seven years. As of June 30, 2013, five of eight FDIC portfolios had fully repaid or defeased the purchase money notes and are making distributions to investors. The notes are not guaranteed by the managing member entities in which we have ownership interests and are non-recourse to us. In addition to FDIC financing, we have various forms of investment-level financing on several of our investments, including Bulls Loan Portfolio, Project London Loan Portfolio, Metro Loan Portfolio, Midwest Loan Portfolio, Hotel Portfolio and Luxury Destination Club Recourse Loan II. The Hotel Portfolio we acquired through foreclosure is subject to an existing mortgage loan.
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
Convertible Notes
In April 2013, we issued $200 million of our 5% Convertible Notes due on April 15, 2023 to underwriters at a discount of 3%. The net offering proceeds, after deducting underwriting discounts and offering costs payable by us, were approximately $193.7 million. These Convertible Notes bear interest at 5% per annum which is payable semiannually in arrears on April 15 and October 15 of each year, beginning on October 15, 2013. The holders of the Convertible Notes may convert their Convertible Notes into shares of our common stock, at their option, at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, subject to certain limitations as described in the indenture, at the applicable conversion rate in effect on the conversion date. The conversion rate is initially set to equal 42.3819 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to a conversion price of approximately $23.60 per share of common stock), subject to adjustment upon the occurrence of certain events. We may redeem the Convertible Notes at our option at any time on or after April 22, 2020 if the last reported sale price of our common stock has been at least 130% of the conversion price of the Convertible Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption, at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. We used the proceeds from the Convertible Notes offering to acquire our target assets and for working capital and general corporate purposes.
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
In May 2013, we entered into separate “at-the-market” equity distribution agreements with certain sales agents to offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $200 million (the "ATM Program"). Sales of the shares may be made in negotiated transactions and/or transactions that are deemed to be "at the market" offerings, including sales made by means of ordinary brokers' transactions, including directly on the New York Stock Exchange (“NYSE”), or sales made to or through a market maker other than on an exchange. We are required to pay each sales agent a commission not to exceed 2% of the gross sales proceeds for any common stock sold through such agent. During the three months ended June 30, 2013, we sold 1,072,002 shares of our common stock under the ATM Program for net offering proceeds of $23.9 million after deducting commissions. We used the net proceeds from the offering to make investments and repay amounts outstanding under the credit facility. In July 2013, we sold 683,292 shares of our common stock under the ATM Program for net offering proceeds of $13.9 million after deducting commissions. As of August 7, 2013, we had $161.8 million remaining under the ATM Program.
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
Portions of adjustments to GAAP net income to reconcile to Core Earnings represent our proportionate share of such items incurred by our unconsolidated joint ventures. A reconciliation of our GAAP net income attributable to common stockholders to Core Earnings is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
GAAP net income attributable to common stockholders	$20,296	$12,019	$34,348	$24,111
Adjustments to GAAP net income to reconcile to Core Earnings:
Noncash equity compensation expense	1,059	693	2,246	2,609
Incentive fee	—	523	—	936
Depreciation expense	2,519	654	4,354	1,504
Net unrealized (gain) loss on derivatives	(297)	(100)	(324)	80
Core Earnings	$23,577	$13,789	$40,624	$29,240

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
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
Interest Rate and Credit Curve Spread Risk
Interest rate risk relates to the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Credit curve spread risk is highly sensitive to the dynamics of the markets for commercial real estate loans and securities we hold. Excessive supply of these assets combined with reduced demand will cause the market to require a higher yield. This demand for higher yield will cause the market to use a higher spread over the U.S. Treasury securities yield curve, or other benchmark interest rates, to value these assets. The majority of the performing loans held by our unconsolidated joint ventures are fixed rate loans. As U.S. Treasury securities are priced to a higher yield and/or the spread to U.S. Treasuries used to price the assets increases, the price at which the joint ventures could sell some of the assets may decline. Conversely, as U.S. Treasury securities are priced to a lower yield and/or the spread to U.S. Treasuries used to price the assets decreases, the value of the loan portfolios may increase. In addition, fluctuations in LIBOR rates may affect the amount of interest expense we incur in connection with borrowings under our credit facility, which, based on our debt ratio as of June 30, 2013, incurred interest expense at a per annum rate equal to the sum of, at our election, the one, two, three, six, or twelve-month LIBOR plus 3.5%. As of June 30, 2013, we had outstanding borrowings under the credit facility of $89 million bearing interest at 3.5% plus one-month LIBOR, or 3.7%. Assuming no changes in the outstanding balance of, or interest rate applicable to, our existing variable rate debt as of June 30, 2013, a 100-basis point increase in the one-month LIBOR would have increased our annual interest expense by approximately $0.9 million.
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

Currency Risk
We have foreign currency rate exposures related to our equity investments in joint ventures which hold certain commercial real estate loan investments in Europe. Our sole currency exposure is to the Euro. Changes in currency rates can adversely affect the fair values and earnings of our non-U.S. holdings. As of June 30, 2013, we had approximately €30.1 million, or $39.2 million, in European investments. Net tax-effected accumulated foreign exchange loss on the European investments was approximately $3.5 million, or $2.7 million after hedge gain. A 1% change in the exchange rate would result in a $0.4 million increase or decrease in translation gain or loss on our investments in unconsolidated joint ventures. We mitigate this risk by utilizing currency instruments to hedge the capital portion of our foreign currency risk. The type of hedging instrument that we employed on our European investments was a costless collar (buying a protective put while writing an out-of-the-money covered call with a strike price at which the premium received is equal to the premium of the protective put purchased) which involved no initial capital outlay. The puts were structured with strike prices approximately 10% lower than our cost basis in such investments, thereby limiting any Euro related foreign exchange related fluctuations to approximately 10% of the original capital invested in the deal.
At June 30, 2013, we had seven outstanding collars with an aggregate notional amount of €23.9 million. The maturity dates of such instruments approximate the projected dates of related cash flows for specific investments. Termination or maturity of currency hedging instruments may result in an obligation for payment to or from the counterparty to the hedging agreement. We are exposed to credit loss in the event of non-performance by counterparties for these contracts. To manage this risk, we select major international banks and financial institutions as counterparties and perform a quarterly review of the financial health and stability of our trading counterparties. Based on our review as of June 30, 2013, we do not expect any counterparty to default on its obligations.
The following table summarizes the notional amount and fair value of our collars as of June 30, 2013:

(In thousands, except exchange rates)
Hedged Asset	Notional Amount	Cap Range (USD/€)	Floor Range (USD/€)	Expiration Date	Net Fair Value
Investments in German loan portfolios	€16,070	1.428–1.510	1.130–1.290	July 2013–July 2015	$562
Investment in Spanish REOC/Colonial Loan	7,800	1.380	1.250	December 2014	84
	€23,870				$646
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
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2013.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Common stock eligible for future sale may have adverse effects on our stock price.
Future sales of substantial amounts of our common stock into the public market, including public offerings, private placements and sales pursuant to our ATM Program, or the perception that such sales could occur, may adversely affect the market price of our common stock.
In addition, we may issue additional shares of our common stock in public offerings, private placements or pursuant to our ATM Program to make new investments or for other purposes. We are not required to offer any such shares to existing stockholders on a preemptive basis. Therefore, it may not be possible for existing stockholders to participate in such future share issuances, which may dilute the existing stockholders' interests in us.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

ITEM 3.	Defaults Upon Senior Securities.
None.

ITEM 4.	Mine Safety Disclosures.
Not applicable.

ITEM 5.	Other Information
On August 6, 2013, we entered into the New Credit Agreement (see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Credit Facility"). The material terms of the New Credit Agreement are described in our Current Report on Form 8-K filed on August 8, 2013, and are incorporated herein by reference.

ITEM 6.	Exhibits.

Exhibit Number	Description
4.1	Indenture, dated as of April 10, 2013, between the Company and the Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on April 10, 2013)
4.2
First Supplemental Indenture to the Indenture dated as of April 10, 2013 between the Company and the Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed on April 10, 2013)

10.1
Fourth Amendment to Amended and Restated Credit Agreement, dated as of April 4, 2013, among the Company, CFI Mezz Funding, LLC, CFI RE Holdco, LLC, ColFin ESH Funding, LLC, ColFin 2100 Funding, LLC, CFI CorAmerica 2100 Funding, LLC, CFI RE Masterco, LLC, and each wholly-owned subsidiary of the Company that from time to time becomes a co-borrower thereto, as Borrowers, each lender from time to time party thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on April 10, 2013)

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
Financial statements from the Quarterly Report on Form 10-Q of Colony Financial, Inc. for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Equity, (5) Consolidated Statements of Cash Flows and (6) Notes to Consolidated Financial Statements

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
Dated: August 9, 2013

COLONY FINANCIAL, INC.

By:	/S/ RICHARD B. SALTZMAN
Richard B. Saltzman
Chief Executive Officer and President

By:	/s/ DARREN J. TANGEN
Darren J. Tangen
Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)