Form 10-Q
period 2013-09-30
Colony Financial, Inc.
filed 2013-11-12
CIK 1467076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
As of November 8, 2013, 76,492,749 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding.

COLONY FINANCIAL, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements.
COLONY FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash	$48,584	$170,199
Investments in unconsolidated joint ventures	1,334,699	877,081
Loans held for investment, net	646,036	333,569
Beneficial interests in debt securities, available-for-sale, at fair value	31,123	32,055
Other assets	38,389	22,663
Total assets	$2,098,831	$1,435,567
LIABILITIES AND EQUITY
Liabilities:
Line of credit	$74,000	$—
Secured financing	78,467	108,167
Accrued and other liabilities	12,120	12,944
Due to affiliates	7,039	4,984
Dividends payable	28,590	26,442
Convertible senior notes	200,000	—
Total liabilities	400,216	152,537
Commitments and contingencies (Note 16)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value, 8.5% Series A Cumulative Redeemable Perpetual, liquidation preference of $25 per share, 50,000,000 shares authorized, 10,080,000 shares issued and outstanding	101	101
Common stock, $0.01 par value, 450,000,000 shares authorized, 66,384,882 and 53,091,623 shares issued and outstanding, respectively	664	531
Additional paid-in capital	1,496,400	1,222,682
Distributions in excess of retained earnings	(18,554)	(5,167)
Accumulated other comprehensive income	3,804	5,184
Total stockholders’ equity	1,482,415	1,223,331
Noncontrolling interests	216,200	59,699
Total equity	1,698,615	1,283,030
Total liabilities and equity	$2,098,831	$1,435,567
The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income
Equity in income of unconsolidated joint ventures	$25,052	$15,838	$69,846	$47,273
Interest income	22,122	10,816	50,989	25,693
Other income from affiliates	296	396	984	1,515
Total income	47,470	27,050	121,819	74,481
Expenses
Management fees (including $986, $578, $3,091 and $2,942 of share-based compensation, respectively)	6,520	3,812	19,312	12,276
Investment expenses (including $577, $257, $1,305 and $1,171 reimbursable to affiliates, respectively)	720	516	1,870	2,287
Interest expense	5,327	2,550	12,498	5,873
Administrative expenses (including $750, $572, $2,186 and $1,746 reimbursable to affiliates, respectively)	1,814	1,517	5,393	4,749
Total expenses	14,381	8,395	39,073	25,185
Realized gain on resolution of loans receivable	1,018	—	4,578	—
Other loss, net	(158)	(331)	(25)	(835)
Income before income taxes	33,949	18,324	87,299	48,461
Income tax (benefit) provision	(14)	596	580	1,401
Net income	33,963	17,728	86,719	47,060
Net income attributable to noncontrolling interests	7,514	2,170	15,212	3,933
Net income attributable to Colony Financial, Inc.	26,449	15,558	71,507	43,127
Preferred dividends	5,355	5,102	16,065	8,560
Net income attributable to common stockholders	$21,094	$10,456	$55,442	$34,567
Net income per common share:
Basic	$0.32	$0.30	$0.86	$1.03
Diluted	$0.32	$0.30	$0.86	$1.03
Weighted average number of common shares outstanding:
Basic	65,707,400	34,358,500	64,053,000	33,254,300
Diluted	74,183,800	34,358,500	64,053,000	33,277,700
Dividends declared per common share	$0.35	$0.35	$1.05	$1.04
The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$33,963	$17,728	$86,719	$47,060
Other comprehensive income (loss), net of tax:
Equity in other comprehensive (loss) income of unconsolidated joint ventures, net	(4,237)	(90)	(1,403)	164
Unrealized gain (loss) on beneficial interests in debt securities	99	140	(435)	368
Net change in fair value of derivative instruments designated as hedges	(687)	(597)	(507)	(349)
Net foreign currency translation adjustments	1,471	(318)	1,002	(105)
Other comprehensive (loss) income	(3,354)	(865)	(1,343)	78
Comprehensive income	30,609	16,863	85,376	47,138
Comprehensive income attributable to noncontrolling interests	7,516	2,171	15,249	3,942
Comprehensive income attributable to stockholders	$23,093	$14,692	$70,127	$43,196
The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share and per share data)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained (Distributions in Excess of) Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2011	—	$—	32,624,889	$326	$599,470	$5,510	$(2,330)	$602,976	$10,514	$613,490
Net income	—	—	—	—	—	43,127	—	43,127	3,933	47,060
Other comprehensive income	—	—	—	—	—	—	69	69	9	78
Issuance of 8.5% Series A Cumulative Redeemable Perpetual Preferred Stock	10,080,000	101	—	—	254,477	—	—	254,578	—	254,578
Common stock offering	—	—	8,050,000	80	149,086	—	—	149,166	—	149,166
Underwriting and offering costs	—	—	—	—	(8,904)	—	—	(8,904)	—	(8,904)
Issuance of common stock for incentive fees	—	—	65,703	1	1,196	—	—	1,197	—	1,197
Share-based payments	—	—	480,162	5	3,259	—	—	3,264	—	3,264
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	36,394	36,394
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(9,844)	(9,844)
Preferred stock dividends declared	—	—	—	—	—	(8,972)	—	(8,972)	—	(8,972)
Common stock dividends declared ($1.04 per share)	—	—	—	—	—	(37,275)	—	(37,275)	—	(37,275)
Balance at September 30, 2012	10,080,000	$101	41,220,754	$412	$998,584	$2,390	$(2,261)	$999,226	$41,006	$1,040,232

Balance at December 31, 2012	10,080,000	$101	53,091,623	$531	$1,222,682	$(5,167)	$5,184	$1,223,331	$59,699	$1,283,030
Net income	—	—	—	—	—	71,507	—	71,507	15,212	86,719
Other comprehensive income (loss)	—	—	—	—	—	—	(1,380)	(1,380)	37	(1,343)
Common stock offerings	—	—	13,290,558	133	271,101	—	—	271,234	—	271,234
Underwriting and offering costs	—	—	—	—	(687)	—	—	(687)	—	(687)
Share-based payments	—	—	2,701	—	3,304	—	—	3,304	—	3,304
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	173,282	173,282
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(32,030)	(32,030)
Preferred stock dividends declared	—	—	—	—	—	(16,065)	—	(16,065)	—	(16,065)
Common stock dividends declared ($1.05 per share)	—	—	—	—	—	(68,829)	—	(68,829)	—	(68,829)
Balance at September 30, 2013	10,080,000	$101	66,384,882	$664	$1,496,400	$(18,554)	$3,804	$1,482,415	$216,200	$1,698,615
The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash Flows from Operating Activities
Net income	$86,719	$47,060
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discount and net origination fees on purchased and originated loans	(4,455)	(2,296)
Paid in-kind interest added to loan principal	(218)	(631)
Amortization of deferred financing costs	2,417	1,430
Equity in income of unconsolidated joint ventures	(69,846)	(47,273)
Distributions of income from unconsolidated joint ventures	71,142	43,901
Share-based payments	3,304	4,461
Realized gain on resolution of loans receivable	(4,578)	—
Changes in operating assets and liabilities:
Increase in other assets	(3,932)	(3,130)
Increase in accrued and other liabilities	8,397	1,352
Increase in due to affiliates	2,055	142
Other adjustments, net	549	1,180
Net cash provided by operating activities	91,554	46,196
Cash Flows from Investing Activities
Contributions to unconsolidated joint ventures	(612,732)	(329,168)
Distributions from unconsolidated joint ventures	153,458	80,092
Investments in purchased loans receivable, net of seller financing	—	(56,427)
Proceeds from payoffs and repayments of loans receivable	100,790	8,348
Net disbursements on originated loans	(493,804)	—
Proceeds from sales of loans receivable	71,298	30,159
Investment deposits	(12,926)	(150)
Other investing activities, net	170	(29)
Net cash used in investing activities	(793,746)	(267,175)
Cash Flows from Financing Activities
Proceeds from issuance of preferred stock, net	—	246,559
Proceeds from issuance of common stock, net	270,845	149,166
Dividends paid to preferred stockholders	(16,065)	(3,971)
Dividends paid to common stockholders	(66,681)	(33,940)
Line of credit borrowings	313,500	133,500
Line of credit repayments	(239,500)	(202,500)
Secured financing repayments	(29,700)	(6,989)
Net proceeds from issuance of convertible senior notes	194,000	—
Contributions from noncontrolling interests	173,282	36,394
Distributions to noncontrolling interests	(13,530)	(9,844)
Other financing activities, net	(5,574)	(2,350)
Net cash provided by financing activities	580,577	306,025
Net (decrease) increase in cash	(121,615)	85,046
Cash, beginning of period	170,199	3,872
Cash, end of period	$48,584	$88,918

COLONY FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$5,452	$4,022
Cash paid for income taxes	$1,763	$4,192
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends payable	$28,590	$19,782
Seller-provided secured financing on purchased loan	$—	$103,524
Interest reserve for seller financing funded by borrower of purchased loan (Note 7)	$—	$9,984
Assignment of loans receivable and related liabilities to investment in unconsolidated joint ventures	$—	$29,427
Deferred financing costs deducted from convertible debt issuance proceeds	$6,000	$—
Offering costs included in accrued and other liabilities	$—	$450
Noncash distribution of loan receivable to a noncontrolling interest	$18,500	$—

The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)
1. Organization and Basis of Presentation
Colony Financial, Inc. (the “Company”) was organized on June 23, 2009 as a Maryland corporation. The Company acquires, originates and manages a diversified portfolio of real estate-related debt and equity investments primarily composed of acquired and originated loans and real estate equity, including interests in single-family residential rental properties through its investment in CAH Operating Partnership, L.P. ("CAH OP"). The Company is externally managed and advised by Colony Financial Manager, LLC (the “Manager”), a wholly-owned subsidiary of Colony Capital, LLC ("Colony Capital"), a privately held global real estate investment firm. The Company elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code commencing with its first taxable year ended December 31, 2009.
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
Segment Reporting
The Company operates in three reportable segments: (1) real estate debt investments, which include originated and acquired commercial real estate debt, mortgage-backed securities, and other debt-related investments, (2) single-family residential rentals through its investment in CAH OP, and (3) other real estate equity investments, which include real estate acquired in settlement of loans, common equity in real estate or related companies, and certain preferred equity investments with profit participation meeting certain risk or return profiles (see Note 17).
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
The Company’s investments in unconsolidated joint ventures are summarized below:

(Amounts in thousands)		Ownership Percentage at September 30, 2013 (1)	Carrying Value
Joint Ventures	Investment Status at September 30, 2013		September 30, 2013	December 31, 2012
CAH Operating Partnership, L.P.	Investment in CAH OP, an investment vehicle created for the purpose of acquiring and renting single-family homes	24.3%	$533,925	$251,501
Portfolio 8 Investors, LLC	Preferred equity investment in an entity that acquired a multifamily portfolio composed of approximately 6,300 units located in Georgia, Florida and Texas	75.0%	116,835	—
ColFin Court Square Funding, LLC	Preferred equity investment in an entity that acquired a Class A office tower located in Long Island City, New York	50.0%	48,338	46,188
ColFin 2011 CRE Holdco, LLC and Colony AMC 2011 CRE, LLC	446 performing and non-performing loans acquired in a structured transaction with the FDIC, secured mostly by commercial real estate, and 19 real estate owned ("REO") properties	44.4%	39,276	38,220
ColFin NW Funding, LLC	15 performing acquired first mortgages secured by commercial real estate	37.9%	33,377	32,676
ColFin Bulls Funding A, LLC and ColFin Bulls Funding B, LLC	383 performing and non-performing acquired loans consisting of substantially all first mortgage recourse commercial real estate loans and 12 REO properties	32.5%	32,455	39,662

(Amounts in thousands)		Ownership Percentage at September 30, 2013 (1)	Carrying Value
Joint Ventures	Investment Status at September 30, 2013		September 30, 2013	December 31, 2012
ColFin JIH Holdco, LLC, ColFin JIH Mezzco A, LLC and ColFin JIH Opco, LLC	Equity interests in and senior mezzanine loan receivable from entities owning a portfolio of 102 limited service hotels	33.3%	31,343	32,320
ColFin DB Guarantor, LLC and Colony AMC DB, LLC	484 performing and non-performing loans acquired in a structured transaction with the FDIC, secured mostly by commercial real estate and 117 REO properties	33.3%	29,361	39,317
ColFin Hunt Holdco A, LLC and ColFin Hunt Holdco B, LLC	2 non-performing commercial real estate loans and 1 REO property	37.9%	26,476	26,963
ColFin Ash Funding, LLC	2 most junior mortgage participation interests secured by 5 full-service hotels	50.0%	24,559	24,365
ColFin STC Funding, LLC	Performing acquired senior mortgage loan secured by a retail property in Florida	50.0%	23,397	—
ColFin Mizner Funding, LLC	First mortgage loan origination secured by a multifamily development parcel located in Florida	50.0%	20,729	—
ColFin Cabo Palm Funding, LLC	Participation in junior first mortgage interest secured by a luxury beach resort in Mexico	50.0%	20,060	—
W&D Interim Lender, LLC	First mortgage loan secured by a student housing community in Upstate New York	90.0%	19,999	—
ColFin 666 Funding, LLC	First mortgage pari-passu participation interest secured by Class A midtown Manhattan office building	33.3%	18,656	17,595
ColFin PHX Tower Funding, LLC	Equity interest in a high-rise office tower located in Phoenix, Arizona	50.0%	18,571	16,454
ColFin London Funding, LLC	8 performing and non-performing acquired loans secured by commercial real estate	50.0%	17,508	37,427
ColFin 2012 CRE ADC Holdco, LLC and Colony AMC 2012 CRE ADC, LLC	401 performing and non-performing loans acquired in a structured transaction with the FDIC, mostly secured by commercial real estate and 7 REO properties	50.0%	16,614	15,370
ColFin Grand Cul Funding, LLC	First mortgage loans secured by a partially constructed hotel and residential development project located in St. Barths	33.3%	15,930	—
ColFin Inland Funding, LLC and ColFin Inland Investor, LLC	First mortgage loan secured by a Southern California master planned development and equity participation rights	50.0%	15,809	15,086
ColFin FCDC Funding, LLC	Equity interests acquired through deed-in-lieu in 2 partially developed master planned communities located in California	50.0%	15,369	15,422
ColFin ARP Funding, LLC	First mortgage loan to finance the acquisition and redevelopment of high-end, single family residential properties in infill, coastal southern California markets	50.0%	15,048	—
Other unconsolidated joint ventures	26 investments less than $15 million carrying value at September 30, 2013	4.5% to 50.0%	201,064	228,515
			$1,334,699	$877,081

(1)
The Company's ownership percentage represents capital contributed to date and may not be reflective of the Company's economic interest in the entity because of provisions in operating agreements governing various matters, such as classes of partner or member interests, allocations of profits and losses, preferential returns and guaranty of debt. Each unconsolidated joint venture has been determined to be either a VIE for which the Company was not deemed to be the primary beneficiary or a voting interest entity in which the Company does not have a controlling financial interest.

The following is a summary of significant developments affecting the joint ventures during the nine months ended September 30, 2013:
The Company invested a combined $314.1 million in twelve new unconsolidated joint ventures representing nine originations and three loan acquisitions. Four investments in unconsolidated joint ventures were fully resolved during the nine months ended September 30, 2013.
The Company invested an additional $295 million in CAH OP. To date, the Company has invested $550 million in CAH OP and has no further capital commitments at this time.
Activity in the Company’s investments in unconsolidated joint ventures is summarized below:

(In thousands)
Balance at December 31, 2012	$877,081
Contributions	612,732
Distributions	(224,600)
Equity in net income	69,846
Equity in other comprehensive income	9,282
Equity in realized gain reclassified from accumulated other comprehensive income	(10,685)
Foreign currency translation gain	1,043
Balance at September 30, 2013	$1,334,699
Combined condensed balance sheets and statements of operations for all unconsolidated joint ventures are presented below:
Combined Condensed Balance Sheets of Unconsolidated Joint Ventures

(In thousands)	September 30, 2013	December 31, 2012
Assets:
Cash and cash equivalents	$252,758	$156,704
Loans receivable, net	2,171,230	2,383,748
Investments in real estate	3,222,674	990,105
Debt and equity securities, available-for-sale, at fair value	52,710	247,963
Investments in unconsolidated joint ventures	455,304	436,188
Other assets	328,720	825,804
Total assets	$6,483,396	$5,040,512
Liabilities and Equity:
Debt	$1,006,581	$1,018,865
Other liabilities	158,762	65,193
Total liabilities	1,165,343	1,084,058
Owners’ equity	4,467,112	2,997,533
Noncontrolling interests	850,941	958,921
Total liabilities and equity	$6,483,396	$5,040,512
Company’s share of equity	$1,334,699	$877,081

Combined Condensed Statements of Operations of Unconsolidated Joint Ventures

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Income:
Interest income	$91,278	$92,689	$271,291	$277,072
Property operating income	58,466	26,214	135,224	70,039
Equity in income of unconsolidated joint ventures	6,698	12,083	19,425	38,086
Other income	6,293	5,027	18,681	15,264
Total income	162,735	136,013	444,621	400,461
Expenses:
Interest expense	10,191	9,003	21,027	29,763
Property operating expense	39,429	21,105	100,124	50,784
Other expenses	41,317	24,631	102,972	69,923
Total expenses	90,937	54,739	224,123	150,470
Other income:
Realized and unrealized gain on investments, net	62,514	33,866	170,182	89,819
Net income	134,312	115,140	390,680	339,810
Net income attributable to noncontrolling interests	23,566	22,340	79,601	58,274
Net income attributable to members	$110,746	$92,800	$311,079	$281,536
Company’s equity in net income	$25,052	$15,838	$69,846	$47,273
The Company’s investments in CAH OP represented 25% and 18% of the Company's total assets as of September 30, 2013 and December 31, 2012, respectively. No other single investment represented greater than 10% of total assets.
No single investment in an unconsolidated joint venture generated greater than 10% of total income for the three and nine months ended September 30, 2013 and 2012.
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
Certain unconsolidated joint ventures reimburse Colony Capital and its affiliates for costs incurred on their behalf, including costs of property management personnel. The joint ventures, including AMCs, were allocated approximately $7.6 million and $3.1 million in costs from such affiliates of the Manager for the three months ended September 30, 2013 and 2012, respectively, and $19.4 million and $7.9 million for the nine months ended September 30, 2013 and 2012, respectively. Such costs are included in property operating and other expenses in the combined condensed statements of operations of unconsolidated joint ventures above. The Company’s proportionate share, based upon its percentage interests in the joint ventures, was $1.9 million and $1.0 million for the three months ended September 30, 2013 and 2012, respectively, and $5.3 million and $2.2 million for the nine months ended September 30, 2013 and 2012, respectively.
An affiliate of CAH OP's manager provided construction and rehabilitation services on the single-family rental homes held through CAH OP. CAH OP reimbursed approximately $21.8 million and $1.9 million for the three months ended September 30, 2013 and 2012, respectively, and $39.8 million and $2.6 million for the nine months ended September 30, 2013 and 2012, respectively, to the affiliate for third party costs and overhead, which have been capitalized or expensed, as appropriate, in accordance with the capitalization policy of CAH OP. Pursuant to a distribution agreement dated as of October 16, 2013, the affiliate relationship between CAH OP’s manager and the provider of such construction and rehabilitation services ended.

4. Loans Receivable
The following table summarizes the Company’s loans receivable:

	September 30, 2013					December 31, 2012
(In thousands)	Principal	Carrying Amount	Weighted Average Coupon		Weighted Average Maturity in Years	Principal	Carrying Amount	Weighted Average Coupon	Weighted Average Maturity in Years
Performing loans:
Mortgage loans	$240,914	$214,306	8.6%	(1)	1.5	$233,003	$203,098	8.9%	2.1
B-note	104,498	103,786	10.9%		4.0	14,558	14,471	20.9%	3.3
Mezzanine loans	330,909	327,944	11.0%	(2)	2.7	116,000	116,000	10.1%	5.2
	$676,321	$646,036				$363,561	$333,569

(1)	Two whole mortgage loans with UPB of $32.7 million and $11.6 million pay interest at variable rates of one-month London Interbank Offered Rate ("LIBOR") plus a spread of 6% and 7.25%, respectively.

(2)	Mezzanine loans with an aggregate UPB of $330.9 million pay interest at variable rates of LIBOR plus a weighted-average spread of 10.8%.
As of September 30, 2013 and December 31, 2012, all loans were performing in accordance with their contractual terms. There were no troubled debt restructurings during the nine months ended September 30, 2013 and 2012.
A mezzanine loan partially owned by noncontrolling interests and secured by hotel properties represented 16% of the Company's total assets as of September 30, 2013. The same loan generated 20% and 11% of total income for the three and nine months ended September 30, 2013. No single loan receivable represented greater than 10% of total assets as of December 31, 2012.
Two first mortgage loans, which share the same corporate guarantor and partially owned by noncontrolling interests, generated 13% and 24% of total income for the three months ended September 30, 2013 and 2012, respectively, and 15% and 17% of total income for the nine months ended September 30, 2013 and 2012, respectively.
Activity in loans receivable is summarized below:

(In thousands)
Balance at December 31, 2012	$333,569
Loan acquisitions and originations	493,804
Paid in-kind interest added to loan principal	218
Discount and net loan fee amortization	4,455
Carrying value of loans sold	(70,280)
Noncash distribution of loan receivable to a noncontrolling interest	(18,500)
Principal repayments	(97,230)
Balance at September 30, 2013	$646,036
During the nine months ended September 30, 2013, the Company funded $494 million to originate or participate in the origination of loans as follows: (1) $122.3 million participation in a first mortgage loan secured by 11 athletic clubs located in California, (2) $327.6 million participation in mezzanine loans secured by equity interests in an entity owning a portfolio of hotels located throughout the United States, including $154.3 million by noncontrolling interests, (3) $32.2 million in the origination of a first mortgage loan secured by a regional mall located in Massachusetts, and (4) $11.4 million in the origination of a first mortgage loan secured by a flex office building located in Maryland. Some of the loans were subject to, and were funded net of, origination fees upon closing.
During the nine months ended September 30, 2013, the Company resolved certain loans as follows: (1) the borrowers of a first mortgage loan originated in December 2010 and mezzanine loans originated in June 2011 paid off the entire loan balances and accrued interest thereon, including a yield maintenance premium of $3.6 million for the first mortgage loan (see Note 7), (2) the Company split an originated first mortgage loan into a $32.8 million A-note and $90.1 million B-note, and sold the A-note to an unrelated party at par, and (3) the Company sold its pro-rata share of its investment in two performing hotel portfolio mezzanine loans resulting in a realized gain of approximately $1.1 million.

Minimum scheduled principal payments required under the loan agreements for performing loans as of September 30, 2013 are as follows:

Year Ending December 31,	(In thousands)
Remaining 2013	$430
2014	146,193	(1)
2015	1,869
2016	430,750
2017	85,579
Total	$664,821

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

(In thousands)	September 30, 2013	December 31, 2012
Principal	$28,000	$28,000
Unamortized premium	2,676	3,174
Amortized cost	30,676	31,174
Unrealized gain included in accumulated other comprehensive income	447	881
Fair value	$31,123	$32,055
Concurrently with the acquisition of beneficial interests in debt securities, the Company’s strategic partner entered into an interest rate swap agreement with the borrower which, in conjunction with a special contribution/distribution arrangement with the joint venture, will result in a net current yield to the joint venture of the Securities Industry and Financial Markets Association (“SIFMA”) Municipal Swap Index plus 3.25% per annum (3.32% at September 30, 2013). The Company determined that the special contribution/distribution arrangement is an embedded derivative that meets the criteria for bifurcation and recorded a derivative liability. The bifurcated derivative does not qualify as a hedging instrument, so changes in the estimated fair value of the derivative are recognized in income. Unrealized loss of $178,000 and $334,000 for the three months ended September 30, 2013 and 2012, respectively, and $51,000 and $674,000 for the nine months ended September 30, 2013 and 2012, respectively, are included in other loss, net in the accompanying statements of operations.
6. Credit Agreement
On August 6, 2013, the Company entered into a new credit agreement (the “New Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent, and certain lenders. The New Credit Agreement provides a credit facility in the initial maximum principal amount of $360 million which may be increased to $600 million, subject to certain conditions, including each lender or substitute lender agreeing to provide commitments for such increased amount. The New Credit Agreement replaces the previous credit agreement (the "Credit Agreement"), dated as of September 1, 2011, with Bank of America, N.A. and certain lenders, which provided $175 million of credit availability. Borrowings under the New Credit Agreement have been used by the Company to repay all obligations due under the Credit Agreement, pay closing costs associated with the New Credit Agreement and finance investments in target assets, as well as for general corporate purposes.
The maximum amount available to borrow under the New Credit Agreement at any time is limited by a borrowing base of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of net book value or a multiple of Core Earnings (as defined in the management agreement between the Company and the Manager). As of September 30, 2013, the borrowing base valuation was sufficient to permit borrowings of up to the entire $360 million commitment, of which $286 million remained available.

Advances under the New Credit Agreement accrue interest at a per annum rate equal to the sum of LIBOR plus 2.75% or 3.00%, depending upon the leverage ratio as defined in the New Credit Agreement. At September 30, 2013, the applicable spread was 2.75% and the Company had outstanding borrowings bearing weighted average interest at 2.93%. The Company also pays a commitment fee of 0.5% or 0.4% of the unused amount (0.5% at September 30, 2013), depending upon usage.
The initial maturity date of the New Credit Agreement is August 5, 2016, and any amounts outstanding upon maturity will convert automatically to a fully amortizing two-year term loan payable in quarterly installments. In the event of such conversions, the term loan will continue to bear interest at the same rate as the revolving loans from which it was converted.
Some of the Company’s subsidiaries guaranty the obligations of the Company under the New Credit Agreement. As security for the advances under the New Credit Agreement, the Company and some of its affiliates pledged their equity interests in certain subsidiaries through which the Company directly or indirectly owns substantially all of its assets.
The New Credit Agreement contains various affirmative and negative covenants, including financial covenants that require the Company to maintain minimum tangible net worth and liquidity levels and financial ratios, as defined in the New Credit Agreement. At September 30, 2013, the Company was in compliance with all of these financial covenants.
The New Credit Agreement also includes customary events of default, in certain cases subject to reasonable and customary periods to cure, including but not limited to: failure to make payments when due; breach of covenants; breach of representations and warranties; insolvency proceedings; cross default to material indebtedness or material judgment defaults; certain judgments and attachments; and certain change of control events. The occurrence of an event of default may result in the termination of the credit facility, accelerate the Company’s repayment obligations, in certain cases limit the Company’s ability to make distributions, and allow the lenders to exercise all rights and remedies available to them with respect to the collateral. There have been no events of default since the inception of the credit facility.
7. Secured Financing
In connection with the acquisition of a $181 million participation interest in a first mortgage loan in May 2012, the seller provided concurrent financing for $103.5 million, or 65% of the purchase price. The non-recourse, co-terminus financing bears interest at a fixed rate of 5.0%. Concurrently with the loan acquisition, the borrower funded, on behalf of the Company, an interest reserve account in an amount sufficient to service the interest for the term of the secured financing. The interest reserve account is controlled by the secured financing lender and is included in other assets in the accompanying balance sheet. The financing has an initial maturity of July 2014 and can be extended to January 2017, subject to an extension fee. Upon exercise of the extension option, the borrower of the first mortgage loan will again be required to fund the interest reserve account on behalf of the Company to service the interest for the extended term of the secured financing. At September 30, 2013, the outstanding balance on the secured financing was $78.5 million, all of which is due in 2014.
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
8. Convertible Senior Notes
On April 10, 2013, the Company issued $200 million of its 5.00% Convertible Senior Notes due on April 15, 2023 (the "Convertible Notes"). The Convertible Notes were sold to the underwriters at a discount of 3%, resulting in net proceeds of $194 million to the Company. The Convertible Notes bear interest at 5.00% per annum payable semiannually in arrears on April 15 and October 15 of each year. The first interest payment in the amount of $5.1 million was made on October 15, 2013. Debt issuance costs, including underwriter discounts and offering costs payable by the Company, are included in other assets in the accompanying balance sheets and are being amortized to interest expense over the contractual term of the Convertible Notes using the effective interest method.
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
9. Derivative Instruments
The Company has investments in four unconsolidated joint ventures denominated in Euros that expose the Company to foreign currency risk. At September 30, 2013 and December 31, 2012, the Company’s net investments in such joint ventures totaled approximately €30.1 million, or $40.7 million, and €31.3 million, or $41.3 million, respectively. The Company uses collars (consisting of caps and floors) without upfront premium costs to hedge the foreign currency exposure of its net investments. At September 30, 2013 and December 31, 2012, the total notional amount of the collars was approximately €25.6 million and €16.1 million, respectively, with termination dates ranging from July 2014 to July 2015.
The fair values of derivative instruments included in the Company’s consolidated balance sheets are as follows:

(In thousands)	September 30, 2013	December 31, 2012
Assets
Foreign exchange contracts designated as hedging instruments included in other assets	$653	$760
Liabilities
Foreign exchange contracts designated as hedging instruments included in accrued and other liabilities	$714	$293
Embedded derivative liability (Note 5) included in accrued and other liabilities	3,423	3,898
	$4,137	$4,191
Certain counterparties to the derivative instruments require the Company to deposit cash or other eligible collateral for derivative financial liabilities exceeding $100,000. As of September 30, 2013, the Company had no amounts on deposit related to these agreements.
10. Fair Value Measurements
Financial Instruments Reported at Fair Value
The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis. The following table summarizes the fair values of those assets and liabilities:

(In thousands)	September 30, 2013	December 31, 2012
Assets
Beneficial interests in debt securities	$31,123	$32,055
Foreign exchange contracts	653	760
	$31,776	$32,815
Liabilities
Foreign exchange contracts	$714	$293
Embedded derivative liability associated with beneficial interests in debt securities	3,423	3,898
	$4,137	$4,191
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

	September 30, 2013
	Fair Value Measurements Using
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Carrying Value
Assets
Investments in unconsolidated joint ventures	$—	$5,924	$1,450,034	$1,455,958	$1,334,699
Loans held for investment	—	—	650,986	650,986	646,036
Liabilities
Line of credit	$—	$74,000	$—	$74,000	$74,000
Secured financing	—	—	78,500	78,500	78,467
Convertible senior notes	204,000	—	—	204,000	200,000

	December 31, 2012
	Fair Value Measurements Using
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Carrying Value
Assets
Investments in unconsolidated joint ventures	$—	$20,667	$910,450	$931,117	$877,081
Loans held for investment	—	—	335,734	335,734	333,569
Liabilities
Secured financing	$—	$—	$108,090	$108,090	$108,167
The Company and its unconsolidated joint ventures estimate the fair value of financial instruments carried at historical cost on a quarterly basis. These instruments are recorded at fair value only if they are impaired. No impairment was recognized during the nine months ended September 30, 2013 and 2012.
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
The fair values of the Company's secured financing and line of credit at September 30, 2013 and December 31, 2012 were estimated by discounting expected future cash outlays at current interest rates available for similar instruments. The fair value of convertible senior notes was determined using the last trade price in active markets on the balance sheet date.
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

Series A Preferred Stock
As of September 30, 2013 and December 31, 2012, the Company had 10,080,000 shares of its 8.5% Series A Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share (“Series A Preferred Stock”), issued and outstanding. The Series A Preferred Stock must be paid a dividend at a rate of 8.5% per year on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series A Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on March 20, 2017 (subject to the Company’s right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve its qualification as a REIT or upon the occurrence of a change of control (as defined in the articles supplementary relating to the Series A Preferred Stock)). The Series A Preferred Stock is senior to the Company’s common stock with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up. The Series A Preferred Stock generally does not have any voting rights, except if the Company fails to pay dividends on the Series A Preferred Stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, the Series A Preferred Stock will be entitled to vote to elect two additional directors to the Company’s board of directors, until all unpaid dividends have been paid or declared and set aside for payment. In addition, certain changes to the terms of the Series A Preferred Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series A Preferred Stock voting separately as a class.
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
During the nine months ended September 30, 2013, the Company sold 1,790,558 shares of its common stock under this ATM Program for net offering proceeds of $38.5 million after deducting commissions. The Company used net proceeds from the offering to make investments or repay amounts outstanding under the credit facility.
Dividend Reinvestment and Direct Stock Purchase Plan
The Company’s Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”) provides existing common stockholders and other investors the opportunity to purchase shares (or additional shares, as applicable) of the Company’s common stock by reinvesting some or all of the cash dividends received on their shares of the Company’s common stock or making optional cash purchases within specified parameters. The DRIP Plan acquires shares either in the open market, directly from the Company as newly issued common stock, or in privately negotiated transactions with third parties. As of September 30, 2013, no shares had been acquired under the DRIP Plan from the Company in the form of new issuances.
Accumulated Other Comprehensive Income
The following tables present the changes in each component of accumulated other comprehensive income attributable to the stockholders, net of immaterial tax effect:

(In thousands)	Nine Months Ended September 30, 2013
	Equity in AOCI of Unconsolidated Joint Ventures	Unrealized Gain on Beneficial Interests in Debt Securities	Unrealized Gain on Fair Value of Hedges	Foreign Currency Translation	Total
Balance at December 31, 2012	$6,729	$877	$645	$(3,067)	$5,184
Other comprehensive income (loss) before reclassifications	9,243	(433)	(507)	1,026	9,329
Amounts reclassified from accumulated other comprehensive income	(10,685)	—	—	(24)	(10,709)
Net other comprehensive (loss) income	(1,442)	(433)	(507)	1,002	(1,380)
Balance at September 30, 2013	$5,287	$444	$138	$(2,065)	$3,804

(In thousands)	Nine Months Ended September 30, 2012
	Equity in AOCI of Unconsolidated Joint Ventures	Unrealized Gain on Beneficial Interests in Debt Securities	Unrealized Gain on Fair Value of Hedges	Foreign Currency Translation	Total
Balance at December 31, 2011	$(406)	$611	$1,793	$(4,328)	$(2,330)
Other comprehensive income (loss) before reclassifications	157	366	(377)	(237)	(91)
Amounts reclassified from accumulated other comprehensive income	—	—	28	132	160
Net other comprehensive income (loss)	157	366	(349)	(105)	69
Balance at September 30, 2012	$(249)	$977	$1,444	$(4,433)	$(2,261)
Information about amounts reclassified out of accumulated other comprehensive income by component is presented below:

(In thousands)
Component of Accumulated Other Comprehensive Income	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Consolidated Statements of Operations
	2013	2012	2013	2012
Equity in realized gain on sale of marketable securities of unconsolidated joint ventures	$3,616	$—	$10,685	$—	Equity in income of unconsolidated joint ventures
Net settlement loss on derivative instruments designated as hedges	—	—	—	(28)	Other gain (loss), net
Realized foreign exchange gain (loss)	19	3	24	(132)	Other gain (loss), net

12. Earnings per Share
The following table provides the basic and diluted earnings per common share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2013	2012	2013	2012
Numerator:
Net income	$33,963	$17,728	$86,719	$47,060
Net income attributable to noncontrolling interest	(7,514)	(2,170)	(15,212)	(3,933)
Net income attributable to Colony Financial, Inc.	26,449	15,558	71,507	43,127
Preferred dividends	(5,355)	(5,102)	(16,065)	(8,560)
Net income attributable to common stockholders	21,094	10,456	55,442	34,567
Net income allocated to participating securities (nonvested shares)	(181)	(126)	(545)	(380)
Numerator for basic net income allocated to common stockholders	20,913	10,330	54,897	34,187
Interest expense attributable to convertible senior notes	2,622	—	—	—
Numerator for diluted net income allocated to common stockholders	$23,535	$10,330	$54,897	$34,187
Denominator:
Basic weighted average number of common shares outstanding	65,707,400	34,358,500	64,053,000	33,254,300
Weighted average effect of dilutive shares (1)	8,476,400	—	—	23,400
Diluted weighted average number of common shares outstanding	74,183,800	34,358,500	64,053,000	33,277,700
Earnings per share:
Net income attributable to common stockholders per share–basic	$0.32	$0.30	$0.86	$1.03
Net income attributable to common stockholders per share–diluted	$0.32	$0.30	$0.86	$1.03

(1)
For the nine months ended September 30, 2013, excluded from the calculation of diluted income per share are 5,371,500 weighted average dilutive common share equivalents which represent the assumed dilutive effect of the Convertible Senior Notes as the effect of their inclusion would be antidilutive. For the nine months ended September 30, 2012, weighted average dilutive shares represent the effect of shares of common stock issuable to the Manager for incentive fees due for the period.

13. Related Party Transactions
The following table summarizes the amounts incurred by the Company and payable to the Manager or its affiliates for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Base management fees	$5,534	$3,234	$16,221	$8,398
Incentive fees	—	—	—	936
Compensation pursuant to secondment agreement	314	299	923	897
Allocated and direct investment-related expenses	577	257	1,305	1,171
Allocated and direct administrative expenses	436	273	1,263	849
	$6,861	$4,063	$19,712	$12,251

The following table summarizes the amounts due to the Manager or its affiliates as of each balance sheet date:

(In thousands)	September 30, 2013	December 31, 2012
Base management fees	$5,534	$3,932
Secondment reimbursement	633	844
Reimbursement of direct and allocated administrative and investment costs	872	208
	$7,039	$4,984
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
A summary of the Company’s vested and nonvested shares under the Director Stock Plan and Equity Incentive Plan for the nine months ended September 30, 2013 is presented below:

	Restricted Stock Grants to Non-Executive Directors	Restricted Stock Grants to Employee	Restricted Stock Grants to the Manager or Manager's Employees	Total	Weighted Average Grant Date Fair Value
Nonvested shares at December 31, 2012	8,274	17,172	496,749	522,195	$18.17
Granted	6,837	—	—	6,837	21.94
Vested	(8,274)	—	—	(8,274)	16.32
Forfeited	—	—	(4,136)	(4,136)	16.16
Nonvested shares at September 30, 2013	6,837	17,172	492,613	516,622	$18.26
Weighted average grant date fair value per share for shares granted during the period	$21.94	n/a	n/a	$21.94
The following table summarizes the components of share-based compensation included in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2013	2012	2013	2012
Share-based compensation included in management fees	$986	$578	$3,091	$2,942
Share-based compensation included in administrative expenses	72	76	213	322
Total fair value of shares vested (1)	—	56	182	2,047
Weighted average grant date fair value per share for shares granted during the period (1)	n/a	n/a	21.94	16.16

(1)	Based on the quoted closing share price of the Company's common stock on the NYSE on grant date or vesting date.
As of September 30, 2013, aggregate unrecognized compensation cost related to restricted stock granted under the Director Stock Plan and Equity Incentive Plan was approximately $7.0 million. That cost is expected to be fully recognized over a weighted-average period of 22 months.

15. Income Taxes
The Company’s taxable REIT subsidiaries (each a "TRS") are subject to corporate level federal, state, foreign and local income taxes. The following is a summary of the Company’s income tax provision:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Current
Federal	$(109)	$711	$1,066	$1,840
State	103	152	404	577
Total current tax (benefit) provision	(6)	863	1,470	2,417
Deferred
Federal	43	(265)	(595)	(928)
State	(51)	(2)	(295)	(88)
Total deferred tax benefit	(8)	(267)	(890)	(1,016)
Total income tax (benefit) provision	$(14)	$596	$580	$1,401
Net deferred tax assets of $2.1 million and $1.2 million are included in other assets as of September 30, 2013 and December 31, 2012, respectively. Deferred tax assets and liabilities arise from temporary differences in income recognition for GAAP and tax purposes for certain investments in unconsolidated joint ventures held in TRSs.
16. Commitments and Contingencies
Pursuant to the operating agreements of certain unconsolidated joint ventures, the Company may be required to fund additional amounts for future investments, unfunded lending commitments, ordinary operating costs, guaranties or other commitments of the joint ventures. As of September 30, 2013, the Company’s share of those commitments was $15.4 million.
On two of the originated loans receivable, the Company may be required to fund additional amounts to the borrowers pursuant to the loan agreements. As of September 30, 2013, the Company had combined unfunded lending commitments of $17.3 million.
In connection with financing arrangements for certain unconsolidated joint ventures, the Company provided customary non-recourse carve-out guaranties. The Company believes that the likelihood of making any payments under the guaranties is remote, and has not accrued for a guaranty liability as of September 30, 2013.
In the ordinary course of business, the Company may be involved in litigation which may result in legal costs and liability that could have a material effect on the Company’s financial position and results of operations. At September 30, 2013, the Company was not involved in any such litigation.
17. Segment Information
Prior to the third quarter of 2013, the Company reported two reportable segments: (1) real estate debt investments, which included originated and acquired commercial real estate debt, real estate acquired in settlement of loans, mortgage-backed securities, and other debt-related investments, and (2) single-family residential rentals through its investment in CAH OP. During the third quarter of 2013, the Company reevaluated its operating and reportable segments in light of the increasing significance of its real estate equity investments. As a result of this evaluation, the Company created a third reportable segment which represents its investments in other real estate equity, which was previously included in the real estate debt investments segment. The other real estate equity segment includes real estate acquired in settlement of loans, common equity in real estate or related companies, and certain preferred equity investments with profit participation meeting certain risk or return profiles.
The Company’s chief operating decision maker reviews various key financial measures to assess the performance and financial condition of each segment. Segment profit or loss is evaluated based upon income before income taxes, which includes equity in income of unconsolidated joint ventures, interest income and other income, less investment-specific expenses, including interest and asset management costs, as well as other gains or losses. Non-investment-specific income and expenses, such as interest income on cash and cash equivalents, management fees, interest expense on the line of credit and administrative expenses, are not allocated to specific segments. There is no intersegment activity. The Company’s segment disclosures present the measures used by the chief operating decision maker for purposes of assessing each segment’s performance.

The operating results for each of the reportable segments are summarized below, including the reclassification of operating results of the other real estate equity segment for prior periods to conform to the current period presentation:

(In thousands)	Real Estate Debt Investments	Single-Family Residential Rentals	Other Real Estate Equity Investments	Amounts Not Allocated to Segments	Total
Three Months Ended September 30, 2013
Income:
Equity in income (loss) of unconsolidated joint ventures	$19,879	$(1,576)	$6,749	$—	$25,052
Interest income	22,097	—	—	25	22,122
Other income from affiliates	296	—	—	—	296
Total income	42,272	(1,576)	6,749	25	47,470
Expenses:
Management fees	—	—	—	6,520	6,520
Investment expenses	547	—	—	173	720
Interest expense	1,142	—	—	4,185	5,327
Administrative expenses	—	—	—	1,814	1,814
Total expenses	1,689	—	—	12,692	14,381
Realized gain on resolution of loans receivable	1,018	—	—		1,018
Other loss, net	(158)	—	—	—	(158)
Income (loss) before income taxes	41,443	(1,576)	6,749	(12,667)	33,949
Income tax benefit	—	—	—	(14)	(14)
Net income (loss)	41,443	(1,576)	6,749	(12,653)	33,963
Net income attributable to noncontrolling interests	7,099	—	415	—	7,514
Net income (loss) attributable to Colony Financial, Inc.	$34,344	$(1,576)	$6,334	$(12,653)	$26,449

(In thousands)	Real Estate Debt Investments	Single-Family Residential Rentals	Other Real Estate Equity Investments	Amounts Not Allocated to Segments	Total
Three Months Ended September 30, 2012
Income:
Equity in income (loss) of unconsolidated joint ventures	$14,684	$(1,035)	$2,189	$—	$15,838
Interest income	10,790	—	—	26	10,816
Other income from affiliates	396	—	—	—	396
Total income	25,870	(1,035)	2,189	26	27,050
Expenses:
Management fees	—	—	—	3,812	3,812
Investment expenses	497	—	—	19	516
Interest expense	1,585	—	—	965	2,550
Administrative expenses	—	—	—	1,517	1,517
Total expenses	2,082	—	—	6,313	8,395
Other loss, net	(331)	—	—	—	(331)
Income (loss) before income taxes	23,457	(1,035)	2,189	(6,287)	18,324
Income tax provision	—	—	—	596	596
Net income (loss)	23,457	(1,035)	2,189	(6,883)	17,728
Net income attributable to noncontrolling interests	2,170	—	—	—	2,170
Net income (loss) attributable to Colony Financial, Inc.	$21,287	$(1,035)	$2,189	$(6,883)	$15,558

(In thousands)	Real Estate Debt Investments	Single-Family Residential Rentals	Other Real Estate Equity Investments	Amounts Not Allocated to Segments	Total
Nine Months Ended September 30, 2013
Income:
Equity in income (loss) of unconsolidated joint ventures	$59,911	$(5,307)	$15,242	$—	$69,846
Interest income	50,707	—	—	282	50,989
Other income from affiliates	984	—	—	—	984
Total income	111,602	(5,307)	15,242	282	121,819
Expenses:
Management fees	—	—	—	19,312	19,312
Investment expenses	1,341	—	25	504	1,870
Interest expense	3,926	—	—	8,572	12,498
Administrative expenses	—	—	—	5,393	5,393
Total expenses	5,267	—	25	33,781	39,073
Realized gain on resolution of loans receivable	4,578	—	—		4,578
Other loss, net	(25)	—	—	—	(25)
Income (loss) before income taxes	110,888	(5,307)	15,217	(33,499)	87,299
Income tax provision	—	—	—	580	580
Net income (loss)	110,888	(5,307)	15,217	(34,079)	86,719
Net income attributable to noncontrolling interests	14,572	—	640	—	15,212
Net income (loss) attributable to Colony Financial, Inc.	$96,316	$(5,307)	$14,577	$(34,079)	$71,507

(In thousands)	Real Estate Debt Investments	Single-Family Residential Rentals	Other Real Estate Equity Investments	Amounts Not Allocated to Segments	Total
Nine Months Ended September 30, 2012
Income:
Equity in income (loss) of unconsolidated joint ventures	$39,257	$(1,159)	$9,175	$—	$47,273
Interest income	25,662	—	—	31	25,693
Other income from affiliates	1,515	—	—	—	1,515
Total income	66,434	(1,159)	9,175	31	74,481
Expenses:
Management fees	—	—	—	12,276	12,276
Investment expenses	1,972	—	—	315	2,287
Interest expense	2,885	—	—	2,988	5,873
Administrative expenses	—	—	—	4,749	4,749
Total expenses	4,857	—	—	20,328	25,185
Other loss, net	(835)	—	—	—	(835)
Income (loss) before income taxes	60,742	(1,159)	9,175	(20,297)	48,461
Income tax provision	—	—	—	1,401	1,401
Net income (loss)	60,742	(1,159)	9,175	(21,698)	47,060
Net income attributable to noncontrolling interests	3,933	—	—	—	3,933
Net income (loss) attributable to Colony Financial, Inc.	$56,809	$(1,159)	$9,175	$(21,698)	$43,127

The net investments in each of the reportable segments are summarized as follows:

(In thousands)	September 30, 2013	December 31, 2012
Assets:
Real estate debt investments	$1,314,969	$939,448
Single-family residential rentals	533,925	251,501
Other real estate equity investments	188,211	70,496
Other assets not allocated to segments	61,726	174,122
Total consolidated assets	$2,098,831	$1,435,567

18. Subsequent Events
In October 2013, the Company sold 111,197 shares of its common stock under the ATM Program for net offering proceeds of $2.2 million after deducting commissions.
On October 29, 2013, the Company entered into a binding underwriting agreement to sell 10,000,000 shares of its common stock to underwriters at a price per share of $20.21. The sale closed on November 1, 2013. The net offering proceeds, after deducting underwriting discounts and commissions and offering costs payable by the Company, were approximately $201.8 million. The Company used a portion of the net proceeds from this offering to repay amounts outstanding under the new secured revolving credit facility, and used the remainder of the net proceeds to acquire target assets in a manner consistent with its investment strategies and investment guidelines and for working capital and general corporate purposes.
Subsequent to September 30, 2013, the Company invested a combined $304 million in 5 new real estate debt investments.

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
Overview
We are an externally managed real estate investment and finance company that was organized in June 2009 primarily to acquire, originate and manage a diversified portfolio of real estate-related debt and equity investments at attractive risk-adjusted returns. Our investment portfolio and target assets are primarily composed of interests in: (i) real estate and real estate-related debt, including loans acquired at a discount to par in the secondary market and new originations; and (ii) real estate equity, including single-family homes held as rental investment properties. See “Business—Our Target Assets” in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2012 for additional information about our target assets.
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
Business Objective and Outlook
Our objective is to provide attractive risk-adjusted returns to our investors through a diversified portfolio of real estate-related debt and equity investments, including single-family homes to be rented to tenants. The total return profile of our investments is composed of both current yield, which is distributed through regular-way dividends, and capital appreciation potential, which is distributed through regular-way and/or special dividends. Our investments typically fall within two broad categories:

•	Real estate debt investments, including loan acquisitions and originations:

•
Loan acquisitions include the purchase of performing, sub-performing and/or non-performing commercial real estate debt, often at significant discounts to par. Secondary debt purchases may include performing, sub-performing or non-performing loans (including loan-to-own strategies)

•	Originations include structured senior and subordinate debt secured by mortgages and/or equity interests in commercial real estate with a bias towards current yield

•	Real estate equity, which include single-family homes for rent and other real estate equity:

•	Single-family homes for rent held through our investment in CAH Operating Partnership, L.P. ("CAH OP"), which is externally managed by an affiliate of our Manager

•
Other real estate equity, which include real estate acquired in settlement of loans, common equity in real estate or related companies, and certain preferred equity investments with profit participation meeting certain risk or return profiles.

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
Significant dislocation occurred in global real estate credit markets during the financial downturn, and while these markets are in various stages of recovery, we continue to find opportunities to acquire financial and real estate assets that we believe are mispriced relative to intrinsic value of the underlying collateral. U.S. markets are now in a later stage of recovery which are producing an increasing number of loan origination and property acquisition opportunities, as commercial real estate fundamentals continue to stabilize and commercial real estate assets are refinanced or acquired with new capital based on revised underwriting, valuation and operating metrics. On the other hand, European markets are in an earlier stage of recovery and producing many loan acquisition opportunities as financial institutions continue to deleverage and divest of troubled assets. We believe that we are well positioned to capitalize on such opportunities sourcing transactions globally through the numerous relationships enjoyed by our Manager through its two decade history in the real estate investment business. We also believe that our Manager’s in-depth understanding of commercial real estate and real estate-related investments (including our target assets), and in-house underwriting and asset management capabilities, enable us to acquire assets with attractive risk-adjusted return profiles and the potential for meaningful capital appreciation.
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
Segments
We operate in three reportable segments: real estate debt investments, single-family residential (“SFR”) rentals and other real estate equity investments. The real estate debt investments segment includes our investments in originated and acquired commercial real estate debt, mortgage-backed securities, and other debt-related investments. The SFR rental segment represents our investment in CAH OP. The other real estate equity investments includes real estate acquired in settlement of loans, common equity in real estate or related companies, and certain preferred equity investments with profit participation meeting certain risk or return profiles. For operating and financial information about segments, see Note 17 to our consolidated financial statements included in this Report and “—Results of Operations.”
Recent Developments
Investment Activities
The following are highlights of our investment activities during the third quarter of 2013:

•	Invested or committed $214 million of capital in six new real estate debt investments, including a loan portfolio acquisition that closed shortly after quarter end;

•	Invested or committed $46 million in an existing real estate equity investment;

•	Fully realized two real estate debt investments and two real estate equity investments, including the sale of the remaining 173,495 shares of common stock of First Republic Bank;

•	Obtained financing on two of our loan portfolios, for net proceeds of $28.2 million, or 56% of our original equity on a blended basis;

•
Fully repaid the purchase money notes on two of our loan portfolios acquired from the Federal Deposit Insurance Corporation ("FDIC"). To date, we have fully paid off or defeased the purchase money notes on seven out of eight FDIC loan portfolios.

See “—Our Investments” and “—Results of Operations” for more detailed information about our recent investment activities and financial results.
Financing Activities
During the first three quarters of 2013, we completed an offering of 11,500,000 shares of our common stock for net proceeds of approximately $232 million and also sold 1,790,558 shares of our common stock in an at-the-market equity offering for net proceeds of approximately $38.5 million. See “—Liquidity and Capital Resources—Equity Offering” for more detailed information.
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
In August 2013, we obtained a new secured revolving credit facility to replace the existing credit facility. The new credit facility has an initial maximum principal amount of $360 million, subject to certain conditions and limitations. See Note 6 to our consolidated financial statements in Item 1 of this Report and “—Liquidity and Capital Resources—Credit Facility” for more detailed information.
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

	September 30, 2013
(Amounts in thousands)	Carrying Value		Fair Value
Target Asset Type	Amount	Percentage of Portfolio	Amount	Percentage of Portfolio
Acquisitions	$466,665	27%	$502,548	27%
Originations (1)	555,295	32%	560,384	30%
Single-family residential rentals	533,925	31%	606,500	33%
Other real estate equity investments (2)	168,687	10%	178,918	10%
Total investments (3)	$1,724,572	100%	$1,848,350	100%

	December 31, 2012
(Amounts in thousands)	Carrying Value		Fair Value
Target Asset Type	Amount	Percentage of Portfolio	Amount	Percentage of Portfolio
Acquisitions	$524,572	48%	$562,466	49%
Originations (1)	234,988	22%	236,252	21%
Single-family residential rentals	251,501	23%	262,000	23%
Other real estate equity investments (2)	70,959	7%	77,250	7%
Total investments (3)	$1,082,020	100%	$1,137,968	100%

(1)	Originations include preferred equity earning a fixed return.

(2)
Other real estate equity investments include real estate or equity interests obtained through foreclosures or deed-in-lieu of foreclosure on the collateral of target assets originally acquired or originated as debt instruments, equity securities obtained in full or partial resolution of debt and preferred equity earning a fixed return plus equity participation.

(3)	The following table provides a reconciliation of total investments presented above to the amounts included in our consolidated financial statements and the accompanying notes in Item 1 of this Report:

(Amounts in thousands)	September 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Investments in unconsolidated joint ventures	$1,334,699	$1,455,958	$877,081	$931,117
Loans receivable, net	646,036	650,986	333,569	335,734
Beneficial interests in debt securities, available-for-sale	31,123	31,123	32,055	32,055
Other assets, net	10,804	10,804	11,079	11,079
Less: Embedded derivative liability associated with beneficial interests in debt securities	(3,423)	(3,423)	(3,898)	(3,898)
Less: Secured financing	(78,467)	(78,500)	(108,167)	(108,090)
Less: Noncontrolling interests	(216,200)	(218,598)	(59,699)	(60,029)
Total investments	$1,724,572	$1,848,350	$1,082,020	$1,137,968

Additional details and recent developments about our individual investments are provided in the following table and discussion:

(Amounts in millions)		Balance at September 30, 2013
Our Investments	Date of Initial Investment	Investment Carrying Value (1)	Committed Equity (2)	Investment Description/ Status at September 30, 2013
Real Estate Debt—Acquisitions
CRE FDIC Portfolio	Aug-11	$39.3	$—	446 performing and non-performing loans acquired in a structured transaction with the FDIC, secured mostly by commercial real estate, and 19 real estate owned ("REO") properties
Luxury Destination Club Recourse Loan II	May-12	34.7	—	First mortgage loan collateralized by 248 high-end units at 26 resorts in the US and various international destinations
U.S. Life Insurance Loan Portfolio	Dec-09	33.4	—	15 performing acquired first mortgages secured by commercial real estate
Bulls Loan Portfolio	Jun-11	32.5	—	383 performing and non-performing acquired loans consisting of substantially all first mortgage recourse commercial real estate loans and 12 REO properties
DB FDIC Portfolio	Jan-10	29.4	1.7	484 performing and non-performing loans acquired in a structured transaction with the FDIC, secured mostly by commercial real estate and 117 REO properties
Multifamily Tax-Exempt Bonds	Jun-11	28.2	—	Senior interest in tax-exempt bonds secured by a multifamily residential property located in Atlanta, GA
German Loan Portfolio IV	Jul-11	26.5	—	2 non-performing commercial real estate loans and 1 REO property
Ashford Notes	Feb-12	24.6	—	2 most junior mortgage participation interests secured by 5 full-service hotels
Florida Retail First Mortgage	Feb-13	23.4	—	Performing acquired senior mortgage loan secured by a retail property in Florida
Class A Manhattan Office Loan Participation	Mar-10	18.7	—	First mortgage pari-passu participation interest secured by Class A midtown Manhattan office building
Project London Loan Portfolio	Sep-12	17.5	—	8 performing and non-performing acquired loans secured by commercial real estate
ADC FDIC Portfolio II	Dec-12	16.6	—	401 performing and non-performing loans acquired in a structured transaction with the FDIC, mostly secured by commercial real estate and 7 REO properties
Other acquisitions	various	141.9	0.7	20 investments, each with less than $15 million of current investment balance
Total acquisitions		466.7	2.4

(Amounts in millions)		Balance at September 30, 2013
Our Investments	Date of Initial Investment	Investment Carrying Value (1)	Committed Equity (2)	Investment Description/ Status at September 30, 2013
Real Estate Debt—Originations
National Hotel Portfolio Mezzanine Loan	May-13	174.7	—	Mezzanine loan origination secured by equity interests in an entity owning a diversified portfolio of 152 full service, limited service, and extended stay hotels located throughout the U.S.
Lifestyle Athletic Club Mortgage Participation	Mar-13	90.0	8.3	First mortgage loan origination secured by 11 athletic lifestyle clubs located in California
One Court Square Preferred Equity	Jul-12	48.3	—	Preferred equity investment in an entity that acquired a Class A office tower located in Long Island City, New York
Boston Retail First Mortgage	May-13	32.3	9.0	First mortgage loan origination secured by a regional mall located in MA.
Luxury Destination Club Recourse Loan I	Sep-11	27.1	—	Performing first mortgage secured by 41 properties located primarily in Manhattan, NY and Maui
Boca Raton Multifamily Land Loan	Jan-13	20.7	—	First mortgage loan origination secured by a multifamily development parcel located in Florida
Mexico Luxury Resort Junior Mortgage Participation	Aug-13	20.1	—	Participation in junior first mortgage interest secured by a luxury beach resort in Mexico
New York Student Housing Loan	Aug-13	20.0	2.2	First mortgage loan secured by a student housing community in New York
St. Barths Hotel and Villa Mortgage Loan	Sep-13	15.9	—	First mortgage loans secured by a partially constructed hotel and residential development project located in St. Barths
Southern California Land Loan	May-11	15.8	—	First mortgage loan secured by a Southern California master planned development and equity participation rights
American Coastal Properties Loan	Jul-13	15.1	—	First mortgage loan to finance the acquisition and redevelopment of high-end, single family residential properties in infill, coastal southern California markets
Other originations	various	75.3	6.1	7 investments, each with less than $15 million of current investment balance
Total originations		555.3	25.6

Real Estate Equity—Single-Family Residential Rentals	Mar-12	533.9	—	Investment in CAH OP, an investment vehicle created for the purpose of acquiring and renting single-family homes
Real Estate Equity—Other
Multifamily Portfolio Preferred Equity	Mar-13	97.5	4.7	Preferred equity investment in an entity that acquired a multifamily portfolio composed of approximately 6,300 units located in Georgia, Florida and Texas
Hotel Portfolio	Apr-10	31.3	—	Equity interests in and senior mezzanine loan receivable from entities owning a portfolio of 102 limited service hotels
Phoenix Corporate Tower	Dec-12	18.6	—	Equity interest in a high-rise office tower located in Phoenix, AZ
California Master Planned Communities	May-12	15.4	—	Equity interests acquired through deed-in-lieu in 2 partially developed master planned communities located in California
Other real estate equity investment	Dec-09	5.9	—	1 investment with less than $15 million of current investment balance
Total other real estate equity		168.7	4.7
Total investments		$1,724.6	$32.7

(1)
Amounts represent the carrying value of our investment at September 30, 2013, net of investment-specific financing and amounts attributable to noncontrolling interests. Amounts reflect our investments and our share of income less amounts distributed and realized since the inception of the investment.

(2)
Amounts represent our share of additional funding commitments for future investments, unfunded lending commitments, ordinary operating costs, guaranties or other commitments of each investment as of September 30, 2013, as described in Note 16 to our consolidated financial statements included in this Report.

Real Estate Debt—Acquisitions

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

•	Other Real Estate Debt Acquisitions with Current Investment Balance Less Than $15 Million:

•
California First Mortgage Portfolio I—In April 2013, we invested $27 million in a joint venture with certain Co-Investment Funds that acquired a portfolio of loans secured by commercial and residential real estate. The portfolio included 52 loans, of which 83% were performing at acquisition, with an aggregate UPB of approximately $72.3 million. The aggregate purchase price for the portfolio was approximately $54 million, representing 75% of the portfolio's UPB. Our share of this investment is 50%. In July 2013, the portfolio obtained financing from a commercial bank and returned $14.6 million, representing 53% of our initial invested equity. The financing bears interest at 1-month LIBOR plus a spread of 3.75%. In connection with the financing, we obtained a 2.5% LIBOR cap on 50% of the financing proceeds.

•
California First Mortgage Portfolio II—In June 2013, we invested $23 million in a joint venture with certain Co-Investment Funds that acquired a portfolio of loans secured by commercial and residential real estate. The portfolio included 41 loans, of which 100% were performing at acquisition, with an aggregate UPB of approximately $54.5 million. The aggregate purchase price for the portfolio was approximately $45 million, representing 83% of the portfolio's UPB. Our share of this investment is 50%. In September 2013, the portfolio obtained financing from a commercial bank and returned $13.6 million, representing 59% of our initial invested equity. The financing bears interest at 1-month LIBOR plus a spread of 3.25%. In connection with the financing, we obtained a 2.5% LIBOR cap on 50% of the financing proceeds.

•
MF5 Loan Portfolio (formerly, MF5 CMBS)—In February 2012, we invested $25 million in a joint venture with certain Co-Investment Funds that acquired the most senior bond and the interest-only certificate in a CMBS trust. The senior bond has a coupon of 5.1% and is secured by approximately 270 first mortgage loans (of which 89% were performing) collateralized primarily by multifamily properties. The aggregate purchase price for the senior bond and interest-only certificate was approximately $226.1 million, representing a discount of 27.4% to par value of the senior bond. In February 2013, the joint venture completed a desecuritization of the CMBS trust and sold a 40% participation interest in each of the assets previously held in the trust and recognized a gain on sale of $25.8 million. Our share of the gain, based on our 11% interest in the joint venture, was $2.8 million.

Real Estate Debt—Originations

•
National Hotel Portfolio Mezzanine Loan. In May 2013, we and certain Co-Investment Funds participated in the origination of $560.0 million of mezzanine debt, consisting of senior and junior tranches, secured by the equity interests in an entity owning a diversified portfolio of 152 full service, limited service, and extended stay hotels located throughout the U.S. We and the Co-Investment Funds funded $327.6 million at closing, net of a 1% origination fee, of which our share was $173.3 million. The senior and junior tranches bear interest at a blended rate of 1-month London Interbank Offered Rate ("LIBOR") plus 10.8% and are subordinate to a $775.0 million first mortgage. Both loans have an initial maturity date of June 2016 and can be extended for a maximum of 24 months, subject to payment of extension fees and satisfaction of debt yield requirements.

•
Lifestyle Athletic Club Mortgage Participation. In March 2013, we participated in a recently originated $375 million first mortgage loan secured by 11 upscale athletic clubs located in California. The loan bears an 8.0% fixed interest rate with a 25-year amortization schedule and has a five year term. The loan may be increased to $400 million based on the achievement of certain performance metrics by the borrower. Our share of this investment was $123 million with a future funding obligation of $8.25 million. In July 2013, we split the first mortgage loan into a $32.8 million A-note and $90.1 million B-note, and sold the A-note to an unrelated party at par. The remaining B-note bears a fixed interest rate of 9.3%.

•
Boston Retail First Mortgage. In May 2013, we originated a $32.7 million mortgage loan secured by a regional mall located in a suburb of Boston, MA. In addition to an initial funding component of $32.7 million bearing interest at 1-month LIBOR plus 6.0%, the loan includes a $9.0 million future funding component bearing interest at 1-month LIBOR plus 11.5% that the borrower can draw for reimbursement of budgeted tenant improvements, capital expenditures and leasing commissions. The mortgage loan has an initial maturity date of June 2016 and can be extended for a maximum of 24 months, subject to payment of extension fees and satisfaction of debt yield requirements.

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

•
Mexico Luxury Resort Junior Mortgage Participation. In August 2013, we invested $20 million in a joint venture with certain Co-Investment Funds that originated a $40 million junior first mortgage interest secured by a luxury beach resort in Mexico. The loan bears interest at a fixed rate of 11.5%, of which 3% may be paid in-kind and is subject to certain other fees and yield maintenance features. The loan matures in January 2019. Our share of this investment is 50%.

•
New York Student Housing Loan. In August 2013, we invested $20 million with a third party joint venture partner to originate a $70 million senior mortgage bridge loan secured by a newly constructed 385-unit off campus student housing property in Upstate New York. The initial funding was $63 million with a $7 million future funding obligation subject to the property achieving certain operating metrics. The $7 million additional funding was advanced to the borrower in October 2013 as the property achieved the threshold operating metrics. The loan bears interest at 1-month LIBOR plus 5% with a 0.5% LIBOR floor and matures in September 2015. The loan was funded via a $46 million non-recourse, matched term loan and $24 million from the joint venture. Our share of this investment is 90%.

•
St. Barths Hotel and Villa Mortgage Loan. In September 2013, we invested $16 million in a joint venture with certain Co-Investment Funds that originated two U.S. dollar denominated first mortgage loans with a combined UPB of $57 million to recapitalize a partially constructed hotel and residential development project located in St Barths, French West Indies. One loan secured by the hotel portion of the property has an initial term of five years and bears interest at 1-month LIBOR plus 12.25%. The other loan secured by the residential portion of the property has an initial term of two years and bears interest at 1-month LIBOR plus 10.25%. The loans are subject to certain cross collateralization and cross default features, a 1% origination fee, a 1% exit fee and yield maintenance. Our share of this investment is 33.3%.

•
American Coastal Properties Loan. In July 2013, we and a Co-Investment Fund originated a $30 million first mortgage loan to finance the acquisition and redevelopment of high-end, single family residential properties in infill coastal Southern California markets. The loan bears a fixed interest rate of 15%, of which 7% may be paid in-kind, and is subject to certain other fees including a 1% origination fee and 0.5% exit fee. The term of the loan is four years. We and the Co-Investment Fund may choose to fund an additional $40 million at our sole discretion. Our share of the investment is 50% and $15 million was funded to date.

•	Other Real Estate Debt Originations with Current Investment Balance Less Than $15 Million:

•
Baltimore Office Loan—In September 2013, we originated an $11.6 million first mortgage loan secured by a fully occupied flex office building in Maryland. The loan bears interest at 1-month LIBOR plus 7.25% and is subject to 1% origination fee and 1% exit fee. The loan has an initial maturity date of October 2016 and can be extended for a maximum of 24 months, subject to payment of extension fees and satisfaction of debt yield requirements.

•
Texas Master Planned Community Land Loan—In May 2013, we invested in a joint venture with certain Co-Investment Funds that originated a $23.4 million loan to finance the development of a master planned residential community near Austin, TX. The loan matures in May 2018 and bears an interest rate of 14% paid in-kind, with a 1.0% origination fee, plus profit participation. Our share of this investment is 50%, or $12 million.

•
Marin Land Development Loan—In March 2013, we invested $10 million (with a future funding obligation of $3.4 million) in a joint venture with a Co-Investment Fund that originated a $26.8 million loan for the land acquisition and predevelopment costs for a mixed use development in San Rafael, CA. We and the Co-Investment Fund funded $20 million at closing for the acquisition and funded the remaining $6.8 million upon completion of various items in September 2013. The loan bears an interest rate of 10.0% current and 5.0% paid in-kind, with a 1.0% origination fee, and matures in March 2018. Our share of this investment is 50%.

•
Extended Stay Mezzanine B&C Loans. In September 2013, we sold our $37.5 million participation interest in these loans, which was originated in December 2012, to an unrelated third party for a $1.1 million gain.

•	Centro Mezzanine Loans. In August 2013, we received full payoff of the $60 million loans originated in June 2011.

•
2100 Grand B-Note. In May 2013, upon sale of the collateral property, the borrower paid off the entire loan and accrued interest thereon, including a yield maintenance premium of $3.6 million. Our share of the gain on payoff was approximately $3.2 million, after the promote payment due to the sponsor.

•
Luxury Destination Resort Loans. In May 2013, we received full payoff of this $15 million mezzanine loan originated in November 2011, including a prepayment premium. Our 50% share of the gain on payoff was approximately $0.9 million.

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

Real Estate Equity—Single-Family Residential Rentals
During the nine months ended September 30, 2013, we invested an additional $295 million in CAH OP. To date, we have invested $550 million in CAH OP and have no further capital commitments at this time.
In September 2013, CAH OP obtained a $500 million credit facility with J.P. Morgan and expects to increase the facility size to $1 billion by the end of the year, subject to additional lender commitments. CAH OP has also begun originating loans under a new lending program to other owners of single family homes for rent. This loan portfolio, once scaled, as well as CAH OP's broader owned homes portfolio, may be financed with securitizations in the future.
At September 30, 2013, CAH OP owned 14,072 housing units located in nine states across the United States with an estimated cost basis of approximately $2.5 billion, including units owned in a joint venture with Fannie Mae. The following table provides an overview of the portfolio at September 30, 2013:

Market	Number of Homes (1)	Estimated Total Cost Basis (in thousands) (2)	Estimated Average Cost Per Home (in thousands)	Average Home Size (Square Feet)	Estimated Average Cost Per Square Foot
Properties wholly-owned by CAH OP:
Arizona	1,125	$156,663	$139	1,697	$82
California	2,880	808,231	281	1,670	168
Colorado	592	97,445	165	1,704	97
Delaware	62	9,379	151	1,395	108
Florida	2,767	476,811	172	1,844	93
Georgia	3,259	414,004	127	1,967	65
Nevada	1,018	194,914	191	1,944	98
Pennsylvania	3	425	142	1,113	127
Texas	1,326	163,162	123	1,787	69
	13,032	$2,321,034	$178	1,817	$98
Jointly-owned properties (3)	1,040
	14,072

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
Real Estate Equity—Other

•
Multifamily Portfolio Preferred Equity. In March 2013, we entered into a joint venture with a minority unaffiliated investor and a separate agreement with a third party sponsor to provide participating preferred equity to an entity investing in multifamily properties. At the March 2013 closing, we and the minority investor funded preferred equity of $34 million and $7 million, respectively, and the sponsor funded $14 million of common equity. Subsequent to the initial closing, we and the minority investor funded an additional $63 million and $13 million, respectively, of preferred equity and the sponsor funded $25 million of common equity. The common and preferred equity proceeds were used along with mortgage financing proceeds to acquire multifamily properties comprising approximately 6,300 units within sixteen apartment communities in Georgia, Texas and Florida. Our cumulative preferred equity of $97 million to-date provides a

12% preferred return, 1% issuance fee and a 30% profit participation after the joint venture and the sponsor have each attained a 12% internal rate of return. Our share of this participating preferred equity interest in the investment entity is 83%.

•	Other Real Estate Equity with Current Investment Balance Less Than $15 Million:

•
WLH Stock—We indirectly owned approximately 2.4 million shares of Class A common stock of William Lyon Homes (“WLH”), which we acquired in connection with the sale of residential lots to WLH in June 2012. In May 2013, WLH completed its initial public offering at a price of $25 per share, after giving effect to a 1-for-8.25 share reverse stock split. After giving effect to the reverse stock split, we indirectly own approximately 291,000 shares of WLH Class A common stock at a cost basis of $8.66 per share.

•
First Republic Bank. During the nine months ended September 30, 2013, we sold our remaining 615,932 shares of common stock in First Republic Bank for combined net cash proceeds of $23.8 million, and realized a combined gain of $10.7 million. After giving effect to this sale, we have sold all of our original 1,600,000 shares acquired in June 2010, for cumulative proceeds of $52.4 million, or     approximately 2.2 times our original invested amount of $24 million.

Investment Activity Subsequent to September 30, 2013

•
Freddie Mac Portfolio—In October 2013, we invested $130 million in a joint venture with certain Co-Investment Funds that acquired a portfolio of loans secured by multifamily and senior housing assets. The portfolio included 27 loans, all of which were performing at acquisition, with an aggregate UPB of approximately $194 million. The aggregate purchase price for the portfolio was approximately $177 million, representing 91% of the portfolio's UPB. Our share of this investment is 73%.

•
FDIC CRE 2013—In October 2013, we invested $13 million in a joint venture with certain Co-Investment Funds that consummated a structured transaction with the FDIC. The joint venture acquired an initial 20% managing member equity interest in a newly formed limited liability company created to hold a portfolio of acquired loans, with the FDIC retaining the other 80% equity interest. Additionally, upon return of capital to all parties, the joint venture will receive a 40% equity interest in the entity, with the FDIC retaining the other 60% equity interest. The portfolio included 415 performing and non-performing loans with an aggregate UPB of $199 million, consisting of substantially all first mortgage recourse commercial real estate and acquisition, development and construction loans. The portfolio was effectively acquired for a purchase price of $112.6 million, representing 57% of the portfolio's UPB. Our share of this investment is 50%.

•
Wickfield Center—In October 2013, we originated a $10.4 million first mortgage loan secured by a multi-tenant office building located in Michigan. The loan bears an interest rate of 1-month LIBOR plus a spread of 7%, a 1% origination fee and a 1% exit fee. The mortgage loan has an initial maturity date of November 2015 which can be extended for a maximum of 12 months, subject to payment of extension fees and satisfaction of debt yield requirements.

•
Spanish CRE Loan Portfolio I—In November 2013, we invested $143 million, prior to potential financing, in a joint venture with certain Co-Investment Funds to acquire three sub-performing first mortgages at a substantial discount to UPB. The mortgages are secured by two office properties and one retail property in Spain.

•
Midwest NNN Office Campus—In November 2013, we entered into a purchase and sale agreement to acquire an office campus by the end of 2013 in the Midwest fully occupied by a single-A rated tenant. The estimated acquisition cost, including closing costs, is approximately $124 million.

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

Results of Operations—Comparison of Three Months Ended September 30, 2013 and 2012
In general, period-over-period increases in our results of operations reflect our ongoing investment activities and capital-raising efforts. At September 30, 2013, we had 56 active investments representing $1.7 billion of invested capital, including our investment in CAH OP, compared to 44 investments and $0.9 billion at September 30, 2012. Due to the overall growth and increased number of investments in nearly every category, the results of operations presented below for each period are not directly comparable and are not necessarily indicative of future financial condition or results of operations.
We operate in three reportable segments: real estate debt investments, SFR rentals and other real estate equity investments. The real estate debt investments segment includes our investments in originated and acquired commercial real estate debt, mortgage-backed securities, and other debt-related investments. The SFR rental segment represents our investment in CAH OP. The other real estate equity investments segment includes real estate acquired in settlement of loans, common equity in real estate or related companies, and certain preferred equity investments with profit participation meeting certain risk or return profiles.

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
Income (loss) from our investments by type of investment is summarized below. We have recently re-categorized some of our investments, as described in Note 17 to our consolidated financial statements included in this Report. Certain amounts for the three months ended September 30, 2012 have been reclassified to conform to the current period presentation:

	Three Months Ended September 30, 2013
(In thousands)	Income (Loss)	Less: Expenses, Other (Income) Loss and Income Tax Provision	Less: Net Income Attributable to Noncontrolling Interests	Net Income (Loss) Attributable to Colony Financial, Inc.
Amounts allocated to investment segments:
Real estate debt investments
Acquisitions:
Single loans—first mortgages	$8,973	$1,165	$1,499	$6,309
Single loans—subordinated debt (1)	1,585	1	204	1,380
Loan portfolios	9,371	275	—	9,096
CMBS/bonds	879	181	13	685
Total acquisitions	20,808	1,622	1,716	17,470
Originations:
Senior & whole mortgage loans	4,244	202	377	3,665
Subordinated debt (1)	18,238	23	5,006	13,209
Total originations	22,482	225	5,383	16,874
Total real estate debt investments	43,290	1,847	7,099	34,344
Single-family residential rentals	(1,576)	—	—	(1,576)
Other real estate equity investments (2)	6,749	—	415	6,334
Total investments	48,463	1,847	7,514	39,102
Amounts not allocated to investment segments	25	12,678	—	(12,653)
	$48,488	$14,525	$7,514	$26,449

	Three Months Ended September 30, 2012
(In thousands)	Income (Loss)	Less: Expenses, Other (Income) Loss and Income Tax Provision	Less: Net Income Attributable to Noncontrolling Interests	Net Income (Loss) Attributable to Colony Financial, Inc.
Amounts allocated to investment segments:
Real estate debt investments
Acquisitions:
Single loans—first mortgages	$5,689	$1,261	$1,263	$3,165
Single loans—subordinated debt (1)	2,087	177	539	1,371
Loan portfolios	7,450	392	—	7,058
CMBS/bonds	1,466	337	9	1,120
Total acquisitions	16,692	2,167	1,811	12,714
Originations:
Senior & whole mortgage loans	3,933	57	357	3,519
Subordinated debt (1)	5,245	189	2	5,054
Total originations	9,178	246	359	8,573
Total real estate debt investments	25,870	2,413	2,170	21,287
Single-family residential rentals	(1,035)	—	—	(1,035)
Other real estate equity investments (2)	2,189	—	—	2,189
Total investments	27,024	2,413	2,170	22,441
Amounts not allocated to investment segments	26	6,909	—	(6,883)
	$27,050	$9,322	$2,170	$15,558

(1)	Subordinated debt includes B-notes, mezzanine loans, and preferred equity earning a fixed return.

(2)
Other real estate equity investments include real estate or equity interests obtained through foreclosures or deed-in-lieu of foreclosure on the collateral of target assets originally acquired or originated as debt instruments, equity securities obtained in full or partial resolution of debt and preferred equity earning a fixed return plus equity participation.

Net Income from Real Estate Debt Investments
Net income from acquired first mortgage loans for the three months ended September 30, 2013 increased $3.1 million, or 99%, compared to the three months ended September 30, 2012. The increase primarily reflects income from the Florida Retail First Mortgage and Phoenix Corporate Tower Loan acquired in February 2013 and December 2012, respectively. Expenses on acquired first mortgage loans for the three months ended September 30, 2013 and 2012 include interest expense and servicing costs on Luxury Destination Club Recourse Loan II. We obtained seller-provided financing for the May 2012 loan acquisition, which incurs contractual interest as well as amortization of deferred financing costs. All contractual interest due for the term of the financing was pre-funded by the borrower.
Net income from acquired subordinated debt for the three months ended September 30, 2013 remained consistent with the three months ended September 30, 2012.
Net income from loan portfolios include income from loan portfolios acquired in structured transactions with the FDIC as well as from commercial banks. For the three months ended September 30, 2013, net income from loan portfolios increased $2.0 million, or 29%, compared to the three months ended September 30, 2012. The drivers of the overall increase are: additional income from five loan portfolios acquired subsequent to September 30, 2012, lower interest expense on FDIC purchase money notes resulting from principal payments, and favorable changes in expected accretable yields on some of our existing portfolios. These increases are partially offset by decreases due to ongoing loan resolutions and a combined impairment of $1.3 million on eight of our loan portfolios, including impairment on REO properties. Two of our FDIC portfolios acquired in late 2010 are managed by asset management companies that are wholly-owned by us. We charge a fee of 50 basis points on each portfolio’s UPB per annum, payable monthly, which is included in income from loan portfolios.
Net income from CMBS/bonds for the three months ended September 30, 2013 decreased $0.4 million, or 39%, compared to the three months ended September 30, 2012. The decrease primarily reflects reclassification of MF5 CMBS investment from CMBS/bonds to other loan portfolios following the desecuritization of the trust in February 2013.

Net income from originated senior and whole mortgage loans for the three months ended September 30, 2013 increased $0.1 million, or 4%, compared to the three months ended September 30, 2012. The increase primarily reflects income generated from new originations including Hearthstone ADC Loan, Boca Raton Multifamily Land Loan, Marin Land Development Loan, Texas Master Planned Community Land Loan, Boston Retail First Mortgage Loan and American Coastal Properties Loan, all originated after September 30, 2012. The increases are partially offset by the payoff of WLH Secured Loan in November 2012.
Net income from originated subordinated debt for the three months ended September 30, 2013 increased $8.2 million, or 161%, compared to the three months ended September 30, 2012. The increase primarily reflects income from new originations including One Court Square Preferred Equity originated in July 2012, Lifestyle Athletic Club Mortgage Participation originated in March 2013, National Hotel Portfolio Mezzanine Loan originated in May 2013, and Mexico Luxury Resort Junior Mortgage Participation and New York Student Housing Loan originated in August 2013, among others. Included in the net income from originated subordinated debt for the three months ended September 30, 2013 is a $1.1 million gain recognized from the sale of our pro-rata share of the Extended Stay Mezzanine B&C Loans. The increases are partially offset by the payoff of Centro Mezzanine Loans in August 2013, as well as Luxury Destination Resort Loan and 2100 Grand B-Note in May 2013.
Certain investments individually generated greater than 10% of our total income for the periods presented. For the three months ended September 30, 2013 and 2012, Luxury Destination Club Recourse Loan I and II, which share the same corporate guarantor, generated 13% and 24% of total income, respectively. After deducting investment-specific interest and other expenses, and amounts attributable to noncontrolling interests, Luxury Destination Club Recourse Loan I and II represent 12% and 20% of our net income attributable to stockholders, respectively. National Hotel Portfolio Mezzanine Loan which was originated in May 2013 generated 20% of our total income for the three months ended September 30, 2013. After deducting investment-specific expenses and amounts attributable to noncontrolling interests, the National Hotel Portfolio Mezzanine Loan represents 19% of our net income attributable to stockholders for the same period. No other individual investment generated greater than 10% of our total income during the three months ended September 30, 2013 and 2012.
Loss from Single-Family Residential Rentals
Our investment in single-family residential rentals through CAH OP generated a loss of $1.6 million and $1.0 million during the three months ended September 30, 2013 and 2012, respectively, including approximately $2.6 million and $0.4 million, respectively, that represents our share of depreciation expense. The SFR rental business was started in March 2012 and the business has grown rapidly, therefore prior year results do not provide for meaningful comparisons to the current year results. As of September 30, 2013, CAH OP owned 14,072 units in nine states, including units operated in a joint venture with Fannie Mae, and the overall portfolio was 59% leased, up from 49% leased as of June 30, 2013. The improvement in portfolio occupancy is the result of a deliberate strategy to slow acquisition activity in order to focus on improved operational performance including higher renovation and leasing productivity. During the third quarter, CAH OP averaged approximately 1,000 renovations and 900 new leases per month. This compares to 900 and 650, respectively, in the second quarter. Acquisitions averaged approximately 600 homes per month for the third quarter, as compared to 1,400 homes per month in the second quarter.
Net income from Other Real Estate Equity Investments
Net income from other real estate equity investments for the three months ended September 30, 2013 increased $4.1 million, or 189%, compared to the three months ended September 30, 2012. Net income from other real estate equity investments for the three months ended September 30, 2013 includes a $3.6 million gain from the sale of 173,495 shares of common stock in First Republic Bank and $2.1 million income from the Multifamily Portfolio Preferred Equity, which we closed in March 2013 and in which we have made additional investments since March 2013. Net income from other real estate equity investments for the three months ended September 30, 2012 reflects a $1.9 million gain recognized from the sale of 177,342 shares of common stock in First Republic Bank. The increase also reflects improved operations of our Hotel Portfolio, due to ongoing marketing and rehabilitation efforts, and a renewed focus on operations following the December 2012 restructuring and change in hotel management.

Amounts Not Allocated to Investments
Certain non-investment-specific income and expense amounts not allocated to segments are summarized below.

	Three Months Ended September 30,
(in thousands)	2013	2012
Interest income from cash	$25	$26
Expenses:
Management fees	$6,520	$3,812
Unconsummated deal expenses	173	19
Interest expense	4,185	965
Administrative expense	1,814	1,517
Income tax provision	(14)	596
Total expenses	$12,678	$6,909

•	Management Fees—Management fees include the following:

	Three Months Ended September 30,
(in thousands)	2013	2012
Base management fees	$5,534	$3,234
Share-based compensation	986	578
	$6,520	$3,812
Base management fees have increased by approximately $2.3 million from the three months ended September 30, 2012 to the three months ended September 30, 2013 due to an increase in our fee base, as defined in our management agreement with the Manager, and is largely dependent upon net proceeds from equity offerings. The increase resulted from two common stock offerings and stock issued under the ATM Program since September 30, 2012, with combined net proceeds of approximately $492 million. The increase in share-based compensation resulted from expense recognized on the restricted shares awarded to our Manager in December 2012.

•
Interest Expense—For the three months ended September 30, 2013 and 2012, we incurred non-segment interest expense of $4.2 million and $1.0 million, respectively, primarily on our credit facility and convertible senior notes. Interest expense for the third quarter of 2013 was higher as the convertible senior notes were newly issued in April 2013 and due to higher average outstanding borrowings to temporarily finance our investments during the period. We do not attribute borrowings on our credit facility or proceeds from issuance of convertible notes to specific investments.

•	Administrative Expenses—Administrative expenses are summarized below:

	Three Months Ended September 30,
(In thousands)	2013	2012
Reimbursements to Colony Capital:
Compensation pursuant to secondment agreement	$314	$299
Allocated overhead and direct administrative expenses	436	273
Total reimbursements to Colony Capital	750	572
Professional fees	672	538
Other	392	407
	$1,814	$1,517
Total administrative expenses for the three months ended September 30, 2013 increased $0.3 million, or 20%, compared to the third quarter of 2012, reflecting the added administrative burden associated with the growth of our business.

•
Income Tax Provision—Our TRSs, which directly or indirectly hold certain of our investments, are subject to corporate level federal, state, foreign and local income taxes. For the three months ended September 30, 2013 and 2012, we had income tax benefit of $14,000 and income tax expense of $0.6 million, respectively. Our current primary sources of income subject to taxation at the TRSs are income from loan resolutions in some of our loan portfolios, income from our interests in asset management companies which manage some of our loan portfolios, and hotel operations from our Hotel

Portfolio. For the three months ended September 30, 2013, the income tax benefit from the net operating losses from our Hotel Portfolios entirely offset the income tax expense on other taxable activities.
Comparison of Nine Months Ended September 30, 2013 and 2012
Income from Our Investments
Income (loss) from our investments by type of investment is summarized below. We have recently re-categorized some of our investments, as described in Note 17 to our consolidated financial statements included in this Report. Certain amounts for the nine months ended September 30, 2012 have been reclassified to conform to the current period presentation:

	Nine Months Ended September 30, 2013
(In thousands)	Income (Loss)	Less: Expenses, Other (Income) Loss and Income Tax Provision	Less: Net Income Attributable to Noncontrolling Interests	Net Income (Loss) Attributable to Colony Financial, Inc.
Amounts allocated to investment segments:
Real estate debt investments
Acquisitions:
Single loans—first mortgages	$22,175	$3,750	$4,549	$13,876
Single loans—subordinated debt (1)	4,708	2	607	4,099
Loan portfolios	28,023	944	—	27,079
CMBS/bonds	5,615	59	36	5,520
Total acquisitions	60,521	4,755	5,192	50,574
Originations:
Senior & whole mortgage loans	17,480	210	1,117	16,153
Subordinated debt (1)	38,179	327	8,263	29,589
Total originations	55,659	537	9,380	45,742
Total real estate debt investments	116,180	5,292	14,572	96,316
Single-family residential rentals	(5,307)	—	—	(5,307)
Other real estate equity investments (2)	15,242	25	640	14,577
Total investments	126,115	5,317	15,212	105,586
Amounts not allocated to investment segments	282	34,361	—	(34,079)
	$126,397	$39,678	$15,212	$71,507

	Nine Months Ended September 30, 2012
(In thousands)	Income (Loss)	Less: Expenses, Other (Income) Loss and Income Tax Provision	Less: Net Income Attributable to Noncontrolling Interests	Net Income (Loss) Attributable to Colony Financial, Inc.
Amounts allocated to investment segments:
Real estate debt investments
Acquisitions:
Single loans—first mortgages	$12,327	$2,498	$2,632	$7,197
Single loans—subordinated debt (1)	3,538	178	668	2,692
Loan portfolios	22,472	1,538	—	20,934
CMBS/bonds	4,041	683	29	3,329
Total acquisitions	42,378	4,897	3,329	34,152
Originations:
Senior & whole mortgage loans	12,290	230	597	11,463
Subordinated debt (1)	11,766	565	7	11,194
Total originations	24,056	795	604	22,657
Total real estate debt investments	66,434	5,692	3,933	56,809
Single-family residential rentals	(1,159)	—	—	(1,159)
Other real estate equity investments (2)	9,175	—	—	9,175
Total investments	74,450	5,692	3,933	64,825
Amounts not allocated to investment segments	31	21,729	—	(21,698)
	$74,481	$27,421	$3,933	$43,127

(1)	Subordinated debt includes B-notes, mezzanine loans, and preferred equity earning a fixed return.

(2)
Other real estate equity investments include real estate or equity interests obtained through foreclosures or deed-in-lieu of foreclosure on the collateral of target assets originally acquired or originated as debt instruments, equity securities obtained in full or partial resolution of debt and preferred equity earning a fixed return plus equity participation.

Net Income from Real Estate Debt Investments
Net income from our debt investments for the nine months ended September 30, 2013 increased approximately $39.5 million, or 70%, compared to the corresponding period in 2012. The substantial increase reflects our continuing investment activity throughout 2012 and 2013. Many of our investments owned as of September 30, 2013 were not owned for all or part of the nine months ended September 30, 2012, and we added new investments in various categories, as summarized in our investments table in “—Our Investments.” Net income from our debt investments for the nine months ended September 30, 2013 includes a $2.8 million gain recognized from the sale of 40% participation interests in the underlying loans of MF5 CMBS in February 2013, $1.1 million gain recognized from the sale of our pro-rata share of the Extended Stay Mezzanine B&C Loans in September 2013, gains from the early payoff of the Florida Residential Development Loan in June 2013, Luxury Destination Resort Loan in May 2013 and 2100 Grand B-Note in May 2013 in the amounts of $2.8 million, $0.8 million and $3.2 million, respectively. These gains, along with a substantial increase in invested equity in debt investments—from $0.7 billion at September 30, 2012 to $1.0 billion at September 30, 2013—account for the period-over-period increase in income.
Certain investments individually generated greater than 10% of our total income for the periods presented. For the nine months ended September 30, 2013 and 2012, Luxury Destination Club Recourse Loan I and II, which share the same corporate guarantor, generated 15% and 17% of total income, respectively. After deducting investment-specific interest and other expenses, and amounts attributable to noncontrolling interests, these investments represent 13% and 16% of our net income attributable to stockholders, respectively. National Hotel Portfolio Mezzanine Loan which was originated in May 2013 generated 11% of our total income for the nine months ended September 30, 2013. After deducting investment-specific expenses and amounts attributable to noncontrolling interests, National Hotel Portfolio Mezzanine Loan represents 10% of our net income attributable to stockholders for the same period. No other individual investment generated greater than 10% of our total income during the nine months ended September 30, 2013 and 2012.

Loss from Single-Family Residential Rentals
Our investment in single-family residential rentals through CAH OP generated a loss of $5.3 million and $1.2 million during the nine months ended September 30, 2013 and 2012, respectively, including approximately $5.2 million and $0.5 million, respectively, that represents our share of depreciation expense. The SFR rental business was started in March 2012 and the business has grown rapidly, therefore prior year results do not provide for meaningful comparisons to the current year results. While renovation and leasing productivity continued to improve, the business has not achieved optimal scale in its target markets. Therefore, current period results are not indicative of a stabilized portfolio and reflects operating and administrative expenses that are disproportionate to the revenues generated from properties.
Net Income from Other Real Estate Equity Investments
Net income from our other real estate equity investments for the nine months ended September 30, 2013 increased approximately $5.4 million, or 59%, compared to the corresponding period in 2012. The 2013 income includes a $10.7 million gain recognized from the sale of our remaining 615,932 shares of common stock in First Republic Bank and $3.2 million of income from the Multifamily Portfolio Preferred Equity, which we closed in March 2013 and in which we have made additional investments since March 2013. The 2012 income reflects a $5.4 million gain recognized from the sale of 543,760 shares of common stock in First Republic Bank. The increase also reflects improved operations of our Hotel Portfolio, due to ongoing marketing and rehabilitation efforts, and a renewed focus on operations following the December 2012 restructuring and change in hotel management. The increase is partially offset by a $1.8 million gain recognized in June 2012 from the sale of all assets of the WLH Land Acquisition investment, which was partially .
Amounts Not Allocated to Investments
Certain non-investment-specific income and expense amounts not allocated to segments are summarized below.

	Nine Months Ended September 30,
(in thousands)	2013	2012
Interest income from cash	$282	$31
Expenses:
Management fees	$19,312	$12,276
Unconsummated deal expenses	504	315
Interest expense	8,572	2,988
Administrative expense	5,393	4,749
Income tax provision	580	1,401
Total expenses	$34,361	$21,729

•	Management Fees—Management fees include the following:

	Nine Months Ended September 30,
(in thousands)	2013	2012
Base management fees	$16,221	$8,398
Share-based compensation	3,091	2,942
Incentive fees	—	936
	$19,312	$12,276
Base management fees have increased by approximately $7.8 million from the nine months ended September 30, 2012 to nine months ended September 30, 2013 due to an increase in our fee base, as defined in our management agreement with the Manager, and is largely dependent upon net proceeds from equity offerings. The increase reflects proceeds from the common stock and preferred stock offerings throughout 2012 and 2013 which incurred base management fees on a weighted average basis. Share-based compensation for both periods represents expense recognized on restricted shares awarded to our Manager, certain of our executive officers and certain employees of our Manager and its affiliates in 2012, and reflects the amortization of estimated fair value of unvested shares, which we remeasure on a quarterly basis. Based upon the vesting schedule of shares awarded and the fair value as of each measurement date, share-based compensation could fluctuate significantly. The increase in share-based compensation largely reflects expense recognized on the restricted shares awarded to our Manager in December 2012. Incentive fees are based upon our Core Earnings, further described under “—Non-GAAP Supplemental Financial Measure: Core Earnings,” and are payable to our Manager in shares of our common stock. We did not meet the Core Earnings threshold for an incentive fee accrual for the nine months ended September 30, 2013.

•
Interest Expense—For the nine months ended September 30, 2013 and 2012, we incurred non-segment interest expense of $8.6 million and $3.0 million, respectively, primarily on our credit facility and convertible senior notes. Interest expense for the first three quarters of 2013 was higher as the convertible senior notes were newly issued in April 2013 and due to higher average outstanding borrowings to temporarily finance our investment activities during that period. We do not attribute borrowings on our credit facility or proceeds from issuance of convertible notes to specific investments.

•	Administrative Expenses—Administrative expenses are summarized below:

	Nine Months Ended September 30,
(In thousands)	2013	2012
Reimbursements to Colony Capital:
Compensation pursuant to secondment agreement	$923	$897
Allocated overhead and direct administrative expenses	1,263	849
Total reimbursements to Colony Capital	2,186	1,746
Professional fees	1,891	1,649
Other	1,316	1,354
	$5,393	$4,749
Total administrative expenses for the nine months ended September 30, 2013 increased $0.6 million, or 14%, compared to the corresponding period in 2012. The slight increase reflects the added administrative burden associated with the growth of our business.

•
Income Tax Provision—Our TRSs, which directly or indirectly hold certain of our investments, are subject to corporate level federal, state, foreign and local income taxes. For the nine months ended September 30, 2013 and 2012, we incurred income tax expense of $0.6 million and $1.4 million, respectively. Our current primary sources of income subject to taxation at the TRSs are income from loan resolutions in some of our loan portfolios, income from our interests in asset management companies which manage some of our loan portfolios, and hotel operations from our Hotel Portfolio. Income tax expense for the nine months ended September 30, 2013 is significantly lower compared to the same period in 2012 due to income tax benefit arising from net operating losses from our Hotel Portfolios and less loan resolution activity in our TRS loan portfolios compared to last year.

Information About Our Real Estate Debt Portfolio
The following tables summarize certain characteristics of the loans and beneficial interests in securities held by the Company and the joint ventures and our proportionate share:

	September 30, 2013
($ in thousands)	Total Portfolio		Company’s Proportionate Share
Collateral Type	Unpaid Principal Balance	Amortized Cost (1)	Unpaid Principal Balance	Amortized Cost (1)(2)	% of Amortized Cost	Weighted Average Coupon	Current Interest Yield on Cost	Weighted Average Maturity in Years
Originated performing loans
Retail	$32,650	$32,265	$32,650	$32,265	3.2%	6.2%	6.3%	2.7
Hospitality	489,930	486,486	251,852	249,949	24.9%	11.2%	11.3%	3.1
Other commercial	104,261	103,464	102,892	102,095	10.2%	9.0%	9.1%	4.1
Residential	120,345	119,527	53,647	53,282	5.3%	13.6%	13.9%	3.5
Land	95,494	91,241	47,540	45,414	4.5%	12.5%	13.3%	3.0
Total originated performing loans	842,680	832,983	488,581	483,005	48.1%	10.8%	11.0%	3.3
Acquired loans and beneficial interests in bonds
Performing:
Retail	410,910	299,775	114,616	89,777	8.9%	5.7%	7.5%	4.6
Office	217,281	162,849	47,763	36,988	3.7%	5.1%	7.3%	5.9
Industrial	212,632	157,973	45,216	33,096	3.3%	6.3%	8.7%	7.7
Hospitality	277,749	231,076	129,523	110,619	11.0%	8.5%	10.8%	1.1
Multifamily	363,739	284,216	108,155	91,486	9.1%	4.9%	5.8%	11.3
Other commercial	296,369	195,553	39,223	26,695	2.7%	9.8%	14.0%	3.2
Residential	63,940	37,607	17,904	12,782	1.3%	4.3%	6.2%	17.4
Land	133,222	54,022	16,540	7,442	0.7%	5.7%	11.2%	1.5
Total acquired performing	1,975,842	1,423,071	518,940	408,885	40.7%	6.5%	8.5%	5.7
Non-performing:
Retail	233,938	93,585	41,770	18,654	1.9%
Office	401,795	97,959	113,621	24,156	2.4%
Industrial	143,825	67,264	31,033	16,162	1.6%
Hospitality	52,988	26,513	7,207	3,494	0.3%
Multifamily	139,527	58,680	35,570	15,309	1.5%
Other commercial	322,279	111,023	43,525	14,734	1.5%
Residential	135,216	38,488	21,705	7,704	0.8%
Land	637,903	122,721	61,155	12,037	1.2%
Total acquired non-performing	2,067,471	616,233	355,586	112,250	11.2%
Total acquired loans	4,043,313	2,039,304	874,526	521,135	51.9%
Total portfolio	$4,885,993	$2,872,287	$1,363,107	$1,004,140	100.0%

	December 31, 2012
($ in thousands)	Total Portfolio		Company’s Proportionate Share
Collateral Type	Unpaid Principal Balance	Amortized Cost (1)	Unpaid Principal Balance	Amortized Cost (1)(2)	% of Amortized Cost	Weighted Average Coupon	Current Interest Yield on Cost	Weighted Average Maturity in Years
Originated performing loans
Retail	$60,000	$60,000	$60,000	$60,000	8.1%	9.8%	9.8%	3.5
Office	20,258	20,223	20,056	20,021	2.7%	8.0%	8.0%	2.9
Hospitality	133,285	132,515	82,937	82,472	11.2%	11.4%	11.5%	5.3
Other commercial	6,109	6,109	3,054	3,054	0.4%	12.2%	12.2%	1.8
Residential	82,196	79,840	34,960	33,860	4.6%	12.2%	12.8%	3.3
Total originated performing loans	301,848	298,687	201,007	199,407	27.0%	10.7%	10.9%	4.1
Acquired loans and beneficial interests in bonds
Performing:
Retail	415,149	293,227	92,534	69,409	9.4%	5.7%	7.6%	4.0
Office	307,008	211,378	77,266	52,032	7.1%	5.4%	8.3%	4.9
Industrial	244,140	182,908	49,032	36,085	4.9%	6.3%	8.7%	7.2
Hospitality	300,291	247,002	139,883	118,080	16.0%	8.6%	10.3%	1.9
Multifamily	478,674	370,053	104,569	87,722	11.9%	5.0%	6.0%	10.9
Other commercial	358,800	233,877	43,971	28,872	3.9%	9.6%	13.9%	3.3
Residential	58,077	28,128	8,881	4,781	0.6%	5.6%	10.3%	7.6
Land	159,611	67,642	17,228	6,968	0.9%	5.6%	14.3%	1.8
Total acquired performing	2,321,750	1,634,215	533,364	403,949	54.7%	6.6%	8.9%	5.1
Non-performing:
Retail	322,592	145,863	50,130	23,371	3.1%
Office	422,423	106,487	114,910	24,724	3.4%
Industrial	181,647	86,819	35,338	17,946	2.4%
Hospitality	74,334	40,046	9,159	4,902	0.7%
Multifamily	200,119	91,772	41,704	17,618	2.4%
Other commercial	401,434	138,128	55,406	18,189	2.5%
Residential	182,411	58,319	29,431	11,847	1.6%
Land	856,417	164,897	80,024	15,953	2.2%
Total acquired non-performing	2,641,377	832,331	416,102	134,550	18.3%
Total acquired loans	4,963,127	2,466,546	949,466	538,499	73.0%
Total portfolio	$5,264,975	$2,765,233	$1,150,473	$737,906	100.0%

(1)	The following table summarizes the amortized cost of the total portfolio and the Company's proportionate share included in the table above:

(Amounts in thousands)	September 30, 2013		December 31, 2012
	Total Portfolio	Company’s Proportionate Share	Total Portfolio	Company’s Proportionate Share
Loans receivable, net, on the Company's consolidated balance sheet	$646,036	$422,464	$333,569	$240,914
Beneficial interests in debt securities on the Company's consolidated balance sheet	31,123	30,967	32,055	31,895
Loans receivable, net, held by unconsolidated joint ventures	2,171,230	538,760	2,383,748	457,166
ADC loans held by unconsolidated joint ventures (a)	23,898	11,949	15,861	7,931
	$2,872,287	$1,004,140	$2,765,233	$737,906

(a)	Certain acquisition, development and construction loans are accounted for under the equity method depending upon their characteristics.

(2)	Our proportionate share of amortized cost is calculated as our share of the loans and debt securities based upon our ownership interest in each respective investment entity.

As of September 30, 2013, the Company’s and the joint ventures’ performing loan portfolio comprised fixed rate loans bearing interest rates ranging from 1.0% to 20.9% (weighted average of 7.7%) with an aggregate UPB of $1.39 billion and variable rate loans bearing interest rates ranging from 1.2% to 12.5% (weighted average of 7.4%) with an aggregate UPB of $1.43 billion. Maturity dates of performing loans range from October 2013 to February 2049. Scheduled maturities based on UPB of performing loans as of September 30, 2013 are as follows:

(In thousands)
One year or less	$814,085
Greater than one year and less than five years	1,352,866
Greater than or equal to five years	651,571
Total	$2,818,522
Liquidity and Capital Resources
Our current primary uses of liquidity are to fund:

•	acquisitions of our target assets and related ongoing commitments;

•	our operations, including overhead costs and the management fee to our Manager;

•	distributions to our stockholders; and

•	principal and interest payments on our borrowings, including interest obligation on our convertible debt.
Our current primary sources of liquidity are:

•	cash on hand;

•	our credit facility;

•	cash flow generated from our investments, both from operations and return of capital;

•	proceeds from full or partial realization of investments;

•	investment-level financing; and

•	proceeds from public or private equity and debt offerings.

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
Contractual Obligations and Commitments
We have contractual obligations to make future payments on our convertible debt and our new secured revolving credit facility, including unused commitment fees, and secured financing related to Luxury Destination Club Recourse Loan II. See “—Convertible Notes" for additional details on our convertible debt obligations. There have been no other material changes in our contractual obligations as described in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2012.
Pursuant to the operating agreements of some of our unconsolidated joint ventures, we may be required to fund additional amounts for future investments, unfunded lending commitments, ordinary operating costs, guaranties or commitments of the joint ventures. Our share of those commitments as of September 30, 2013 was $15.4 million.
At September 30, 2013, we had combined unfunded lending commitments of $17.3 million on two of our originated loans.
Off-Balance Sheet Arrangements
Several of our unconsolidated joint ventures have financing that is not reflected on our balance sheet. See Note 3 to our consolidated financial statements included in this Report and "—Investment-Level Financing" for additional information.

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
Common Stock—Our board of directors declared the following dividends in 2013:

Quarter Ended	Dividends Declared per Share	Date Paid
March 31, 2013	$0.35	April 15, 2013
June 30, 2013	$0.35	July 15, 2013
September 30, 2013	$0.35	October 15, 2013
Preferred Stock—We are required to make quarterly cash distributions on the 10,080,000 shares of 8.5% Series A Preferred Stock outstanding. The aggregate quarterly amount of $5.4 million, or $0.53125 per share, is payable on or about the 15th of each January, April, July and October.
Cash and Cash Flows
As of November 8, 2013, we had approximately $21.1 million of cash on hand.
The following table summarizes our cash flow activity for the periods presented:

	Nine Months Ended September 30,
(In thousands)	2013	2012
Net cash provided by operating activities	$91,554	$46,196
Net cash used in investing activities	(793,746)	(267,175)
Net cash provided by financing activities	580,577	306,025
Operating Activities
For the nine months ended September 30, 2013, cash flows from operating activities increased $45.4 million, or 98%, compared to the nine months ended September 30, 2012. The increase reflects the substantial increase in the number of investments in our portfolio. Cash flows from operating activities are primarily distributions of earnings from unconsolidated joint ventures and interest received from our investments in loans, partially offset by payment of operating expenses.
Investing Activities
The substantial increase in net cash used in investing activities reflect our growth and investment of recycled capital and new financing proceeds in income-producing assets. Cash outlays for our contributions to unconsolidated joint ventures and for investments in loans during the periods are partially offset by distributions of capital from unconsolidated joint ventures resulting from principal repayments, loan resolutions and financing activities. Cash provided by investing activities also includes principal repayments, early payoffs on two loans and sales of loans receivable. We invested approximately $811.5 million and $385.6 million, primarily in new investments, during the nine months ended September 30, 2013 and 2012, respectively. We also invested an additional $295 million in our existing single-family homes rental platform during the nine months ended September 30, 2013.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2013 reflects net proceeds of approximately $232.3 million from our common stock offering in January 2013, $38.5 million from at-the-market common stock offering and $194 million from issuance of convertible senior notes, $74 million net borrowings on our credit facility and contributions from noncontrolling interests of $173.3 million primarily related to National Hotel Portfolio Mezzanine Loan. These amounts were offset by $82.7 million payment of dividends, $29.7 million of repayments on secured financing, and

$13.5 million distributions to noncontrolling interests. Net cash provided by financing activities for the nine months ended September 30, 2012 related primarily to the net proceeds of $395.7 million from our common and preferred stock offerings and contributions from noncontrolling interests of $36.4 million. The cash inflows were offset by $37.9 million payment of dividends and net repayments of $69 million on our credit facility.
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
For the nine months ended September 30, 2013, our investments generated $420 million of cash from various sources as follows:

•
Acquired loans—We received approximately $186.2 million from our acquired single loans and loan portfolios from various sources, such as interest and fees, loan sales and principal receipts including payoffs, and distributed $5.3 million of this amount to noncontrolling interests. Approximately $134.0 million of cash received was capital in nature. The major contributors to capital returned were $79.9 million from investment-level financing on five loan portfolios, $10.4 million from MF5 CMBS from the partial sale of participation interest, and $16.0 million of principal receipts on the Luxury Destination Club Recourse Loan II.

•
Originated loans—We received approximately $210.5 million from our originated loans and distributed $7.6 million to noncontrolling interests. Approximately $170.8 million of cash received was capital in nature including $97.5 million from the early payoff of four loans and $71.3 million from loan sales. The remainder of the cash generated from originated loans consists of current interest and required principal payments received.

•	Single-family residential rentals—We received approximately $7.3 million from our investments in the single-family residential rentals, which was entirely a return of capital.

•
Other real estate equity investments—We received approximately $29.5 million from our other real estate equity investments of which $23.8 million was from the sale of 615,932 shares of common stock of First Republic Bank and $2.8 million from the Multifamily Portfolio Preferred Equity investment. We distributed $0.6 million of this amount to noncontrolling interests.

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
The maximum amount available to borrow under the New Credit Agreement at any time is limited by a borrowing base of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of net book value or a multiple of Core Earnings (as further described under “—Non-GAAP Supplemental Financial Measure: Core Earnings"). As of November 8, 2013, the borrowing base valuation was sufficient to permit borrowings of up to the entire $360 million commitment, of which $215 million remained available.
The New Credit Agreement contains covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. At September 30, 2013, we were in compliance with all debt covenants. The following table summarizes the key financial covenants and our actual results as of and for the three months ended September 30, 2013:

		Actual Level
($ in thousands)	Covenant Level	September 30, 2013
Financial covenant as defined in the credit agreement:
Consolidated Tangible Net Worth	Minimum $1,178,573	$1,472,186
Consolidated Fixed Charge Coverage Ratio	Minimum 2.25 to 1.0	4.14 to 1.0
Consolidated Leverage Ratio	Maximum 0.5 to 1.0	0.24 to 1.0
Liquidity	Minimum $5,000	$334,584
Total Facility Permitted Borrowings	Maximum $360,000	$74,000
Investment-Level Financing
The structured transactions with the FDIC were consummated in part with leverage provided by the FDIC with zero-coupon financing and terms ranging from two to seven years. As of September 30, 2013, seven of eight FDIC portfolios had fully repaid or defeased the purchase money notes and are making distributions to investors. The notes are not guaranteed by the managing member entities in which we have ownership interests and are non-recourse to us. In addition to FDIC financing, we have various forms of investment-level financing from commercial banks on several of our investments, including several loan portfolios, the Hotel Portfolio and CAH OP. The Hotel Portfolio we acquired through foreclosure is subject to an existing mortgage loan.
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
Convertible Notes
In April 2013, we issued $200 million of our 5% Convertible Notes due on April 15, 2023 to underwriters at a discount of 3%. The net offering proceeds, after deducting underwriting discounts and offering costs payable by us, were approximately $193.7 million. These Convertible Notes bear interest at 5% per annum which is payable semiannually in arrears on April 15 and October 15 of each year. The first interest payment in the amount of $5.1 million was made on October 15, 2013. The holders of the Convertible Notes may convert their Convertible Notes into shares of our common stock, at their option, at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, subject to certain limitations as described in the indenture, at the applicable conversion rate in effect on the conversion date. The conversion rate is initially set to equal 42.3819 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to a conversion price of approximately $23.60 per share of common stock), subject to adjustment upon the occurrence of certain events. We may redeem the Convertible Notes at our option at any time on or after April 22, 2020 if the last reported sale price of our common stock has been at least 130% of the conversion price of the Convertible Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption, at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. We used the proceeds from the Convertible Notes offering to acquire our target assets and for working capital and general corporate purposes.
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
In May 2013, we entered into separate “at-the-market” equity distribution agreements with certain sales agents to offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $200 million (the "ATM Program"). Sales of the shares may be made in negotiated transactions and/or transactions that are deemed to be "at the market" offerings, including sales made by means of ordinary brokers' transactions, including directly on the New York Stock Exchange (“NYSE”), or sales made to or through a market maker other than on an exchange. We are required to pay each sales agent a commission not to exceed 2% of the gross sales proceeds for any common stock sold through such agent. During the period through September 30, 2013, we sold 1,790,558 shares of our common stock under the ATM Program for net offering proceeds of $38.5 million after deducting commissions. We used the net proceeds from the offering to make investments and repay amounts outstanding under the credit facility. As of November 8, 2013, we had $159.2 million remaining under the ATM Program.
In October 2013, we entered into a binding underwriting agreement to sell 10,000,000 shares of its common stock to underwriters at a price per share of $20.21. The sale closed in November 2013. The net offering proceeds, after deducting underwriting discounts and commissions and offering costs payable by us, were approximately $201.8 million. We used a portion of the net proceeds from this offering to repay amounts outstanding under the new secured revolving credit facility, and used the remainder of the net proceeds to acquire target assets in a manner consistent with its investment strategies and investment guidelines and for working capital and general corporate purposes.
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
Leverage Policies
We have used investment-level financing on a number of our investments, such as zero-coupon purchase money notes provided by the FDIC and seller-provided financing on the Luxury Destination Club Recourse Loan II, bank loans on some of our loan and loan portfolio acquisitions and originations, and a credit facility on CAH OP, in each case with a debt-to-equity ratio of less than 3-to-1. We have also temporarily used borrowings from our credit facility to finance our investments. While we believe we can achieve attractive yields on an unleveraged basis, we will continue to use prudent amounts of leverage to increase potential returns to our stockholders and/or to finance future investments. Given current market conditions, to the extent that we use borrowings to finance our assets, we currently expect that such leverage typically would not exceed, on a debt-to-equity basis, a 3-to-1 ratio, except with respect to investments financed with borrowings provided by the FDIC or under government sponsored debt programs, leverage on which we currently expect would not exceed, on a debt-to-equity basis, a 6-to-1 ratio. We consider these leverage ratios to be prudent for our target asset classes.
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
Portions of adjustments to GAAP net income to reconcile to Core Earnings represent our proportionate share of such items incurred by our unconsolidated joint ventures. A reconciliation of our GAAP net income attributable to common stockholders to Core Earnings is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
GAAP net income attributable to common stockholders	$21,094	$10,456	$55,442	$34,567
Adjustments to GAAP net income to reconcile to Core Earnings:
Noncash equity compensation expense	1,058	654	3,304	3,263
Incentive fee	—	—	—	936
Depreciation expense	3,482	1,300	7,836	2,804
Net unrealized loss (gain) on derivatives	82	75	(242)	155
Core Earnings	$25,716	$12,485	$66,340	$41,725

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
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
Interest Rate and Credit Curve Spread Risk
Interest rate risk relates to the risk that the future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Credit curve spread risk is highly sensitive to the dynamics of the markets for commercial real estate loans and securities we hold. Excessive supply of these assets combined with reduced demand will cause the market to require a higher yield. This demand for higher yield will cause the market to use a higher spread over the U.S. Treasury securities yield curve, or other benchmark interest rates, to value these assets. As U.S. Treasury securities are priced to a higher yield and/or the spread to U.S. Treasuries used to price the assets increases, the price at which we could sell some of our fixed rate financial assets may decline. Conversely, as U.S. Treasury securities are priced to a lower yield and/or the spread to U.S. Treasuries used to price the assets decreases, the value of our fixed rate loans may increase. Fluctuations in LIBOR may affect the amount of interest income we earn on our floating rate loans and interest expense we incur on borrowings indexed to LIBOR, including those under our credit facility and certain investment-level financing.
The interest rate sensitivity table below illustrates the projected impact of changes in interest rates in 1% increments on our net income for twelve months, assuming no changes in our interest-bearing assets and liabilities mix as it stood at September 30, 2013. The maximum decrease in LIBOR is assumed to be 0.18%, the actual rate at September 30, 2013.

(Amounts in thousands)
Affected Line Item in the Consolidated Statement of Operations	+2.00%	+1.00%	-0.18%
Equity in income of unconsolidated joint ventures	$(2,163)	$(1,180)	$311
Interest income	7,502	3,751	(671)
Interest expense	(1,480)	(740)	132
Net income	3,859	1,831	(228)
Net income attributable to noncontrolling interests	3,118	1,559	(279)
Net income attributable to Colony Financial, Inc.	$741	$272	$51

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
Currency Risk
We have foreign currency rate exposures related to our equity investments in joint ventures which hold certain commercial real estate loan investments in Europe. Our sole currency exposure is to the Euro. Changes in currency rates can adversely affect the fair values and earnings of our non-U.S. holdings. As of September 30, 2013, we had approximately €30.1 million, or $40.7 million, in European investments. Net tax-effected accumulated foreign exchange loss on the European investments was approximately $2.1 million, or $1.9 million after hedge gain. A 1% change in the exchange rate would result in a $0.4 million increase or decrease in translation gain or loss on our investments in unconsolidated joint ventures. We mitigate this risk by utilizing currency instruments to hedge the capital portion of our foreign currency risk. The type of hedging instrument that we employed on our European investments was a costless collar (buying a protective put while writing an out-of-the-money covered call with a strike price at which the premium received is equal to the premium of the protective put purchased) which involved no initial capital outlay. The puts were structured with strike prices approximately 10% lower than our cost basis in such investments, thereby limiting any Euro related foreign exchange related fluctuations to approximately 10% of the original capital invested in the deal.
At September 30, 2013, we had six outstanding collars with an aggregate notional amount of €25.6 million. The maturity dates of such instruments approximate the projected dates of related cash flows for specific investments. Termination or maturity of currency hedging instruments may result in an obligation for payment to or from the counterparty to the hedging agreement. We are exposed to credit loss in the event of non-performance by counterparties for these contracts. To manage this risk, we select major international banks and financial institutions as counterparties and perform a quarterly review of the financial health and stability of our trading counterparties. Based on our review as of September 30, 2013, we do not expect any counterparty to default on its obligations.
The following table summarizes the notional amount and fair value of our collars as of September 30, 2013:

(In thousands, except exchange rates)
Hedged Asset	Notional Amount	Cap Range (USD/€)	Floor Range (USD/€)	Expiration Date	Net Fair Value
Investments in German loan portfolios	€17,750	1.372–1.501	1.250–1.290	July 2014–July 2015	$98
Investment in Spanish REOC/Colonial Loan	7,800	1.380	1.250	December 2014	(159)
	€25,550				$(61)
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
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2013.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.1
Credit Agreement, dated as of August 6, 2013, among Colony Financial, Inc., the several banks and other financial institutions or entities from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on August 8, 2013)

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
32.2
Certification of Darren J. Tangen, Chief Operating Officer, Chief Financial Officer and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Financial statements from the Quarterly Report on Form 10-Q of Colony Financial, Inc. for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Equity, (5) Consolidated Statements of Cash Flows and (6) Notes to Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 12, 2013

COLONY FINANCIAL, INC.

By:	/S/ RICHARD B. SALTZMAN
Richard B. Saltzman
Chief Executive Officer and President

By:	/s/ DARREN J. TANGEN
Darren J. Tangen
Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)