Form 10-K
period 2013-12-31
Colony Financial, Inc.
filed 2014-02-27
CIK 1467076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Large Accelerated Filer	☒		Accelerated Filer	☐
Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $1.3 billion as of the last business day of the registrant’s most recently completed second fiscal quarter based upon the price at which the common shares were last sold on that day.
As of February 27, 2014, 77,409,374 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement with respect to its 2014 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year are incorporated by reference into Part III of this Form 10-K.

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

▪
our business and investment strategy, including the ability of CAH Operating Partnership, L.P. ("CAH OP," otherwise known as Colony American Homes) (in which we have a significant investment) to execute its single-family home rental strategy;

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
Our Company
Colony Financial, Inc. is a real estate investment and finance company that is focused on acquiring, originating and managing a diversified portfolio of real estate-related debt and equity investments at attractive risk-adjusted returns. Our investment portfolio and target assets are primarily composed of interests in: (i) real estate and real estate-related debt, including loans acquired at a discount to par in the secondary market and new originations; and (ii) real estate equity, including single family homes held as rental investment properties. Secondary debt purchases may include performing, sub-performing or non-performing loans (including loan-to-own strategies). We were organized on June 23, 2009 as a Maryland corporation and completed our initial public offering ("IPO") in September 2009.
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
For detailed information about our investments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Investments”
Our Target Assets
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

•
Mortgage Loan Originations. The origination of whole mortgage loans to commercial property owners and developers. In some cases, we may originate and fund a first mortgage loan with the intention of structuring and selling a senior tranche (“A-note”) and retaining the subordinated tranche (“B-note”). In other cases, we may co-originate and fund a B-note alongside another lender who co-originates and contemporaneously funds the A-note. We may also seek to finance a mortgage loan or loan participation with non-recourse, matched term financing either individually or by contributing a loan into a pooled securitized financing structure.

•
Mezzanine Loans. The origination or acquisition of loans made to property owners that are subordinate to mortgage debt and are typically secured by pledges of the borrower's ownership interests in the property and/or direct or indirect entities that own the property.

•
Preferred Equity. The origination or acquisition of a preferred equity investment in an existing or to-be-built commercial property or portfolio of commercial real estate, typically structured to receive cash distributions in seniority to a more junior class of equity. Equity interests may be subordinate to other forms of mortgage or property-level debt. Preferred equity may have a current pay requirement or an ability to accrue the preferred return but in the latter case, accruals usually must be paid current prior to distributions to the more junior equity class.

•
Common Equity. Investment in the common equity of an existing or to-be-built commercial property or portfolio of commercial real estate, typically targeting a higher yielding, opportunistic strategy to reposition, recapitalize, renovate or otherwise stabilize the underlying property or properties. We may also include third-party operating and/or other financial partners in these transactions.

•
Real Estate Platforms. Investment in real estate operating platforms that typically are focused on specific property types and/or geographic markets with high quality, experienced management teams. These real estate operating platforms may raise equity capital from other investors or limited partners and our investment would typically involve taking an ownership stake in the manager or general partner interest.

•	Triple Net Lease Properties. The acquisition of real property that is capable of being, or already, occupied by creditworthy tenants subject to long-term, triple net leases.

•
Home Ownership/Rental Program. Through our interest in CAH OP, we may acquire residential homes from trustee sales, Multiple Listing Service ("MLS"), private investors, financial institutions, government sponsored entities such as Fannie Mae and Freddie Mac, and other sources, which are rented to tenants and held for investment purposes.

•
Loan-to-Own. The acquisition of mortgage loans or other real estate-related loans or debt investments with the expectation of subsequently foreclosing on, or otherwise taking control of, the property securing the loan or investment, which are generally referred to as “loan-to-own” investments.

•
Real Estate Owned ("REO") Properties. In certain instances, we also may invest in commercial and residential REO properties, which are properties owned by a governmental agency or lender after a loan default and subsequent seizure of collateral.

•
Commercial Real Estate-Backed Securities. CMBS, collateralized debt obligations ("CDOs") and certain collateralized loan obligations ("CLOs") are securities that are collateralized by, or evidence ownership interests in, a single commercial mortgage loan or a partial or entire pool of mortgage loans secured by commercial properties and/or securities backed by interests in commercial property loans.

•
Other Assets.  We may also invest in other commercial real estate-related debt investments, such as loans to REITs and real estate operating companies (“REOCs”) and corporate bonds of REITs and REOCs; debtor-in-possession ("DIP") loans, minority equity ownership interests in banks, residential mortgage-backed securities (“RMBS”); construction/rehabilitation loans; loans to providers of real estate net lease financing; residential mortgage loans or other interests in residential properties; other real estate-related financial assets and investments, including preferred stock and convertible debt securities of REITs and REOCs, credit default swaps and other derivative securities; collateralized debt obligations; and non-real estate-related debt investments.

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
Segments
We currently operate in three reportable segments: (1) real estate debt investments, which include originated and acquired commercial real estate debt, mortgage-backed securities, and other debt-related investments, (2) single-family residential rentals through our investment in CAH OP, and (3) other real estate equity investments. For operating and financial information about segments, see Note 18 to our consolidated financial statements included in this Annual Report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Underwriting
Prior to making any debt or equity investment, our Manager’s underwriting team, in conjunction with third party providers, undertakes a rigorous asset-level due diligence process, involving intensive data collection and analysis, to ensure that we understand fully the state of the market and the risk-reward profile of the asset. The credit risk of any particular loan investment, whether an originated loan or an acquired loan or portfolio of loans, is built into the pricing in the form of contractual interest rates, related fees charged to the borrower, estimated transaction costs, discount to acquired principal balance, among other things. Key metrics considered during the underwriting process include, but are not limited to, loan-to-collateral value ratios (“LTV”), debt service coverage ratios (“DSCR”), debt yields, sponsor credit ratings and history, and tenant credit ratings and diversity. In addition to evaluating the merits of any particular proposed investment, our Manager evaluates the diversification of our portfolio of assets. Prior to making a final investment decision, our Manager determines whether a target asset will cause our portfolio of assets to be too heavily concentrated with, or cause too much risk exposure to, any one borrower, real estate sector, geographic region, source of cash flow for payment or other geopolitical issues. If our Manager determines that a proposed acquisition presents excessive concentration risk, it may determine not to acquire an otherwise attractive asset.

Asset Management
For each asset that we originate or acquire, Colony Capital’s asset management team engages in active management of the asset, the intensity of which depends on the attendant risks. Once an asset manager has been assigned to a particular asset, the manager works collaboratively with the underwriting team to formulate a strategic plan for the particular asset, which includes evaluating the underlying collateral and updating valuation assumptions to reflect changes in the real estate market and the general economy. This plan also generally outlines several strategies for the asset to extract the maximum amount of value from each asset under a variety of market conditions. Such strategies vary depending on the type of asset, our position in the capitalization of the investment, the availability of refinancing options and in the case of debt investments, recourse and maturity. As long as an asset is in our portfolio, our Manager and its affiliates track the progress of an asset against the original business plan to ensure that the attendant risks of continuing to own the asset do not outweigh the associated rewards.
Asset management strategies for our debt investments may include, among others, the restructuring of non-performing or sub-performing loans, the negotiation of discounted pay-offs or other modification of the terms governing a loan, and the foreclosure and management of assets underlying non-performing loans in order to reposition them for profitable disposition. We monitor and evaluate period to period changes in portfolio credit risk, focusing on borrower payment history and delinquencies and, if warranted, LTV. We do not have a policy to obtain routine valuations on the underlying loan collateral if there are no indicators of significant change in the value of that collateral. We may also review other information such as (i) financial data (DSCR, debt yields, delinquencies and performing status), (ii) collateral characteristics (property occupancy, tenant profiles, rental rates, operating expenses, site inspections, capitalization and discount rates), (iii) the borrower/sponsor’s exit plan, and (iv) current credit spreads and discussions with market participants. Because of the diverse nature of acquired loans, the availability and relevance of these metrics vary significantly by loan.
We actively manage our equity investments in commercial real estate with similar rigor. We regularly reassess whether major decisions such as financing, leasing, capital expenditures, property management or disposition need to be taken to optimize the performance of the underlying investment. These decisions are generally made after a thorough review of asset and market specific factors that may include (i) property financial data including historic and budgeted financial statements, liquidity and capital expenditure plans, and debt financing (ii) property operating metrics (including occupancy, leasing activity, lease expirations, sales information, tenant credit review, tenant delinquency reports, operating expense efficiency and property management efficacy) and (iii) local real estate market conditions including vacancy rates, absorption, new supply, rent levels and comparable sale transactions.
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
Leverage Policies
We may use limited investment-level financing such as the seller financing provided by the FDIC and non-recourse financing on some of our loan portfolios and equity investments, with a debt-to-equity ratio of less than 3-to-1 in the aggregate for the Company, including temporary borrowings from our general corporate credit and warehouse facilities. While we believe we can achieve attractive yields on an unleveraged basis, we will continue to use prudent amounts of leverage to increase potential returns to our stockholders and/or to finance future investments. We consider these leverage ratios to be prudent for our target asset classes. Our decision to use leverage currently or in the future to finance our assets will be based on our Manager’s assessment of a variety of factors, including, among others, the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in our portfolio, the ability to raise additional equity to reduce leverage and create liquidity for future investments, the availability of credit at favorable prices or at all, the credit quality of our assets and our outlook for borrowing costs relative to the interest income earned on our assets. Our decision to use leverage in the future to finance our assets will be at the discretion of our Manager and will not be subject to the approval of our stockholders, and we are not restricted by our governing documents or otherwise in the amount of leverage that we may use. To the extent that we use leverage in the future, we may mitigate interest rate risk through utilization of hedging instruments, primarily interest rate swap and cap agreements, to serve as a hedge against future interest rate increases on our borrowings.
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
To address certain potential conflicts arising from our relationship with Colony Capital or its affiliates, pursuant to an investment allocation agreement among our Manager, Colony Capital and us, our Manager and Colony Capital have agreed that, for so long as the management agreement is in effect, neither they nor any of their affiliates will sponsor or manage (i) any additional publicly traded investment vehicle that will primarily acquire or originate assets secured by U.S. collateral that are substantially similar to our target assets, (ii) any publicly traded investment vehicle that will primarily acquire or originate assets secured by non-U.S. collateral that are substantially similar to our target assets or (iii) any private investment vehicle that will primarily acquire or originate assets that are substantially similar to our target assets, without providing us with the right (but not the obligation) to contribute, subject to our investment guidelines, our availability of capital and maintaining our qualification as a REIT for U.S. federal income tax purposes and our exemption from registration under the 1940 Act, at least one-half of the capital to be funded by such investment vehicles in assets secured by U.S. collateral (or at least one-third for assets secured by non-U.S. collateral) that are substantially similar to our target assets, subject to change if agreed upon by a majority of our independent directors. To date, with respect to certain of our co-investments, we have contributed less than our full entitlement in order to maintain our qualification as a REIT, our exemption from registration under the 1940 Act, liquidity constraints and/or diversification of our assets. All such co-investments where we contributed less than our full entitlement were approved by our independent directors. To the extent that we do not have sufficient capital to contribute our full entitlement of the capital required for any such proposed investment by such investment vehicles, the allocation agreement provides for a fair and equitable allocation of investment opportunities among all such vehicles and us, in each case, taking into account the suitability of each investment opportunity for the particular vehicle and us and each such vehicle’s and our availability of capital for investment. This allocation agreement also will apply to any existing Co-Investment Funds. Our board of directors will re-evaluate the allocation agreement from time to time.
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
In addition, we offer no assurance that our Manager will remain our manager or that we will continue to have access to our Manager’s principals and professionals. The initial term of our management agreement with our Manager, and the investment advisory agreement between our Manager and Colony Capital expired on September 29, 2012 (the third anniversary of the completion of the IPO) and automatically renews for one-year terms. The management agreement may be terminated upon at least 180 days’ prior written notice to the Manager. If the management agreement or the investment advisory agreement is terminated or not renewed and no suitable replacement is found to manage us, we may not be able to execute our business plan, which could have a material adverse effect on our results of operations and our ability to make distributions to our stockholders.

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
As part of our business strategy, through our investment in CAH OP, we have acquired and expect to continue to acquire interests in single-family homes for the purpose of renting the homes to tenants. To date, we have invested $550 million in CAH OP. To the extent that we continue to own interests in single-family homes, we will be subject to various risks, including the following:

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

•
CAH OP will compete for attractive acquisition opportunities against other sources of capital, including other private investment funds, pension funds and their advisors, individual home buyers, public and private REITs, foreign investors and various types of financial institutions and their affiliates, which could limit suitable investment opportunities or decrease returns and may have a material adverse effect on our revenues;

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

•
the single-family homes in which we hold an interest are illiquid assets. Real estate investments generally cannot be disposed of quickly, especially when market conditions are poor, which could limit CAH OP's ability to vary its portfolio promptly in response to changes in economic or other conditions and its ability to utilize sales proceeds as a source of liquidity, which may have a material adverse effect on our revenues;

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
CAH OP may not be able to identify and make additional investments that are consistent with its investment objectives, which could have a material adverse effect on our business and results of operations.
We rely on the ability of CAH OP's manager to identify, acquire and manage investments. Because such investments will occur over time, adverse changes in the financial and other relevant markets may reduce the number of investment opportunities available. CAH OP may be unable to find a sufficient number of attractive opportunities to meet its investment objectives. CAH OP's business may also be adversely affected if CAH OP overvalues a property, if it is unable to quickly and efficiently renovate and lease its investment properties and/or if cost estimates for acquiring investment properties prove inaccurate, which could have a material adverse effect on our business and results of operations to the extent that CAH OP's ability to make distributions to us is affected.
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
Our investment in certain assets may decline in value if long-term interest rates increase. Declines in market value may ultimately reduce earnings or result in losses to us, which may negatively affect cash available for distribution to our stockholders. If long-term rates increased significantly, the market value of certain investments may decline, and the duration and weighted average life of these investments may increase. As a result, we could realize a loss if these investments were sold prior to maturity.
In addition, in a period of rising interest rates, our operating results will partially depend on the difference between the income from our assets and financing costs. We anticipate that, in some cases, the income from such assets will respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net interest income, which is the difference between the interest income we earn on our interest-earning investments and the interest expense we incur in financing these investments. Increases in these rates could decrease our net income and the market value of our assets.
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
Our real estate investments, including the real estate investments in which we hold an indirect interest through CAH OP, are subject to various risks, including:

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
To the extent that we acquire equity interests in real estate either directly, or indirectly through our investment in CAH OP, we will depend on tenants for revenue and, accordingly, lease terminations and/or tenant defaults, particularly by one or more large tenants, could have a material adverse effect on us.
To the extent that we acquire direct or indirect equity interests in commercial or residential real estate including our investment in CAH OP, the success of our investments will depend on the financial stability of our tenants, any of whom may experience a change in their business or economic status at any time. If current economic conditions do not stabilize or worsen, tenants occupying the commercial or residential real estate that we may acquire may delay lease commencements, decline to extend or renew their leases upon expiration, fail to make rental payments when due, or declare bankruptcy. Any of these actions could result in the termination of the tenants' leases, or expiration of existing leases without renewal, and the loss of rental income attributable to the terminated or expired leases. In the event of a tenant default or bankruptcy, we or CAH OP may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment and re-letting our property. If a significant number of leases, or leases for one or more large tenants, are terminated or defaulted upon, we or CAH OP may be unable to lease the property for the rent previously received or sell the property without incurring a loss. In addition, significant expenditures, such as mortgage payments, real estate taxes and insurance and maintenance costs, are generally fixed and do not decrease when revenues at the related property decrease. If any of the foregoing were to occur, it could have a material adverse effect on our cash flows, results of operations and our ability to make distributions to our stockholders.
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
We own an indirect interest in a portfolio of 102 limited service hotels. The properties are owned by one of our unconsolidated subsidiaries and leased to another of our unconsolidated subsidiaries that operates the properties. Our indirect ownership and operation of the hotels subjects us to various risks common to the lodging industry that could adversely affect our results of operations, including, among others, the following:

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
Investments in mortgage-related assets generally experience periods of illiquidity. The lack of liquidity may result from the absence of a willing buyer or an established market for these assets, as well as legal or contractual restrictions on resale or the unavailability of financing for these assets. In addition, certain of our target assets, such as B-Notes, mezzanine loans and bridge and other loans, are also particularly illiquid investments due to their short life, their potential unsuitability for securitization and the greater difficulty of recovery in the event of a borrower’s default. Further, we may face other restrictions on our ability to liquidate an investment in a business entity to the extent that we or our Manager has or could be attributed with material, non-public information regarding such business entity. The illiquidity of our investments may make it difficult for us to sell such investments at advantageous times or in a timely manner if the need or desire arises, including, if necessary, to maintain our status as a REIT or to maintain our exemption from the 1940 Act. Moreover, turbulent market conditions, such as those currently in effect, could significantly and negatively affect the liquidity of our assets. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which may cause us to incur losses. If we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our assets. If and to the extent that we use leverage to finance our investments that are or become liquid, the adverse impact on us related to trying to sell assets in a short period of time for cash could be greatly exacerbated.
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

In addition, our new credit facility limits the amount of distributions to our stockholders to the greater of (i) 115% of taxable income plus depreciation expense for the applicable fiscal year, and (ii) the greater of (A) the amount necessary for us to maintain our status as a REIT and (B) the amount necessary to avoid income tax and, so long as no default has occurred and is continuing or shall result therefrom, excise tax under the Internal Revenue Code. In addition, during certain events of default resulting from nonpayment under the credit facility or certain bankruptcy events under the documents that govern our credit facility, we are restricted, in certain circumstances, from making any distributions in respect of our equity securities, including distributions to our stockholders necessary to maintain our qualification as a REIT, which could cause us to lose our REIT qualification and become subject to U.S. federal income tax.
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

We expect that the trading price of our Convertible Senior Notes ("Convertible Notes") will be significantly affected by changes in the market price of our common stock, the interest rate environment and our credit quality, each of which could change substantially at any time.
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
The claims of holders of our Convertible Notes will be structurally subordinated to claims of creditors of our subsidiaries, because our subsidiaries will not guarantee the Convertible Notes. In addition, we are a holding company with minimal independent operations. Our ability to repay our debt, including the Convertible Notes, depends on the performance of our subsidiaries and their ability to make distributions to us.
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
We and our subsidiaries may be able to incur substantial additional debt in the future, some of which may be secured debt. Neither the base indenture nor the supplemental indentures governing our Convertible Notes restricts our ability to incur additional indebtedness or requires us to maintain financial ratios or specified levels of net worth or liquidity. If we incur substantial additional indebtedness in the future, these higher levels of indebtedness may affect our ability to pay the principal of and interest on the Convertible Notes, or any fundamental change purchase price, and our creditworthiness generally.
We and our subsidiaries are, and may in the future become, parties to agreements and instruments, which, among other things, may contain financial and other restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests. For example, under the terms of our revolving credit facility, we are required to satisfy certain financial covenants, including, among others, a minimum consolidated fixed charge coverage ratio of 2.25 to 1.0; a maximum consolidated leverage ratio of 0.5 to 1.0, minimum liquidity not less than $5,000,000; and a minimum consolidated tangible net worth greater than or equal to the sum of (i) $1,178,000,000 and (ii) 80% of net cash proceeds received by us from issuances or sales of our common equity. Our failure to comply with those covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all of our debt.

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
If a “fundamental change” occurs under the indenture or the supplemental indentures governing the Convertible Notes, holders of the Convertible Notes have the right, at their option, to require us to purchase for cash any or all of their Convertible Notes, or any portion of the principal amount thereof such that the principal amount that remains outstanding of each Convertible Note purchased in part equals $1,000 or an integral multiple of $1,000 in excess thereof. The fundamental change purchase price will equal 100% of the principal amount of the notes to be purchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change purchase date. However, we may not have sufficient funds at the time we are required to purchase the Convertible Notes surrendered therefor and we may not be able to arrange necessary financing on acceptable terms, if at all. In addition, our ability to purchase the Convertible Notes may be limited by law, by regulatory authority or by the agreements governing our other indebtedness outstanding at the time. If we fail to pay the fundamental change purchase price when due, we will be in default under the indenture governing the Convertible Notes. A default under the indenture or the fundamental change itself could also constitute a default under the agreements governing our other existing and future indebtedness which would further restrict our ability to make required payments under the Convertible Notes.
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
Certain provisions in the Convertible Notes and the indenture could make it more difficult or more expensive for a third party to acquire us. For example, if an acquisition event constitutes a fundamental change under the indenture governing the Convertible Notes, holders of the Convertible Notes will have the right to require us to purchase their Convertible Notes in cash. In addition, if an acquisition event constitutes a “make-whole fundamental change” under the indenture governing the Convertible Notes, we may be required to increase the conversion rate for holders who convert their Convertible Notes in connection with such make-whole fundamental change. Our obligations under the Convertible Notes, the base indenture and the supplemental indentures could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management.
The Convertible Notes may not be rated or may receive a lower rating than anticipated.
We do not intend to seek a rating on either outstanding series of our Convertible Notes. However, if one or more rating agencies rates either series of our Convertible Notes and assigns the notes a rating lower than the rating expected by investors, or reduces their rating in the future, the trading price of the Convertible Notes and the market price of our common stock could be harmed.
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

Any repurchase agreements that we use to finance our assets may require us to provide additional collateral or pay down debt.
We are a party to a $150 million master repurchase agreement, and we may enter into additional repurchase agreements in the future. Our repurchase agreement and any future repurchase agreements involve the risk that the market value of the loans pledged or sold by us to the repurchase agreement counterparty may decline in value, in which case the counterparty may require us to provide additional collateral or to repay all or a portion of the funds advanced. We may not have the funds available to repay our debt at that time, which would likely result in defaults unless we are able to raise the funds from alternative sources, which we may not be able to achieve on favorable terms or at all. Posting additional collateral would reduce our liquidity and limit our ability to leverage our assets. If we cannot meet these requirements, the counterparty could accelerate our indebtedness, increase the interest rate on advanced funds and terminate our ability to borrow funds from them, which could materially and adversely affect our financial condition and ability to implement our business plan. In addition, in the event that the counterparty files for bankruptcy or becomes insolvent, our loans may become subject to bankruptcy or insolvency proceedings, thus depriving us, at least temporarily, of the benefit of these assets. Such an event could restrict our access to bank credit facilities and increase our cost of capital. Counterparties to these transactions may also require us to maintain a certain amount of cash or set aside assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose which could reduce our return on assets. In the event that we are unable to meet these collateral obligations, our financial condition and prospects could deteriorate rapidly.
The utilization of any of our repurchase facilities is subject to the pre-approval of the lender.
We utilize repurchase agreements to finance certain investments. In order to borrow funds under a repurchase agreement, the lender has the right to review the potential assets for which we are seeking financing and approve such asset in its sole discretion. Accordingly, we may be unable to obtain the consent of a lender to finance an investment and alternate sources of financing for such asset may not exist.
A failure to comply with restrictive covenants in our repurchase agreements could have a material adverse effect on us.
We are subject to various restrictive covenants contained in our existing financing arrangements, including our existing repurchase agreement, and may become subject to additional covenants in connection with future financings. Our master repurchase agreement requires us to maintain compliance with various financial covenants, including a minimum tangible net worth and cash liquidity, and specified financial ratios. These covenants may limit our flexibility to pursue certain investments or incur additional debt. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their interests against existing collateral. We may also be subject to cross-default and acceleration rights and, with respect to collateralized debt, the posting of additional collateral and foreclosure rights upon default. Further, this could also make it difficult for us to satisfy the distribution requirements necessary to maintain our status as a REIT for U.S. federal income tax purposes.
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

Our rights and the rights of our stockholders to take action against our directors and officers are limited, which could limit our stockholders’ recourse in the event of actions not in your best interests.
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
Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. We own direct or indirect interests in one or more REITs (each, a "Subsidiary REIT") that have elected to be taxed as REITs under the U.S. federal income tax laws. Each Subsidiary REIT is subject to the various REIT qualification requirements and other limitations described herein that are applicable to us. If a Subsidiary REIT were to fail to qualify as a REIT, then (i) that Subsidiary REIT would become subject to U.S. federal income tax, (ii) our ownership of shares in such Subsidiary REIT would cease to be a qualifying asset for purposes of the asset tests applicable to REITs, and (iii) it is possible that we would fail certain of the asset tests applicable to REITs, in which event we would fail to qualify as a REIT unless we could avail ourselves of certain relief provisions. New legislation, court decisions or administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for us to qualify as a REIT. Certain rules applicable to REITs are particularly difficult to interpret or to apply in the case of REITs investing in real estate mortgage loans that are acquired at a discount, subject to work-outs or modifications, or reasonably expected to be in default at the time of acquisition. In addition, our ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes.

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
Dividends payable by REITs generally are not eligible for the preferential tax rates on qualified dividend income. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, to the extent that the preferential rates continue to apply to regular corporate qualified dividends, investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.
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
From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may be required to accrue income from mortgage loans, MBS, and other types of debt securities or interests in debt securities before we receive any payments of interest or principal on such assets. We may also acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under the applicable U.S. Treasury regulations, the modified debt may be considered to have been reissued to us at a gain in a debt-for-debt exchange with the borrower, with gain recognized by us to the extent that the principal amount of the modified debt exceeds our cost of purchasing it prior to modification.
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
We have entered into and may in the future enter into additional financing arrangements that are structured as sale and repurchase agreements pursuant to which we would nominally sell certain of our assets to a counterparty and simultaneously enter into an agreement to repurchase these assets at a later date in exchange for a purchase price. Economically, these agreements are financings which are secured by the assets sold pursuant thereto. We believe that we would be treated for REIT asset and income test purposes as the owner of the assets that are the subject of any such sale and repurchase agreement notwithstanding that such agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the assets during the term of the sale and repurchase agreement, in which case we could fail to qualify as a REIT.
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

•
If our hotel manager does not qualify as an “eligible independent contractor” or if our hotels are not “qualified lodging facilities,” we could fail to qualify as a REIT. Each property with respect to which our TRS lessee pays rent must be a “qualified lodging facility.” As of the date hereof, we believe that all of the hotels leased to or owned by our TRS are qualified lodging facilities. The REIT provisions of the Internal Revenue Code provide only limited guidance for making determinations under the requirements for qualified lodging facilities, and there can be no assurance that these requirements will be satisfied in all cases. The hotel management company that entered into a management contract with our TRS must qualify as an “eligible independent contractor” under the REIT rules in order for the rent paid to us by our TRS to be qualifying income for our REIT income test requirements. Complex ownership attribution rules apply for purposes of these ownership thresholds. Although we intend to monitor ownership of our stock by our hotel manager and its owners, and certain provisions of our charter are designed to prevent ownership of our stock in violation of these rules, there can be no assurance that these ownership levels will not be exceeded.

ITEM 1B. Unresolved Staff Comments.
None

ITEM 2. Properties.
Our executive and administrative office is located at 2450 Broadway, 6th Floor, Santa Monica, CA 90404. Pursuant to the management agreement between us and our Manager, our Manager is responsible for providing offices necessary for all operations and, accordingly, all lease responsibilities belong to our Manager.

Investment Properties
Single-Family Homes—We invest in single-family residential properties for rental through our equity investment in CAH OP (see "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Investments." The following table presents certain information related to single-family residential properties held for investment by CAH OP at December 31, 2013:

State	Number of Homes(1)	Estimated Total Cost Basis (in thousands)(2)	Estimated Average Cost Per Home (in thousands)	Average Home Size (Square Feet)	Estimated Average Cost Per Square Foot
Properties wholly-owned by CAH OP:
Arizona	1,131	$151,615	$134	1,706	$79
California	2,898	800,321	276	1,665	166
Colorado	674	110,531	164	1,708	96
Delaware	97	15,089	156	1,473	106
Florida	3,105	534,421	172	1,854	93
Georgia	3,464	445,074	128	1,994	64
Nevada	1,180	220,015	186	1,965	95
Pennsylvania	3	408	136	1,113	122
Texas	1,323	153,927	116	1,787	65
	13,875	$2,431,401	$175	1,831	$96
Jointly-owned properties (3)	1,025
	14,900

(1)
Represents total housing units, which are leased separately from any other housing units. No property with a single deed has more than four housing units, and less than 1% of our wholly owned properties have more than one housing unit.

(2)	Includes acquisition and renovation costs plus estimated renovation costs for homes currently in construction or not yet started incurred through December 31, 2013.

(3)	Jointly-owned properties are owned through a joint venture with Fannie Mae in which CAH OP acquired its managing member interest for an aggregate payment of $35.1 million.
Hotel Properties—We and a Co-Investment Fund, through a joint venture, collectively own an approximate 94% interest in 102 limited service hotels that we acquired through foreclosure. Our effective ownership interest in each of the hotels, based upon our percentage interest in the joint venture, is 31%. The hotel operations are managed by a minority equity partner. The following table presents certain information related to our hotel properties at December 31, 2013:

State	Number of Properties	Number of Rooms
Alabama	18	967
Florida	6	390
Georgia	21	1,198
Illinois	1	115
Indiana	8	871
Kentucky	3	305
Louisiana	3	213
Mississippi	6	349
North Carolina	12	601
South Carolina	10	575
Tennessee	12	780
Virginia	2	122
	102	6,486
For the year ended December 31, 2013, the average occupancy rate and average daily rate (ADR) of occupied rooms were 57% and $59, respectively.
Commercial Real Estate Property—We and a strategic partner with a 0.75% noncontrolling interest together acquired and own an office campus in Minnesota. The property includes two buildings with approximately 502,000 total square feet that are fully occupied by a single-A rated tenant under a triple net lease expiring in September 2020.
Multifamily Properties—We and a minority unaffiliated investor, through a venture, own a preferred equity interest in 20 apartment communities composed of approximately 7,600 units across three states.  The combined preferred equity contributed represents 75% of total equity capitalization in the properties. The remaining 25% common equity interest owned by the sponsor is subordinate to the preferred equity interest.  Based on our 83.3% interest in the preferred equity venture, our current indirect interest in the apartment communities is 62.5%. See more detailed description of this investment at "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Investments—Multifamily Portfolio Preferred Equity."
The following table presents certain information related to the properties at December 31, 2013:

State	Number of Properties	Number of Units	Average Unit Size (Square Feet)	Occupancy(1)
Florida	4	1,956	941	81%
Georgia	7	2,609	1,016	84%
Texas	9	3,006	944	88%
	20	7,571	968	85%

(1)	At December 31, 2013, 15 of the 20 properties were undergoing planned unit upgrade renovations. The average occupancy of the five not undergoing renovations was 91%.

ITEM 3. Legal Proceedings.
As of December 31, 2013, we were not involved in any material legal proceedings.

ITEM 4. Mine Safety Disclosures.
Not applicable.

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol “CLNY.” The following table illustrates the high, low and closing prices as reported on the NYSE and cash dividends declared by quarter during 2013 and 2012.

Quarter Ended	High	Low	Close	Cash Dividends Declared Per Share of Common Stock
March 31, 2012	$17.38	$15.64	$16.38	$0.34
June 30, 2012	17.41	16.16	17.30	0.35
September 30, 2012	20.10	17.22	19.48	0.35
December 31, 2012	20.28	18.40	19.50	0.40	(1)
March 31, 2013	23.48	19.75	22.20	0.35
June 30, 2013	23.73	19.13	19.89	0.35
September 30, 2013	21.39	19.03	19.98	0.35
December 31, 2013	21.12	19.55	20.29	0.35

(1)	Reflects our quarterly dividend of $0.35 per common share and a special dividend of $0.05 per common share.
On February 25, 2014, the last reported sale price of our common stock on the NYSE was $23.11 and there were 49 holders of record of our common stock.
Holders of our common stock are entitled to receive distributions if and when the board of directors authorizes and declares distributions. The board of directors has not established any minimum distribution level. In order to maintain our qualification as a REIT, we intend to pay dividends to our stockholders that, on an annual basis, will represent at least 90% of our taxable income (which may not necessarily equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gains. In addition, our credit facility limits the amount of distributions. See “Item 7. Management Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Dividends.”
See Note 15 to our consolidated financial statements included in this Annual Report for information regarding our 2009 Non-Executive Director Stock Plan and our 2011 Equity Incentive Plan.
Performance Graph
The following graph compares the cumulative total return on our common stock from September 24, 2009 (the date on which our common stock began trading on the NYSE) to the NYSE closing price per share on December 31, 2013 with the cumulative total returns on the Standard & Poor’s 500 Composite Stock Price Index (the “S&P 500 Index”) and the FTSE National Association of Real Estate Investment Trusts Mortgage REIT Index (the “FTSE NAREIT MREIT Index”). The graph assumes the investment of $100 in our common stock and each of the indices on September 24, 2009 and the reinvestment of all dividends. The return shown on the graph is not necessarily indicative of future performance.

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

	Year Ended December 31,				Period from June 23, 2009 (Date of Inception) to December 31,
(In thousands, except share and per share data)	2013	2012	2011	2010	2009
Statements of Operations Data:
Total income	$180,239	$107,155	$65,469	$27,425	$1,091
Total expenses	58,191	36,553	20,061	9,882	1,489
Net income (loss)	125,923	68,205	43,364	17,754	(398)
Net income (loss) attributable to Colony Financial, Inc.	101,765	62,011	42,260	17,731	(400)
Net income (loss) attributable to common stockholders	80,345	48,096	42,260	17,731	(400)
Share Data:
Net income (loss) per share attributable to common stockholders–basic	$1.20	$1.33	$1.47	$1.20	$(0.06)
Net income (loss) per share attributable to common stockholders–diluted	$1.20	$1.32	$1.46	$1.18	$(0.06)
Dividends per common share	$1.40	$1.44	$1.31	$0.97	$0.07
Weighted average number of common shares outstanding—basic	66,181,700	35,925,600	28,732,200	14,716,200	6,963,000
Weighted average number of common shares outstanding—diluted	66,181,700	35,943,200	28,993,700	15,003,700	6,963,000

	Year Ended December 31,				Period from June 23, 2009 (Date of Inception) to December 31,
(In thousands, except share and per share data)	2013	2012	2011	2010	2009
Balance Sheet Data—At Period End:
Investments in unconsolidated joint ventures	$1,369,529	$877,081	$443,500	$248,750	$129,087
Loans held for investment, net	1,028,654	333,569	232,619	69,929	—
Real estates assets, net	112,468	—	—	—	—
Beneficial interests in debt securities, available-for-sale, at fair value	30,834	32,055	32,427	—	—
Total assets	2,628,552	1,435,567	727,519	390,457	287,529
Total debt	616,107	108,167	82,845	34,000	—
Total liabilities	674,325	152,537	114,029	57,178	14,112
Total stockholders' equity	1,684,310	1,223,331	602,976	333,039	273,377
Total equity	1,954,227	1,283,030	613,490	333,279	273,417
Other Data:
Core Earnings (Loss) (1)	$96,638	$59,762	$43,243	$17,798	$(385)
Cash flows provided by (used in):
Operating activities	125,289	70,218	24,417	9,857	(385)
Investing activities	(1,313,220)	(425,169)	(366,433)	(178,660)	(129,329)
Financing activities	1,060,738	521,278	279,646	77,716	287,044

(1)
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
Our objective is to provide attractive risk-adjusted returns to our investors through a diversified portfolio of real estate-related debt and equity investments, including single-family homes to be rented to tenants. The total return profile of our investments is composed of both current yield, which is distributed through regular-way dividends, and capital appreciation potential, which is distributed through regular-way and/or special dividends. Our investments typically fall within two broad categories:

•	Real estate debt investments, including loan acquisitions and originations:

•	Loan acquisitions include the purchase of performing, sub-performing and/or non-performing commercial real estate debt (including loan-to-own strategies), often at significant discounts to par

•	Originations include structured senior and subordinate debt secured by mortgages and/or equity interests in commercial real estate with a bias towards current yield

•	Real estate equity, which includes:

•	Single-family homes for rent held through our investment in CAH OP, which is externally managed by an affiliate of our Manager; and

•
Other real estate equity, which include real estate acquired in settlement of loans, common equity in real estate or related companies, and certain preferred equity investments with profit participation meeting certain risk or return profiles.

We also may pursue other real estate-related special situation investments including CMBS, sale/leasebacks, triple net lease investments and minority equity interests in banks. Our investments are diversified across a wide spectrum of commercial real estate property types – office, industrial, retail, multifamily, hospitality and single-family residential – and geographically, with investments across North America and Europe. See “Business—Our Target Assets” in Item 1 of this Annual Report for additional information about our target assets.
Business Outlook
Significant dislocation occurred in global real estate credit markets during the financial downturn, and while these markets are in various stages of recovery, we continue to find opportunities to acquire financial and real estate assets that we believe are mispriced relative to intrinsic value of the underlying collateral. U.S. markets are now in a later stage of recovery which is producing an increasing number of loan origination and property acquisition opportunities, as commercial real estate fundamentals continue to stabilize and commercial real estate assets are refinanced or acquired with new capital based on revised underwriting, valuation and operating metrics. On the other hand, European markets are in an earlier stage of recovery and producing many loan acquisition opportunities as financial institutions continue to deleverage and divest of troubled assets. We believe that we are well positioned to capitalize on such opportunities sourcing transactions globally through the numerous relationships enjoyed by our Manager through its two decade history in the real estate investment business. We also believe that our Manager’s in-depth understanding of commercial real estate and real estate-related investments (including our target assets), and in-house underwriting and asset management capabilities, enable us to acquire assets with attractive risk-adjusted return profiles and the potential for meaningful capital appreciation.
2013 Developments
Investment Activities
The following are highlights of our 2013 investment activities:

•	Invested or committed $885 million of capital in 18 new real estate debt investments, including $95 million in the Transitional CRE Lending Platform;

•	Invested or committed $250 million in two real estate equity investments, including $123 million in our first triple net-leased office property acquisition;

•	Invested $295 million in CAH OP and $8.4 million in three other existing investments;

•	Fully realized seven real estate debt investments and two real estate equity investments, including the sale of the remaining 615,932 shares of common stock in First Republic Bank;

•	Obtained financing on six of our loan portfolios and one real estate equity investment, for net proceeds of $250 million to us, or 63% of our original equity on a blended basis;

•
Fully repaid or defeased the purchase money notes on four of our loan portfolios acquired from the FDIC. To date, we have fully paid off or defeased the purchase money notes on all eight FDIC-financed loan portfolios.

See “—Our Investments” and “—Results of Operations” for more detailed information about our recent investment activities and financial results.
Financing Activities
During the year ended December 31, 2013, we completed two equity offerings of an aggregate 21.5 million shares of our common stock for net proceeds of approximately $434 million and also sold approximately 1.9 million shares of our common stock in our at-the-market equity offering for net proceeds of approximately $41 million.
In April 2013, we issued $200 million aggregate principal amount of our 5% convertible senior notes due April 15, 2023 for net proceeds of approximately $194 million. In January 2014, we issued $230 million aggregate principal amount of our 3.875% convertible senior notes due January 15, 2021 for net proceeds of approximately $224 million.

In August 2013, we obtained a new secured revolving credit facility to replace our previous credit facility. The new credit facility currently provides up to $420 million of available credit and an option to increase the amount to up to $600 million, subject to certain lender approvals and other customary conditions.
In February 2014, we entered into a $150 million master repurchase agreement with a commercial bank to partially finance loans within our Transitional CRE Lending Platform.
See the financial statements in Item 15 of this Annual Report and “—Liquidity and Capital Resources” for more detailed information.

Our Investments
The following tables summarize the carrying and fair values of our net invested equity in our investment portfolio by target asset type, shown net of investment-specific financing and amounts attributable to noncontrolling interests. Fair values presented below have been determined in accordance with GAAP, assuming we had elected the fair value option for all of our investments. Many of our investments have been structured as joint ventures with one or more Co-Investment Funds and are held through unconsolidated joint ventures. For more information about our investment allocation agreement and conflicts of interest that may arise in connection with these co-investments, see “Business—Co-Investment Funds” and “Risk Factors—Risks Related to Our Management and Our Relationship with Our Manager.”

	December 31, 2013
(Amounts in thousands)	Carrying Value		Fair Value
Target Asset Type	Amount	Percentage of Portfolio	Amount	Percentage of Portfolio
Acquisitions	$660,328	33%	$691,515	32%
Originations (1)	605,727	30%	613,271	28%
Single-family residential rentals	530,007	26%	643,400	29%
Other real estate equity investments (2)	230,973	11%	244,055	11%
Total investments (3)	$2,027,035	100%	$2,192,241	100%

	December 31, 2012
(Amounts in thousands)	Carrying Value		Fair Value
Target Asset Type	Amount	Percentage of Portfolio	Amount	Percentage of Portfolio
Acquisitions	$524,572	48%	$562,466	49%
Originations (1)	234,988	22%	236,252	21%
Single-family residential rentals	251,501	23%	262,000	23%
Other real estate equity investments (2)	70,959	7%	77,250	7%
Total investments (3)	$1,082,020	100%	$1,137,968	100%

(1)	Originations include preferred equity investments earning a fixed return.

(2)
Other real estate equity investments include interests in real estate properties, equity interests obtained through foreclosures or deed-in-lieu of foreclosure on the collateral of target assets originally acquired or originated as debt instruments, and preferred equity earning a fixed return plus equity participation.

(3)
The following table provides a reconciliation of total investments presented above to the amounts included in our consolidated financial statements and the accompanying notes in Item 15 of this Annual Report:

(Amounts in thousands)	December 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Investments in unconsolidated joint ventures	$1,369,529	$1,530,574	$877,081	$931,117
Loans receivable, net	1,028,654	1,034,600	333,569	335,734
Real estate assets, net	112,468	112,468	—	—
Beneficial interests in debt securities, available-for-sale	30,834	30,834	32,055	32,055
Other assets, net of other liabilities	36,026	36,026	11,079	11,079
Less: Embedded derivative liability associated with beneficial interests in debt securities	(2,952)	(2,952)	(3,898)	(3,898)
Less: Secured financing	(277,607)	(277,600)	(108,167)	(108,090)
Less: Noncontrolling interests	(269,917)	(271,709)	(59,699)	(60,029)
Total investments	$2,027,035	$2,192,241	$1,082,020	$1,137,968
At December 31, 2013 and 2012, our net invested equity in European investments amounted to approximately $197.4 million and $41.3 million, respectively.
Additional details and recent developments about our individual investments are provided in the following table and discussion:

(Amounts in millions)		Balance at December 31, 2013
Our Investments	Date of Initial Investment	Investment Carrying Value (1)	Committed Equity (2)	Investment Description/ Status at December 31, 2013
Real Estate Debt—Acquisitions
Spanish CRE Loan Portfolio I	Nov-13	$147.9	$—	3 sub-performing, first mortgage loans secured by two office properties and one retail property in Spain
Freddie Mac Portfolio (3)	Oct-13	49.7		27 performing acquired loans secured mostly by first mortgage, commercial real estate
German Loan Portfolio IV	Jul-11	36.1	—	1 non-performing commercial real estate loan and 2 REO properties
Luxury Destination Club Recourse Loan II (3)	May-12	34.6	—	First mortgage loan collateralized by 243 high-end units at 26 resorts in the US and various international destinations
CRE FDIC Portfolio	Aug-11	34.3	—	410 performing and non-performing loans acquired in a structured transaction with the FDIC, secured mostly by commercial real estate, and 22 REO properties
U.S. Life Insurance Loan Portfolio	Dec-09	33.7	—	15 performing acquired first mortgages secured by commercial real estate
Bulls Loan Portfolio (3)	Jun-11	30.3	—	354 performing and non-performing acquired loans consisting of substantially all first mortgage recourse commercial real estate loans and 14 REO properties
Multifamily Tax-Exempt Bonds	Jun-11	27.9	—	Senior interest in tax-exempt bonds secured by a multifamily residential property located in Atlanta, GA
DB FDIC Portfolio	Jan-10	26.3	1.7	452 performing and non-performing loans acquired in a structured transaction with the FDIC, secured mostly by commercial real estate and 117 REO properties
Ashford Notes	Feb-12	24.8	—	2 most junior mortgage participation interests secured by 5 full-service hotels
Florida Retail First Mortgage	Feb-13	23.3	—	Performing acquired senior mortgage loan secured by a retail property in Florida
Class A Manhattan Office Loan Participation	Mar-10	19.1	—	First mortgage pari-passu participation interest secured by Class A midtown Manhattan office building
Project London Loan Portfolio (3)	Sep-12	18.1	—	8 performing and non-performing acquired loans secured by commercial real estate
ADC FDIC Portfolio II (3)	Dec-12	16.8	—	383 performing and non-performing loans acquired in a structured transaction with the FDIC, mostly secured by commercial real estate and 5 REO properties

(Amounts in millions)		Balance at December 31, 2013
Our Investments	Date of Initial Investment	Investment Carrying Value (1)	Committed Equity (2)	Investment Description/ Status at December 31, 2013
Other acquisitions (3)	Various	137.4	0.7	19 investments, each with less than $15 million of current investment balance
Total acquisitions		660.3	2.4
Real Estate Debt—Originations
National Hotel Portfolio Mezzanine Loan	May-13	174.8	—	Mezzanine loan origination secured by equity interests in an entity owning a diversified portfolio of 152 full service, limited service, and extended stay hotels located throughout the U.S.
Lifestyle Athletic Club Mortgage Participation	Mar-13	89.8	8.3	First mortgage loan origination secured by 11 athletic lifestyle clubs located in California
Transitional CRE Lending Platform	Various	86.1	9.0	6 first mortgage loan originations secured by retail, multifamily, office and hospitality properties
One Court Square Preferred Equity	Jul-12	49.1	—	Preferred equity investment in an entity that acquired a Class A office tower located in Long Island City, New York
Luxury Destination Club Recourse Loan I	Sep-11	25.5	—	Performing first mortgage secured by 39 properties located primarily in Manhattan, NY and Maui
New York Student Housing Loan (3)	Aug-13	22.3	—	First mortgage loan secured by a student housing community in New York
Boca Raton Multifamily Land Loan	Jan-13	21.1	—	First mortgage loan origination secured by a multifamily development parcel located in Florida
Mexico Luxury Resort Junior Mortgage Participation	Aug-13	20.1	—	Participation in junior first mortgage interest secured by a luxury beach resort in Mexico
St. Barths Hotel and Villa Mortgage Loan	Sep-13	16.6	—	First mortgage loans secured by a partially constructed hotel and residential development project located in the Caribbean
Southern California Land Loan	May-11	16.1	—	First mortgage loan secured by a Southern California master planned development and equity participation rights
American Coastal Properties Loan	Jul-13	15.3	—	First mortgage loan to finance the acquisition and redevelopment of high-end, single family residential properties in infill, coastal southern California markets
Other originations (3)	Various	68.9	2.7	7 investments, each with less than $15 million of current investment balance
Total originations		605.7	20.0

Real Estate Equity—Single-Family Residential Rentals (3)	Mar-12	530.0	—	Investment in CAH OP, an investment vehicle created for the purpose of acquiring and renting single-family homes
Real Estate Equity—Other
Multifamily Portfolio Preferred Equity	Mar-13	123.9	3.4	Preferred equity investment in an entity that acquired a multifamily portfolio composed of approximately 7,600 units located in Georgia, Florida and Texas
Midwest NNN Office Campus (3)	Dec-13	35.3		Equity interests in a credit tenant lease office campus in the Midwest
Hotel Portfolio (3)	Apr-10	31.5	—	Equity interests in and senior mezzanine loan receivable from entities owning a portfolio of 102 limited service hotels
Phoenix Corporate Tower	Dec-12	18.4	—	Equity interest in a high-rise office tower located in Phoenix, Arizona
California Master Planned Communities	May-12	15.9	—	Equity interests acquired through deed-in-lieu in 2 partially developed master planned communities located in California
Other Equity Investments	Dec-09	6.0	—	1 investment with less than $15 million of current investment balance
Total other real estate equity		231.0	3.4
Total investments		$2,027.0	$25.8

(1)
Amounts represent the carrying value of our investment at December 31, 2013, net of investment-specific financing and amounts attributable to noncontrolling interests. Amounts reflect our investments and our share of income less amounts distributed and realized since the inception of the investment.

(2)
Amounts represent our share of additional funding commitments for future investments, unfunded lending commitments, ordinary operating costs, guaranties or other commitments of each investment as of December 31, 2013, as described in Note 17 to our consolidated financial statements included in Item 15 of this Annual Report.

(3)	Investments with non-recourse financing.
Real Estate Debt—Acquisitions

•
Spanish CRE Loan Portfolio I. In November 2013, we invested $143 million, prior to potential financing, in a joint venture with certain Co-Investment Funds to acquire 100% participation interests in three sub-performing first mortgages at a substantial discount to the unpaid principal balance ("UPB"). The mortgages are secured by two office properties and one retail property in Spain. Our share of this investment is approximately 83%. In January 2014, we acquired the loans using Spanish securitization trusts, triggering transfer taxes payable by the trusts. We expect to record an expense of approximately $4.6 million in the first quarter of 2014, or $3.8 million net of the amount attributable to noncontrolling interests, related to the transaction costs associated with this transfer.

•
Freddie Mac Portfolio. In October 2013, we invested $130 million in a joint venture with certain Co-Investment Funds that acquired a portfolio of loans secured by multifamily and senior housing assets. The portfolio included 27 loans, all of which were performing at acquisition, with an aggregate UPB of approximately $194 million. The aggregate purchase price for the portfolio was approximately $177 million, representing 91% of the portfolio's UPB. In December 2013, we obtained financing in the amount of $115 million secured by the loans in this portfolio, representing 63% of our initial invested equity. In connection with the financing, we obtained a 2.5% London Interbank Offered Rate ("LIBOR") cap on 50% of the financing proceeds. Our share of this investment is 73%.

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

•
MF5 Loan Portfolio (formerly, MF5 CMBS)—In February 2012, we invested $25 million in a joint venture with certain Co-Investment Funds that acquired the most senior bond and the interest-only certificate in a CMBS trust. The senior bond has a coupon of 5.1% and is secured by approximately 270 first mortgage loans, of which 89% were performing, collateralized primarily by multifamily properties. The aggregate purchase price for the senior bond and interest-only certificate was approximately $226.1 million, representing a discount of 27.4% to par value of the senior bond. In February 2013, the joint venture completed a desecuritization of the CMBS trust and sold a 40% participation interest in each of the assets previously held in the trust and recognized a gain on sale of $25.8 million. Our share of the gain, based on our 11% interest in the joint venture, was $2.8 million.

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

•
Transitional CRE Lending Platform. From May 2013 to December 31, 2013, we originated six first mortgage loans with an aggregate UPB of $87 million and unfunded commitments of $9 million within our Transitional CRE Lending Platform. These loans are earmarked for a potential floating rate securitization. The loans bear interest, on a weighted average basis, at 1-month LIBOR plus 6.5%, and have initial terms of 2 to 3 years. The loans feature one to three 12-month extension options subject to payment of extension fees and satisfaction of certain performance metrics. The underlying collateral includes retail, multifamily, office and hospitality properties. We recently obtained a warehouse credit facility to finance these loans on a short-term basis while we aggregate a sufficient pool able to be ultimately financed in a matched term, non-recourse, floating rate securitization.

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

•
Boca Raton Multifamily Land Loan. In January 2013, we invested $20 million in a joint venture with a Co-Investment Fund and a strategic partner that funded a $41 million first mortgage loan secured by a 7 acre multifamily development parcel located in Florida. The loan bears an interest rate of 12%, of which 3.5% may be paid in-kind, and is subject to a 1.5% origination fee and a 1% exit fee. The initial term of the loan is three years. Our share of the investment is 49.5%. In January 2014, the borrower paid down the outstanding balance by $18.6 million, in exchange for a partial release of the site, of which our share was $9.2 million.

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

•
American Coastal Properties Loan. In July 2013, we and a Co-Investment Fund originated a $30 million first mortgage loan, with an option to fund an additional $40 million, to finance the acquisition and redevelopment of high-end, single family residential properties in infill coastal Southern California markets. The loan bears a fixed interest rate of 15%, of which 7% may be paid in-kind, and is subject to certain other fees including a 1% origination fee and 0.5% exit fee. The term of the loan is four years. Our share of the investment is 50%.

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

•
Multifamily Lending Platform—In August 2013, we entered into a joint venture with unaffiliated investors to form a platform to originate short-term, first mortgage loans on multifamily properties. This lending platform was formed in part to take advantage of the void expected to be left by the recently announced multifamily lending curtailment by Government Sponsored Enterprises (“GSEs”). In October 2013, the lending platform originated a $44.2 million first mortgage loan to finance the acquisition and redevelopment of a 560-unit multifamily property located in Nashville, Tennessee. The loan bears interest at 1-month LIBOR plus 4.65% with a 2.5% LIBOR cap and matures in October 2015. The loan was funded via a $28.7 million non-recourse, matched term loan provided by a warehouse facility and $15.5 million from the joint venture. The warehouse facility provides up to $150 million of credit at 1-month LIBOR plus 2.0% and matures in October 2016 with an option to extend as a term loan for 3 additional years. Our share of this investment is 47.5%.

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

Real Estate Equity—Single-Family Residential Rentals
During the year ended December 31, 2013, we invested an additional $295 million in CAH OP. To date, we have invested $550 million in CAH OP and have no further capital commitments at this time.
In September 2013, CAH OP obtained a $500 million credit facility with J.P. Morgan, which was subsequently increased to $1.2 billion. CAH OP has also begun originating loans under a new lending program to other owners of single family homes for rent. This loan portfolio, once scaled, as well as CAH OP's broader owned homes portfolio, may be financed with securitizations in the future.
At December 31, 2013, CAH OP owned 14,900 housing units located in nine states across the United States with an estimated cost basis of approximately $2.6 billion, including units owned in a joint venture with Fannie Mae. The following table provides an overview of the portfolio at December 31, 2013:

State	Number of Homes (1)	Estimated Total Cost Basis (in thousands) (2)	Estimated Average Cost Per Home (in thousands)	Average Home Size (Square Feet)	Estimated Average Cost Per Square Foot
Properties wholly-owned by CAH OP:
Arizona	1,131	$151,615	$134	1,706	$79
California	2,898	800,321	276	1,665	166
Colorado	674	110,531	164	1,708	96
Delaware	97	15,089	156	1,473	106
Florida	3,105	534,421	172	1,854	93
Georgia	3,464	445,074	128	1,994	64
Nevada	1,180	220,015	186	1,965	95
Pennsylvania	3	408	136	1,113	122
Texas	1,323	153,927	116	1,787	65
	13,875	$2,431,401	$175	1,831	$96
Jointly-owned properties (3)	1,025
	14,900

(1)
Represents total housing units, which are leased separately from any other housing units. No property with a single deed has more than four housing units, and less than 1% of our wholly owned properties have more than one housing unit.

(2)	Includes acquisition and renovation costs plus estimated renovation costs for homes currently in construction or not yet started incurred through December 31, 2013.

(3)	Jointly-owned properties are owned through a joint venture with Fannie Mae in which CAH OP acquired its managing member interest for an aggregate payment of $35.1 million.
Real Estate Equity—Other

•
Multifamily Portfolio Preferred Equity. In March 2013, we entered into a joint venture with a minority unaffiliated investor and a separate agreement with a third party sponsor to provide participating preferred equity to an entity investing in multifamily properties. At the March 2013 closing, we and the minority investor funded preferred equity of $34 million and $7 million, respectively, and the sponsor funded $14 million of common equity. Subsequent to the initial closing, we and the minority investor funded an additional $90 million and $18 million, respectively, of preferred equity and the sponsor funded $36 million of common equity. The common and preferred equity proceeds were used along with mortgage financing proceeds to acquire multifamily properties comprising approximately 7,600 units within 20 apartment communities in Georgia, Texas and Florida. Our cumulative preferred equity of $124 million to-date provides a 12% preferred return, 1% issuance fee and a 30% profit participation after the joint venture first, and the sponsor, second, have each attained a 12% internal rate of return. Our share of this participating preferred equity interest in the investment entity is 83%.

•
Midwest NNN Office Campus. In December 2013, we acquired an office campus in the Midwestern United States fully occupied by a single-A rated tenant. The acquisition cost, including closing costs, was $123 million. We financed this acquisition with a 10-year term, non-recourse, fixed rate loan resulting in an initial cash-on-cash yield of approximately 13%. The acquisition was completed with a strategic partner with a 0.75% noncontrolling interest. The strategic partner is entitled to certain promoted interests after a 12% preferred return to us.

•	Other Real Estate Equity with Current Investment Balance Less Than $15 Million:

•
WLH Stock—We indirectly owned approximately 2.4 million shares of Class A common stock of William Lyon Homes (“WLH”), which we acquired in connection with the sale of residential lots to WLH in June 2012. In May 2013, WLH completed its initial public offering at a price of $25 per share, after giving effect to a 1-for-8.25 share reverse stock split. After giving effect to the reverse stock split, we indirectly owned approximately 291,000 shares of WLH Class A common stock at a cost basis of $8.66 per share. In December 2013, we sold 23,000 shares at a weighted average price per share of $19.63 for cumulative proceeds of $444,000, and realized a gain of $247,000. In January 2014, we sold all our remaining shares at a weighted average price per share of $23.05 for cumulative proceeds of $6.2 million, and realized a gain of $3.9 million.

•
First Republic Bank. During the year ended December 31, 2013, we sold our remaining 615,932 shares of common stock in First Republic Bank for combined net cash proceeds of $23.8 million, and realized a combined gain of $10.7 million. After giving effect to this sale, we have sold all of our original 1,600,000 shares acquired in June 2010, for cumulative

proceeds of $52.4 million, or     approximately 2.2 times our original invested amount of $24 million.
Investment Activity Subsequent to December 31, 2013

•
Hawaii Luxury Resort—A joint venture between us, a Co-Investment Fund and an unaffiliated investor acquired an REO property consisting of a five-diamond resort hotel on a 55-acre coastal site located in Hawaii. The hotel received an extensive $180 million renovation in 2006 and 2007, is branded by a renowned luxury hotel operator and includes 73 unsold condos. The property was acquired from a former lender who had foreclosed following a loan default by the previous owners. The total initial capitalization of the investment is approximately $160 million, including an initial funding of $85 million via a first mortgage at the closing of the acquisition. We and the Co-Investment Fund are expected to own a $45 million mezzanine loan and $15 million, or 50%, of the equity, with the remainder of the equity owned by the unaffiliated investor. The mezzanine loan has a term of five years and bears a fixed interest rate of 11% which may be paid-in-kind. Our share of the joint venture with the Co-Investment Fund that owns 100% of the mezzanine loan and 50% of the equity is 83%.

•
Transitional CRE Lending Platform—Subsequent to December 31, 2013, we originated four first mortgage loans and one related mezzanine loan with an aggregate UPB of $70 million within our Transitional CRE Lending Platform. The loans bear interest, on a weighted average basis, at 1-month LIBOR plus 6.9% and have initial terms of 2 to 3 years. The loans feature one to two 12-month extension options subject to payment of extension fees and satisfaction of certain performance metrics. The underlying collateral includes hospitality, multifamily and office properties.

•
UK Retail Borrower Recapitalization—As a part of a borrower recapitalization transaction, a joint venture between us and a Co-Investment Fund expects to originate a £140 million (approximately $233 million) loan that is primarily collateralized by a first mortgage on a large U.K. shopping center. The loan proceeds will be used to refinance an existing loan at a significant discount to par despite there having been no monetary default. The investment will include: (i) the loan which bears a cash pay interest rate of 10% per annum, has a term of seven years, and has springing recourse to an individual guarantor under certain conditions; and (ii) an equity participation in the shopping center of 35%. Subsequent to the closing of our financing, it is expected that the borrower will secure a new first mortgage which will partially pay down our loan and leave our joint venture with a subordinated loan position secured by a second ranking mortgage on the shopping center. There will be an additional exit fee of between £3 million and £4 million (approximately $5 million and $6.7 million, respectively) depending on the timing of this subsequent pay down. Under certain circumstances, the loan may be increased by up to €10 million, or approximately $13.7 million.  Our share of the joint venture with the Co-Investment Fund providing the loan will be 96%. We have not yet originated this loan, and there can be no assurance that we will be successful in originating this loan on these terms, or at all.

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
In certain circumstances, we hold 50% of the voting rights to elect the board of directors of the joint venture, but own varying economic interests, which currently range from 4.5% to 90%. In other cases, our voting rights are proportional to our economic interests, however the joint ventures are subject to management or other contracts that create VIEs.
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
We perform a quarterly evaluation of our investments in unconsolidated joint ventures to determine whether the fair value of our interest in each joint venture is less than the carrying value, and, if such decrease in value is deemed to be other-than-temporary, we write down our investment to fair value.
Loans Receivable and Interest Income Recognition
We originate and purchase loans receivable. Originated loans are recorded at amortized cost, or the UPB less net deferred loan fees. Net deferred loan fees include unamortized origination and other fees charged to the borrower less direct incremental loan origination costs we incurred. Purchased loans are recorded at amortized cost, or the UPB less unamortized purchase discount. Costs to purchase loans are expensed as incurred. Interest income is recognized based upon the contractual rate and the outstanding principal balance of the loans. Purchase discount or net deferred loan fees are amortized over the expected life of the loans using the effective yield method except on revolving loans, for which the straight-line method is used. When a loan is prepaid, prepayment fees and any excess of proceeds over the carrying amount of the loan are recognized as a gain. Loans that we have the intent and ability to hold for the foreseeable future are classified as held-for-investment.
Loans Held for Sale—Loans held for sale are loans that we intend to sell or liquidate in the foreseeable future and are carried at the lower of amortized cost or fair value.
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
Impairment and Allowance for Loan Losses—We regularly analyze the extent and effect of any credit migration from underwriting and the initial investment review associated with a loan’s performance and/or value of underlying collateral as well as the financial and operating capability of the borrower/sponsor. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash from operations are sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan, and/or (iii) the property’s liquidation value. Where applicable, we also evaluate the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties.  Such analysis is performed at least quarterly, or more often as needed when impairment indicators are present. We do not utilize a statistical credit rating system to monitor and assess the credit risk and investment quality of our acquired or originated loans. Given the diversity of our investment portfolio, management believes there is no consistent method of assigning a numerical rating to a particular loan that captures all of the various credit metrics and their relative importance. Therefore, we evaluate impairment and allowance for loan loss on an individual loan basis.
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
Purchased Credit-Impaired ("PCI") Loans—PCI loans are acquired loans with evidence of credit quality deterioration since origination for which it is probable at acquisition that we will collect less than the contractually required payments. PCI loans are recorded at the initial investment in the loans and accreted to the estimated cash flows expected to be collected measured at acquisition date. The excess of cash flows expected to be collected measured at acquisition date over the initial investment (“accretable yield”) is recognized in interest income over the remaining life of the loan using the effective interest method. The excess of contractually required payments at the acquisition date over expected cash flows (“nonaccretable difference”) is not recognized as an adjustment of yield, loss accrual or valuation allowance. We evaluate estimated future cash flows on a quarterly basis, starting with the first full quarter after acquisition, or earlier if conditions indicating impairment are present. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment to the loan’s accretable yield over its remaining life, which may result in a reclassification from nonaccretable difference to accretable yield. Subsequent decreases in cash flows expected to be collected are evaluated to determine whether a provision for loan loss should be established. If decreases in expected cash flows result in a decrease in the estimated fair value of the loan below its amortized cost, we will record a provision for loan losses calculated as the difference between the loan’s amortized cost and the revised cash flows, discounted at the loan’s effective yield.
PCI loans may be aggregated into pools based upon common risk characteristics, such as loan performance, collateral type and/or geographic location of the collateral. Once a loan pool is identified, a composite yield and estimate of cash flows expected to be collected (including expected prepayments) are used to recognize interest income. A loan resolution within a loan pool, which may involve the sale of the loan or foreclosure on the underlying collateral, results in the removal of an allocated carrying amount. A loan modified within a loan pool remains in the loan pool, with the effect of the modification incorporated into the expected future cash flows.
Investment in Real Estate
Real Estate Acquisitions—Real estate acquisitions are recorded at the fair values of the acquired components at the time of acquisition, allocated among land, building, improvements, equipment, lease-related tangible and identifiable intangible assets, such as tenant improvements, deferred leasing costs, in-place lease values, above- and below-market lease values. We evaluate each purchase transaction to determine whether the acquired assets meet the definition of a business. Transaction costs related to acquisitions that are not deemed to be businesses are included in the cost basis of the acquired assets, while transaction costs related to acquisitions that are deemed to be businesses are expensed as incurred. Net cash paid to acquire an operating property is classified as investing activities on our statements of cash flows.
The fair value of acquired land is derived from recent comparable sales of land and listings within the same local region based on available market data. The fair value of acquired buildings and building improvements is derived from comparable sales, discounted cash flow analysis using market-based assumptions, or replacement cost, as appropriate. The fair value of site and tenant improvements is estimated based upon current market replacement costs and other relevant market rate information.

In-place leases generate value over and above the tangible real estate because a property that is occupied with leased space is typically worth more than a vacant building without an operating lease contract in place. The fair value of acquired in-place leases is derived based on management's assessment of lost rental income and tenant reimbursements that would be incurred to lease a hypothetically vacant building to its actual existing occupancy level on the valuation date. The net amount recorded for acquired in-place leases is included in other assets on our balance sheets and amortized on a straight-line basis as an increase to depreciation and amortization expense over the remaining term of the applicable leases.
The fair value of the above- or below-market component of an acquired in-place operating lease represents the present value of the difference between contractual rents of acquired leases and market rents at the time of the acquisition, discounted for tenant credit risks. Above- or below-market lease values are amortized on a straight-line basis as a decrease or increase to rental income, respectively, over the applicable lease terms.
Deferred leasing costs represent management's estimation of the avoided leasing commissions and legal fees associated with an existing in-place lease. The net amount is included in other assets on our balance sheets and amortized on a straight-line basis as an increase to depreciation and amortization expense over the remaining term of the applicable lease.
Fair values of these components generally rely on Level 2 or Level 3 inputs of the fair value hierarchy (see —Fair Value Measurement).
Depreciation—Depreciation is computed on the straight-line basis over the estimated useful lives of the assets, which generally range from 10 to 40 years for buildings and improvements and 5 to 15 years for furniture, fixtures and equipment. Tenant improvements are amortized over the shorter of the remaining lease term or the estimated useful life.
Expenditures for ordinary repairs and maintenance are expensed as incurred, while expenditures for significant renovations that improve or extend the useful life of the asset are capitalized and depreciated over their estimated useful lives.
Real Estate Acquired in Settlement of Loans—Real estate acquired in full or partial settlement of loans (REO) is measured at fair value less estimated costs to sell at the acquisition date if the property meets the GAAP definition of a held for sale property. REO property that is classified as held for sale is not depreciated during the holding period. If we intend to operate the property, the fair value is allocated among the acquired assets (see —Real Estate Acquisitions). The difference between the carrying value of the loan and the fair value of the foreclosed asset is recognized in the statement of operations, after reversing any previously recognized provision on the loan. The fair value of REO is generally based on a third party appraisal or on a combination of appraised value, broker price opinions and comparable sales.
Real Estate Impairment—We evaluate our investments in real estate for impairment periodically or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. We evaluate cash flows and determine impairments on an individual property basis. In making this determination, we review, among other things, current and estimated future cash flows associated with each property, market information for each sub-market, including, where applicable, competition levels, foreclosure levels, leasing trends, occupancy trends, lease or room rates, and the market prices of similar properties recently sold or currently being offered for sale, and other quantitative and qualitative factors. If an impairment indicator exists, We compare the expected future undiscounted cash flows to the carrying amount of the asset to evaluate whether the carrying value is recoverable. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, we would record an impairment loss for the difference between the estimated fair value and the carrying amount of the asset.
Rental Income and Tenant Reimbursements
Rental income is recognized on a straight-line basis over the term of the related lease. Residential leases generally have one-year terms while commercial leases generally have longer terms. Rents received in advance are deferred.
In net lease arrangements, costs reimbursable from tenants for real estate taxes, property insurance and other recoverable costs are recognized as revenue in the period the recoverable costs are incurred. When we are the primary obligor with respect to purchasing goods and services for property operations and have discretion in selecting the supplier and retain credit risk, tenant reimbursement revenue and property operating expenses are presented on a gross basis in our statement of operations. For certain triple net leases where the lessee self-manages the property, hires its own service providers and retains credit risk for routine maintenance contracts, no reimbursement revenue and expense are recognized.
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

Results of Operations
We commenced operations upon completion of our IPO on September 29, 2009 and continue to actively invest in our target assets. In general, period-over-period increases in our results of operations reflect our ongoing investment activities and capital-raising efforts. At December 31, 2013, we had 58 active investments representing $2.0 billion of invested equity, compared to 47 investments and $1.1 billion at December 31, 2012. Due to the overall growth and increased number of investments in nearly every category, the results of operations presented below for each period are not directly comparable and are not necessarily indicative of future financial condition or results of operations.
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

Income from Our Investments
Our largest source of income is our real estate debt investments, which we hold either directly or through our investments in unconsolidated joint ventures. We have been continually investing in our target assets throughout 2011, 2012 and 2013, and therefore, income from some investments may reflect less than a full year’s results of operations. We have also sold or received early payoffs on some of our debt investments, sometimes at substantial gains, which affect period over period comparability.
Income (loss) from our investments by type of investment is summarized below. We have recently re-categorized some of our investments, as described in Note 2 to our consolidated financial statements included in this Annual Report. Certain amounts for the years ended December 31, 2012 and 2011 have been reclassified to conform to the current period presentation:

	Year Ended December 31, 2013
(In thousands)	Income (Loss)	Less: Expenses, Other (Income) Loss and Income Tax Provision	Less: Net Income Attributable to Noncontrolling Interests	Net Income (Loss) Attributable to Colony Financial, Inc.
Amounts allocated to investment segments:
Real estate debt investments
Acquisitions:
Single loans—first mortgages	$28,487	$5,068	$5,935	$17,484
Single loans—subordinated debt (1)	6,290	18	805	5,467
Loan portfolios	52,581	2,747	1,137	48,697
CMBS/bonds	8,360	123	798	7,439
Total acquisitions	95,718	7,956	8,675	79,087
Originations:
Senior & whole mortgage loans	23,420	665	1,478	21,277
Subordinated debt (1)	53,453	353	12,739	40,361
Total originations	76,873	1,018	14,217	61,638
Total real estate debt investments	172,591	8,974	22,892	140,725
Single-family residential rentals	(8,013)	—	—	(8,013)
Other real estate equity investments (2)	19,957	1,357	1,266	17,334
Total investments	184,535	10,331	24,158	150,046
Amounts not allocated to investment segments	282	48,563	—	(48,281)
	$184,817	$58,894	$24,158	$101,765

	Year Ended December 31, 2012
(In thousands)	Income (Loss)	Less: Expenses, Other (Income) Loss and Income Tax Provision	Less: Net Income Attributable to Noncontrolling Interests	Net Income (Loss) Attributable to Colony Financial, Inc.
Amounts allocated to investment segments:
Real estate debt investments
Acquisitions:
Single loans—first mortgages	$19,221	$3,866	$4,209	$11,146
Single loans—subordinated debt (1)	4,392	179	869	3,344
Loan portfolios	31,438	2,141	—	29,297
CMBS/bonds	5,467	748	38	4,681
Total acquisitions	60,518	6,934	5,116	48,468
Originations:
Senior & whole mortgage loans	20,395	218	972	19,205
Subordinated debt (1)	18,456	754	106	17,596
Total originations	38,851	972	1,078	36,801
Total real estate debt investments	99,369	7,906	6,194	85,269
Single-family residential rentals	(2,126)	—	—	(2,126)
Other real estate equity investments (2)	10,550	22	—	10,528
Total investments	107,793	7,928	6,194	93,671
Amounts not allocated to investment segments	170	31,830	—	(31,660)
	$107,963	$39,758	$6,194	$62,011

	Year Ended December 31, 2011
(In thousands)	Income (Loss)	Less: Expenses, Other (Income) Loss and Income Tax Provision	Less: Net Income Attributable to Noncontrolling Interests	Net Income (Loss) Attributable to Colony Financial, Inc.
Amounts allocated to investment segments:
Real estate debt investments
Acquisitions:
Single loans—first mortgages	$7,158	$7	$888	$6,263
Single loans—subordinated debt (1)	1,360	125	—	1,235
Loan portfolios	22,906	1,976	—	20,930
CMBS/bonds	3,023	595	207	2,221
Total acquisitions	34,447	2,703	1,095	30,649
Originations:
Senior & whole mortgage loans	13,293	170	—	13,123
Subordinated debt (1)	9,299	799	9	8,491
Total originations	22,592	969	9	21,614
Total real estate debt investments	57,039	3,672	1,104	52,263
Single-family residential rentals	—	—	—	—
Other real estate equity investments (2)	8,118	—	—	8,118
Total investments	65,157	3,672	1,104	60,381
Amounts not allocated to investment segments	312	18,433	—	(18,121)
	$65,469	$22,105	$1,104	$42,260

(1)	Subordinated debt includes B-notes, mezzanine loans, and preferred equity earning a fixed return.

(2)
Other real estate equity investments include interests in real estate properties, equity interests obtained through foreclosures or deed-in-lieu of foreclosure on the collateral of target assets originally acquired or originated as debt instruments, and preferred equity earning a fixed return plus equity participation.

Net Income from Real Estate Debt Investments
Net income from acquired first mortgage loans for the year ended December 31, 2013 increased $6.3 million, or 57%, compared to the year ended December 31, 2012. The increase primarily reflects income from the Florida Retail First Mortgage, Phoenix Corporate Tower Loan and Luxury Destination Club Recourse Loan II acquired in February 2013, December 2012 and May 2012, respectively. We recognized a $2.5 million gain on foreclosure of the Phoenix Corporate Tower Loan in September 2013. Expenses on acquired first mortgage loans for the years ended December 31, 2013 and 2012 include the interest expense and servicing costs on Luxury Destination Club Recourse Loan II, where we obtained seller-provided financing. All contractual interest due for the term of the financing was pre-funded by the borrower. Net income from acquired first mortgage loans for the year ended December 31, 2012 increased $4.9 million, or 78%, compared to the year ended December 31, 2011, primarily reflecting income from the Luxury Destination Club Recourse Loan II acquired in May 2012.
Net income from acquired subordinated debt for the year ended December 31, 2013 increased $2.1 million, or 63%, compared to the year ended December 31, 2012. The increase primarily reflects a full year's effect of income from the Ashford Notes acquired in February 2012 and the Manhattan Landmark Buildings Loan B-note retained subsequent to the A-note sale in April 2012. Net income from acquired subordinated debt for the year ended December 31, 2012 increased $2.1 million, or 171%, compared to the year ended December 31, 2011. The increase primarily reflects net income from the Ashford Notes and the reclassification of net income from the Manhattan Landmark Buildings Loan from acquired first mortgage loan to subordinated debt after the A-note sale. This increase was partially offset by the reclassification of net income generated from the Hotel Portfolio to other real estate equity investments effective January 2012 upon the foreclosure on the collateral.
Net income from loan portfolios include income from loan portfolios acquired in structured transactions with the FDIC as well as from commercial banks. For the year ended December 31, 2013, net income from loan portfolios increased $19.4 million, or 66%, compared to the year ended December 31, 2012. The drivers of the overall increase are: additional income from 10 loan portfolios acquired throughout 2012 and 2013, lower notional interest expense on FDIC purchase money notes resulting from principal payments, an $11 million gain on foreclosure of an REO property in the German Loan Portfolio IV, and favorable changes in expected accretable yields on some of our existing portfolios. These increases are partially offset by decreases due to ongoing loan resolutions and a combined impairment of $6.6 million on certain loan pools within 13 of our loan portfolios, including impairment on REO properties held for sale. Net income from loan portfolios for the year ended December 31, 2012 increased $8.4 million, or 40%, compared to the year ended December 31, 2011. The increase primarily reflects 11 loan portfolios acquired throughout 2011 and 2012. Two of our FDIC portfolios acquired in late 2010 are managed by asset management companies that are wholly-owned by us. We charge a fee of 50 basis points on each portfolio’s UPB per annum, payable monthly, which is included in income from loan portfolios. Expenses on loan portfolios reflect asset management, servicing fees and interest expense incurred by the asset management companies and our consolidated loan portfolios.
Net income from CMBS/bonds for the year ended December 31, 2013 increased $2.8 million, or 59%, compared to the year ended December 31, 2012. The increase primarily reflects a $1.2 million gain from the sale of a senior bond in a CMBS–resecuritization acquired in May 2010 and interest income from the MF5 Loan Portfolio following the desecuritization of the trust in February 2013. Net income from CMBS/bonds for the year ended December 31, 2012 increased $2.5 million, or 111%, compared to the year ended December 31, 2011, reflecting net income generated from MF5 CMBS acquired in February 2012, prior to the desecuritization.
Net income from originated senior and whole mortgage loans for the year ended December 31, 2013 increased $2.1 million, or 11%, compared to the year ended December 31, 2012. The increase primarily reflects $14.3 million of net income generated from eight new originated loans in 2013 plus six loans within the Transitional CRE Lending Platform, a full year's effect of one loan originated in late 2012, and a $2.8 million gain recognized from an early payoff of the Florida Residential Development Loan which was acquired and resolved within 2013. The increases are partially offset by the reduction in income following the November 2012 payoff of WLH Secured Loan, which had generated $12.6 million of net income in 2012. Net income from originated senior and whole mortgage loans for the year ended December 31, 2012 increased $6.1 million, or 46%, compared to the year ended December 31, 2011. The increase primarily reflects a $5.5 million gain recognized from the early payoff of the WLH Secured Loan and a full year's effect of net income generated from the Luxury Destination Club Recourse Loan I originated in September 2011.
Net income from originated subordinated debt for the year ended December 31, 2013 increased $22.8 million, or 129%, compared to the year ended December 31, 2012. The increase primarily reflects income from new originations including One Court Square Preferred Equity originated in July 2012, National Hotel Portfolio Mezzanine Loan originated in May 2013, and Mexico Luxury Resort Junior Mortgage Participation and New York Student Housing Loan originated in August 2013, among others. The increase also reflects income from the Lifestyle Athletic Club Mortgage Participation originated in March 2013 following the sale of an A-note in July 2013, a $3.2 million gain recognized from the payoff of 2100 Grand B-Note in May 2013 and a $1.1 million gain recognized from the sale of our pro-rata share of the Extended Stay Mezzanine B&C Loans in September 2013. The increases are partially offset by the reduction in income resulting from the payoff of Centro Mezzanine Loans, the sale of Extended Stay Mezzanine B&C Loans, as well as the May 2013 prepayment of Luxury Destination Resort Loan, a loan we originated in 2011. Net income from originated subordinated debt for the year ended December 31, 2012 increased $9.1 million, or 107%, compared to the year ended December 31, 2011. The increase primarily reflects net income from new 2012 originations and a full year's effect of 2011 originations, including Centro Mezzanine Loans and Luxury Destination Resort Loan originated in the second half of 2011 and One Court Square Preferred Equity and New England Hotel Portfolio Mezzanine Loan originated in 2012.
Net income from our European real estate debt investments for the three years ended December 31, 2013, 2012 and 2011 was $14.0 million, $3.7 million and $3.1 million, respectively.
Loss from Single-Family Residential Rentals
Our investment in single-family residential rentals through CAH OP generated a loss of $8.0 million and $2.1 million during the years ended December 31, 2013 and 2012, respectively, including approximately $8.0 million and $1.2 million, respectively, that represent our share of depreciation expense. Loss for the year ended December 31, 2013 also reflects our share of expense related to the June 2013 Colony American Homes initial public offering attempt. The SFR rental business was started in March 2012 and the business has grown rapidly; therefore, prior year results do not provide meaningful comparisons to the current year results. As of December 31, 2013, CAH OP owned 14,900 units in nine states, including units operated in a joint venture with Fannie Mae, compared to 5,405 units as of December 31, 2012. The overall portfolio was 61% occupied as of December 31, 2013, up from 57% occupied as of December 31, 2012. The improvement in portfolio occupancy is the result of a recent strategy to slow acquisition activity in order to focus on improved operational performance including higher renovation and leasing productivity. During the year ended December 31, 2013, CAH OP averaged approximately 750 renovations and 700 new leases per month.
Net income from Other Real Estate Equity Investments
Net income from other real estate equity investments increased by $6.8 million, or 65%, from 2012 to 2013 and $2.4 million, or 30%, from 2011 to 2012. Net income from other real estate equity investments for the year ended December 31, 2013 includes a $10.7 million gain recognized from the sale of our remaining 615,932 shares of common stock in First Republic Bank, net income from the operations of our Hotel Portfolio, $6.3 million of income from the Multifamily Portfolio Preferred Equity, which we closed in March 2013 and in which we have made additional investments since March 2013. Net income from other real estate equity investments for the year ended December 31, 2012 reflects income from our investment in First Republic Bank, including a $5.4 million gain recognized from the sale of 543,760 shares of its common stock, a $1.8 million gain on sale of residential development projects to WLH in June 2012 and net income from the operations of our Hotel Portfolio following the foreclosure on the collateral in January 2012. Net income from other real estate equity investments for the year ended December 31, 2011 primarily represents income from our investment in First Republic Bank, including a $4.1 million gain recognized from the sale of 325,126 shares of its common stock.
Concentration
Certain investments individually generated greater than 10% of our total income for the periods presented. For the years ended December 31, 2013 and 2012, Luxury Destination Club Recourse Loan I and II, which share the same corporate guarantor, generated 14% and 18% of total income, respectively. After deducting investment-specific interest and other expenses, and amounts attributable to noncontrolling interests, Luxury Destination Club Recourse Loan I and II represent 12% and 16% of our net income attributable to stockholders, respectively. National Hotel Portfolio Mezzanine Loan generated 13% of our total income for the year ended December 31, 2013. After deducting investment-specific expenses and amounts attributable to noncontrolling interests, the National Hotel Portfolio Mezzanine Loan represents 12% of our net income attributable to stockholders for the same period. For the year ended December 31, 2012, WLH Secured Loan generated 12% of total income. For the year ended December 31, 2011, WLH Secured Loan and our investment in First Republic Bank each generated 12% of our total income.
Amounts Not Allocated to Investments
Certain non-investment-specific income and expense amounts not allocated to segments are summarized below.

	Year Ended December 31,
(in thousands)	2013	2012	2011
Interest income from cash	$282	$170	$312
Expenses:
Management fees	$26,263	$18,982	$8,477
Unconsummated deal expenses	955	498	676
Interest expense	13,316	3,839	2,309
Administrative expense	7,370	6,346	5,780
Income tax provision	659	2,165	1,191
Total expenses	$48,563	$31,830	$18,433

•	Management Fees—Management fees include the following:

	Year Ended December 31,
(in thousands)	2013	2012	2011
Base management fees	$22,265	$12,332	$8,128
Share-based compensation	3,998	5,714	—
Incentive fees	—	936	349
	$26,263	$18,982	$8,477
Base management fees have increased by approximately $9.9 million from 2012 to 2013 and $4.2 million from 2011 to 2012 due to an increase in our fee base, as defined in our management agreement with the Manager. The increases in our fee base are largely attributable to net proceeds from our equity offerings. The increases resulted from two common stock offerings and our issuance of common stock under our at-the-market stock offering program ("ATM Program") during 2013, with combined net proceeds of approximately $475 million; and two common stock offerings and two preferred stock offerings during 2012, with combined net proceeds of approximately $616 million. Share-based compensation represents expense recognized on restricted shares awarded to our Manager, certain of our executive officers and certain employees of our Manager and its affiliates in 2012. Based upon the vesting schedule of shares awarded and the fair value as of each measurement date, share-based compensation could fluctuate significantly. Incentive fees are based upon our Core Earnings, further described at “—Non-GAAP Supplemental Financial Measure: Core Earnings,” and are payable to our Manager in shares of our common stock.

•
Interest Expense—For the years ended December 31, 2013, 2012 and 2011, we incurred non-segment interest expense of $13.3 million, $3.8 million and $2.3 million, respectively, primarily on our credit facility and convertible senior notes. Interest expense for 2013 was significantly higher as our convertible senior notes were issued in April 2013 and due to higher average outstanding borrowings to temporarily finance our investments during the period. We do not attribute borrowings on our credit facility or proceeds from issuance of convertible notes to specific investments.

•	Administrative Expenses—Administrative expenses are summarized below:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Reimbursements to Colony Capital:
Compensation pursuant to secondment agreement	$1,286	$1,207	$1,248
Allocated overhead and direct administrative expenses	1,787	1,253	344
Total reimbursements to Colony Capital	3,073	2,460	1,592
Professional fees	2,590	2,082	2,767
Other	1,707	1,804	1,421
	$7,370	$6,346	$5,780
Total administrative expenses increased by $1.0 million, or 16%, from 2012 to 2013 and $0.6 million, or 10%, from 2011 to 2012 reflecting the added administrative burden associated with the growth of our business.

•
Income Tax Provision—Our TRSs, which directly or indirectly hold certain of our investments, are subject to corporate level federal, state, foreign and local income taxes. For the years ended December 31, 2013, 2012 and 2011, we incurred income tax expense of $0.7 million, $2.2 million and $1.2 million, respectively. Our current primary sources of income subject to taxation at the TRSs are income from loan resolutions in some of our loan portfolios, income from our interests in asset management companies which manage some of our loan portfolios, and hotel operations from our Hotel Portfolio. Income tax provision for 2013 was lower than 2012 as a result of the tax benefit recognized from net operating losses from our Hotel Portfolio which partially offset the income tax expenses on other taxable activities. The increase in income tax provision for 2012 compared to 2011 reflects higher taxable income from loan resolutions held by our TRSs.

Information About Our Real Estate Debt Portfolio
The following tables summarize certain characteristics of the loans and beneficial interests in securities held by the Company and the joint ventures and our proportionate share:

	December 31, 2013
($ in thousands)	Total Portfolio		Company’s Proportionate Share
Collateral Type	Unpaid Principal Balance	Amortized Cost (1)	Unpaid Principal Balance	Amortized Cost (1)(2)	% of Amortized Cost	Weighted Average Coupon	Current Interest Yield on Cost	Weighted Average Maturity in Years
Originated performing loans
Retail	$43,850	$43,400	$43,850	$43,400	3.2%	6.5%	6.6%	2.3
Office	21,725	21,548	21,725	21,548	1.6%	6.9%	7.0%	2.4
Hospitality	493,242	490,168	253,057	251,350	18.4%	11.2%	11.3%	2.8
Multifamily	123,700	123,555	93,495	93,382	6.8%	5.4%	5.4%	2.0
Other commercial	103,823	103,112	102,521	101,810	7.4%	9.1%	9.2%	3.8
Residential	100,260	99,577	46,618	46,320	3.4%	13.5%	13.7%	3.6
Land	96,257	92,341	47,919	45,961	3.4%	12.5%	13.3%	2.7
Total originated performing loans	982,857	973,701	609,185	603,771	44.2%	9.8%	9.9%	2.9
Acquired loans and beneficial interests in bonds
Performing:
Retail	576,529	389,345	264,464	175,766	12.9%	3.2%	5.0%	3.3
Office	325,986	228,305	138,550	91,176	6.7%	2.6%	4.1%	4.0
Industrial	204,280	151,883	43,372	31,716	2.3%	6.3%	8.7%	7.8
Hospitality	285,531	237,885	127,282	109,083	8.0%	8.4%	10.7%	0.9
Multifamily	522,513	428,340	233,778	205,660	15.0%	5.0%	5.7%	9.0
Other commercial	283,426	191,045	45,440	33,739	2.5%	9.4%	12.2%	3.7
Residential	56,039	36,748	17,058	12,649	0.9%	4.2%	5.9%	17.2
Land	107,830	44,628	14,538	6,382	0.5%	5.7%	10.7%	1.4
Total acquired performing	2,362,134	1,708,179	884,482	666,171	48.8%	4.9%	6.6%	5.1
Non-performing:
Retail	238,841	90,366	41,453	17,970	1.3%
Office	108,128	53,801	20,811	11,133	0.8%
Industrial	137,125	61,481	29,003	15,141	1.1%
Hospitality	58,781	29,101	7,801	3,821	0.3%
Multifamily	123,576	52,832	29,890	13,066	1.0%
Other commercial	334,197	119,562	44,702	15,507	1.1%
Residential	131,315	40,316	19,315	7,453	0.5%
Land	619,410	125,227	59,971	12,078	0.9%
Total acquired non-performing	1,751,373	572,686	252,946	96,169	7.0%
Total acquired loans	4,113,507	2,280,865	1,137,428	762,340	55.8%
Total portfolio	$5,096,364	$3,254,566	$1,746,613	$1,366,111	100.0%

	December 31, 2012
($ in thousands)	Total Portfolio		Company’s Proportionate Share
Collateral Type	Unpaid Principal Balance	Amortized Cost (1)	Unpaid Principal Balance	Amortized Cost (1)(2)	% of Amortized Cost	Weighted Average Coupon	Current Interest Yield on Cost	Weighted Average Maturity in Years
Originated performing loans
Retail	$60,000	$60,000	$60,000	$60,000	8.1%	9.8%	9.8%	3.5
Office	20,258	20,223	20,056	20,021	2.7%	8.0%	8.0%	2.9
Hospitality	133,285	132,515	82,937	82,472	11.2%	11.4%	11.5%	5.3
Other commercial	6,109	6,109	3,054	3,054	0.4%	12.2%	12.2%	1.8
Residential	82,196	79,840	34,960	33,860	4.6%	12.2%	12.8%	3.3
Total originated performing loans	301,848	298,687	201,007	199,407	27.0%	10.7%	10.9%	4.1
Acquired loans and beneficial interests in bonds
Performing:
Retail	415,149	293,227	92,534	69,409	9.4%	5.7%	7.6%	4.0
Office	307,008	211,378	77,266	52,032	7.1%	5.4%	8.3%	4.9
Industrial	244,140	182,908	49,032	36,085	4.9%	6.3%	8.7%	7.2
Hospitality	300,291	247,002	139,883	118,080	16.0%	8.6%	10.3%	1.9
Multifamily	478,674	370,053	104,569	87,722	11.9%	5.0%	6.0%	10.9
Other commercial	358,800	233,877	43,971	28,872	3.9%	9.6%	13.9%	3.3
Residential	58,077	28,128	8,881	4,781	0.6%	5.6%	10.3%	7.6
Land	159,611	67,642	17,228	6,968	0.9%	5.6%	14.3%	1.8
Total acquired performing	2,321,750	1,634,215	533,364	403,949	54.7%	6.6%	8.9%	5.1
Non-performing:
Retail	322,592	145,863	50,130	23,371	3.1%
Office	422,423	106,487	114,910	24,724	3.4%
Industrial	181,647	86,819	35,338	17,946	2.4%
Hospitality	74,334	40,046	9,159	4,902	0.7%
Multifamily	200,119	91,772	41,704	17,618	2.4%
Other commercial	401,434	138,128	55,406	18,189	2.5%
Residential	182,411	58,319	29,431	11,847	1.6%
Land	856,417	164,897	80,024	15,953	2.2%
Total acquired non-performing	2,641,377	832,331	416,102	134,550	18.3%
Total acquired loans	4,963,127	2,466,546	949,466	538,499	73.0%
Total portfolio	$5,264,975	$2,765,233	$1,150,473	$737,906	100.0%

(1)	The following table summarizes the amortized cost of the total portfolio and the Company's proportionate share included in the table above:

(Amounts in thousands)	December 31, 2013		December 31, 2012
	Total Portfolio	Company’s Proportionate Share	Total Portfolio	Company’s Proportionate Share
Loans receivable, net, on the Company's consolidated balance sheet	$1,028,654	$730,204	$333,569	$240,914
Beneficial interests in debt securities on the Company's consolidated balance sheet	30,834	30,680	32,055	31,895
Loans receivable, net, held by unconsolidated joint ventures	2,171,943	593,660	2,383,748	457,166
ADC loans held by unconsolidated joint ventures (a)	23,135	11,567	15,861	7,931
	$3,254,566	$1,366,111	$2,765,233	$737,906

(a)	Certain acquisition, development and construction loans are accounted for under the equity method depending upon their characteristics.

(2)	Our proportionate share of amortized cost is calculated as our share of the loans and debt securities based upon our ownership interest in each respective investment entity.

As of December 31, 2013, our and our joint ventures’ performing loan portfolio comprised fixed rate loans bearing interest rates ranging from 2.0% to 20.9% (weighted average of 7.6%) with an aggregate UPB of $1.43 billion and variable rate loans bearing interest rates ranging from 1.1% to 12.5% (weighted average of 6.3%) with an aggregate UPB of $1.91 billion. Maturity dates of performing loans range from January 2014 to February 2049. Scheduled maturities based on UPB of performing loans as of December 31, 2013 are as follows:

(In thousands)
One year or less	$792,923
Greater than one year and less than five years	1,873,349
Greater than or equal to five years	678,719
Total	$3,344,991

Liquidity and Capital Resources
Our current primary uses of liquidity are to fund:

•	acquisitions of our target assets and related ongoing commitments;

•	our operations, including overhead costs and the management fee to our Manager;

•	distributions to our stockholders; and

•	principal and interest payments on our borrowings, including interest obligation on our convertible debt.
Our current primary sources of liquidity are:

•	cash on hand;

•	our credit facility;

•	cash flow generated from our investments, both from operations and return of capital;

•	proceeds from full or partial realization of investments;

•	investment-level financing; and

•	proceeds from public or private equity and debt offerings.

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
Contractual Obligations and Commitments
The following table summarizes our known contractual obligations and commitments on an undiscounted basis as of December 31, 2013 and in future periods in which we expect to settle such obligations. The table does not reflect the effects of actual repayments or draws on our credit facility or new financing obtained subsequent to year end.

(In thousands)	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments—credit facility(1)	$138,500	$—	$138,500	$—	$—
Interest and fees—credit facility(1)	16,136	5,623	10,513	—	—
Convertible senior notes—principal and interest(2)	295,000	10,000	20,000	20,000	245,000
Secured financing—principal and interest(3)	327,079	104,296	100,038	18,647	104,098
Total	$776,715	$119,919	$269,051	$38,647	$349,098

(1)
As of December 31, 2013, we had outstanding borrowings on our credit facility of $138.5 million bearing interest at 1-month LIBOR plus 2.75%. We have estimated the future interest payments based on the 1-month LIBOR forward rates as of December 31, 2013 and unused commitment fees calculated at 0.5% assuming the principal amount is repaid on August 5, 2016, the contractual maturity date of our credit facility.

(2)
As of December 31, 2013, we had outstanding $200 million in convertible senior notes which bear interest at 5% per annum. We have assumed the entire principal amount to be repaid on April 15, 2023, the contractual maturity date of the notes.

(3)
Amounts include minimum principal and fixed-rate interest obligations through the original maturity date of the secured financing related to our Luxury Destination Club Recourse Loan II and Midwest NNN Office Campus. For the secured financing related to our Freddie Mac Portfolio which is indexed to the 1-month LIBOR, we have estimated future interest payments using the 1-month LIBOR forward rates through the original maturity date of the financing. The Freddie Mac Portfolio financing requires monthly interest payments and principal curtailment based upon the ratio of principal outstanding to collateral cost basis. The initial principal curtailment requirement is 70% of all excess cash flow from the underlying loan portfolio, after payment of certain loan servicing fees and monthly interest, but may increase or decrease in the future. We have estimated the timing of future principal payments based on estimated future cash flows of the underlying loan portfolio used during underwriting.

The table does not reflect amounts due under our management agreement, as described below, or derivative instruments as those contracts do not have fixed and determinable payments.
Pursuant to the operating agreements of certain unconsolidated joint ventures, the joint venture partners may be required to fund additional amounts for future investments, unfunded lending commitments, ordinary operating costs, guaranties or commitments of the joint ventures. As of December 31, 2013, our share of those commitments was $8.5 million.
We may be required to fund additional amounts to borrowers pursuant to certain loan agreements. As of December 31, 2013, We had combined unfunded lending commitments of $17.3 million.
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
Off-Balance Sheet Arrangements
Several of our unconsolidated joint ventures have financing that is not reflected on our balance sheet. For some of the financing arrangements, Company provided customary non-recourse carve-out guaranties. The Company believes that the likelihood of making any payments under the guaranties is remote. See Note 3 to our consolidated financial statements included in this Annual Report and "—Investment-Level Financing" for additional information.

Dividends
U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We intend to pay regular quarterly dividends to our stockholders in an amount equal to our net taxable income, if and to the extent authorized by our board of directors. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service, if any. In addition, our new credit facility limits the amount of distributions as follows: (1) for the year ended December 31, 2013, the greater of (i) 110% of taxable income plus depreciation expense and (ii) 140% of Core Earnings as defined below, and (2) thereafter, 115% of taxable income plus depreciation expense. If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.
Common Stock—Our board of directors declared the following dividends in 2013:

Quarter Ended	Dividends Declared per Share	Date Paid
March 31, 2013	$0.35	April 15, 2013
June 30, 2013	0.35	July 15, 2013
September 30, 2013	0.35	October 15, 2013
December 31, 2013	0.35	January 15, 2014
Preferred Stock—We are required to make quarterly cash distributions on the 10,080,000 outstanding shares of our 8.5% Series A Preferred Stock. The aggregate quarterly amount of $5.4 million, or $0.53125 per share, is payable on or about the 15th of each January, April, July and October.
Cash and Cash Flows
As of February 25, 2014, we had approximately $57 million of cash on hand.
The following table summarizes our cash flow activity for the periods presented:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Net cash provided by operating activities	$125,289	$70,218	$24,417
Net cash used in investing activities	(1,313,220)	(425,169)	(366,433)
Net cash provided by financing activities	1,060,738	521,278	279,646
Operating Activities
For the year ended December 31, 2013, cash flows from operating activities increased $55.1 million, or 78%, compared to 2012. For the year ended December 31, 2012, cash flows from operating activities increased $45.8 million, or 188%, compared to 2011. The increases reflect the substantial increase in the number of investments in our portfolio. Cash flows from operating activities are primarily distributions of earnings from unconsolidated joint ventures and interest received from our investments in loans, partially offset by payment of operating expenses.
Investing Activities
Net cash used in investing activities for all periods presented reflect our investing activity. Cash outlays for our contributions to unconsolidated joint ventures and for investments in loans and real estate assets during the periods are partially offset by distributions of capital from unconsolidated joint ventures resulting from principal repayments, loan resolutions and financing activities. Cash provided by investing activities also include principal repayments of loans held for investment. We invested approximately $1.7 billion, $641 million and $387 million, primarily in new investments, during the years ended December 31, 2013, 2012 and 2011.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2013 reflects net proceeds of $475 million from our common stock offerings, $194 million from issuance of convertible senior notes, $138.5 million net borrowings on our credit facility, $169.4 million net borrowings on secured financing, and contributions from noncontrolling interests of $256.6 million primarily related to National Hotel Portfolio Mezzanine Loan, Freddie Mac Portfolio and Multifamily Portfolio Preferred Equity. These amounts were offset by $111.3 million payment of dividends and $52.7 million distributions to noncontrolling interests. Net cash provided by financing activities for the year ended December 31, 2012 reflects net proceeds of $246.6 million from the two preferred stock offerings, $371 million from the two common stock offerings and contributions from noncontrolling interests of $55 million related to Luxury Destination Club Recourse Loans I and II as well as Extended Stay Mezzanine B&C Loans. These amounts were offset by $57.7 million payment of dividends, net repayments of $69 million on our credit facility and $9.2 million on secured financing, and distributions to noncontrolling interests of $12 million.
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
For the year ended December 31, 2013, our investments generated $636 million of cash from various sources as follows:

•
Acquired loans—We received approximately $319.7 million from our acquired single loans and loan portfolios from various sources, such as interest and fees, loan sales and principal receipts including payoffs, and distributed $38.4 million of this amount to noncontrolling interests. Approximately $239.6 million of cash received was capital in nature. The major contributors to capital returned were $162.3 million from investment-level financing on six loan portfolios, $10.4 million from MF5 CMBS from the partial sale of participation interest, $9.5 million from the Bulls Loan Portfolio from loan resolutions, and $21.0 million of principal receipts on the Luxury Destination Club Recourse Loan II.

•
Originated loans—We received approximately $239.1 million from our originated loans and distributed $13.2 million to noncontrolling interests. Approximately $178.8 million of cash received was capital in nature including $101 million from the early payoff of four loans and $71.3 million from loan sales. The remainder of the cash generated from originated loans consists of current interest and required principal payments received.

•	Single-family residential rentals—We received approximately $8.5 million from our investments in the single-family residential rentals, which was entirely a return of capital.

•
Other real estate equity investments—We received approximately $121.3 million from our other real estate equity investments of which $87.4 million was from the Midwest NNN Office Campus financing, $23.8 million was from the sale of 615,932 shares of common stock in First Republic Bank and $6.2 million from the Multifamily Portfolio Preferred Equity investment. We distributed $1 million of this amount to noncontrolling interests.

Credit Facility
On August 6, 2013, we entered into a new credit agreement (the “JPM Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent, and certain lenders, which provides a credit facility in the initial maximum principal amount of $360 million which may be increased to $600 million, subject to certain conditions, including each lender or substitute lender agreeing to provide commitments for such increased amount. In November 2013, the maximum principal amount was increased by $20 million to $380 million when one of the lenders increased its share of commitments. The maximum principal amount was again increased in January 2014 to $420 million.
The maximum amount available to borrow under the JPM Credit Agreement at any time is limited by a borrowing base of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of net book value or a multiple of Core Earnings (as further described under “—Non-GAAP Supplemental Financial Measure: Core Earnings"). As of February 27, 2014, the borrowing base valuation was sufficient to permit borrowings of up to the entire $420 million commitment, of which $209 million was drawn in anticipation of an investment funding expected to occur shortly.
The JPM Credit Agreement contains covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. At December 31, 2013, we were in compliance with all debt covenants. The following table summarizes the key financial covenants and our actual results as of and for the three months ended December 31, 2013:

		Actual Level
($ in thousands)	Covenant Level	December 31, 2013
Financial covenant as defined in the Credit Agreement:
Consolidated Tangible Net Worth	Minimum $1,352,880	$1,663,062
Consolidated Fixed Charge Coverage Ratio	Minimum 2.25 to 1.0	4.13 to 1.0
Consolidated Leverage Ratio	Maximum 0.5 to 1.0	0.33 to 1.0
Liquidity	Minimum $5,000	$284,423

Warehouse Facility
In February 2014, we entered into a master repurchase agreement with a commercial bank to partially finance loans within our Transitional CRE Lending Platform. The repurchase facility provides up to $150 million of financing for eligible assets within the Transitional CRE Lending Platform and has an initial term of two years, plus a one-year extension option. Advances under the repurchase agreement will bear interest ranging from LIBOR plus a spread of 2.25% to 2.5%, with a maximum loan-to-value ratio on advances of 40% to 60% depending on the type of borrowing.
Investment-Level Financing
The structured transactions with the FDIC were consummated in part with leverage provided by the FDIC with zero-coupon financing and terms ranging from two to seven years. As of December 31, 2013, seven of eight FDIC-financed portfolios had fully repaid or defeased the purchase money notes and are making distributions to investors. In February 2014, the last remaining FDIC-financed portfolio fully repaid its purchase money note. The notes are not guaranteed by the managing member entities in which we have ownership interests and are non-recourse to us. In addition to FDIC financing, we have various forms of investment-level financing from commercial banks on several of our investments, including several loan portfolios, Midwest NNN Office Campus, the Hotel Portfolio and CAH OP. The Hotel Portfolio we acquired through foreclosure is subject to an existing mortgage loan.
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
Convertible Notes
In April 2013, we issued $200 million of our 5% convertible notes due on April 15, 2023. The net offering proceeds, after deducting underwriting discounts and offering costs payable by us, were approximately $193.7 million. These convertible notes bear interest at 5% per annum which is payable semiannually in arrears on April 15 and October 15 of each year. The first interest payment was made on October 15, 2013. The holders of the convertible notes may convert their convertible notes into shares of our common stock, at their option, at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, subject to certain limitations as described in the indenture, at the applicable conversion rate in effect on the conversion date. The conversion rate is initially set to equal 42.3819 shares of common stock per $1,000 principal amount of convertible notes (equivalent to a conversion price of approximately $23.60 per share of common stock), subject to adjustment upon the occurrence of certain events. We may redeem the convertible notes at our option at any time on or after April 22, 2020 if the last reported sale price of our common stock has been at least 130% of the conversion price of the convertible notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption, at a redemption price equal to 100% of the principal amount of the convertible notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. We used the proceeds from the convertible notes offering to acquire our target assets and for working capital and general corporate purposes.
In January 2014, we issued $230 million of our 3.875% convertible senior notes due on January 15, 2021. The net offering proceeds, after deducting underwriting discounts and offering costs payable by us, were approximately $223.9 million. These convertible notes bear interest at a rate equal to 3.875% per annum payable semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2014. The holders of the convertible notes may convert their convertible notes into shares of our common stock, at their option, at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, subject to certain limitations as described in the indenture, at the applicable conversion rate in effect on the conversion date. The conversion rate is initially set to equal 40.2941 shares of common stock per $1,000 principal amount of convertible notes (equivalent to a conversion price of approximately $24.82 per share of common stock), subject to adjustment upon the occurrence of certain events. We may redeem the convertible notes at our option at any time on or after January 22, 2019 if the last reported sale price of our common stock has been at least 130% of the conversion price of the convertible notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption, at a redemption price equal to 100% of the principal amount of the convertible notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. We used a portion of the net proceeds to repay amounts outstanding under our secured revolving credit facility, and intend to use the remainder to acquire our target assets and for general corporate purposes.
Equity Offerings
The following table summarizes our common stock offerings for the year ended December 31, 2013:

	Number of Shares	Average Price per Share	Net Proceeds (in thousands) (1)
January 2013	11,500,000	20.20	232,020
November 2013	10,000,000	20.21	201,758
At-the-market sales in 2013	1,901,755	21.65	40,765

(1)	Net of underwriting discounts and commissions and offering costs payable by us
We used the net proceeds from the offerings to make additional investments in CAH OP, to repay amounts outstanding under the line of credit at the time of the offering, fund acquisitions of target assets in a manner consistent with our investment strategies and guidelines, and for working capital and general corporate purposes.
We may in the future offer and sell various types of debt and equity securities under our current shelf registration statement filed with the SEC. These securities may be issued from time to time at our discretion based on our needs and depending upon market conditions and available pricing.

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
Portions of adjustments to GAAP net income to reconcile to Core Earnings represent our proportionate share of such items incurred by our unconsolidated joint ventures. A reconciliation of our GAAP net income attributable to common stockholders to Core Earnings is presented below:

	Year Ended December 31,
(In thousands)	2013	2012	2011
GAAP net income attributable to common stockholders	$80,345	$48,096	$42,260
Adjustments to GAAP net income attributable to common stockholders to reconcile to Core Earnings:
Noncash equity compensation expense	4,283	6,133	116
Incentive fee	—	936	349
Depreciation expense	12,290	4,478	—
Net unrealized (gain) loss on derivatives	(280)	119	518
Core Earnings	$96,638	$59,762	$43,243

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
The interest rate sensitivity table below illustrates the projected impact of changes in interest rates in 1% increments on our net income for twelve months, assuming no changes in our interest-bearing assets and liabilities mix as it stood at December 31, 2013. The maximum decrease in LIBOR is assumed to be 0.17%, the actual rate at December 31, 2013.

(Amounts in thousands)
Affected Line Item in the Consolidated Statement of Operations	+2.00%	+1.00%	-0.17%
Equity in income of unconsolidated joint ventures	$(3,344)	$(1,672)	$416
Interest income	9,132	4,566	(763)
Interest expense	(5,070)	(2,535)	424
Net income	718	359	77
Net income attributable to noncontrolling interests	2,710	1,354	(226)
Net income attributable to Colony Financial, Inc.	$(1,992)	$(995)	$303

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
Currency Risk
We have foreign currency rate exposures related to our Euro-denominated investments. Changes in currency rates can adversely affect the fair values and earnings of our non-U.S. holdings. As of December 31, 2013, we had approximately €166.2 million, or $228.4 million, in European investments. A 1% change in the exchange rate would result in a $2.3 million increase or decrease in translation gain or loss on our investments in unconsolidated joint ventures and loan investments. We mitigate this risk by utilizing currency instruments to hedge the capital portion of our foreign currency risk. The types of hedging instrument that we employed on our European investments were forwards and costless collars (buying a protective put while writing an out-of-the-money covered call with a strike price at which the premium received is equal to the premium of the protective put purchased) which involved no initial capital outlay. The puts were structured with strike prices approximately 10% lower than our cost basis in such investments, thereby limiting any Euro related foreign exchange related fluctuations to approximately 10% of the original capital invested in the deal. At December 31, 2013, net tax-effected accumulated foreign exchange loss on the European investments was approximately $1.3 million, net of effect of hedging.
At December 31, 2013, the total notional amount of the collars was approximately €75.5 million, with termination dates ranging from July 2014 to December 2017, and the total notional amount of forward exchange contracts was €50 million, with a termination date of June 2014. The maturity dates of such instruments approximate the projected dates of related cash flows for specific investments. Termination or maturity of currency hedging instruments may result in an obligation for payment to or from the counterparty to the hedging agreement. We are exposed to credit loss in the event of non-performance by counterparties for these contracts. To manage this risk, we select major international banks and financial institutions as counterparties and perform a quarterly review of the financial health and stability of our trading counterparties. Based on our review as of December 31, 2013, we do not expect any counterparty to default on its obligations.
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
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2013.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, we evaluated the effectiveness of our internal control over financial reporting using the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Colony Financial, Inc.
We have audited Colony Financial, Inc.’s (the "Company") internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Colony Financial, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Colony Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Colony Financial, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2013, and our report dated February 27, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
February 27, 2014

ITEM 9B. Other Information
None.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance.
The information required by Item 10 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2013.

ITEM 11. Executive Compensation.
The information required by Item 11 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2013.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by Item 12 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2013.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by Item 13 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2013.

ITEM 14. Principal Accountant Fees and Services.
The information required by Item 14 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2013.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) and (c) Financial Statements and Schedules

Financial Statements of Colony Financial, Inc.
All other schedules are omitted because they are not applicable, or the required information is included in the consolidated financial statements or notes thereto.
(b) Exhibits
The Exhibit Index attached hereto is incorporated by reference under this item.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Colony Financial, Inc.

We have audited the accompanying consolidated balance sheets of Colony Financial, Inc. (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Colony Financial, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Colony Financial, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 27, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
February 27, 2014

COLONY FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2013	2012
ASSETS
Cash	$43,167	$170,199
Investments in unconsolidated joint ventures	1,369,529	877,081
Loans held for investment, net	1,028,654	333,569
Real estate assets, net	112,468	—
Beneficial interests in debt securities, available-for-sale, at fair value	30,834	32,055
Other assets	43,900	22,663
Total assets	$2,628,552	$1,435,567
LIABILITIES AND EQUITY
Liabilities:
Line of credit	$138,500	$—
Secured financing	277,607	108,167
Accrued and other liabilities	18,105	12,944
Due to affiliates	7,986	4,984
Dividends payable	32,127	26,442
Convertible senior notes	200,000	—
Total liabilities	674,325	152,537
Commitments and contingencies (Note 17)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value, 8.5% Series A Cumulative Redeemable Perpetual, liquidation preference of $25 per share, 50,000,000 shares authorized, 10,080,000 shares issued and outstanding	101	101
Common stock, $0.01 par value, 450,000,000 shares authorized, 76,492,225 and 53,091,623 shares issued and outstanding, respectively	765	531
Additional paid-in capital	1,701,274	1,222,682
Distributions in excess of earnings	(20,423)	(5,167)
Accumulated other comprehensive income	2,593	5,184
Total stockholders’ equity	1,684,310	1,223,331
Noncontrolling interests	269,917	59,699
Total equity	1,954,227	1,283,030
Total liabilities and equity	$2,628,552	$1,435,567
The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended December 31,
	2013	2012	2011
Income
Equity in income of unconsolidated joint ventures	$100,708	$68,737	$46,720
Interest income	77,475	36,445	16,775
Rental income and tenant reimbursements	789	—	—
Other income from affiliates	1,267	1,973	1,974
Total income	180,239	107,155	65,469
Expenses
Management fees (including $3,998, $5,714 and $0 of share-based compensation, respectively)	26,263	18,982	8,477
Investment and servicing expenses (including $1,771, $1,657 and $1,719 reimbursable to affiliates, respectively)	3,228	2,977	2,793
Interest expense	18,838	8,248	3,011
Property operating expenses	197	—	—
Administrative expenses (including $3,073, $2,460 and $1,592 reimbursable to affiliates, respectively)	7,548	6,346	5,780
Depreciation and amortization	310	—	—
Transaction costs	1,807	—	—
Total expenses	58,191	36,553	20,061
Realized gain on resolution of loans receivable	4,578	808	—
Other loss, net	(44)	(1,040)	(853)
Income before income taxes	126,582	70,370	44,555
Income tax provision	659	2,165	1,191
Net income	125,923	68,205	43,364
Net income attributable to noncontrolling interests	24,158	6,194	1,104
Net income attributable to Colony Financial, Inc.	101,765	62,011	42,260
Preferred dividends	21,420	13,915	—
Net income attributable to common stockholders	$80,345	$48,096	$42,260
Net income per common share:
Basic	$1.20	$1.33	$1.47
Diluted	$1.20	$1.32	$1.46
Weighted average number of common shares outstanding:
Basic	66,181,700	35,925,600	28,732,200
Diluted	66,181,700	35,943,200	28,993,700
The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$125,923	$68,205	$43,364
Other comprehensive income (loss), net of tax:
Equity in other comprehensive (loss) income of unconsolidated joint ventures, net	(3,107)	7,144	(1,853)
Unrealized (loss) gain on beneficial interests in debt securities	(554)	267	614
Net change in fair value of cash flow hedge	(27)	—	—
Foreign currency translation adjustments:
Foreign currency translation adjustment gain (loss)	5,599	1,261	(3,253)
Change in fair value of net investment hedges	(3,828)	(1,149)	1,192
Net foreign currency translation adjustments	1,771	112	(2,061)
Other comprehensive (loss) income	(1,917)	7,523	(3,300)
Comprehensive income	124,006	75,728	40,064
Comprehensive income attributable to noncontrolling interests	24,832	6,203	1,070
Comprehensive income attributable to stockholders	$99,174	$69,525	$38,994
The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained (Distributions in Excess of) Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2010	—	$—	17,384,000	$174	$330,777	$1,152	$936	$333,039	$240	$333,279
Net income	—	—	—	—	—	42,260	—	42,260	1,104	43,364
Other comprehensive loss	—	—	—	—	—	—	(3,266)	(3,266)	(34)	(3,300)
Common stock offering	—	—	15,350,000	153	283,822	—	—	283,975	—	283,975
Underwriting and offering costs	—	—	—	—	(12,268)	—	—	(12,268)	—	(12,268)
Issuance of common stock in connection with:
Anti-dilution purchase price adjustment	—	—	175,000	2	(164)	—	—	(162)	—	(162)
Reimbursement of deferred underwriting discounts and commissions to Manager	—	—	287,500	3	5,747	—	—	5,750	—	5,750
Payment of incentive fees	—	—	5,989	—	88	—	—	88	—	88
Common stock repurchases	—	—	(580,600)	(6)	(8,648)	—	—	(8,654)		(8,654)
Share-based payments	—	—	3,000	—	116	—	—	116	—	116
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	10,140	10,140
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(936)	(936)
Common stock dividends declared ($1.31 per share)	—	—	—	—	—	(37,902)	—	(37,902)	—	(37,902)
Balance at December 31, 2011	—	—	32,624,889	326	599,470	5,510	(2,330)	602,976	10,514	613,490
Net income	—	—	—	—	—	62,011	—	62,011	6,194	68,205
Other comprehensive income	—	—	—	—	—	—	7,514	7,514	9	7,523
Issuance of 8.5% Series A Cumulative Redeemable Perpetual Preferred Stock	10,080,000	101	—	—	254,477	—	—	254,578	—	254,578
Common stock offering	—	—	19,550,000	196	370,806	—	—	371,002	—	371,002
Underwriting and offering costs	—	—	—	—	(9,392)	—	—	(9,392)	—	(9,392)
Issuance of common stock for incentive fees	—	—	65,703	1	1,196	—	—	1,197	—	1,197
Share-based payments	—	—	851,031	8	6,125	—	—	6,133	—	6,133
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	54,963	54,963
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(11,981)	(11,981)
Preferred stock dividends	—	—	—	—	—	(14,328)	—	(14,328)	—	(14,328)
Common stock dividends declared ($1.44 per share)	—	—	—	—	—	(58,360)	—	(58,360)	—	(58,360)
Balance at December 31, 2012	10,080,000	101	53,091,623	531	1,222,682	(5,167)	5,184	1,223,331	59,699	1,283,030
Net income	—	—	—	—	—	101,765	—	101,765	24,158	125,923
Other comprehensive (loss) income	—	—	—	—	—	—	(2,591)	(2,591)	674	(1,917)
Common stock offerings	—	—	23,401,755	234	475,368	—	—	475,602	—	475,602
Underwriting and offering costs	—	—	—	—	(1,059)	—	—	(1,059)	—	(1,059)
Share-based payments	—	—	(1,153)	—	4,283	—	—	4,283	—	4,283
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	256,589	256,589
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(71,203)	(71,203)
Preferred stock dividends	—	—	—	—	—	(21,420)	—	(21,420)	—	(21,420)
Common stock dividends declared ($1.40 per share)	—	—	—	—	—	(95,601)	—	(95,601)	—	(95,601)
Balance at December 31, 2013	10,080,000	$101	76,492,225	$765	$1,701,274	$(20,423)	$2,593	$1,684,310	$269,917	$1,954,227
The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash Flows from Operating Activities
Net income	$125,923	$68,205	$43,364
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discount and net origination fees on purchased and originated loans	(9,509)	(3,656)	(1,332)
Paid-in-kind interest added to loan principal	(218)	(851)	(608)
Amortization of deferred financing costs	3,017	2,152	1,109
Equity in income of unconsolidated joint ventures	(100,708)	(68,737)	(46,720)
Distributions of income from unconsolidated joint ventures	101,874	64,839	25,959
Depreciation and amortization	310	—	—
Share-based payments	4,283	7,330	204
Realized gain on resolution of loans receivable	(4,578)	(808)	—
Changes in operating assets and liabilities:
Increase in other assets	(6,917)	(2,914)	(1,802)
Increase in accrued and other liabilities	8,049	2,148	1,759
Increase in due to affiliates	3,002	1,196	1,574
Other adjustments, net	761	1,314	910
Net cash provided by operating activities	125,289	70,218	24,417
Cash Flows from Investing Activities
Contributions to unconsolidated joint ventures	(672,338)	(528,347)	(199,340)
Distributions from unconsolidated joint ventures	177,287	136,496	20,394
Investments in purchased loans receivable, net of seller financing	(340,563)	(56,427)	(53,507)
Repayments of principal on loans receivable	109,643	48,892	—
Net disbursements on originated loans	(535,940)	(56,000)	(105,804)
Proceeds from sales of loans receivable	71,298	30,159	—
Acquisition of real estate assets, net	(122,750)	—	—
Acquisition of beneficial interests in debt securities	—	—	(28,000)
Other investing activities, net	143	58	(176)
Net cash used in investing activities	(1,313,220)	(425,169)	(366,433)
Cash Flows from Financing Activities
Proceeds from issuance of preferred stock, net	—	246,559	—
Proceeds from issuance of common stock, net	475,190	371,002	272,261
Dividends paid to preferred stockholders	(21,420)	(9,326)	—
Dividends paid to common stockholders	(89,916)	(48,367)	(32,894)
Common stock repurchases	—	—	(8,654)
Line of credit borrowings	514,000	133,500	73,000
Line of credit repayments	(375,500)	(202,500)	(24,000)
Proceeds from secured financing	203,000	—	—
Secured financing repayments	(33,560)	(9,202)	(155)
Net proceeds from issuance of convertible senior notes	194,000	—	—
Payment of deferred financing costs	(6,011)	(1,772)	(2,204)
Payment of offering costs	(944)	(922)	(554)
Payment of deferred underwriting discounts and commissions	—	—	(5,750)
Contributions from noncontrolling interests	256,589	54,963	10,140
Distributions to noncontrolling interests	(52,703)	(11,981)	(936)
Other financing activities, net	(1,987)	(676)	(608)
Net cash provided by financing activities	1,060,738	521,278	279,646
Effect of exchange rates on cash	161	—	(3)
Net (decrease) increase in cash	(127,032)	166,327	(62,373)
Cash, beginning of period	170,199	3,872	66,245
Cash, end of period	$43,167	$170,199	$3,872

COLONY FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Year Ended December 31,
	2013	2012	2011
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$13,558	$5,667	$1,568
Cash paid for income taxes	$2,294	$4,930	$337
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends payable	$32,127	$26,442	$11,092
Offering costs included in accrued and other liabilities	$—	$297	$—
Deferred financing costs deducted from convertible debt issuance proceeds	$6,000	$—	$—
Noncash distribution of loan receivable to a noncontrolling interest	$18,500	$—	$—
Proceeds from settlement of a derivative instrument in other assets	$1,736	$—	$—
Seller-provided secured financing on purchased loan	$—	$103,524	$—
Interest reserve for seller financing funded by borrower of purchased loan (Note 9)	$—	$9,984	$—
Assignment of loans receivable and related liabilities to investment in unconsolidated joint ventures	$—	$29,427	$—
Derivative liability assumed for beneficial interests in securities	$—	$—	$4,122
Investments in loans receivable in accrued and other liabilities	$—	$—	$1,669
Deferred payment on investment in unconsolidated joint venture	$—	$—	$150

The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
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

2. Significant Accounting Policies
The significant accounting policies of the Company are described below. The accounting policies of the Company's unconsolidated joint ventures are substantially similar to those of the Company.
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The portions of the equity, net income and other comprehensive income of consolidated subsidiaries that are not attributable to the parent are presented separately as amounts attributable to noncontrolling interests in the consolidated financial statements. A substantial portion of noncontrolling interests represent interests held by private investment funds or other investment vehicles managed by Colony Capital or its affiliates ("Co-Investment Funds").
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
Cash and Cash Equivalents
For purposes of reporting cash flows, the Company considers short-term, highly liquid investments with original maturities of three months or less to be cash equivalents. The Company did not have any cash equivalents at December 31, 2013 and 2012. The Company maintains its cash accounts in a number of commercial banks. At various times during the year, the Company had deposits in excess of federally insured limits.
Investments in Unconsolidated Joint Ventures
The Company holds ownership interests in certain joint ventures. The Company evaluates its interest in these entities to determine whether they meet the definition of a VIE and whether the Company should consolidate these entities. In each case, the Company has determined that (1) the entity is not a VIE and the Company does not have a controlling financial interest, or (2) the entity is a VIE but the Company is not the primary beneficiary. Since the Company may not consolidate these entities but has significant influence over operating and financial policies, it accounts for its investments in joint ventures using the equity method. Under the equity method, the Company initially records its investments at cost and adjusts for the Company’s proportionate share of net earnings or losses and other comprehensive income or loss, cash contributions made and distributions received, and other adjustments, as appropriate. Distributions of operating profit from the joint ventures are reported as part of operating cash flows. Distributions related to a capital transaction, such as a refinancing transaction or sale, are reported as investing activities.
The Company performs a quarterly evaluation of its investments in unconsolidated joint ventures to determine whether the fair value of each investment is less than the carrying value, and, if such decrease in value is deemed to be other-than-temporary, writes down the investment to fair value.
Loans Receivable
The Company originates and purchases loans receivable. Originated loans are recorded at amortized cost, or the outstanding unpaid principal balance (“UPB”) less net deferred loan fees. Net deferred loan fees include unamortized origination and other fees charged to the borrower less direct incremental loan origination costs incurred by the Company. Purchased loans are recorded at amortized cost, or the UPB less unamortized purchase discount. Costs to purchase loans are expensed as incurred. Interest income is recognized based upon the contractual rate and the outstanding principal balance of the loans. Purchase discount or net deferred loan fees are amortized over the expected life of the loans using the effective yield method except on revolving loans, for which the straight-line method is used. When a loan is prepaid, prepayment fees and any excess of proceeds over the carrying amount of the loan are recognized as a gain. Loans that the Company has the intent and ability to hold for the foreseeable future are classified as held-for-investment.
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
Impairment and Allowance for Loan Losses—The Company regularly analyzes the extent and effect of any credit migration from underwriting and the initial investment review associated with a loan’s performance and/or value of underlying collateral as well as the financial and operating capability of the borrower/sponsor. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash from operations are sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan, and/or (iii) the property’s liquidation value. Where applicable, the Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties.  Such analysis is performed at least quarterly, or more often as needed when impairment indicators are present. The Company does not utilize a statistical credit rating system to monitor and assess the credit risk and investment quality of its acquired or originated loans. Given the diversity of the Company's portfolio, management believes there is no consistent method of assigning a numerical rating to a particular loan that captures all of the various credit metrics and their relative importance. Therefore, the Company evaluates impairment and allowance for loan loss on an individual loan basis.
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
Purchased Credit-Impaired ("PCI") Loans—PCI loans are acquired loans with evidence of credit quality deterioration since origination for which it is probable at acquisition that the Company will collect less than the contractually required payments. PCI loans are recorded at the initial investment in the loans and accreted to the estimated cash flows expected to be collected measured at acquisition date. The excess of cash flows expected to be collected measured at acquisition date over the initial investment (“accretable yield”) is recognized in interest income over the remaining life of the loan using the effective interest method. The excess of contractually required payments at the acquisition date over expected cash flows

(“nonaccretable difference”) is not recognized as an adjustment of yield, loss accrual or valuation allowance. The Company evaluates estimated future cash flows on a quarterly basis, starting with the first full quarter after acquisition, or earlier if conditions indicating impairment are present. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment to the loan’s accretable yield over its remaining life, which may result in a reclassification from nonaccretable difference to accretable yield. Subsequent decreases in cash flows expected to be collected are evaluated to determine whether a provision for loan loss should be established. If decreases in expected cash flows result in a decrease in the estimated fair value of the loan below its amortized cost, the Company will record a provision for loan losses calculated as the difference between the loan’s amortized cost and the revised cash flows, discounted at the loan’s effective yield.
PCI loans may be aggregated into pools based upon common risk characteristics, such as loan performance, collateral type and/or geographic location of the collateral. Once a loan pool is identified, a composite yield and estimate of cash flows expected to be collected (including expected prepayments) are used to recognize interest income. A loan resolution within a loan pool, which may involve the sale of the loan or foreclosure on the underlying collateral, results in the removal of an allocated carrying amount. A loan modified within a loan pool remains in the loan pool, with the effect of the modification incorporated into the expected future cash flows.
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
Investment in Real Estate
Real Estate Acquisitions—Real estate acquisitions are recorded at the fair values of the acquired components at the time of acquisition, allocated among land, building, improvements, equipment, lease-related tangible and identifiable intangible assets, such as tenant improvements, deferred leasing costs, in-place lease values, above- and below-market lease values. The Company evaluates each purchase transaction to determine whether the acquired assets meet the definition of a business. Transaction costs related to acquisitions that are not deemed to be businesses are included in the cost basis of the acquired assets, while transaction costs related to acquisitions that are deemed to be businesses are expensed as incurred. Net cash paid to acquire an operating property is classified as investing activities on the accompanying statements of cash flows.
The fair value of acquired land is derived from recent comparable sales of land and listings within the same local region based on available market data. The fair value of acquired buildings and building improvements is derived from comparable sales, discounted cash flow analysis using market-based assumptions, or replacement cost, as appropriate. The fair value of site and tenant improvements is estimated based upon current market replacement costs and other relevant market rate information.
In-place leases generate value over and above the tangible real estate because a property that is occupied with leased space is typically worth more than a vacant building without an operating lease contract in place. The fair value of acquired in-place leases is derived based on management's assessment of lost rental income and tenant reimbursements that would be incurred to lease a hypothetically vacant building to its actual existing occupancy level on the valuation date. The net amount recorded for acquired in-place leases is included in other assets on the accompanying balance sheets and amortized on a straight-line basis as an increase to depreciation and amortization expense over the remaining term of the applicable leases.
The fair value of the above- or below-market component of an acquired in-place operating lease represents the present value of the difference between contractual rents of acquired leases and market rents at the time of the acquisition, discounted for tenant credit risks. Above- or below-market lease values are amortized on a straight-line basis as a decrease or increase to rental income, respectively, over the applicable lease terms. The Company did not have any above- or below-market lease values at December 31, 2013 or 2012.
Deferred leasing costs represent management's estimation of the avoided leasing commissions and legal fees associated with an existing in-place lease. The net amount is included in other assets on the accompanying balance sheets and amortized on a straight-line basis as an increase to depreciation and amortization expense over the remaining term of the applicable lease.
Fair values of these components generally rely on Level 2 or Level 3 inputs of the fair value hierarchy (see —Fair Value Measurement).

Depreciation—Depreciation is computed on the straight-line basis over the estimated useful lives of the assets, which generally range from 10 to 40 years for buildings and improvements and 5 to 15 years for furniture, fixtures and equipment. Tenant improvements are amortized over the shorter of the remaining lease term or the estimated useful life.
Expenditures for ordinary repairs and maintenance are expensed as incurred, while expenditures for significant renovations that improve or extend the useful life of the asset are capitalized and depreciated over their estimated useful lives.
Real Estate Acquired in Settlement of Loans—Real estate acquired in full or partial settlement of loans ("real estate owned," or "REO") is measured at fair value less estimated costs to sell at the acquisition date if the property meets the GAAP definition of a held for sale property. REO property that is classified as held for sale is not depreciated during the holding period. If the Company intends to operate the property, the fair value is allocated among the acquired assets (see —Real Estate Acquisitions). The difference between the carrying value of the loan and the fair value of the foreclosed asset is recognized in the statement of operations, after reversing any previously recognized provision on the loan. The fair value of REO is generally based on a third party appraisal or on a combination of appraised value, broker price opinions and comparable sales.
Real Estate Impairment—The Company evaluates its investments in real estate for impairment periodically or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company evaluates cash flows and determines impairments on an individual property basis. In making this determination, the Company reviews, among other things, current and estimated future cash flows associated with each property, market information for each sub-market, including, where applicable, competition levels, foreclosure levels, leasing trends, occupancy trends, lease or room rates, and the market prices of similar properties recently sold or currently being offered for sale, and other quantitative and qualitative factors. If an impairment indicator exists, the Company compares the expected future undiscounted cash flows to the carrying amount of the asset to evaluate whether the carrying value is recoverable. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, the Company would record an impairment loss for the difference between the estimated fair value and the carrying amount of the asset.
Other Assets
Other assets include the fair value of derivative instruments, deferred financing costs, acquired intangible assets, restricted cash, deferred tax assets, interest receivable and prepaid expenses.
Deferred Financing Costs—Costs incurred in connection with the Company's financing arrangements are recorded as deferred financing costs and included in other assets on the accompanying balance sheets. Deferred financing costs associated with the credit facility are amortized using the straight-line method over the expected term of the credit facility. Deferred financing costs associated with convertible senior notes, secured financing and mortgage loans are amortized using the effective interest method over the respective term of the financing.
Restricted Cash—Restricted cash primarily includes escrow deposits from borrowers for various purposes, including property taxes, insurance, replacement reserves and interest reserves, with a corresponding liability included in accrued and other liabilities.
Acquired Intangible Assets—Intangible assets consist of acquired in-place leases and deferred leasing costs associated with acquiring an operating property with existing leases. In-place leases and deferred leasing costs are recorded at their respective fair value as of the acquisition date, net of straight-line amortization over the applicable lease terms.
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
Debt
The Company's debt balance includes a mortgage loan, loan-on-loan secured financing arrangements and transfers of financial assets that are accounted for as financing transactions as they did not meet the criteria for treatment as sales.

Rental Income and Tenant Reimbursements
Rental income is recognized on a straight-line basis over the term of the related lease. Residential leases generally have one-year terms while commercial leases generally have longer terms.  Rents received in advance are deferred.
In net lease arrangements, costs reimbursable from tenants for real estate taxes, property insurance and other recoverable costs are recognized as revenue in the period the recoverable costs are incurred. When the Company is the primary obligor with respect to purchasing goods and services for property operations and has discretion in selecting the supplier and retains credit risk, tenant reimbursement revenue and property operating expenses are presented on a gross basis in the Company's statement of operations. For certain triple net leases where the lessee self-manages the property, hires its own service providers and retains credit risk for routine maintenance contracts, no reimbursement revenue and expense are recognized.
Foreign Currency Translation
The Company translates the assets and liabilities of its non-U.S. dollar functional currency investments and subsidiaries into U.S. dollars using exchange rates in effect at the balance sheet date. Income and expenses from these investments and subsidiaries are translated at the average rate of exchange prevailing during the period such income was earned or expenses were incurred. Translation adjustments resulting from changes in exchange rates are recorded as other comprehensive income or loss. Foreign currency transaction gains and losses are recognized when the Company receives distributions from non-U.S. dollar currency investments and subsidiaries, and are included in other gain or loss in the accompanying statements of operations.
Other Income from Affiliates
Other income primarily includes asset management fees earned by two wholly-owned subsidiaries of the Company that provide asset management services for two of the Company's unconsolidated joint ventures that invested in loan portfolios. Asset management fees are recognized as earned.
Derivative Instruments and Hedging Activities
The Company uses derivative instruments to manage its foreign currency risk and interest rate risk.
Foreign Currency Risk—The Company has entered into currency collars (consisting of caps and floors) and forwards to hedge the foreign currency exposure of its net investments in foreign entities. The Company has entered into various foreign exchange contracts with notional amounts and termination dates based upon the anticipated return of capital from the investments.
Interest Rate Risk—The Company uses interest rate swaps and caps to hedge against the risk of interest rate fluctuations on its future cash flows from investments. These derivative instruments are designed to mitigate the interest rate risk for certain floating rate debt investments and liabilities.
All derivative instruments are recorded at their fair values and included in other assets or other liabilities on the accompanying balance sheets on a gross basis. To the extent they are effective, fair value adjustments on derivative instruments designated as hedging instruments are reported as other comprehensive income and included in stockholders' equity until the hedged item is realized. Ineffective portions and settlement gains and losses, if any, are included in earnings. Fair value adjustments on derivative instruments that are not designated as hedging instruments are reported in other gain or loss on the accompanying statements of operations. The Company does not enter into derivative transactions for speculative or trading purposes.
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

The Company records certain financial instruments at fair value on a recurring basis when required by GAAP. The Company has not elected the fair value option for any other financial instruments. Such financial instruments are carried at cost while fair value is separately disclosed (see Note 11).
Share-Based Payments
The Company recognizes the cost of share-based awards based upon their fair values on a straight-line basis over the requisite service period, which is generally the vesting period of the awards. For awards to the Company’s employees, including its independent directors, the fair value is determined as the grant date stock price. For share-based awards to non-employees, including the Manager and employees of the Manager, the fair value is based upon the vesting date stock price, which requires the amount of related expense to be remeasured at the end of each reporting period until the award has vested.
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
Diluted earnings per common share is computed by dividing income allocated to common stockholders by the weighted average common shares outstanding plus the dilutive effect, if any, of share-based payments and the assumed conversion of convertible notes to common shares.
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
The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of December 31, 2013 and 2012, the Company has not established a liability for uncertain tax positions.

Segment Reporting
The Company currently operates in three reportable segments: (1) real estate debt investments, which include originated and acquired commercial real estate debt, mortgage-backed securities, and other debt-related investments, (2) single-family residential rentals through its investment in CAH OP, and (3) other real estate equity investments, which include real estate acquired in settlement of loans or from acquisition of operating properties, common equity in real estate or related companies, and certain preferred equity investments with profit participation meeting certain risk or return profiles.
Prior to the third quarter of 2013, the Company had two reportable segments, real estate debt investments and single-family residential rentals. During the third quarter of 2013, the Company reevaluated its operating and reportable segments in light of the increasing significance of its real estate equity investments. As a result of this evaluation, the Company created a third reportable segment which represents its investments in other real estate equity, which was previously included in the real estate debt investments segment. Prior to 2012, there was only one reportable segment, real estate debt investments.
Reclassification
Certain amounts in the statement of cash flows for the year ended December 31, 2012 have been reclassified for consistency with the current year presentation. The reclassification did not have a material effect on the Company's financial position or results of operations.
Recent Accounting Updates
Comprehensive Income—In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under ASU No. 2013-02, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income ("AOCI") by component. In addition, an entity is required to present, either on the face of the income statement or in the notes, significant amounts reclassified from AOCI by the respective line items of the income statement. ASU No. 2013-02 did not change the current requirements for reporting net income or other comprehensive income in the financial statements. The adoption of the new presentation requirements of ASU No. 2013-02 in the first quarter of 2013 did not have a significant effect on the Company's consolidated financial position, results of operations or cash flows.

3. Investments in Unconsolidated Joint Ventures
Pursuant to an investment allocation agreement among the Company, the Manager and Colony Capital, many of the Company’s investments have been structured as joint ventures with one or more Co-Investment Funds. The joint ventures are generally capitalized through equity contributions from the members, although certain investments are leveraged through various financing arrangements. The Company’s exposure to the joint ventures is limited to amounts invested or committed to the joint ventures at inception, and neither the Company nor the other investors are required to provide financial or other support in excess of their capital commitments.
The Company’s investments in unconsolidated joint ventures are summarized below:

(Amounts in thousands)		Ownership Percentage at December 31, 2013 (1)	Carrying Value
Joint Ventures	Investment Status at December 31, 2013		December 31, 2013	December 31, 2012
CAH Operating Partnership, L.P.	Investment in CAH OP, an investment vehicle created for the purpose of acquiring and renting single-family homes	24.3%	$530,007	$251,501
Portfolio 8 Investors, LLC (2)	Preferred equity investment in an entity that acquired a multifamily portfolio composed of approximately 7,600 units located in Georgia, Florida and Texas	75.0%	148,683	—
ColFin Court Square Funding, LLC	Preferred equity investment in an entity that acquired a Class A office tower located in Long Island City, New York	50.0%	49,103	46,188
ColFin Hunt Holdco A, LLC and ColFin Hunt Holdco B, LLC	1 non-performing commercial real estate loan and 2 REO properties	37.9%	36,133	26,963
ColFin 2011 CRE Holdco, LLC and Colony AMC 2011 CRE, LLC	410 performing and non-performing loans acquired in a structured transaction with the FDIC, secured mostly by commercial real estate, and 22 REO properties	44.4%	34,298	38,220

(Amounts in thousands)		Ownership Percentage at December 31, 2013 (1)	Carrying Value
Joint Ventures	Investment Status at December 31, 2013		December 31, 2013	December 31, 2012
ColFin NW Funding, LLC	15 performing acquired first mortgages secured by commercial real estate	37.9%	33,682	32,676
ColFin JIH Holdco, LLC, ColFin JIH Mezzco A, LLC and ColFin JIH Opco, LLC	Equity interests in and senior mezzanine loan receivable from entities owning a portfolio of 102 limited service hotels	33.3%	31,559	32,320
ColFin Bulls Funding A, LLC and ColFin Bulls Funding B, LLC	354 performing and non-performing acquired loans consisting of substantially all first mortgage recourse commercial real estate loans and 14 REO properties	32.5%	30,309	39,662
ColFin DB Guarantor, LLC and Colony AMC DB, LLC	452 performing and non-performing loans acquired in a structured transaction with the FDIC, secured mostly by commercial real estate and 117 REO properties	33.3%	26,293	39,317
ColFin Ash Funding, LLC	2 most junior mortgage participation interests secured by 5 full-service hotels	50.0%	24,765	24,365
ColFin STC Funding, LLC	Acquired performing senior mortgage loan secured by a retail property in Florida	50.0%	23,299	—
W&D Interim Lender, LLC (3)	First mortgage loan secured by a student housing community in New York	90.0%	22,309	—
ColFin Mizner Funding, LLC	First mortgage loan origination secured by a multifamily development parcel located in Florida	50.0%	21,130	—
ColFin Cabo Palm Funding, LLC	Participation in junior first mortgage interest secured by a luxury beach resort in Mexico	50.0%	20,072	—
ColFin 666 Funding, LLC	First mortgage pari-passu participation interest secured by Class A midtown Manhattan office building	33.3%	19,096	17,595
ColFin PHX Tower Funding, LLC	Equity interest in a high-rise office tower located in Phoenix, Arizona	50.0%	18,408	16,454
ColFin London Funding, LLC	8 performing and non-performing acquired loans secured by commercial real estate	50.0%	18,138	37,427
ColFin 2012 CRE ADC Holdco, LLC and Colony AMC 2012 CRE ADC, LLC	383 performing and non-performing loans acquired in a structured transaction with the FDIC, mostly secured by commercial real estate and 5 REO properties	50.0%	16,795	15,370
ColFin Grand Cul Funding, LLC	First mortgage loans secured by a partially constructed hotel and residential development project located in the Caribbean	33.3%	16,595	—
ColFin Inland Funding, LLC and ColFin Inland Investor, LLC	First mortgage loan secured by a Southern California master planned development and equity participation rights	50.0%	16,068	15,086
ColFin FCDC Funding, LLC	Equity interests acquired through deed-in-lieu in 2 partially developed master planned communities located in California	50.0%	15,894	15,422
ColFin ARP Funding, LLC	First mortgage loan to finance the acquisition and redevelopment of high-end, single family residential properties in infill, coastal southern California markets	50.0%	15,350	—
Other unconsolidated joint ventures	26 investments with less than $15 million carrying value at December 31, 2013	4.5% to 50.0%	201,543	228,515
			$1,369,529	$877,081

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

(2)
While the Company has a majority ownership interest in Portfolio 8 Investors, LLC, the minority member has control over the day-to-day operations of the entity. Accordingly, the Company accounts for its investment using the equity method.

(3)
The Company has determined that W&D Interim Lender, LLC is a VIE for which the Company is not the primary beneficiary because the power to direct the activities that most significantly impact the VIE is shared equally between its members but the other member has the obligation to absorb losses of the VIE that potentially could be significant to the VIE. Accordingly, the Company accounts for its investment using the equity method.

Activity in the Company’s investments in unconsolidated joint ventures is summarized below:

(In thousands)	2013	2012
Balance at January 1	$877,081	$443,500
Contributions	672,338	528,347
Assignment of loans receivable and related liabilities	—	29,427
Distributions	(279,161)	(201,335)
Equity in net income	100,708	68,737
Equity in other comprehensive income	9,827	7,144
Equity in realized gain reclassified from accumulated other comprehensive income	(12,935)	—
Foreign currency translation gain	1,671	1,261
Balance at December 31	$1,369,529	$877,081
During the year ended December 31, 2013, the Company invested a combined $369 million in 14 new unconsolidated joint ventures representing 10 originations and four loan acquisitions, and $295 million in CAH OP. Six investments in unconsolidated joint ventures were fully resolved during the year.
During the year ended December 31, 2012, the Company invested a combined $528 million in 15 new unconsolidated joint ventures representing four originations, 10 loan acquisitions, and $255 million in CAH OP. Three investments in unconsolidated joint ventures were fully resolved during the year.
To-date, the Company has invested cumulative $550 million in CAH OP. As of December 31, 2013, the Company had no further capital commitments to CAH OP.
Combined condensed balance sheets and statements of operations for all unconsolidated joint ventures are presented below:
Combined Condensed Balance Sheets of Unconsolidated Joint Ventures

	December 31,
(In thousands)	2013	2012
Assets:
Cash and cash equivalents	$321,183	$156,704
Loans receivable, net	2,171,943	2,383,748
Investments in real estate	3,658,940	990,105
Investments in unconsolidated joint ventures	459,010	436,188
Debt and equity securities, available-for-sale, at fair value	24,753	247,963
Other assets	345,196	825,804
Total assets	$6,981,025	$5,040,512
Liabilities:
Debt	$1,515,188	$1,018,865
Other liabilities	140,509	65,193
Total liabilities	1,655,697	1,084,058
Owners’ equity	4,465,363	2,997,533
Noncontrolling interests	859,965	958,921
Total liabilities and equity	$6,981,025	$5,040,512
Company’s share of equity	$1,369,529	$877,081

Combined Condensed Statements of Operations of Unconsolidated Joint Ventures

	Year Ended December 31,
(In thousands)	2013	2012	2011
Income:
Interest income	$362,163	$372,958	$320,409
Property operating income	206,848	96,897	5,998
Equity in income of unconsolidated joint ventures	26,410	53,110	75,953
Other income	25,221	29,325	14,962
Total income	620,642	552,290	417,322
Expenses:
Interest expense	31,012	37,185	26,950
Property operating expenses	152,154	73,770	9,695
Depreciation and amortization	59,902	12,850	953
Other expenses	90,547	88,662	61,682
Total expenses	333,615	212,467	99,280
Other income:
Realized and unrealized gain on investments, net	194,372	145,258	71,651
Net income	481,399	485,081	389,693
Net income attributable to noncontrolling interests	102,431	84,806	81,439
Net income attributable to members	$378,968	$400,275	$308,254
Company’s equity in net income	$100,708	$68,737	$46,720
The Company’s investments in CAH OP represented 20% and 18% of the Company's total assets as of December 31, 2013 and December 31, 2012, respectively. No other single investment represented greater than 10% of total assets.
For the year ended December 31, 2012, ColFin WLH Funding, LLC generated greater than 10% of total income of the Company. For the year ended December 31, 2011, ColFin FRB Investor, LLC and ColFin WLH Funding, LLC individually generated greater than 10% of total income. On a combined basis, these investments generated 12% and 24% of total income for the years ended December 31, 2012 and 2011, respectively. No single investment in an unconsolidated joint venture generated greater than 10% of total income for the year ended December 31, 2013.
Related Party Transactions of Unconsolidated Joint Ventures—The Company has equity ownership interests in certain unconsolidated asset management companies (each an “AMC”) that provide management services to certain of its unconsolidated joint ventures. The AMCs earn annual management fees equal to 50 to 75 basis points times the outstanding UPB of each loan portfolio and are responsible for the payment of allocations of compensation, overhead and direct costs incurred by an affiliate of the Manager pursuant to a cost allocation arrangement (see Note 14).
Certain unconsolidated joint ventures reimburse Colony Capital and its affiliates for costs incurred on their behalf, including costs of property management personnel. The joint ventures, including AMCs, were allocated approximately $26.7 million, $12.9 million and $7.7 million in costs from such affiliates of the Manager for the years ended December 31, 2013, 2012 and 2011, respectively. Such costs are included in property operating and other expenses in the combined condensed statements of operations of unconsolidated joint ventures above. The Company’s proportionate share, based upon its percentage interests in the joint ventures, was $7.3 million, $3.8 million and $1.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Until October 16, 2013, an affiliate of CAH OP's manager provided construction and rehabilitation services on the single-family rental homes held through CAH OP. CAH OP reimbursed approximately $66.5 million and $5.4 million for the years ended December 31, 2013 and 2012, respectively, to the affiliate for third party costs and overhead, which have been capitalized or expensed, as appropriate, in accordance with the capitalization policy of CAH OP. Pursuant to a distribution agreement dated as of October 16, 2013, the affiliate relationship between CAH OP’s manager and the provider of such construction and rehabilitation services ended.

4. Loans Receivable
The following table summarizes the Company’s loans held for investment by class of receivable:

	December 31, 2013					December 31, 2012
(Amounts in thousands)	Principal	Carrying Amount	Weighted Average Coupon	Weighted Average Maturity in Years	Number of Loans	Principal	Carrying Amount	Weighted Average Coupon	Weighted Average Maturity in Years	Number of Loans
Non-PCI Loans:
Mortgage loans	$463,552	$423,078	7.1%	3.9	33	$233,003	$203,098	8.9%	2.1	3
B-note	104,068	103,458	10.9%	3.8	2	14,558	14,471	20.9%	3.3	1
Mezzanine loans	330,909	328,185	11.0%	2.4	2	116,000	116,000	10.1%	5.2	3
	898,529	854,721			37	363,561	333,569			7
Purchased Credit-Impaired Loans:
Mortgage loans	299,235	173,933			5	—	—			—
	$1,197,764	$1,028,654			42	$363,561	$333,569			7

The following table summarizes the Company's investments in non-PCI loans with variable interest rates:

(Amounts in thousands)	Index		Weighted Average Spread	Weighted Average Rate		Principal	Carrying Amount	Number of Loans
December 31, 2013
Mortgage loans	1-Month LIBOR	(1)	4.85%	7.71%	(3)	$246,478	$220,111	9
Mortgage loan	1-Month Reference Bills	(2)	4.65%	4.66%		30,064	27,595	3
Mezzanine loans	1-Month LIBOR		10.80%	10.97%		330,909	328,185	2
						$607,451	$575,891	14

December 31, 2012
Mortgage loan	1-Month LIBOR		4.00%	8.57%		$171,961	$142,575	1

(1)	LIBOR = London Interbank Offered Rate

(2)	Reference Bills = Freddie Mac Reference Bill index

(3)	Certain loans are subject to a LIBOR floor which is higher than the actual LIBOR at December 31, 2013.
Activity in loans held for investment is summarized below:

(In thousands)	2013	2012	2011
Balance at January 1	$333,569	$232,619	$69,929
Loan acquisitions and originations	876,503	204,298	160,980
Paid-in-kind interest added to loan principal	218	851	608
Discount and net loan fee amortization	10,053	3,656	1,332
Carrying value of loans sold	(70,280)	(30,159)	—
Assignment of loans receivable to investment in unconsolidated joint ventures	—	(29,612)	—
Noncash distribution of loan receivable to a noncontrolling interest	(18,500)	—	—
Principal repayments	(106,083)	(48,084)	(230)
Payments received from PCI loans	(544)	—	—
Effect of foreign exchange rates	3,718	—	—
Balance at December 31	$1,028,654	$333,569	$232,619
During the year ended December 31, 2013, the Company invested $877 million in the origination or acquisition of loans as follows:

•	$122 million to participate in the origination of a first mortgage loan secured by 11 athletic clubs located in California;

•
$328 million to participate in the origination of mezzanine loans secured by equity interests in an entity owning a portfolio of hotels located throughout the United States, including $154 million by noncontrolling interests;

•
$177 million to acquire a portfolio of 27 loans secured by multifamily and senior housing properties located throughout the United States, including $48 million by noncontrolling interests. Two of the loans in the portfolio are PCI loans;

•	$164 million to acquire a portfolio of three PCI loans secured by office and retail properties in Spain, including $28 million by a noncontrolling interest; and

•
$86 million, net of origination fees, to originate 6 loans within the Company's Transitional CRE Lending Platform. These loans are earmarked for a potential floating rate securitization. The loans bear interest, on a weighted average basis, at 1-month LIBOR plus 6.5%, and have initial terms of 2 to 3 years. The underlying collateral includes retail, multifamily, office and hospitality properties.

During the year ended December 31, 2013, the Company resolved certain loans as follows:

•
The borrowers of a first mortgage loan originated in December 2010 and mezzanine loans originated in June 2011 paid off the entire loan balances and accrued interest thereon, including a yield maintenance premium of $3.6 million for the first mortgage loan (see Note 9);

•	The Company split an originated first mortgage loan into a $32.8 million A-note and $90.1 million B-note, and sold the A-note to an unrelated party at par; and

•	The Company sold its pro-rata share of its investment in two performing hotel portfolio mezzanine loans resulting in a realized gain of approximately $1.1 million.
A mezzanine loan partially owned by noncontrolling interests and secured by hotel properties represented 12% of the Company's total assets as of December 31, 2013. The same loan generated 13% of total income for the year ended December 31, 2013. No single loan receivable represented greater than 10% of total assets as of December 31, 2012.
Two first mortgage loans, which share the same corporate guarantor and partially owned by noncontrolling interests, generated 14% and 18% of total income for the years ended December 31, 2013 and 2012, respectively. No single loan generated greater than 10% of total income for the year ended December 31, 2011.
As of December 31, 2013 and 2012, all loans were current and performing in accordance with their contractual terms. There were no troubled debt restructurings during the years ended December 31, 2013, 2012 and 2011.
Minimum scheduled principal payments required under the loan agreements, excluding PCI loans, as of December 31, 2013 are as follows:

Year Ending December 31,	(In thousands)
2014	$150,835	(1)
2015	68,582
2016	452,380
2017	111,941
2018	7,360
2019 and after	95,931
Total	$887,029

(1) Net of $11.5 million credit available to borrower upon full payoff.
Purchased Credit-Impaired Loans
In October 2013, the Company and a 27% noncontrolling interest acquired a portfolio of 27 loans secured by multifamily and senior housing assets, all of which were performing at acquisition. Two of the 27 loans are considered PCI loans for which the Company expects to collect less than the contractually required amounts. In November 2013, the Company and a 17% noncontrolling interest acquired participation interests in three PCI loans secured by office and retail properties in Spain.
The excess of cash flows expected to be collected, as measured at acquisition date, over the initial investment is referred to as the accretable yield. This amount is not reported in the accompanying consolidated balance sheets, but is recognized as interest income over the estimated life of the acquired loans using the effective interest method.
The following table summarizes the accretable yield and nonaccretable difference at acquisition for PCI loans acquired during the year ended December 31, 2013:

(In thousands)
Contractually required payments including interest	$315,939
Less: cash flows not expected to be collected (nonaccretable difference)	17,253
Total cash flows expected to be collected	298,686
Less: accretable yield	131,037
Fair value of loans at acquisition	$167,649
The expected cash flows were determined based on the estimated performance over the remaining life of the underlying loans. Fair value of the acquired loans include credit losses expected to be incurred over the life of the loans, if any.
Changes in the accretable yield for the PCI loans were as follows:

(In thousands)	2013
Accretable yield at January 1	$—
Additions	131,037
Accretion	(3,108)
Effect of foreign exchange rates	2,894
Accretable yield at December 31	$130,823
The factors that most significantly affect estimates of cash flows expected to be collected, and accordingly the accretable yield, include: (i) estimate of the remaining life of acquired loans which may change the amount of future interest income; (ii) changes to prepayment assumptions; (iii) changes to collateral value assumptions for loans expected to foreclose; and (iv) changes in interest rates on variable rate loans. During the year ended December 31, 2013, there were no changes to estimates of cash flows expected to be collected on PCI loans, as all PCI loans were acquired during the fourth quarter of 2013 and there were no significant changes to the factors described above since their acquisition.

5. Acquisition of Real Estate
On December 9, 2013, the Company acquired an office campus in Minnesota from an unrelated third party. The property includes two buildings with approximately 502,000 total rentable square feet (unaudited) and fully occupied by a single-A rated tenant under a triple net lease. The acquisition cost, including closing costs of $0.6 million, was approximately $123.4 million. The acquisition was subsequently financed with a $88 million 10-year term, non-recourse, fixed-rate mortgage loan from a financial institution (see Note 9). The acquisition was completed with a strategic partner with a 0.75% ownership interest.
The related assets, liabilities, and results of operations of the acquired property are included in the consolidated financial statements as of the date of acquisition. The following table summarizes the estimated fair values of the assets at the acquisition date:

(Amounts in thousands)	Purchase Consideration		Estimated Useful Life (in years)
Real estate assets:
Land	$8,319		n/a
Buildings and improvements	97,011	(1)	10 - 40
Tenant improvements	7,356		6.8	(3)
Identifiable intangible assets:
In-place lease value	7,845	(2)	6.8	(3)
Deferred leasing costs	2,219	(2)	6.8	(3)
Total assets acquired	$122,750

(1)
Buildings and improvements consist of two office buildings, two parking garages and non-building site improvements including paving, site lights, landscaping and others. Since the in-place lease represents a separate fair value component from the tangible real estate in an income-producing property subject to lease, the buildings were valued as if they were vacant and available to lease at market terms on the purchase date.

(2)	The net amount recorded for acquired identifiable intangible assets was included in other assets on the accompanying balance sheet as of December 31, 2013.

(3)	The lease-related tangible and intangible assets are amortized on a straight-line basis as an increase to depreciation and amortization expense over the remaining term of the applicable leases.
The following table summarizes the results of operations of the acquired properties for the period from December 9, 2013, the date of acquisition, to December 31, 2013:

(In thousands)
Rental income and tenant reimbursements	$789
Net loss	(542)
The following table summarizes information regarding the components of real estate assets held for investment as of December 31, 2013:

	(In thousands)
Land	$8,319
Buildings and improvements	97,011
Tenant improvements	7,356
	112,686	(1)
Accumulated depreciation	(218)
Net carrying amount	$112,468

(1)	The aggregate gross cost of property for federal income tax purposes was approximately $121.1 million as of December 31, 2013.
Depreciation expense for the year ended December 31, 2013 was $218,000.
Acquired Intangible Assets
The following table summarizes acquisition-related intangible assets as of December 31, 2013:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
In-place lease	7,845	(72)	7,773
Deferred leasing costs	2,219	(20)	2,199
	10,064	(92)	9,972
Amortization expense for the year ended December 31, 2013 was $92,000.
Expected amortization expense for acquisition-related intangible assets for each of the next five years and thereafter is as follows as of December 31, 2013:

(In thousands)
Year Ending December 31,	In-Place Leases	Deferred Leasing Costs
2014	$1,152	$326
2015	1,152	326
2016	1,152	326
2017	1,152	326
2018	1,152	326
2019 and after	2,013	569
Total	$7,773	$2,199
Future Minimum Rent
The in-place leases on the acquired operating properties expire in September 2020 with an option to renew and are subject to scheduled rent increases. The leases also provide for additional rents based on real estate taxes, utilities, insurance and certain operating expenses. The tenant elected to self-manage the office properties pursuant to the lease agreements.

Future contractual minimum rental payments under noncancelable operating leases as of December 31, 2013 are as follows:

Year Ending December 31,	(In thousands)
2014	$9,195
2015	9,195
2016	9,365
2017	9,654
2018	9,820
2019 and after	17,380
Total	$64,609
Unaudited Pro Forma Results
The following table presents pro forma results of the Company as if the acquisition had been consummated on January 1, 2012. The pro forma results for the year ended December 31, 2013 were adjusted to exclude acquisition-related expenses of approximately $597,000 and the pro forma results for the year ended December 31, 2012 were adjusted to include these expenses. The unaudited pro forma results are not necessarily indicative of future operating results.

	Year Ended December 31,
(Amounts in thousands, except per share data)	2013	2012
Total income	$192,095	$119,800
Net income attributable to common stockholders	$80,952	$47,563
Net income attributable to common stockholders per share–basic	$1.21	$1.31
Net income attributable to common stockholders per share–diluted	$1.21	$1.31

6. Beneficial Interests in Debt Securities
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

	December 31,
(In thousands)	2013	2012
Principal	$28,000	$28,000
Unamortized premium	2,507	3,174
Amortized cost	30,507	31,174
Unrealized gain included in accumulated other comprehensive income	327	881
Fair value	$30,834	$32,055
Concurrently with the acquisition of beneficial interests in debt securities, the Company’s strategic partner entered into an interest rate swap agreement with the borrower (see Note 10).

7. Other Assets
The following table summarizes the Company's other assets, net:

	December 31,
(In thousands)	2013		2012
Restricted cash	$7,898	(1)	$13,866	(1)
Deferred financing costs, net	11,275	(2)	2,281	(2)
In-place lease value, net	7,773	(3)	—
Deferred leasing costs, net	2,199	(4)	—
Receivables	8,277		3,414
Derivative assets, net of tax effect	3,108		760
Deferred tax assets, net of allowances	2,391	(5)	1,176
Other	979		1,166
Total other assets	$43,900		$22,663

(1)	Restricted cash includes borrower escrow accounts and an interest reserve account to service secured financing.

(2)	Deferred financing costs are shown net of accumulated amortization of $6.5 million and $3.5 million as of December 31, 2013 and 2012, respectively.

(3)	In-place lease value is shown net of accumulated amortization of $72,000 as of December 31, 2013.

(4)	Deferred leasing costs are shown net of accumulated amortization of $20,000 as of December 31, 2013.

(5)	Deferred tax assets are shown net of allowances of $356,000 and $300,000 as of December 31, 2013 and 2012.

8. Line of Credit
On August 6, 2013, the Company entered into a credit agreement (the “JPM Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent, and certain lenders. The JPM Credit Agreement provided a credit facility in the initial maximum principal amount of $360 million which may be increased to $600 million, subject to certain conditions, including each lender or substitute lender agreeing to provide commitments for such increased amount. In November 2013, the maximum principal amount was increased by $20 million to $380 million when one of the lenders increased its share of commitments. The maximum principal amount was again increased in January 2014 to $420 million.
The JPM Credit Agreement replaces the previous credit agreement (the "BofA Credit Agreement"), dated as of September 1, 2011, with Bank of America, N.A. and certain lenders, which provided $175 million of credit availability. Borrowings under the JPM Credit Agreement were used by the Company to repay all obligations due under the BofA Credit Agreement, pay closing costs associated with the JPM Credit Agreement and finance investments in target assets, as well as for general corporate purposes.
The maximum amount available to borrow under the JPM Credit Agreement at any time is limited by a borrowing base of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of net book value or a multiple of Core Earnings (as defined in the management agreement between the Company and the Manager). As of December 31, 2013, the borrowing base valuation was sufficient to permit borrowings of up to the entire $380 million commitment, of which $241.5 million remained available.
Advances under the JPM Credit Agreement accrue interest at a per annum rate equal to the sum of LIBOR plus 2.75% or 3.00%, depending upon the leverage ratio as defined in the JPM Credit Agreement. At December 31, 2013, the applicable spread was 2.75% and the Company had outstanding borrowings bearing weighted average interest at 2.92%. The Company also pays a commitment fee of 0.5% or 0.4% of the unused amount (0.5% at December 31, 2013), depending upon usage.
The initial maturity date of the JPM Credit Agreement is August 5, 2016, and any amounts outstanding upon maturity will convert automatically to a fully amortizing 2-year term loan payable in quarterly installments. In the event of such conversions, the term loan will continue to bear interest at the same rate as the revolving loans from which it was converted.
Some of the Company’s subsidiaries guaranty the obligations of the Company under the JPM Credit Agreement. As security for the advances under the JPM Credit Agreement, the Company and some of its affiliates pledged their equity interests in certain subsidiaries through which the Company directly or indirectly owns substantially all of its assets.
The JPM Credit Agreement contains various affirmative and negative covenants, including financial covenants that require the Company to maintain minimum tangible net worth and liquidity levels and financial ratios, as defined in the JPM Credit Agreement. At December 31, 2013, the Company was in compliance with all of these financial covenants.
The JPM Credit Agreement also includes customary events of default, in certain cases subject to reasonable and customary periods to cure, including but not limited to: failure to make payments when due; breach of covenants; breach of representations and warranties; insolvency proceedings; cross default to material indebtedness or material judgment defaults;

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

9. Debt
Secured Financing
The following table summarizes certain information about the Company's secured debt:

				Outstanding Balance
(Amounts in thousands)				December 31,
Type	Collateral	Interest Rate	Maturity Date	2013	2012
Secured financing (1)	Portfolio of 25 first mortgage loans and 2 subordinated loans	1-month LIBOR+2.85%	December 2017	$115,000	$—
Secured financing (2)	Participation interest in first mortgage loan	5% fixed	July 2014	74,607	94,499
Secured financing (3)	N/A	4.85% fixed	January 2016	—	13,668
First mortgage loan (4)	Office property in Minnesota	4.84% fixed	January 2024	88,000	—
Total				$277,607	$108,167

(1)
The financing is secured by a loan portfolio acquired in October 2013. The financing requires monthly interest payments and principal curtailment based upon the ratio of principal outstanding to collateral cost basis. The initial principal curtailment requirement is 70% of all excess cash flow from the underlying loan portfolio, after payment of certain loan servicing fees and monthly interest, but may increase or decrease in the future.

(2)
In connection with the acquisition of a $181 million participation interest in a first mortgage loan in May 2012, the seller provided concurrent non-recourse financing for $103.5 million, or 65% of the purchase price. Concurrently with the loan acquisition, the borrower funded, on behalf of the Company, an interest reserve account in an amount sufficient to service the interest for the term of the secured financing. The interest reserve account is controlled by the secured financing lender and is included in other assets in the accompanying balance sheets. The financing has an initial maturity of July 2014 and can be extended to January 2017, subject to an extension fee. Upon exercise of the extension option, the borrower of the first mortgage loan will again be required to fund the interest reserve account on behalf of the Company to service the interest for the extended term of the secured financing.

(3)
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

(4)
The loan requires monthly interest payments until January 2016, then principal and interest payments based on a 30-year amortization period. The loan agreement requires rent receipts from the collateral property to be initially deposited into a lockbox account controlled by the lender. The excess of monthly rent receipts over monthly debt service is remitted to the Company.

The financing agreements require minimum scheduled principal payments or payments that depend upon the net cash flows from the collateral assets and the ratio of principal outstanding to collateral. The following table summarizes such minimum principal payments and estimated principal payments based upon reasonable expectations of cash flows from the underlying collateral assets as of December 31, 2013:

Year Ending December 31,	(In thousands)
2014	$94,920
2015	83,677
2016	4,684
2017	8,825
2018	1,403
2019 and after	84,098
Total	$277,607

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

10. Derivatives and Hedging
Net Investment Hedges
The Company has investments in unconsolidated joint ventures and loans denominated in Euro that expose the Company to foreign currency risk. At December 31, 2013 and 2012, the Company’s combined net investments in such joint ventures and loans receivable totaled approximately €166.2 million, or $228.4 million, and €31.3 million, or $41.3 million, respectively. The Company uses forwards and collars (consisting of caps and floors) without upfront premium costs to hedge the foreign currency exposure of its net investments. At December 31, 2013, the total notional amount of the collars was approximately €75.5 million, with termination dates ranging from July 2014 to December 2017, and the total notional amount of forward exchange contracts was €50 million, with a termination date of June 2014.
Cash Flow Hedge
In December 2013, the Company entered into an interest rate cap designated as a cash flow hedge to limit the exposure of increases in interest rates on one of the Company's LIBOR-indexed secured debt. The cap has a notional amount of $57.5 million and a 2.5% strike on one-month LIBOR and expires in November 2015.
Non-Designated Hedges
Non-designated hedges are derivatives that do not meet the criteria for hedge accounting or for which the Company did not elect to designate as hedges. The Company does not enter into derivative transactions for speculative or trading purposes, but may enter into derivatives to manage the economic risk of changes in foreign exchange rates or interest rates. The Company may also assume existing derivative instruments in connection with investment transactions. Changes in the fair value of derivatives not designated as hedges are recorded in other income or loss in the accompanying statements of operations.
In connection with the acquisition of three PCI loans during November 2013 (see Note 4), the Company acquired two interest rate swaps with a combined notional of €79.5 million whereby it receives fixed coupons ranging from 4.10% to 4.24% of the notional amount and pays Euro Interbank Offered Rate ("Euribor"). The Company acquired the swaps at a cost of $2.8 million. These swaps effectively convert the acquired floating rate loans to fixed rate loans. One of the interest rate swaps terminated in December 2013 with a net settlement of $1.7 million to the Company. For the year ended December 31, 2013, an $18,000 gain was included in other loss, net in the accompanying statement of operations.
Concurrently with the acquisition of beneficial interests in debt securities in June 2011 (see Note 6), the Company’s strategic partner entered into an interest rate swap agreement with the borrower which, in conjunction with a special contribution/distribution arrangement with the joint venture, will result in a net current yield to the joint venture of the Securities Industry and Financial Markets Association (“SIFMA”) Municipal Swap Index plus 3.25% per annum (3.31% at December 31, 2013). The Company determined that the special contribution/distribution arrangement is an embedded derivative that meets the criteria for bifurcation and recorded a derivative liability. The bifurcated derivative does not qualify as a hedging instrument, so changes in the estimated fair value of the derivative are recognized in income. For the years ended December 31, 2013, 2012 and 2011, unrealized losses of $112,000, $734,000 and $682,000, respectively, are included in other loss, net in the accompanying statements of operations.

The fair values of derivative instruments included in the Company’s consolidated balance sheets are as follows:

	December 31,
(In thousands)	2013	2012
Assets
Foreign exchange contracts designated as hedging instruments	$2,126	$760
Interest rate cap designated as a hedging instrument	11	—
Interest rate swaps not designated as hedging instruments	971	—
Total derivatives included in other assets	$3,108	$760
Liabilities
Foreign exchange contracts designated as hedging instruments	$5,504	$293
Embedded derivative liability not designated as a hedging instrument	2,952	3,898
Total derivatives included in accrued and other liabilities	$8,456	$4,191
Certain counterparties to the derivative instruments require the Company to deposit cash or other eligible collateral for derivative financial liabilities exceeding $100,000. As of December 31, 2013, the Company had no amounts on deposit related to these agreements.

11. Fair Value Measurements
Financial Instruments Reported at Fair Value
The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis. The following table summarizes the fair values of those assets and liabilities:

	December 31,
(In thousands)	2013	2012
Assets
Beneficial interests in debt securities	$30,834	$32,055
Foreign currency derivative contracts	2,126	760
Interest rate derivative contracts	982	—
	$33,942	$32,815
Liabilities
Foreign currency derivative contracts	$5,504	$293
Embedded derivative liability associated with beneficial interests in debt securities	2,952	3,898
	$8,456	$4,191
All of the fair values in the table above fall within Level 2 of the fair value hierarchy which rely on significant observable inputs, other than quoted market prices for identical assets or liabilities, including quoted prices for similar securities, interest rates, prepayment speeds, credit risk and others.
The fair value of the beneficial interests in debt securities and the associated embedded derivative liability were determined by discounting the expected cash flows using observable current and forward rates of widely used indices that closely follow the SIFMA Municipal Swap Index. The fair values of foreign currency and interest rate derivative contracts are determined by discounting the expected cash flow of each derivative instrument based on forecast foreign exchange rates or interest rates. This analysis reflects the contractual terms of the derivatives, observable market-based inputs, and credit valuation adjustments to appropriately reflect the non-performance risk for both the Company and the respective counterparty. Although credit valuation adjustments, such as the risk of default, rely on Level 3 inputs, the Company has determined that these inputs are not significant to the overall valuation of its derivatives. As a result, derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Fair Value Disclosure of Financial Instruments Reported at Cost
The following tables present the estimated fair values and carrying values of the Company’s financial instruments carried at cost, aggregated by the level in the fair value hierarchy:

	Fair Value Measurements Using
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Carrying Value
December 31, 2013
Assets
Investments in unconsolidated joint ventures	$—	$5,953	$1,524,621	$1,530,574	$1,369,529
Loans held for investment	—	—	1,034,600	1,034,600	1,028,654
Liabilities
Line of credit	$—	$138,500	$—	$138,500	$138,500
Secured financing	—	—	277,600	277,600	277,607
Convertible senior notes	208,000	—	—	208,000	200,000

December 31, 2012
Assets
Investments in unconsolidated joint ventures	$—	$20,667	$910,450	$931,117	$877,081
Loans held for investment	—	—	335,734	335,734	333,569
Liabilities
Line of credit	$—	$—	$—	$—	$—
Secured financing	—	—	108,090	108,090	108,167
The Company estimates the fair value of financial instruments carried at historical cost on a quarterly basis. These instruments are recorded at fair value only if they are impaired. No impairment was recognized during the years ended December 31, 2013, 2012 and 2011.
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
The fair values of the Company's secured financing and line of credit at December 31, 2013 and 2012 were estimated by discounting expected future cash outlays at current interest rates available for similar instruments. The fair value of convertible senior notes was determined using the last trade price in active markets on the balance sheet date.
The carrying values of interest receivable and accrued and other liabilities approximate their fair values due to their short term nature. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different assumptions or methodologies could have a material effect on the estimated fair value amounts.

12. Stockholders’ Equity
The Company’s authorized capital stock consists of 50,000,000 shares of preferred stock, $0.01 par value per share, and 450,000,000 shares of common stock, $0.01 par value per share.
Series A Preferred Stock
As of December 31, 2013 and 2012, the Company had 10,080,000 shares of its 8.5% Series A Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share (“Series A Preferred Stock”), issued and outstanding.
In March 2012, the Company completed an underwritten public offering of 5,800,000 shares of its Series A Preferred Stock. The net offering proceeds, after deducting underwriting discounts and commissions and offering costs payable by the Company, were approximately $140 million.
In July 2012, the Company completed an underwritten public offering of 4,280,000 shares of Series A Preferred Stock at a premium to par that translated to a strip yield of 8.3%. The net offering proceeds, after deducting underwriting discounts and commissions and offering costs payable by the Company, were approximately $106 million.
The Company used a portion of the net proceeds from both offerings to repay amounts outstanding under the line of credit at the time of each offering and the remaining proceeds to fund acquisitions of target assets.

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
Common Stock Offerings
The following table summarizes the sales of the Company's common stock for the years ended December 31, 2013, 2012 and 2011:

	Number of Shares	Average Price per Share	Net Proceeds (in thousands) (1)
April 2011	15,350,000	$18.50	$271,707
September 2012	8,050,000	18.53	148,969
December 2012	11,500,000	19.29	221,348
January 2013	11,500,000	20.20	232,020
November 2013	10,000,000	20.21	201,758
At-the-market sales in 2013	1,901,755	21.65	40,765

(1)	Net of underwriting discounts and commissions and offering costs payable by the Company
The Company used the net proceeds from the offerings to repay amounts outstanding under the line of credit at the time of the offering, fund acquisitions of target assets and for working capital and general corporate purposes.
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
As a result of the Company offering shares of its common stock in April 2011 at a per share price of $18.50, the Company issued 175,000 shares of its common stock valued at $18.50 per share and made an aggregate cash payment of $162,500 to certain Investors for a total Anti-Dilution Purchase Price Adjustment of $3.4 million. The increase in additional paid-in capital resulting from the issuance of 175,000 shares of common stock was fully offset by a corresponding decrease in additional paid-in capital related to the 2010 Private Placement.
Shares Issued to Manager
In November 2011, the Company issued 287,500 shares of its common stock to the Manager as reimbursement of its partial payment of initial underwriting discounts and commissions in connection with the Company's initial public offering ("IPO") in 2009. During the years ended December 31, 2012 and 2011, the Company issued 65,703 and 5,989 shares of its common stock, respectively, to the Manager in full payment of the incentive fees earned by the Manager (see Note 14).
Dividend Reinvestment and Direct Stock Purchase Plan
The Company’s Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”) provides existing common stockholders and other investors the opportunity to purchase shares (or additional shares, as applicable) of the Company’s common stock by reinvesting some or all of the cash dividends received on their shares of the Company’s common stock or making optional cash purchases within specified parameters. The DRIP Plan acquires shares either in the open market, directly from the Company as newly issued common stock, or in privately negotiated transactions with third parties. As of December 31, 2013, no shares had been acquired under the DRIP Plan from the Company in the form of new issuances.
Common Stock Repurchases
In August 2011, the board of directors authorized a common stock repurchase program pursuant to which the Company was authorized to repurchase up to $50 million of its outstanding shares of common stock over a twelve-month period. During the year ended December 31, 2011, the Company repurchased 580,600 shares of its common stock at an aggregate cost of $8.7 million including commissions, or a weighted-average cost of $14.90 per share, in the open market. The program expired in August 2012. Repurchases of common stock reduce the common stock account for the par value and additional paid-in capital for the excess of cost over par value.
Accumulated Other Comprehensive Income
The following tables present the changes in each component of accumulated other comprehensive income attributable to the stockholders, net of immaterial tax effect:

(In thousands)	Equity in AOCI of Unconsolidated Joint Ventures	Unrealized Gain on Beneficial Interests in Debt Securities	Unrealized Gain on Fair Value of Cash Flow Hedge	Foreign Currency Translation Gain/Loss	Unrealized Gain/Loss on Fair Value of Net Investment Hedges	Total
Balance at December 31, 2010	$1,410	$—	$—	$(1,075)	$601	$936
Other comprehensive (loss) income before reclassifications	(1,010)	611	—	(3,159)	1,192	(2,366)
Amounts reclassified from accumulated other comprehensive income	(806)	—	—	(94)	—	(900)
Net other comprehensive (loss) income	(1,816)	611	—	(3,253)	1,192	(3,266)
Balance at December 31, 2011	(406)	611	—	(4,328)	1,793	(2,330)
Other comprehensive income (loss) before reclassifications	7,135	266	—	905	(1,176)	7,130
Amounts reclassified from accumulated other comprehensive income	—	—	—	356	28	384
Net other comprehensive income (loss)	7,135	266	—	1,261	(1,148)	7,514
Balance at December 31, 2012	6,729	877	—	(3,067)	645	5,184
Other comprehensive income (loss) before reclassifications	9,787	(552)	(19)	4,983	(3,846)	10,353
Amounts reclassified from accumulated other comprehensive income	(12,895)	—	—	(67)	18	(12,944)
Net other comprehensive (loss) income	(3,108)	(552)	(19)	4,916	(3,828)	(2,591)
Balance at December 31, 2013	$3,621	$325	$(19)	$1,849	$(3,183)	$2,593

Information about amounts reclassified out of accumulated other comprehensive income by component is presented below:

(In thousands)	Year Ended December 31,
Component of Accumulated Other Comprehensive Income	2013	2012	2011	Affected Line Item in the Consolidated Statements of Operations

Equity in realized gain on sale of marketable securities of unconsolidated joint ventures	$12,895	$—	$806	Equity in income of unconsolidated joint ventures
Net settlement loss on derivative instruments designated as net investment hedges	(18)	(28)	—	Other loss, net
Realized foreign exchange gain (loss)	67	(356)	94	Other gain (loss), net

13. Earnings per Share
The following table provides the basic and diluted earnings per common share computations:

	Year Ended December 31,
(In thousands, except share and per share data)	2013	2012	2011
Numerator:
Net income	$125,923	$68,205	$43,364
Net income attributable to noncontrolling interest	(24,158)	(6,194)	(1,104)
Net income attributable to Colony Financial, Inc.	101,765	62,011	42,260
Preferred dividends	(21,420)	(13,915)	—
Net income attributable to common stockholders	80,345	48,096	42,260
Net income allocated to participating securities (nonvested shares)	(725)	(476)	(8)
Numerator for basic net income allocated to common stockholders	79,620	47,620	42,252
Interest expense attributable to convertible senior notes	—	—	—
Numerator for diluted net income allocated to common stockholders	$79,620	$47,620	$42,252
Denominator:
Basic weighted average number of common shares outstanding	66,181,700	35,925,600	28,732,200
Weighted average effect of dilutive shares (1)	—	17,600	261,500
Diluted weighted average number of common shares outstanding	66,181,700	35,943,200	28,993,700
Earnings per share:
Net income attributable to common stockholders per share–basic	$1.20	$1.33	$1.47
Net income attributable to common stockholders per share–diluted	$1.20	$1.32	$1.46

(1)
For the year ended December 31, 2013, excluded from the calculation of diluted income per share are 6,154,100 weighted average dilutive common share equivalents which represent the assumed dilutive effect of the Convertible Senior Notes as the effect of their inclusion would be antidilutive. For the years ended December 31, 2012 and 2011, weighted average dilutive shares represent the effect of shares of common stock issuable to the Manager for incentive fees due for the period. For the year ended December 31, 2011, weighted average dilutive shares also include the effect of shares of common stock issuable for reimbursement of the Manager’s partial payment of underwriting discounts and commissions incurred in connection with the Company’s IPO (see Note 12).

14. Related Party Transactions
Management Agreement
The Manager provides the day-to-day management of the Company’s operations pursuant to a management agreement. The Manager is responsible for (1) selecting, purchasing and selling the Company’s portfolio investments, (2) the Company’s financing activities and (3) providing investment advisory services. The management agreement requires the Manager to manage the Company’s business affairs in conformity with the Company’s investment guidelines and other policies that are approved and monitored by the Company’s board of directors. The Manager’s role is under the supervision and direction of the Company’s board of directors. The initial term of the management agreement expired on September 29, 2012 (the third anniversary of the completion of the IPO) and automatically renews for one-year terms. The management agreement may be terminated upon at least 180 days’ prior written notice to the Manager.

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
The incentive fee is payable to the Manager quarterly in arrears in shares of the Company’s common stock, subject to certain ownership and NYSE limitations. The number of shares to be issued to the Manager is equal to the dollar amount of the portion of the quarterly installment of the incentive fee payable in shares divided by the average of the closing prices of the Company’s common stock on the NYSE for the five trading days prior to the date on which such quarterly installment is settled. The Company issued 65,703 and 5,989 shares of its common stock during the years ended December 31, 2012 and 2011, respectively, for incentive fees. No such shares were issued during the year ended December 31, 2013.
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
Cost Reimbursement for Asset Management Services
Colony AMC Milestone West, LLC (“AMC Milestone West”) and Colony AMC Milestone North, LLC (“AMC Milestone North”), each a wholly-owned subsidiary of the Company, provide asset management services to two joint ventures with the FDIC (“FDIC Ventures”) for which certain of our unconsolidated joint ventures are managing members. The FDIC Ventures pay an annual 50-basis point asset management fee calculated on the aggregate UPB of each respective loan portfolio. In addition, one of the unconsolidated joint ventures reimburses AMC Milestone North for any expenses not covered by the 50-basis point fee. Asset management fees and expense reimbursements were $1.3 million, $2.0 million and $2.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. Pursuant to a cost allocation arrangement, the Company reimburses an affiliate of the Manager for compensation, overhead and direct costs incurred by the affiliate related to providing asset management services. The Company reimbursed the affiliate $0.8 million, $1.1 million and $1.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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
The following table summarizes the amounts incurred by the Company and payable to the Manager or its affiliates for the periods presented:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Base management fees	$22,265	$12,332	$8,128
Incentive fees	—	936	349
Compensation pursuant to secondment agreement	1,286	1,207	1,248
Allocated and direct investment-related expenses	1,771	1,657	1,719
Allocated and direct administrative expenses	1,787	1,253	344
	$27,109	$17,385	$11,788
The following table summarizes the amounts due to the Manager or its affiliates as of each balance sheet date:

	December 31,
(In thousands)	2013	2012
Base management fees	$6,045	$3,932
Secondment reimbursement	895	844
Reimbursement of direct and allocated administrative and investment costs	1,046	208
	$7,986	$4,984

15. Share-Based Payments
Director Stock Plan
The Company’s 2009 Non-Executive Director Stock Plan (the “Director Stock Plan”) provides for the grant of restricted stock, restricted stock units and other stock-based awards to its non-executive directors. The maximum number of shares of stock reserved under the Director Stock Plan is 100,000. The individual share awards generally vest 1 year from the date of grant.
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
A summary of the Company’s vested and nonvested shares under the Director Stock Plan and Equity Incentive Plan for the year ended December 31, 2013 is presented below:

	Restricted Stock Grants to Non-Executive Directors	Restricted Stock Grants to Employee	Restricted Stock Grants to the Manager or Manager's Employees	Total	Weighted Average Grant Date Fair Value
Nonvested shares at December 31, 2012	8,274	17,172	496,749	522,195	18.17
Granted	6,837	—	—	6,837	21.94
Vested	(8,274)	—	—	(8,274)	16.32
Forfeited	—	—	(7,990)	(7,990)	16.16
Nonvested shares at December 31, 2013	6,837	17,172	488,759	512,768	18.28
Weighted average grant date fair value per share for shares granted during the year ended December 31, 2013	$21.94	n/a	n/a
The following table summarizes the components of share-based compensation included in the consolidated statements of operations:

	Year Ended December 31,
(In thousands, except per share amounts)	2013	2012	2011
Share-based compensation included in management fees	$3,998	$5,714	$—
Share-based compensation included in administrative expenses	285	419	116
Total fair value of shares vested (1)	182	6,079	82
Weighted average grant date fair value per share for shares granted during the period (1)	21.94	17.79	17.26

(1)	Based on the quoted closing share price of the Company's common stock on the NYSE on grant date or vesting date.
As of December 31, 2013, aggregate unrecognized compensation cost related to restricted stock granted under the Director Stock Plan and Equity Incentive Plan was approximately $6.1 million. That cost is expected to be fully recognized over a weighted-average period of 20 months.

16. Income Taxes
The Company’s TRSs are subject to corporate level federal, state, foreign and local income taxes. The following is a summary of the Company’s income tax provision:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Current
Federal	$1,470	$2,242	$1,444
State	671	669	252
Total current tax provision	2,141	2,911	1,696
Deferred
Federal	(1,115)	(661)	(431)
State	(367)	(85)	(74)
Total deferred tax (benefit) provision	(1,482)	(746)	(505)
Total income tax provision	$659	$2,165	$1,191
Deferred tax assets of $2.4 million and $1.2 million are included in other assets as of December 31, 2013 and 2012, respectively. Deferred tax assets and liabilities arise from temporary differences in income recognition for GAAP and tax purposes and the tax effect of net foreign currency translation gains and losses on certain investments in unconsolidated joint ventures held in TRSs.
The following table summarizes the income tax treatment of dividends declared for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Common Stock:
Ordinary income per share	$0.98	$0.83	$1.00
Long-term capital gains per share	0.42	0.61	0.31
Total dividends declared per share	$1.40	$1.44	$1.31

Series A Preferred Stock:
Ordinary income per share	$1.48	$1.01	$—
Long-term capital gains per share	0.65	0.74	—
Total dividends declared per share	$2.13	$1.75	$—

17. Commitments and Contingencies
Pursuant to the operating agreements of certain unconsolidated joint ventures, the joint venture partners may be required to fund additional amounts for future investments, unfunded lending commitments, ordinary operating costs, guaranties or commitments of the joint ventures. As of December 31, 2013, the Company’s share of those commitments was $8.5 million.
The Company may be required to fund additional amounts to borrowers pursuant to certain loan agreements. As of December 31, 2013, the Company had combined unfunded lending commitments of $17.3 million.
In connection with financing arrangements for certain unconsolidated joint ventures, the Company provided customary non-recourse carve-out guaranties. The Company believes that the likelihood of making any payments under the guaranties is remote, and has not accrued for a guaranty liability as of December 31, 2013.
In the ordinary course of business, the Company may be involved in litigation which may result in legal costs and liability that could have a material effect on the Company’s financial position and results of operations. At December 31, 2013, the Company was not involved in such litigation.

18. Segment Information
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
The operating results for each of the reportable segments are summarized below, including the reclassification of operating results of the other real estate equity segment for prior periods to conform to the current period presentation:

(In thousands)	Real Estate Debt Investments	Single-Family Residential Rentals	Other Real Estate Equity Investments	Amounts Not Allocated to Segments	Total
Year Ended December 31, 2013
Income:
Equity in income (loss) of unconsolidated joint ventures	$89,553	$(8,013)	$19,168	$—	$100,708
Interest income	77,193	—	—	282	77,475
Rental income and tenant reimbursements	—	—	789	—	789
Other income from affiliates	1,267	—	—	—	1,267
Total income	168,013	(8,013)	19,957	282	180,239
Expenses:
Management fees	—	—	—	26,263	26,263
Investment and servicing expenses	2,247	—	26	955	3,228
Interest expense	5,295	—	227	13,316	18,838
Property operating expenses	—	—	197	—	197
Administrative expenses	178	—	—	7,370	7,548
Depreciation and amortization	—	—	310	—	310
Transaction costs	1,210	—	597	—	1,807
Total expenses	8,930	—	1,357	47,904	58,191
Realized gain on resolution of loans receivable	4,578	—	—		4,578
Other loss, net	(44)	—	—	—	(44)
Income (loss) before income taxes	163,617	(8,013)	18,600	(47,622)	126,582
Income tax provision	—	—	—	659	659
Net income (loss)	163,617	(8,013)	18,600	(48,281)	125,923
Net income attributable to noncontrolling interests	22,892	—	1,266	—	24,158
Net income (loss) attributable to Colony Financial, Inc.	$140,725	$(8,013)	$17,334	$(48,281)	$101,765

(In thousands)	Real Estate Debt Investments	Single-Family Residential Rentals	Other Real Estate Equity Investments	Amounts Not Allocated to Segments	Total
Year Ended December 31, 2012
Income:
Equity in income (loss) of unconsolidated joint ventures	$60,313	$(2,126)	$10,550	$—	$68,737
Interest income	36,275	—	—	170	36,445
Other income from affiliates	1,973	—	—	—	1,973
Total income	98,561	(2,126)	10,550	170	107,155
Expenses:
Management fees	—	—	—	18,982	18,982
Investment and servicing expenses	2,457	—	22	498	2,977
Interest expense	4,409	—	—	3,839	8,248
Administrative expenses	—	—	—	6,346	6,346
Total expenses	6,866	—	22	29,665	36,553
Realized gain on resolution of loans receivable	808	—	—		808
Other loss, net	(1,040)	—	—	—	(1,040)
Income (loss) before income taxes	91,463	(2,126)	10,528	(29,495)	70,370
Income tax provision	—	—	—	2,165	2,165
Net income (loss)	91,463	(2,126)	10,528	(31,660)	68,205
Net income attributable to noncontrolling interests	6,194	—	—	—	6,194
Net income (loss) attributable to Colony Financial, Inc.	$85,269	$(2,126)	$10,528	$(31,660)	$62,011

(In thousands)	Real Estate Debt Investments	Single-Family Residential Rentals	Other Real Estate Equity Investments	Amounts Not Allocated to Segments	Total
Year Ended December 31, 2011
Income:
Equity in income (loss) of unconsolidated joint ventures	$38,602	$—	$8,118	$—	$46,720
Interest income	16,463	—	—	312	16,775
Other income from affiliates	1,974	—	—	—	1,974
Total income	57,039	—	8,118	312	65,469
Expenses:
Management fees	—	—	—	8,477	8,477
Investment and servicing expenses	2,117	—	—	676	2,793
Interest expense	702	—	—	2,309	3,011
Administrative expenses	—	—	—	5,780	5,780
Total expenses	2,819	—	—	17,242	20,061
Other loss, net	(853)	—	—	—	(853)
Income (loss) before income taxes	53,367	—	8,118	(16,930)	44,555
Income tax provision	—	—	—	1,191	1,191
Net income (loss)	53,367	—	8,118	(18,121)	43,364
Net income attributable to noncontrolling interests	1,104	—	—	—	1,104
Net income (loss) attributable to Colony Financial, Inc.	$52,263	$—	$8,118	$(18,121)	$42,260

The net investments in each of the reportable segments are summarized as follows:

(In thousands)	December 31, 2013	December 31, 2012
Assets:
Real estate debt investments	$1,707,228	$939,448
Single-family residential rentals	530,007	251,501
Other real estate equity investments	344,244	70,496
Other assets not allocated to segments	47,073	174,122
Total consolidated assets	$2,628,552	$1,435,567

19. Selected Quarterly Financial Information (Unaudited)
The following is a summary of quarterly results of operations for the years ended December 31, 2013 and 2012:

	2013 Quarter Ended				2012 Quarter Ended
(In thousands, except per share data)	Dec 31	Sep 30	Jun 30	Mar 31	Dec 31	Sep 30	Jun 30	Mar 31
Equity in income of unconsolidated joint ventures	$30,862	$25,052	$22,992	$21,802	$21,464	$15,838	$15,994	$15,441
Interest income	26,486	22,122	17,455	11,412	10,752	10,816	9,051	5,826
Rental income and tenant reimbursements	789	—	—	—	—	—	—	—
Other income from affiliates	283	296	317	371	458	396	569	550
Total income	58,420	47,470	40,764	33,585	32,674	27,050	25,614	21,817
Management fees	6,951	6,520	6,422	6,370	6,706	3,812	3,944	4,520
Other expenses	12,167	7,861	7,094	4,806	4,662	4,583	4,398	3,928
Total expenses	19,118	14,381	13,516	11,176	11,368	8,395	8,342	8,448
Other (loss) gain, net	(19)	860	3,756	(63)	603	(331)	(276)	(228)
Income tax provision (benefit)	79	(14)	242	352	764	596	441	364
Net income	39,204	33,963	30,762	21,994	21,145	17,728	16,555	12,777
Net income attributable to noncontrolling interest	8,946	7,514	5,111	2,587	2,261	2,170	1,454	309
Net income attributable to Colony Financial, Inc.	30,258	26,449	25,651	19,407	18,884	15,558	15,101	12,468
Preferred dividends	5,355	5,355	5,355	5,355	5,355	5,102	3,082	376
Net income attributable to common stockholders	$24,903	$21,094	$20,296	$14,052	$13,529	$10,456	$12,019	$12,092
Net income per common share—basic	$0.34	$0.32	$0.31	$0.22	$0.31	$0.30	$0.36	$0.37
Net income per common share—diluted	$0.34	$0.32	$0.31	$0.22	$0.31	$0.30	$0.36	$0.37

20. Subsequent Events
On January 28, 2014, the Company issued $230.0 million of its convertible senior notes due on January 15, 2021, resulting in net proceeds of approximately $223.9 million to the Company after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The convertible notes bear interest at a rate equal to 3.875% per annum payable semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2014. The Company used a portion of the net proceeds to repay amounts outstanding under its secured revolving credit facility, and intends to use the remainder to acquire its target assets and for general corporate purposes.
Subsequent to the year end, the Company sold 405,899 shares of its common stock under the ATM Program for net offering proceeds of $8.5 million after deducting commissions.

In January 2014, the Company awarded 500,000 restricted shares of its common stock to the Manager under the Equity Incentive Plan. The award vests over a 3-year period as follows: 25% on grant date and 25% on each of the three anniversaries of the grant date.
In February 2014, the Company entered into a master repurchase agreement with a commercial bank to partially finance loans within its Transitional CRE Lending Platform. The repurchase facility provides up to $150 million of financing for eligible assets within the Transitional CRE Lending Platform and has an initial term of two years, plus a one-year extension option. Advances under the repurchase agreement will bear interest ranging from LIBOR plus a spread of 2.25% to 2.5%.
Subsequent to the year end, the Company invested $45.8 million in one new investment and a combined $69.1 million in four new loan originations in the Transitional CRE Lending Platform.

Colony Financial, Inc.
Schedule IV—Mortgage Loans on Real Estate
December 31, 2013

(Amounts in thousands)
Loan / Collateral Description / Location	Prior Liens(1)	Payment Terms(2)	Principal		Carrying Amount	Interest Rate		Maturity Date
First mortgages:
Assisted Living - Dallas, TX	$—	P&I	$3,207		$3,002	6.03%		November 2024
Assisted Living - Kennewick, WA	—	P&I	10,875		9,973	6.07%		January 2017
Hospitality - HI/NY	—	I/O	38,097		37,785	10.75%		September 2016
Hospitality - North America	—	P&I	150,867	(3)	126,288	8.57%		July 2014
Independent Living - Florissant, MO	—	P&I	9,277		8,655	5.95%		June 2016
Multifamily - Phoenix, AZ	—	P&I	6,858		6,590	4.88%		September 2014
Multifamily - Tucson, AZ	—	I/O	29,700		26,504	5.98%		May 2037
Multifamily - Tucson, AZ	—	I/O	3,100		2,166	6.09%		December 2032
Multifamily - El Cajon, CA	—	P&I	4,574		4,092	3.09%		December 2015
Multifamily - Riverside, CA	—	P&I	7,677		7,189	5.58%		December 2015
Multifamily - Branford, CT	—	P&I	18,000		16,416	4.16%		January 2019
Multifamily - Gainesville, FL	—	P&I	7,101		6,680	5.90%		June 2019
Multifamily - Jacksonville, FL	—	P&I	5,543		5,232	6.08%		December 2015
Multifamily - Stockbridge, GA	—	P&I	6,360		6,074	5.43%		April 2015
Multifamily - Niles, MI	—	P&I	1,224		1,198	8.05%		November 2015
Multifamily - Gulfport, MS	—	I/O	9,500		9,417	6.17%		January 2016
Multifamily - City Of Keene, NH	—	P&I	2,582		2,464	6.63%		November 2023
Multifamily - Orange, NJ	—	P&I	3,087		3,004	6.40%		July 2034
Multifamily - Las Vegas, NV	—	P&I	8,683		8,266	5.60%		December 2020
Multifamily - Bronx, NY	—	I/O	1,399		1,343	5.19%		January 2015
Multifamily - Columbus, OH	—	P&I	5,599		4,943	6.11%		August 2018
Multifamily - Collegeville, PA	—	I/O	11,000		9,949	4.20%		September 2022
Multifamily - Charleston, SC	—	P&I	1,540		1,453	6.11%		December 2020
Multifamily - Houston, TX	—	P&I	7,901		7,418	5.20%		September 2015
Multifamily - Houston, TX	—	P&I	2,762		2,377	4.66%		July 2017
Multifamily - Gillette, WY	—	P&I	18,166		16,916	5.26%		April 2019
Office - Ann Arbor, MI	—	I/O	10,425		10,338	7.17%		November 2015
Office - Madrid, Spain (5)	—	P&I	91,972		55,979	1.14%		August 2017
Office - Madrid, Spain (5)	—	P&I	17,782		8,623	1.67%	(4)	February 2015
Office - Chattanooga, TN	—	I/O	11,300		11,211	6.67%		January 2017
Other - Elkridge, MD	—	I/O	11,550		11,444	7.42%		October 2016
Retail - Jonesboro, AR	—	I/O	11,200		11,110	7.42%		November 2015
Retail - Leominster, MA	—	I/O	32,650		32,290	6.17%		June 2016
Retail - Murcia, Spain (5)	—	P&I	183,727		105,397	1.39%		August 2016
Student Housing - Georgetown , MI	—	P&I	4,412		3,921	3.49%		March 2016
Student Housing - Beaumont, TX	—	P&I	9,135		8,302	3.46%		October 2015
Subordinated debt and mezzanine:
Healthcare - CA	32,607	P&I	89,669		89,064	9.32%		December 2017
Hospitality - USA	770,000	I/O	330,909		328,185	10.97%	(4)	June 2016
Mixed use - New York, NY	25,252	P&I	14,400		14,394	20.92%		March 2016
Multifamily - Phoenix, AZ	—	P&I	2,654		1,767	5.60%		September 2014
Multifamily - City of Keene, NH	—	P&I	1,300		1,235	6.43%		November 2023
	$827,859		$1,197,764		$1,028,654

(1)	Prior liens represent loan amounts owned by third parties that are senior to the Company’s subordinated or mezzanine positions and are approximate.

(2)	P&I = principal and interest; I/O = interest only

(3)	Includes $11.5 million credit available to borrower upon full payoff

(4)	The loan is composed of multiple promissory notes. The interest rate is a blended weighted average rate calculated based upon the outstanding principal and interest rate on each note.

(5)	Loans denominated in Euro are translated at the spot rate of exchange as of December 31, 2013.

SIGNATURES
 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLONY FINANCIAL, INC.

Dated:	February 27, 2014	By:	/S/ DARREN J. TANGEN
Darren J. Tangen Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ THOMAS J. BARRACK, JR.	Executive Chairman of the Board of Directors	February 27, 2014
Thomas J. Barrack, Jr.

/S/ RICHARD B. SALTZMAN	Chief Executive Officer and President and Director (Principal Executive Officer)	February 27, 2014
Richard B. Saltzman

/S/ DARREN J. TANGEN	Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2014
Darren J. Tangen

/S/ GEORGE G. C. PARKER	Director	February 27, 2014
George G. C. Parker

/S/ JOHN A. SOMERS	Director	February 27, 2014
John A. Somers

/S/ JOHN L. STEFFENS	Director	February 27, 2014
John L. Steffens

EXHIBIT INDEX

Exhibit Number	Description
3.1
Articles of Amendment and Restatement of Colony Financial, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 5 to the Company's Registration Statement on Form S-11 (No. 333-160323) filed on September 23, 2009)

3.2
Articles Supplementary designating Colony Financial, Inc.'s 8.50% Series A Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share (incorporated by reference to Exhibit 3.2 to the Company's Form 8-A filed on March 20, 2012)

3.3
Articles Supplementary Establishing Additional Shares of 8.50% Series A Cumulative Redeemable Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on July 16, 2012)

3.4	Second Amended and Restated Bylaws of Colony Financial, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on March 8, 2013)
4.1
Specimen Common Stock Certificate of Colony Financial, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Company's Registration Statement on Form S-11 (No. 333-160323) filed on September 18, 2009)

4.2
Form of stock certificate evidencing the 8.50% Series A Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share (incorporated by reference to Exhibit 4.1 to the Company's Form 8-A filed on March 20, 2012)

4.3
Indenture, dated as of April 10, 2013, between the Company and the Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 10, 2013)

4.4
First Supplemental Indenture to the Indenture dated as of April 10, 2013 between the Company and the Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on April 10, 2013)

4.5
Second Supplemental Indenture, dated as of January 28, 2014, between the Company and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 23, 2014)

10.1
Private Placement Purchase Agreement between the Company and the persons listed on Schedule A thereto (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 12, 2009)

10.2
Registration Rights Agreement by and among the Company and the persons listed on Schedule A thereto (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 12, 2009)

10.3
Investment Allocation Agreement among Colony Financial, Inc., Colony Capital, LLC and Colony Financial Manager, LLC (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on November 12, 2009)

10.4
License Agreement between Colony Financial, Inc. and New Colony Investors, LLC regarding use of the Colony name (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on November 12, 2009)

10.5*
Indemnification Agreement by and between Colony Financial, Inc. and Thomas J. Barrack, Jr. (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed on November 12, 2009)

10.6*
Indemnification Agreement by and between Colony Financial, Inc. and Richard B. Saltzman (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q filed on November 12, 2009)

10.7*
Indemnification Agreement by and between Colony Financial, Inc. and Darren J. Tangen (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q filed on November 12, 2009)

10.8*
Indemnification Agreement by and between Colony Financial, Inc. and Kevin P. Traenkle (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q filed on November 12, 2009)

10.9*
Indemnification Agreement by and between Colony Financial, Inc. and Ronald M. Sanders (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q filed on November 12, 2009)

10.10*
Indemnification Agreement by and between Colony Financial, Inc. and Mark M. Hedstrom (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q filed on November 12, 2009)

10.11*
Indemnification Agreement by and between Colony Financial, Inc. and George G. C. Parker (incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q filed on November 12, 2009)

10.12*
Indemnification Agreement by and between Colony Financial, Inc. and John A. Somers (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q filed on November 12, 2009)

10.13*
Indemnification Agreement by and between Colony Financial, Inc. and John L. Steffens (incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q filed on November 12, 2009)

10.14*	2009 Non-Executive Director Stock Plan of Colony Financial, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8 filed on September 29, 2009)

Exhibit Number	Description
10.15*
Form of Restricted Stock Award Agreement for Non-Executive Directors (incorporated by reference to Exhibit 10.9 to Amendment No. 5 to the Company's Registration Statement on Form S-11 (No. 333-160323) filed on September 23, 2009)

10.16*
Form of Stock Option Award Agreement for Non-Executive Directors (incorporated by reference to Exhibit 10.13 to Amendment No. 4 to the Company's Registration Statement on Form S-11 (No. 333-160323) filed on September 18, 2009)

10.17
Securities Purchase Agreement, dated December 20, 2010, among Colony Financial, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 21, 2010)

10.18
Registration Rights Agreement, dated December 20, 2010, among Colony Financial, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 21, 2010)

10.19
Credit Agreement, dated as of August 6, 2013, among Colony Financial, Inc., the several banks and other financial institutions or entities from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 8, 2013)

10.20*
Form of Restricted Stock Award Agreement under the Colony Financial, Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2011)

10.21*
Form of Non-Qualified Stock Option Award Agreement under the Colony Financial, Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2011)

10.22
Second Amended and Restated Management Agreement, dated as of March 6, 2013, by and among Colony Financial, Inc., Colony Financial TRS, LLC and Colony Financial Manager, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 8, 2013)

10.23*
Amended and Restated Secondment Agreement by and between Colony Financial, Inc. and Colony Capital, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 26, 2012)

10.24*	Amended and Restated 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 8, 2012)
10.25
Partnership Subscription Agreement for Purchase of An Associate General Partnership Interest in CSFR Operating Partnership, L.P. dated as of July 31, 2012 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2012)

10.26
Uncommitted Master Repurchase Agreement, dated as of February 5, 2014, between CMC Loan Funding A, LLC, as seller, and JPMorgan Chase Bank, National Association, as buyer (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 10, 2014)

10.27
Guarantee Agreement, dated as of February 5, 2014, made by Colony Financial, Inc., as guarantor, in favor of JPMorgan Chase Bank, National Association, as buyer (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 10, 2014)

12.1**	Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Dividends
21.1**	List of Subsidiaries of Colony Financial, Inc.
23.1**	Consent of Ernst & Young LLP
31.1**	Certification of Richard B. Saltzman, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**
Certification of Darren J. Tangen, Chief Operating officer, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Richard B. Saltzman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**
Certification of Darren J. Tangen, Chief Operating officer, Chief Financial Officer and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**
Financial statements from the Annual Report on Form 10-K of Colony Financial, Inc. for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Equity, (5) Consolidated Statements of Cash Flows and (6) Notes to Consolidated Financial Statements.

*	Denotes a management contract or compensatory, plan contract or arrangement.

**	Filed herewith