Form 10-Q
period 2014-03-31
Colony Financial, Inc.
filed 2014-05-12
CIK 1467076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 8, 2014, 92,359,038 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding.

COLONY FINANCIAL, INC.

PART I—FINANCIAL INFORMATION
ITEM 1.    Financial Statements.
COLONY FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash	$84,392	$43,167
Investments in unconsolidated joint ventures	1,373,047	1,369,529
Loans held for investment, net	1,503,864	1,028,654
Real estate assets, net	111,585	112,468
Beneficial interests in debt securities, available-for-sale, at fair value	30,636	30,834
Other assets	61,740	43,900
Total assets	$3,165,264	$2,628,552
LIABILITIES AND EQUITY
Liabilities:
Line of credit	$—	$138,500
Secured financing	349,278	277,607
Accrued and other liabilities	35,315	18,105
Due to affiliates	8,010	7,986
Dividends payable	37,681	32,127
Convertible senior notes	430,000	200,000
Total liabilities	860,284	674,325
Commitments and contingencies (Note 17)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value, 8.5% Series A Cumulative Redeemable Perpetual, $252,000 liquidation preference, 50,000,000 shares authorized, 10,080,000 shares issued and outstanding	101	101
Common stock, $0.01 par value, 450,000,000 shares authorized, 92,359,374 and 76,492,225 shares issued and outstanding, respectively	923	765
Additional paid-in capital	2,040,856	1,701,274
Distributions in excess of earnings	(36,374)	(20,423)
Accumulated other comprehensive (loss) income	(522)	2,593
Total stockholders’ equity	2,004,984	1,684,310
Noncontrolling interests	299,996	269,917
Total equity	2,304,980	1,954,227
Total liabilities and equity	$3,165,264	$2,628,552
The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Income
Equity in income of unconsolidated joint ventures	$22,639	$21,802
Interest income	33,102	11,412
Rental income and tenant reimbursements	3,241	—
Other income from affiliates	225	371
Total income	59,207	33,585
Expenses
Management fees (including $4,071 and $1,118 of share-based compensation, respectively)	10,713	6,370
Investment and servicing expenses (including $746 and $342 reimbursable to affiliates, respectively)	1,261	608
Transaction costs	4,550	—
Interest expense	8,949	2,355
Property operating expenses	848	—
Depreciation and amortization	1,252	—
Administrative expenses (including $991 and $661 reimbursable to affiliates, respectively)	2,519	1,843
Total expenses	30,092	11,176
Other gain (loss), net	980	(63)
Income before income taxes	30,095	22,346
Income tax provision	245	352
Net income	29,850	21,994
Net income attributable to noncontrolling interests	8,120	2,587
Net income attributable to Colony Financial, Inc.	21,730	19,407
Preferred dividends	5,355	5,355
Net income attributable to common stockholders	$16,375	$14,052
Net income per common share:
Basic	$0.20	$0.22
Diluted	$0.20	$0.22
Weighted average number of common shares outstanding:
Basic	80,952,200	62,027,300
Diluted	80,952,200	62,027,300
Dividends declared per common share	$0.35	$0.35
The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$29,850	$21,994
Other comprehensive income (loss), net of tax:
Equity in other comprehensive (loss) income of unconsolidated joint ventures, net	(3,621)	4,599
Unrealized (loss) gain on beneficial interests in debt securities	(27)	68
Net change in fair value of cash flow hedge	5	—
Foreign currency translation adjustments:
Foreign currency translation adjustment gain (loss)	264	(1,019)
Change in fair value of net investment hedges	328	439
Net foreign currency translation adjustments	592	(580)
Other comprehensive (loss) income	(3,051)	4,087
Comprehensive income	26,799	26,081
Comprehensive income attributable to noncontrolling interests	8,184	2,617
Comprehensive income attributable to stockholders	$18,615	$23,464
The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share and per share data)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained (Distributions in Excess of) Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2012	10,080,000	$101	53,091,623	$531	$1,222,682	$(5,167)	$5,184	$1,223,331	$59,699	$1,283,030
Net income	—	—	—	—	—	19,407	—	19,407	2,587	21,994
Other comprehensive income	—	—	—	—	—	—	4,057	4,057	30	4,087
Common stock offerings	—	—	11,500,000	115	232,185	—	—	232,300	—	232,300
Offering costs	—	—	—	—	(280)	—	—	(280)	—	(280)
Share-based payments	—	—	6,837	—	1,187	—	—	1,187	—	1,187
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	6,853	6,853
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(2,567)	(2,567)
Preferred stock dividends	—	—	—	—	—	(5,355)	—	(5,355)	—	(5,355)
Common stock dividends declared ($0.35 per share)	—	—	—	—	—	(22,610)	—	(22,610)	—	(22,610)
Balance at March 31, 2013	10,080,000	$101	64,598,460	$646	$1,455,774	$(13,725)	$9,241	$1,452,037	$66,602	$1,518,639

Balance at December 31, 2013	10,080,000	$101	76,492,225	$765	$1,701,274	$(20,423)	$2,593	$1,684,310	$269,917	$1,954,227
Net income	—	—	—	—	—	21,730	—	21,730	8,120	29,850
Other comprehensive (loss) income	—	—	—	—	—	—	(3,115)	(3,115)	64	(3,051)
Common stock offerings	—	—	15,355,899	154	335,802	—	—	335,956	—	335,956
Offering costs	—	—	—	—	(376)	—	—	(376)	—	(376)
Share-based payments	—	—	511,250	4	4,156	—	—	4,160	—	4,160
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	29,815	29,815
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(7,920)	(7,920)
Preferred stock dividends	—	—	—	—	—	(5,355)	—	(5,355)	—	(5,355)
Common stock dividends declared ($0.35 per share)	—	—	—	—	—	(32,326)	—	(32,326)	—	(32,326)
Balance at March 31, 2014	10,080,000	$101	92,359,374	$923	$2,040,856	$(36,374)	$(522)	$2,004,984	$299,996	$2,304,980
The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash Flows from Operating Activities
Net income	$29,850	$21,994
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discount and net origination fees on purchased and originated loans	(7,440)	(1,301)
Paid-in-kind interest added to loan principal	—	(218)
Amortization of deferred financing costs	932	714
Equity in income of unconsolidated joint ventures	(22,639)	(21,802)
Distributions of income from unconsolidated joint ventures	24,027	25,343
Depreciation and amortization	1,252	—
Share-based payments	4,160	1,187
Changes in operating assets and liabilities:
Increase in other assets	(5,411)	(1,795)
Increase in accrued and other liabilities	8,296	1,717
Increase in due to affiliates	24	858
Other adjustments, net	265	232
Net cash provided by operating activities	33,316	26,929
Cash Flows from Investing Activities
Contributions to unconsolidated joint ventures	(58,188)	(223,781)
Distributions from unconsolidated joint ventures	49,749	23,935
Investments in purchased loans receivable, net of seller financing	(44,330)	—
Repayments of principal on loans receivable	13,146	4,974
Net disbursements on originated loans	(354,049)	(122,516)
Other investing activities, net	1,736	(2,545)
Net cash used in investing activities	(391,936)	(319,933)
Cash Flows from Financing Activities
Proceeds from issuance of common stock, net	335,956	232,300
Dividends paid to preferred stockholders	(5,355)	(5,355)
Dividends paid to common stockholders	(26,772)	(21,087)
Line of credit borrowings	339,000	—
Line of credit repayments	(477,500)	—
Secured financing repayments	(10,657)	(4,951)
Net proceeds from issuance of convertible senior notes	224,250	—
Payment of deferred financing costs	(606)	—
Payment of offering costs	(376)	(314)
Contributions from noncontrolling interests	29,815	6,853
Distributions to noncontrolling interests	(7,920)	(2,567)
Other financing activities, net	(42)	—
Net cash provided by financing activities	399,793	204,879
Effect of exchange rates on cash	52	—
Net increase (decrease) in cash	41,225	(88,125)
Cash, beginning of period	43,167	170,199
Cash, end of period	$84,392	$82,074

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$4,176	$1,755
Cash paid for income taxes	$450	$81
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends payable	$37,681	$27,965
Seller-provided secured financing on purchased loans	$82,328	$—
Deferred financing costs deducted from convertible debt issuance proceeds	$5,750	$—
Offering costs included in accrued and other liabilities	$—	$189
The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
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
The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. However, the results of operations for the interim period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other future period. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as amended.

2. Significant Accounting Policies
Principles of Consolidation
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

Recent Accounting Updates
Discontinued Operations—In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under ASU No. 2014-08, the disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the business component is classified as held-for-sale, or disposed of by sale or otherwise. In addition, ASU No. 2014-08 requires additional disclosures for reporting discontinued operations. ASU No. 2014-08 is effective for reporting periods beginning on or after December 15, 2014, with early adoption permissible, but only for disposals (or classifications as held-for-sale) that have not been reported in financial statements previously issued. The Company adopted this new guidance effective January 1, 2014, which did not have a significant effect on the Company's consolidated financial position, results of operations or cash flows.

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
The Company’s investments in unconsolidated joint ventures are summarized below:

(Amounts in thousands)			Ownership Percentage at March 31, 2014(1)	Carrying Value
Joint Ventures		Investment Status at March 31, 2014		March 31, 2014	December 31, 2013
CAH Operating Partnership, L.P.		Investment in CAH OP, an investment vehicle created for the purpose of acquiring and renting single-family homes	24.3%	$526,085	$530,007
Portfolio 8 Investors, LLC	(2)	Preferred equity investment in an entity that acquired a multifamily portfolio composed of approximately 7,600 units located in Georgia, Florida and Texas	75.0%	152,866	148,683
ColFin Court Square Funding, LLC		Preferred equity investment in an entity that acquired a Class A office tower located in Long Island City, New York	50.0%	49,848	49,103
ColFin Hunt Holdco A, LLC and ColFin Hunt Holdco B, LLC		1 non-performing commercial real estate loan and 2 REO properties	37.9%	36,284	36,133
ColFin NW Funding, LLC		15 performing acquired first mortgages secured by commercial real estate	37.9%	34,003	33,682
ColFin 2011 CRE Holdco, LLC and Colony AMC 2011 CRE, LLC		388 performing and non-performing loans acquired in a structured transaction with the Federal Deposit Insurance Corporation (the “FDIC”), secured mostly by commercial real estate, and 26 REO properties	44.4%	31,237	34,298
ColFin JIH Holdco, LLC, ColFin JIH Mezzco A, LLC and ColFin JIH Opco, LLC		Equity interests in and senior mezzanine loan receivable from entities owning a portfolio of 102 limited service hotels	33.3%	30,924	31,559
ColFin Bulls Funding A, LLC and ColFin Bulls Funding B, LLC		327 performing and non-performing acquired loans consisting of substantially all first mortgage recourse commercial real estate loans and 18 REO properties	32.5%	30,076	30,309
ColFin DB Guarantor, LLC and Colony AMC DB, LLC		419 performing and non-performing loans acquired in a structured transaction with the FDIC, secured mostly by commercial real estate and 111 REO properties	33.3%	23,559	26,293
ColFin STC Funding, LLC		Acquired performing senior mortgage loan secured by a retail property in Florida	50.0%	23,307	23,299

(Amounts in thousands)			Ownership Percentage at March 31, 2014(1)	Carrying Value
Joint Ventures		Investment Status at March 31, 2014		March 31, 2014	December 31, 2013
ColFin ARP Funding, LLC		First mortgage loan to finance the acquisition and redevelopment of high-end, single family residential properties in infill, coastal southern California markets	50.0%	23,238	15,350
W&D Interim Lender, LLC	(3)	First mortgage loan secured by a student housing community in New York	90.0%	22,302	22,309
ColFin London Funding, LLC		6 performing and non-performing acquired loans secured by commercial real estate	50.0%	20,256	18,138
ColFin Cabo Palm Funding, LLC		Participation in junior first mortgage interest secured by a luxury beach resort in Mexico	50.0%	20,079	20,072
ColFin 666 Funding, LLC		First mortgage pari-passu participation interest secured by Class A midtown Manhattan office building	33.3%	19,271	19,096
ColFin PHX Tower Funding, LLC		Equity interest in a high-rise office tower located in Phoenix, Arizona	50.0%	18,354	18,408
ColFin SXC Funding, LLC		Performing originated mezzanine loan cross-collateralized by a portfolio of select service hotels	50.0%	17,981	13,853
ColFin Grand Cul Funding, LLC		First mortgage loans secured by a partially constructed hotel and residential development project located in the Caribbean	33.3%	17,129	16,595
ColFin Inland Funding, LLC and ColFin Inland Investor, LLC		First mortgage loan secured by a Southern California master planned development and equity participation rights	50.0%	16,592	16,068
CF/CDG Lake Ranch Venture, LLC	(4)	First mortgage loan secured by a 135-acre residential development project located in Riverside, CA and equity participation rights	n/a	16,542	—
ColFin FCDC Funding, LLC		Equity interests acquired through deed-in-lieu in 2 partially developed master planned communities located in California	50.0%	15,742	15,894
ColFin 2012 CRE ADC Holdco, LLC and Colony AMC 2012 CRE ADC, LLC		359 performing and non-performing loans acquired in a structured transaction with the FDIC, mostly secured by commercial real estate and 8 REO properties	50.0%	15,531	16,795
Other unconsolidated joint ventures		27 investments, each with less than $15 million carrying value at March 31, 2014	4.5% to 50.0%	211,841	233,585
				$1,373,047	$1,369,529

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

(4)
Pursuant to the terms of the loan agreement, the Company participates in the residual profits of this ADC project. The Company evaluated the characteristics of the loan and concluded that the risks and rewards of the arrangement are more similar to those associated with an investment in joint venture. Accordingly, the Company accounts for this loan receivable under the equity method.

Activity in the Company’s investments in unconsolidated joint ventures is summarized below:

(In thousands)
Balance at December 31, 2013	$1,369,529
Contributions	58,188
Distributions	(73,776)
Equity in net income	22,639
Equity in other comprehensive income	244
Equity in realized gain reclassified from accumulated other comprehensive income	(3,865)
Foreign currency translation gain	88
Balance at March 31, 2014	$1,373,047
During the three months ended March 31, 2014, the Company invested a combined $58.2 million, of which $42.2 million was invested in three new unconsolidated joint ventures. Two of the three new investments represent equity interests in the borrower entities to which the Company concurrently provided financing in the form of first mortgage and mezzanine loans (see Note 4). The remaining new investment is an ADC loan which is accounted for under the equity method as described above. Two investments in unconsolidated joint ventures were fully resolved during the quarter.
During the three months ended March 31, 2013, the Company invested a combined $103 million in five new unconsolidated joint ventures representing four originations and one loan acquisition, and $120 million in CAH OP.
Combined condensed balance sheets and statements of operations for all unconsolidated joint ventures are presented below:
Combined Condensed Balance Sheets of Unconsolidated Joint Ventures

(In thousands)	March 31, 2014	December 31, 2013
Assets:
Cash and cash equivalents	$377,949	$321,183
Loans receivable, net	1,952,724	2,171,943
Investments in real estate	4,380,351	3,658,940
Investments in unconsolidated joint ventures	464,199	459,010
Debt and equity securities, available-for-sale, at fair value	—	24,753
Other assets	285,471	345,196
Total assets	$7,460,694	$6,981,025
Liabilities:
Debt	$2,143,562	$1,515,188
Other liabilities	149,050	140,509
Total liabilities	2,292,612	1,655,697
Owners’ equity	4,391,794	4,465,363
Noncontrolling interests	776,288	859,965
Total liabilities and equity	$7,460,694	$6,981,025
Company’s share of equity	$1,373,047	$1,369,529

Combined Condensed Statements of Operations of Unconsolidated Joint Ventures

	Three Months Ended March 31,
(In thousands)	2014	2013
Income:
Interest income	$82,224	$86,928
Property operating income	84,934	29,397
Equity in income of unconsolidated joint ventures	9,787	6,278
Other income	9,054	4,477
Total income	185,999	127,080
Expenses:
Interest expense	18,545	4,104
Property operating expenses	63,716	26,810
Depreciation and amortization	28,953	6,189
Other expenses	21,916	18,182
Total expenses	133,130	55,285
Other income:
Realized and unrealized gain on investments, net	18,690	56,185
Net income	71,559	127,980
Net income attributable to noncontrolling interests	20,341	29,452
Net income attributable to members	$51,218	$98,528
Company’s equity in net income	$22,639	$21,802
The Company’s investments in CAH OP represented 17% and 20% of the Company's total assets as of March 31, 2014 and December 31, 2013, respectively. No other single investment in an unconsolidated joint venture represented greater than 10% of total assets.
No single investment in an unconsolidated joint venture generated greater than 10% of total income for the three months ended March 31, 2014. For the three months ended March 31, 2013, ColFin FRB Investor, LLC generated 13% of the Company's total income.
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
Certain unconsolidated joint ventures reimburse Colony Capital and its affiliates for costs incurred on their behalf, including costs of property management personnel. The joint ventures, including AMCs, were allocated approximately $7.8 million and $5.5 million in costs from such affiliates of the Manager for the three months ended March 31, 2014 and 2013, respectively. Such costs are included in property operating and other expenses in the combined condensed statements of operations of unconsolidated joint ventures above. The Company’s proportionate share, based upon its percentage interests in the joint ventures, was $2.1 million and $1.7 million for the three months ended March 31, 2014 and 2013, respectively.
Until October 16, 2013, an affiliate of CAH OP's manager provided construction and rehabilitation services on the single-family rental homes held through CAH OP. CAH OP reimbursed approximately $4.9 million for the three months ended March 31, 2013 to the affiliate for third party costs and overhead, which have been capitalized or expensed, as appropriate, in accordance with the capitalization policy of CAH OP. Pursuant to a distribution agreement dated as of October 16, 2013, the affiliate relationship between CAH OP’s manager and the provider of such construction and rehabilitation services was terminated.

4. Loans Receivable
The following table summarizes the Company’s loans held for investment, including purchased credit-impaired ("PCI") loans:

	March 31, 2014					December 31, 2013
(Amounts in thousands)	Principal	Carrying Amount	Weighted Average Coupon	Weighted Average Maturity in Years	Number of Loans	Principal	Carrying Amount	Weighted Average Coupon	Weighted Average Maturity in Years	Number of Loans
Non-PCI Loans:
Mortgage loans	$806,802	$756,066	7.7%	4.4	38	$463,552	$423,078	7.1%	3.9	33
B-note	142,811	140,275	9.5%	3.0	3	104,068	103,458	10.9%	3.8	2
Mezzanine loans	375,454	372,948	11.0%	2.5	5	330,909	328,185	11.0%	2.4	2
	1,325,067	1,269,289			46	898,529	854,721			37
Purchased Credit-Impaired Loans:
Mortgage loans	362,980	234,575			7	299,235	173,933			5
	$1,688,047	$1,503,864			53	$1,197,764	$1,028,654			42

The following table summarizes the Company's investments in non-PCI loans with variable interest rates:

(Amounts in thousands)	Index		Weighted Average Spread	Weighted Average Rate		Principal	Carrying Amount	Number of Loans
March 31, 2014
Mortgage loans	1-Month LIBOR	(1)	5.1%	7.1%	(3)	$363,464	$336,474	14
Mortgage loan	1-Month Reference Bills	(2)	4.7%	4.7%		29,961	27,680	3
Mezzanine loans	1-Month LIBOR		10.8%	11.0%		335,453	332,948	4
						$728,878	$697,102	21

December 31, 2013
Mortgage loans	1-Month LIBOR	(1)	4.9%	7.7%	(3)	$246,478	$220,111	9
Mortgage loan	1-Month Reference Bills	(2)	4.7%	4.7%		30,064	27,595	3
Mezzanine loans	1-Month LIBOR		10.8%	11.0%		330,909	328,185	2
						$607,451	$575,891	14

(1)	LIBOR = London Interbank Offered Rate

(2)	Reference Bills = Freddie Mac Reference Bill index

(3)	Certain loans are subject to a LIBOR floor which is higher than the actual LIBOR at March 31, 2014.
Activity in loans held for investment is summarized below:

(In thousands)	2014	2013
Balance at January 1	$1,028,654	$333,569
Loan acquisitions and originations	480,707	122,516
Paid-in-kind interest added to loan principal	—	218
Discount and net loan fee amortization	9,026	1,301
Principal repayments	(13,146)	(4,974)
Payments received from PCI loans	(1,586)	—
Effect of changes in foreign exchange rates	209	—
Balance at March 31	$1,503,864	$452,630
During the three months ended March 31, 2014, the Company invested $481 million in the origination or acquisition of loans as follows:

•
$92 million, net of origination fees, to originate six loans within the Company's Transitional CRE (Commercial Real Estate) Lending Platform. The loans bear interest, on a weighted average basis, at 1-month LIBOR plus 6.6%, and have initial terms of 2 to 3 years. The underlying collateral includes retail, multifamily, office and hospitality properties.

Eleven loans originated within the Platform were included in a floating rate securitization that was completed in April 2014 (see Note 19);

•
$40 million, including $7 million by a noncontrolling interest, funded in the origination of a $45 million mezzanine loan to acquire an REO resort property consisting of a luxury hotel and condominium units for resale located in Maui, Hawaii. The initial capitalization of the investment also includes a $15 million, or 50%, equity investment in the same borrower entity (see Note 3), with the remainder of the equity owned by an unaffiliated investor;

•
$222 million to originate a loan primarily collateralized by a first mortgage on a shopping center in U.K., including $9 million by a noncontrolling interest. The Company and the noncontrolling interest also have a $11 million equity interest in the same borrower entity (see Note 3);

•
$127 million to acquire a portfolio of two performing loans and one PCI loan secured by retail, industrial and hospitality properties located throughout the United States, including $27 million by a noncontrolling interest.

A mezzanine loan partially owned by noncontrolling interests and secured by hotel properties represented 10% and 12% of the Company's total assets as of March 31, 2014 and December 31, 2013, respectively. The same loan generated 16% of total income for the three months ended March 31, 2014.
Two first mortgage loans, which share the same corporate guarantor and partially owned by noncontrolling interests, generated 10% and 19% of total income for the three months ended March 31, 2014 and 2013, respectively.
As of March 31, 2014, all loans were current and performing in accordance with their contractual terms. There were no troubled debt restructurings during the three months ended March 31, 2014 and 2013.
Minimum scheduled principal payments required under the loan agreements, excluding PCI loans, as of March 31, 2014 are as follows:

Year Ending December 31,	(In thousands)
Remaining 2014	$149,379	(1)
2015	113,390
2016	522,808
2017	151,442
2018	7,352
2019 and after	369,196
Total	$1,313,567

(1) Net of $11.5 million credit available to borrower upon full payoff.
Purchased Credit-Impaired Loans
At March 31, 2014, the Company had the following loans receivable that were considered PCI loans:

•
In October 2013, the Company and a 27% noncontrolling interest acquired a portfolio of 27 loans secured by multifamily and senior housing assets, all of which were performing at acquisition. Two of the 27 loans are considered PCI loans for which the Company expects to collect less than the contractually required amounts.

•
In November 2013, the Company and a 17% noncontrolling interest acquired participation interests in three PCI loans secured by office and retail properties in Spain. In January 2014, the Company recognized $4.6 million in transaction costs associated with the transfer of the loans as the loans were acquired through Spanish securitization trusts.

•
In March 2014, the Company and a 21% noncontrolling interest acquired a first mortgage loan secured by industrial assets with a fair value at acquisition of $56 million. While currently performing, the loan was underwritten to likely go into default at which point various remedies will be considered, including foreclosing on the underlying collateral. As the timing and amount of cash flows will depend largely upon the timing and form of the remedy taken, the Company recognizes interest income on a cash basis and has not disclosed the accretable yield and nonaccretable difference at acquisition for this loan.

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

Changes in the accretable yield for the PCI loans were as follows:

(In thousands)
Accretable yield at December 31, 2013	$130,823
Additions	—
Accretion	(5,488)
Effect of changes in foreign exchange rates	(40)
Accretable yield at March 31, 2014	$125,295
The factors that most significantly affect estimates of cash flows expected to be collected, and accordingly the accretable yield, include: (i) estimate of the remaining life of acquired loans which may change the amount of future interest income; (ii) changes to prepayment assumptions; (iii) changes to collateral value assumptions for loans expected to foreclose; and (iv) changes in interest rates on variable rate loans. During the three months ended March 31, 2014, there were no changes to the estimates of cash flows expected to be collected on PCI loans and there were no significant changes to the factors described above since their acquisition.

5. Real Estate Assets
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
The following table summarizes information regarding the components of real estate assets purchased as part of the above acquisition and held for investment:

(Amounts in thousands)	March 31, 2014	December 31, 2013	Estimated Useful Life (in years)
Land	$8,319	$8,319	n/a
Buildings and improvements	97,011	97,011	10 - 40
Tenant improvements	7,356	7,356	6.8
	112,686	112,686
Accumulated depreciation	(1,101)	(218)
Net carrying amount	$111,585	$112,468

Depreciation expense for the three months ended March 31, 2014 was $883,000.

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

(In thousands)	March 31, 2014	December 31, 2013
Principal	$28,000	$28,000
Unamortized premium	2,336	2,507
Amortized cost	30,336	30,507
Unrealized gain included in accumulated other comprehensive income	300	327
Fair value	$30,636	$30,834
Concurrently with the acquisition of beneficial interests in debt securities, the Company’s strategic partner entered into an interest rate swap agreement with the borrower (see Note 10).

7. Other Assets
The following table summarizes the Company's other assets:

(In thousands)	March 31, 2014		December 31, 2013
Restricted cash	$9,342	(1)	$7,898	(1)
Deferred financing costs, net	22,129	(2)	11,275	(2)
In-place lease value, net	7,486		7,773
Deferred leasing costs, net	2,118		2,199
Receivables	11,473		8,277
Derivative assets, net of tax effect	5,012		3,108
Deferred tax assets, net of allowances	2,691	(3)	2,391	(3)
Other	1,489		979
Total other assets	$61,740		$43,900

(1)	Restricted cash includes borrower escrow accounts and an interest reserve account to service secured financing.

(2)	Deferred financing costs are shown net of accumulated amortization of $7.5 million and $6.5 million as of March 31, 2014 and December 31, 2013, respectively.

(3)	Deferred tax assets are shown net of allowances of $356,000 as of March 31, 2014 and December 31, 2013.
Acquired Intangible Assets
The following table summarizes intangible assets acquired as part of the operating real estate property (see Note 5):

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
March 31, 2014
In-place lease	$7,845	$(359)	$7,486
Deferred leasing costs	2,219	(101)	2,118
	$10,064	$(460)	$9,604
December 31, 2013
In-place lease	$7,845	$(72)	$7,773
Deferred leasing costs	2,219	(20)	2,199
	$10,064	$(92)	$9,972
These lease-related intangible assets are amortized on a straight-line basis as an increase to amortization expense over the remaining term of the applicable leases, or 6.8 years as of the acquisition date. Amortization expense for the three months ended March 31, 2014 was $369,000.

8. Line of Credit
On August 6, 2013, the Company entered into a credit agreement (the “JPM Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent, and certain lenders. The JPM Credit Agreement provided a secured revolving credit facility in the initial maximum principal amount of $360 million which may be increased to $600 million, subject to certain conditions, including each lender or substitute lender agreeing to provide commitments for such increased amount. Subsequently, the maximum principal amount was increased by $60 million to $420 million as two of the lenders increased their share of commitments.
The maximum amount available to borrow under the JPM Credit Agreement at any time is limited by a borrowing base of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of net book value or a multiple of Core Earnings (as defined in the management agreement between the Company and the Manager). As of March 31, 2014, the borrowing base valuation was sufficient to permit borrowings of up to the entire $420 million commitment, all of which remained available.
Advances under the JPM Credit Agreement accrue interest at a per annum rate equal to the sum of LIBOR plus 2.75% or 3.00%, depending upon the leverage ratio as defined in the JPM Credit Agreement. At March 31, 2014, the applicable spread was 2.75% and the Company had no outstanding borrowings. The Company also pays a commitment fee of 0.5% or 0.4% of the unused amount (0.5% at March 31, 2014), depending upon usage.
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
The JPM Credit Agreement contains various affirmative and negative covenants, including financial covenants that require the Company to maintain minimum tangible net worth and liquidity levels and financial ratios, as defined in the JPM Credit Agreement. At March 31, 2014, the Company was in compliance with all of these financial covenants.
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

9. Debt
Secured Financing
The following table summarizes certain information about the Company's secured debt:

(Amounts in thousands)				Outstanding Balance
Type	Collateral	Interest Rate	Maturity Date	March 31, 2014	December 31, 2013
Secured financing (1)	Participation interest in first mortgage loan	5% fixed	July 2014	$73,405	$74,607
Secured financing (2)	Portfolio of 23 first mortgage loans and 2 subordinated loans	1-month LIBOR+2.85%	December 2017	105,545	115,000
Secured financing (3)	Senior participation interest in a portfolio of 2 first mortgage loans and 1 subordinated loan	1-month LIBOR+2.85%	N/A	82,328	—
First mortgage loan (4)	Office property in Minnesota	4.84% fixed	January 2024	88,000	88,000
Total				$349,278	$277,607

(1)
In connection with the acquisition of a $181 million participation interest in a first mortgage loan in May 2012, the seller provided concurrent non-recourse financing for $103.5 million, or 65% of the purchase price. Concurrently with the loan acquisition, the borrower funded, on behalf of the Company, an interest reserve account in an amount sufficient to service the interest for the term of the secured financing. The interest reserve account is controlled by the secured financing lender and is included in other assets in the accompanying balance sheets. In April 2014, the first mortgage loan and the non-recourse financing were both repaid in full.

(2)
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

(3)
In connection with the acquisition of a portfolio of 3 loans secured by retail, hospitality and industrial assets in March 2014 (see Note 4), a lender provided concurrent non-recourse financing for $82.3 million, or 65% of the aggregate purchase price. Although the financing has no contractual maturity date, any principal repayments from the underlying collateral loan portfolio must be applied to repay the financing until the balance is paid in full.

(4)
The loan requires monthly interest payments until January 2016, then principal and interest payments based on a 30-year amortization period. The loan agreement requires rent receipts from the collateral property to be initially deposited into a lockbox account controlled by the lender. The excess of monthly rent receipts over monthly debt service is remitted to the Company.

The financing agreements require minimum scheduled principal payments or payments that depend upon the net cash flows from the collateral assets and the ratio of principal outstanding to collateral. The following table summarizes such minimum principal payments and estimated principal payments based upon reasonable expectations of cash flows from the underlying collateral assets as of March 31, 2014:

Year Ending December 31,	(In thousands)
Remaining 2014	$92,947
2015	79,056
2016	45,920
2017	45,856
2018	1,402
2019 and after	84,097
Total	$349,278

Convertible Senior Notes
On April 10, 2013, the Company issued $200 million of its 5.00% Convertible Senior Notes due on April 15, 2023 (the "5% Convertible Notes"). The 5% Convertible Notes were sold to the underwriters at a discount of 3%, resulting in net proceeds of $194 million to the Company. The 5% Convertible Notes bear interest at 5.00% per annum payable, semiannually in arrears on April 15 and October 15 of each year in the amount of $5 million.
The 5% Convertible Notes are convertible, at the holders' option, into shares of the Company's common stock at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, subject to certain limitations as described in the indenture, at the applicable conversion rate in effect on the conversion date. The conversion rate is initially set to equal 42.3819 shares of common stock per $1,000 principal amount of convertible notes (equivalent to a conversion price of approximately $23.60 per share of common stock), subject to adjustment upon the occurrence of certain events. The Company may redeem the 5% Convertible Notes at its option at any time on or after April 22, 2020 if the last reported sale price of its common stock has been at least 130% of the conversion price of the convertible notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption, at a redemption price equal to 100% of the principal amount of the convertible notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
On January 28, 2014, the Company issued $230 million of its 3.875% Convertible Senior Notes due on January 15, 2021 (the "3.875% Convertible Notes"). The 3.875% Convertible Notes were sold to the underwriters at a discount of 2.5%, resulting in net proceeds of approximately $223.9 million to the Company after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The 3.875% Convertible Notes bear interest at a rate equal to 3.875% per annum payable semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2014.
The 3.875% Convertible Notes are convertible, at the holders' option, into shares of the Company's common stock at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, subject to certain limitations as described in the indenture, at the applicable conversion rate in effect on the conversion date. The conversion rate is initially set to equal 40.2941 shares of common stock per $1,000 principal amount of convertible notes (equivalent to a conversion price of approximately $24.82 per share of common stock), subject to adjustment upon the occurrence of certain events. The Company may redeem the 3.875% Convertible Notes at its option at any time on or after January 22, 2019 if the last reported sale price of our common stock has been at least 130% of the conversion price of the convertible notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption, at a redemption price equal to 100% of the principal amount of the convertible notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. The Company used a portion of the net proceeds to repay amounts then outstanding under its secured revolving credit facility and to acquire its target assets and for general corporate purposes.
Warehouse Facility
In February 2014, the Company entered into a master repurchase agreement with a commercial bank to partially finance loans within its Transitional CRE Lending Platform. The repurchase facility provides up to $150 million of financing for eligible assets within the Transitional CRE Lending Platform and has an initial term of 2 years, plus a 1-year extension option. Advances under the repurchase agreement will bear interest ranging from LIBOR plus a spread of 2.25% to 2.5%. At March 31, 2014, no amounts had been drawn under the facility.

10. Derivatives and Hedging
Net Investment Hedges
The Company has investments in unconsolidated joint ventures and loans denominated in Euro and British Pound that expose the Company to foreign currency risk. The Company’s combined Euro and British Pound net investments in such joint ventures and loans receivable totaled approximately €163.5 million and £141.2 million, or $460.4 million, as of March 31, 2014 and €166.2 million, or $228.4 million, as of December 31, 2013.
The Company uses forwards and collars (consisting of caps and floors) without upfront premium costs to hedge the foreign currency exposure of its net investments. At March 31, 2014, the total notional amounts of the Euro and British Pound collars were approximately €74.9 million and £32.1 million, respectively, with termination dates ranging from July 2014 to June 2019, and the total notional amounts of the Euro and British Pound forward exchange contracts were €50 million and £95.7 million, respectively, with a termination date of June 2014.
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
The Company acquired an interest rate swap in connection with one of the PCI loans acquired in November 2013 (see Note 4). The interest rate swap receives a fixed rate of 4.24% and pays Euro Interbank Offered Rate ("Euribor") on a €14.2 million notional amount and has a termination of February 2015. The swap effectively converts the acquired floating rate loan to a fixed rate loan. For the three months ended March 31, 2014, a mark-to-market gain of $3,000 was included in other loss, net in the accompanying statement of operations.
Concurrently with the acquisition of beneficial interests in debt securities in June 2011 (see Note 6), the Company’s strategic partner entered into an interest rate swap agreement with the borrower which, in conjunction with a special contribution/distribution arrangement with the joint venture, will result in a net current yield to the joint venture of the Securities Industry and Financial Markets Association (“SIFMA”) Municipal Swap Index plus 3.25% per annum (3.31% at March 31, 2014). The Company determined that the special contribution/distribution arrangement is an embedded derivative that meets the criteria for bifurcation and recorded a derivative liability. The bifurcated derivative does not qualify as a hedging instrument, so changes in the estimated fair value of the derivative are recognized in income. For the three months ended March 31, 2014 and 2013, unrealized losses of $97,000 and $68,000, respectively, are included in other loss, net in the accompanying statements of operations.

The fair values of derivative instruments included in the Company’s consolidated balance sheets are as follows:

(In thousands)	March 31, 2014	December 31, 2013
Assets
Foreign exchange contracts designated as hedging instruments	$4,221	$2,126
Interest rate cap designated as a hedging instrument	16	11
Interest rate swaps not designated as hedging instruments	775	971
Total derivatives included in other assets	$5,012	$3,108
Liabilities
Foreign exchange contracts designated as hedging instruments	$7,280	$5,504
Embedded derivative liability not designated as a hedging instrument	3,049	2,952
Total derivatives included in accrued and other liabilities	$10,329	$8,456
Certain counterparties to the derivative instruments require the Company to deposit cash or other eligible collateral for derivative financial liabilities exceeding $100,000. As of March 31, 2014, the Company had no amounts on deposit related to these agreements.

11. Fair Value Measurements
Financial Instruments Reported at Fair Value
The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis. The following table summarizes the fair values of those assets and liabilities:

(In thousands)	March 31, 2014	December 31, 2013
Assets
Beneficial interests in debt securities	$30,636	$30,834
Foreign currency derivative contracts	4,221	2,126
Interest rate derivative contracts	791	982
	$35,648	$33,942
Liabilities
Foreign currency derivative contracts	$7,280	$5,504
Embedded derivative liability associated with beneficial interests in debt securities	3,049	2,952
	$10,329	$8,456
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

	Fair Value Measurements Using
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Carrying Value
March 31, 2014
Assets
Investments in unconsolidated joint ventures	$—	$—	$1,577,522	$1,577,522	$1,373,047
Loans held for investment	—	—	1,527,768	1,527,768	1,503,864
Liabilities
Line of credit	$—	$—	$—	$—	$—
Secured financing	—	349,274	—	349,274	349,278
Convertible senior notes	447,484	—	—	447,484	430,000

December 31, 2013
Assets
Investments in unconsolidated joint ventures	$—	$5,953	$1,524,621	$1,530,574	$1,369,529
Loans held for investment	—	—	1,034,600	1,034,600	1,028,654
Liabilities
Line of credit	$—	$138,500	$—	$138,500	$138,500
Secured financing	—	—	277,600	277,600	277,607
Convertible senior notes	208,000	—	—	208,000	200,000
The Company estimates the fair value of financial instruments carried at historical cost on a quarterly basis. These instruments are recorded at fair value only if they are impaired. No impairment was recognized during the three months ended March 31, 2014 and 2013.
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
The fair values of the Company's secured financing and line of credit at March 31, 2014 and December 31, 2013 were estimated by discounting expected future cash outlays at current interest rates available for similar instruments. The fair value of convertible senior notes was determined using the last trade price in active markets on the balance sheet date.
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
Series A Preferred Stock
As of March 31, 2014 and December 31, 2013, the Company had 10,080,000 shares of its 8.5% Series A Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share (“Series A Preferred Stock”), issued and outstanding. The Series A Preferred Stock must be paid a dividend at a rate of 8.5% per year on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series A Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on March 20, 2017 (subject to the Company’s right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve its qualification as a REIT or upon the occurrence of a change of control (as defined in the articles supplementary relating to the Series A Preferred Stock)). The Series A Preferred Stock is senior to the Company’s common stock with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up. The Series A Preferred Stock generally does not have any voting rights, except if the Company fails to pay dividends on the Series A Preferred Stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, the Series A Preferred Stock will be entitled to vote to elect two additional directors to the Company’s board of directors, until all unpaid dividends have been paid or declared and set aside for payment. In addition, certain changes to the terms of the Series A Preferred Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series A Preferred Stock voting separately as a class.
Common Stock Offerings
The following table summarizes the sales of the Company's common stock during 2013 and the three months ended March 31, 2014:

	Number of Shares	Average Price per Share	Net Proceeds (in thousands) (1)
January 2013	11,500,000	$20.20	$232,020
November 2013	10,000,000	20.21	201,758
At-the-market sales in 2013	1,901,755	21.65	40,765
March 2014	14,950,000	21.90	327,115
At-the-market sales in 2014	405,899	21.07	8,465

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
Dividend Reinvestment and Direct Stock Purchase Plan
The Company’s Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”) provides existing common stockholders and other investors the opportunity to purchase shares (or additional shares, as applicable) of the Company’s common stock by reinvesting some or all of the cash dividends received on their shares of the Company’s common stock or making optional cash purchases within specified parameters. The DRIP Plan acquires shares either in the open market, directly from the Company as newly issued common stock, or in privately negotiated transactions with third parties. As of March 31, 2014, no shares had been acquired under the DRIP Plan from the Company in the form of new issuances.
Accumulated Other Comprehensive Income
The following tables present the changes in each component of accumulated other comprehensive income attributable to the stockholders, net of immaterial tax effect:

(In thousands)	Equity in AOCI of Unconsolidated Joint Ventures	Unrealized Gain on Beneficial Interests in Debt Securities	Unrealized Gain/Loss on Fair Value of Cash Flow Hedge	Foreign Currency Translation Gain/Loss	Unrealized Gain/Loss on Fair Value of Net Investment Hedges	Total
Balance at December 31, 2013	$3,621	$325	$(19)	$1,849	$(3,183)	$2,593
Other comprehensive income (loss) before reclassifications	244	(27)	4	202	328	751
Amounts reclassified from accumulated other comprehensive income	(3,865)	—	—	(1)	—	(3,866)
Net other comprehensive (loss) income	(3,621)	(27)	4	201	328	(3,115)
Balance at March 31, 2014	—	298	(15)	2,050	(2,855)	(522)

Balance at December 31, 2012	6,729	877	—	(3,067)	645	5,184
Other comprehensive income (loss) before reclassifications	8,794	68	—	(1,014)	439	8,287
Amounts reclassified from accumulated other comprehensive income	(4,225)	—	—	(5)	—	(4,230)
Net other comprehensive income (loss)	4,569	68	—	(1,019)	439	4,057
Balance at March 31, 2013	$11,298	$945	$—	$(4,086)	$1,084	$9,241
Information about amounts reclassified out of accumulated other comprehensive income by component is presented below:

(In thousands)	Three Months Ended March 31,
Component of Accumulated Other Comprehensive Income	2014	2013	Affected Line Item in the Consolidated Statements of Operations

Equity in realized gain on sale of marketable securities of unconsolidated joint ventures	$3,865	$4,225	Equity in income of unconsolidated joint ventures
Realized foreign exchange gain	1	5	Other gain, net

13. Earnings per Share
The following table provides the basic and diluted earnings per common share computations:

	Three Months Ended March 31,
(In thousands, except share and per share data)	2014	2013
Numerator:
Net income	$29,850	$21,994
Net income attributable to noncontrolling interest	(8,120)	(2,587)
Net income attributable to Colony Financial, Inc.	21,730	19,407
Preferred dividends	(5,355)	(5,355)
Net income attributable to common stockholders	16,375	14,052
Net income allocated to participating securities (nonvested shares)	(240)	(182)
Numerator for basic net income allocated to common stockholders	16,135	13,870
Interest expense attributable to convertible senior notes	—	—
Numerator for diluted net income allocated to common stockholders	$16,135	$13,870
Denominator:
Basic weighted average number of common shares outstanding	80,952,200	62,027,300
Weighted average effect of dilutive shares (1)	—	—
Diluted weighted average number of common shares outstanding	80,952,200	62,027,300
Earnings per share:
Net income attributable to common stockholders per share–basic	$0.20	$0.22
Net income attributable to common stockholders per share–diluted	$0.20	$0.22

(1)
For the three months ended March 31, 2014, excluded from the calculation of diluted income per share is the effect of adding back $4.3 million of interest expense and 14,860,800 weighted average dilutive common share equivalents for the assumed conversion of the convertible senior notes as their inclusion would be antidilutive.

14. Related Party Transactions
The following table summarizes the amounts incurred by the Company and payable to the Manager or its affiliates for the periods presented:

	Three Months Ended March 31,
(In thousands)	2014	2013
Base management fees	$6,642	$5,252
Compensation pursuant to secondment agreement	324	308
Allocated and direct investment-related expenses	746	342
Allocated and direct administrative expenses	667	353
	$8,379	$6,255
The following table summarizes the amounts due to the Manager or its affiliates as of each balance sheet date:

(In thousands)	March 31, 2014	December 31, 2013
Base management fees	$6,642	$6,045
Secondment reimbursement	245	895
Reimbursement of direct and allocated administrative and investment costs	1,123	1,046
	$8,010	$7,986

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

A summary of the Company’s vested and nonvested shares under the Director Stock Plan and Equity Incentive Plan for the three months ended March 31, 2014 is presented below:

	Restricted Stock Grants to Non-Executive Directors	Restricted Stock Grants to Employee	Restricted Stock Grants to the Manager or Manager's Employees	Total	Weighted Average Grant Date Fair Value
Nonvested shares at December 31, 2013	6,837	17,172	488,759	512,768	$18.28
Granted	11,250	—	500,000	511,250	20.31
Vested	(6,837)	(8,586)	(322,505)	(337,928)	18.83
Forfeited	—	—	—	—	n/a
Nonvested shares at March 31, 2014	11,250	8,586	666,254	686,090	$19.52
Weighted average grant-date fair value per share for shares granted during the period	$23.20	n/a	$20.24
The following table summarizes the components of share-based compensation included in the consolidated statements of operations:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2014	2013
Share-based compensation included in management fees	$4,071	$1,118
Share-based compensation included in administrative expenses	89	69
Total fair value of shares vested (1)	6,855	182
Weighted average grant-date fair value per share for shares granted during the period (1)	20.31	21.94

(1)	Based on the quoted closing share price of the Company's common stock on the NYSE on grant date or vesting date.
As of March 31, 2014, aggregate unrecognized compensation cost related to restricted stock granted under the Director Stock Plan and Equity Incentive Plan was approximately $13.4 million. That cost is expected to be fully recognized over a weighted-average period of 26 months.

16. Income Taxes
The Company’s taxable REIT subsidiaries (each a “TRS”) are subject to corporate level federal, state, foreign and local income taxes. The following is a summary of the Company’s income tax provision:

	Three Months Ended March 31,
(In thousands)	2014	2013
Current
Federal	$347	$280
State	102	131
Total current tax provision	449	411
Deferred
Federal	(176)	63
State	(28)	(122)
Total deferred tax benefit	(204)	(59)
Total income tax provision	$245	$352
Deferred tax assets of $2.7 million and $2.4 million are included in other assets as of March 31, 2014 and December 31, 2013, respectively. Deferred tax assets and liabilities arise from temporary differences in income recognition for GAAP and tax purposes and the tax effect of net foreign currency translation gains and losses on certain investments in unconsolidated joint ventures held in TRSs.

17. Commitments and Contingencies
Pursuant to the operating agreements of certain unconsolidated joint ventures, the joint venture partners may be required to fund additional amounts for future investments, unfunded lending commitments, ordinary operating costs, guaranties or commitments of the joint ventures. As of March 31, 2014, the Company’s share of those commitments was $14.8 million.
The Company may be required to fund additional amounts to borrowers pursuant to certain loan agreements. As of March 31, 2014, the Company had combined unfunded lending commitments of $37.6 million.
In connection with financing arrangements for certain unconsolidated joint ventures, the Company provided customary non-recourse carve-out guaranties. The Company believes that the likelihood of making any payments under the guaranties is remote, and has not accrued for a guaranty liability as of March 31, 2014.
On March 6, 2014, the Company committed $100 million of new equity in a consortium led by Cerberus Capital Management, L.P. that agreed to acquire all of the outstanding shares of Safeway Inc. pursuant to a merger agreement. The consortium currently owns other national grocery chains, including Albertsons. In connection with the equity commitment, the Company provided a guaranty to Safeway Inc. for the Company's pro rata share of the $400 million termination fee, or approximately $17.6 million, which becomes payable under certain circumstances, including failure to complete the merger within 15 months, and a court-issued injunction to block the merger pursuant to antitrust laws. The Company has determined that a payment pursuant to the guaranty is remote, and has not accrued a liability related to the guaranty. Through the Company's controlled subsidiary for this transaction, the Company anticipates assigning $50 million of the $100 million equity commitment in the investment and a ratable share of any liability arising from the guaranty to a passive third-party co-investment participant.
In the ordinary course of business, the Company may be involved in litigation which may result in legal costs and liability that could have a material effect on the Company’s financial position and results of operations. At March 31, 2014, the Company was not involved in such litigation.

18. Segment Information
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
The operating results for each of the reportable segments are summarized below, including the reclassification of operating results of the other real estate equity segment for prior period to conform to the current period presentation:

(In thousands)	Real Estate Debt Investments	Single-Family Residential Rentals	Other Real Estate Equity Investments	Amounts Not Allocated to Segments	Total
Three Months Ended March 31, 2014
Income:
Equity in income (loss) of unconsolidated joint ventures	$18,816	$(3,195)	$7,018	$—	$22,639
Interest income	33,064	—	—	38	33,102
Rental income and tenant reimbursements	—	—	3,241	—	3,241
Other income from affiliates	225	—	—	—	225
Total income	52,105	(3,195)	10,259	38	59,207
Expenses:
Management fees	—	—	—	10,713	10,713
Investment and servicing expenses	508	—	—	753	1,261
Transaction costs	4,550	—	—	—	4,550
Interest expense	2,073	—	1,074	5,802	8,949
Property operating expenses	—	—	848	—	848
Depreciation and amortization	—	—	1,252	—	1,252
Administrative expenses	170	—	—	2,349	2,519
Total expenses	7,301	—	3,174	19,617	30,092
Other (loss) gain, net	(93)	—	—	1,073	980
Income (loss) before income taxes	44,711	(3,195)	7,085	(18,506)	30,095
Income tax provision	—	—	—	245	245
Net income (loss)	44,711	(3,195)	7,085	(18,751)	29,850
Net income attributable to noncontrolling interests	7,591	—	529	—	8,120
Net income (loss) attributable to Colony Financial, Inc.	$37,120	$(3,195)	$6,556	$(18,751)	$21,730

(In thousands)	Real Estate Debt Investments	Single-Family Residential Rentals	Other Real Estate Equity Investments	Amounts Not Allocated to Segments	Total
Three Months Ended March 31, 2013
Income:
Equity in income (loss) of unconsolidated joint ventures	$19,601	$(1,084)	$3,285	$—	$21,802
Interest income	11,261	—	—	151	11,412
Other income from affiliates	371	—	—	—	371
Total income	31,233	(1,084)	3,285	151	33,585
Expenses:
Management fees	—	—	—	6,370	6,370
Investment and servicing expenses	475	—	25	108	608
Interest expense	1,447	—	—	908	2,355
Administrative expenses	—	—	—	1,843	1,843
Total expenses	1,922	—	25	9,229	11,176
Other loss, net	(63)	—	—	—	(63)
Income (loss) before income taxes	29,248	(1,084)	3,260	(9,078)	22,346
Income tax provision	—	—	—	352	352
Net income (loss)	29,248	(1,084)	3,260	(9,430)	21,994
Net income attributable to noncontrolling interests	2,564	—	23	—	2,587
Net income (loss) attributable to Colony Financial, Inc.	$26,684	$(1,084)	$3,237	$(9,430)	$19,407

The net investments in each of the reportable segments are summarized as follows:

(In thousands)	March 31, 2014	December 31, 2013
Assets:
Real estate debt investments	$2,172,433	$1,707,228
Single-family residential rentals	526,085	530,007
Other real estate equity investments	365,849	344,244
Other assets not allocated to segments	100,897	47,073
Total consolidated assets	$3,165,264	$2,628,552

19. Subsequent Events
Subsequent to March 31, 2014, the Company invested $78.8 million in two new investments and a combined $76.2 million in four new loan originations in the Transitional CRE Lending Platform.
On April 10, 2014, Colony Mortgage Sub A REIT, Inc. (“SubREIT”), a wholly-owned subsidiary of the Company, transferred eleven variable rate commercial mortgage loans originated within the Company’s Transitional CRE Lending Platform into a newly formed indirect wholly-owned Cayman subsidiary of SubREIT, Colony Mortgage Capital Series 2014-FL1, Ltd. (“2014-FL1” or the “Issuer”). The Issuer issued several classes of secured notes and income notes (the “2014-FL1 Notes”). The secured 2014-FL1 Notes are secured by all of the assets of the Issuer. In connection with the securitization, the Issuer offered and sold to third parties the four most senior classes of the 2014-FL1 Notes (collectively, the "Offered Notes”) with an aggregate principal balance of approximately $126.2 million and a weighted average coupon of LIBOR plus 1.78%. The proceeds from the sale of the Offered Notes, net of securitization costs, were approximately $122.3 million.

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
The following discussion should be read in conjunction with our unaudited consolidated financial statements and the accompanying notes thereto, which are included in Item 1 of this Report, as well as the information contained in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2013, which is accessible on the Securities and Exchange Commission’s (the “SEC”) website at www.sec.gov.
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
Business Objective and Outlook
Our objective is to provide attractive risk-adjusted returns to our investors through a diversified portfolio of real estate-related debt and equity investments, including single-family homes to be rented to tenants. The total return profile of our investments is composed of both current yield, which is distributed through regular-way dividends, and capital appreciation potential, which is distributed through regular-way and/or special dividends. Our investments typically fall within two broad categories:

•	Real estate debt investments, including loan acquisitions and originations:

•	Loan acquisitions include the purchase of performing, sub-performing and/or non-performing commercial real estate debt (including loan-to-own strategies), often at significant discounts to par

•	Originations include structured senior and subordinate debt secured by mortgages and/or equity interests in commercial real estate with a bias towards current yield

•	Real estate equity, which includes:

•	Single-family homes for rent held through our investment in CAH Operating Partnership, L.P. ("CAH OP"), which is externally managed by an affiliate of our Manager; and

•
Other real estate equity, which includes real estate acquired in settlement of loans, common equity in real estate or related companies, and certain preferred equity investments with profit participation meeting certain risk or return profiles.

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
Segments
We currently operate in three reportable segments: (1) real estate debt investments, which include originated and acquired commercial real estate debt, mortgage-backed securities, and other debt-related investments, (2) single-family residential ("SFR") rentals through our investment in CAH OP, and (3) other real estate equity investments. For operating and financial information about segments, see Note 18 to our consolidated financial statements included in Item 1 of this Report and “—Results of Operations.”
Recent Developments
Investment Activities
The following are highlights of our investment activities during the first quarter of 2014:

•	Invested or committed $340 million of equity in four new real estate debt investments, two of which included equity participations in the borrower;

•	Invested or committed $93 million in six new loan originations within our existing Transitional CRE Lending Platform;

•	Fully realized one real estate debt investment and one real estate equity investment;

•
Fully repaid the last of the purchase money notes on a loan portfolio acquired in a structured transaction with the Federal Deposit Insurance Corporation ("FDIC"). To date, we have fully paid off or defeased the purchase money notes on all eight FDIC-financed loan portfolios.

See “—Our Investments” and “—Results of Operations” for more detailed information about our recent investment activities and financial results.
Financing Activities
During the three months ended March 31, 2014, we completed an equity offering of approximately 15.0 million shares of our common stock for net proceeds of approximately $327 million and also sold approximately 0.4 million shares of our common stock in our at-the-market equity offering for net proceeds of approximately $8 million.
In January 2014, we issued $230 million aggregate principal amount of our 3.875% convertible senior notes due on January 15, 2021 for net offering proceeds of approximately $223.9 million.

In February 2014, we entered into a $150 million master repurchase agreement with a commercial bank to partially finance loans within our Transitional CRE Lending Platform.
Subsequent to the quarter end, in April 2014, we completed our first securitization transaction within our Transitional CRE Lending Platform for net proceeds of $122.3 million and a weighted average coupon of 1-month London Interbank Offered Rate ("LIBOR") plus 1.78%. See "—Liquidity and Capital Resources—Investment-Level Financing" for additional information.

Our Investments
The following tables summarize the carrying and fair values of our net invested equity in our investment portfolio by target asset type, shown net of investment-specific financing and amounts attributable to noncontrolling interests. Fair values presented below have been determined in accordance with accounting principles generally accepted in the United States of America ("GAAP"), assuming we had elected the fair value option for all of our investments. Many of our investments have been structured as joint ventures with one or more private investment funds or other investment vehicles managed by Colony Capital or its affiliates (each a “Co-Investment Fund”) and are held through unconsolidated joint ventures. For more information about our investment allocation agreement and conflicts of interest that may arise in connection with these co-investments, see “Business—Co-Investment Funds” and “Risk Factors—Risks Related to Our Management and Our Relationship with Our Manager” in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2013.

	March 31, 2014
(Amounts in thousands)	Carrying Value		Fair Value
Target Asset Type	Amount	Percentage of Portfolio	Amount	Percentage of Portfolio
Acquisitions	$661,395	28%	$704,659	27%
Originations (1)	965,443	40%	974,681	37%
Single-family residential rentals	526,085	22%	680,400	26%
Other real estate equity investments (2)	248,953	10%	263,896	10%
Total investments (3)	$2,401,876	100%	$2,623,636	100%

	December 31, 2013
(Amounts in thousands)	Carrying Value		Fair Value
Target Asset Type	Amount	Percentage of Portfolio	Amount	Percentage of Portfolio
Acquisitions	$660,328	33%	$691,515	32%
Originations (1)	605,727	30%	613,271	28%
Single-family residential rentals	530,007	26%	643,400	29%
Other real estate equity investments (2)	230,973	11%	244,055	11%
Total investments (3)	$2,027,035	100%	$2,192,241	100%

(1)	Originations include preferred equity investments earning a fixed return.

(2)
Other real estate equity investments include interests in real estate properties, equity interests obtained through foreclosures or deed-in-lieu of foreclosure on the collateral of target assets originally acquired or originated as debt instruments, and preferred equity earning a fixed return plus equity participation.

(3)	The following table provides a reconciliation of total investments presented above to the amounts included in our consolidated financial statements and the accompanying notes in Item 1 of this Report:

(Amounts in thousands)	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Investments in unconsolidated joint ventures	$1,373,047	$1,577,522	$1,369,529	$1,530,574
Loans receivable, net	1,503,864	1,527,768	1,028,654	1,034,600
Real estate and intangible assets, net	121,189	122,750	112,468	112,468
Beneficial interests in debt securities, available-for-sale	30,636	30,636	30,834	30,834
Other assets, net of other liabilities	27,731	27,731	36,026	36,026
Less: Derivative instruments, net	(5,317)	(5,317)	(2,952)	(2,952)
Less: Secured financing	(349,278)	(349,274)	(277,607)	(277,600)
Less: Noncontrolling interests	(299,996)	(308,180)	(269,917)	(271,709)
Total investments	$2,401,876	$2,623,636	$2,027,035	$2,192,241
At March 31, 2014 and December 31, 2013, our net invested equity in European investments amounted to approximately $417.5 million and $197.4 million, respectively.
Additional details and recent developments about our individual investments are provided in the following table and discussion:

(Amounts in millions)		Balance at March 31, 2014
Our Investments	Date of Initial Investment	Investment Carrying Value (1)	Committed Equity (2)	Investment Description/ Status at March 31, 2014
Real Estate Debt—Acquisitions
Spanish CRE Loan Portfolio I	Nov-13	$142.4	$—	3 sub-performing, first mortgage loans secured by two office properties and one retail property in Spain
Freddie Mac Portfolio	Oct-13	52.2		25 performing acquired loans secured mostly by first mortgage, commerical real estate
U.S. Loan Portfolio 2014-1	Mar-14	36.8	—	3 performing loans acquired from a European bank, secured by commercial real estate located in U.S.
German Loan Portfolio IV	Jul-11	36.2	—	1 non-performing commercial real estate loan and 2 REO properties
Luxury Destination Club Recourse Loan II	May-12	34.6	—	First mortgage loan collateralized by 242 high-end units at 26 resorts in the US and various international destinations
U.S. Life Insurance Loan Portfolio	Dec-09	34.0	—	15 performing acquired first mortgages secured by commercial real estate
CRE FDIC Portfolio	Aug-11	31.2	—	388 performing and non-performing loans acquired in a structured transaction with the FDIC, secured mostly by commercial real estate, and 26 REO properties
Bulls Loan Portfolio	Jun-11	30.1	—	327 performing and non-performing acquired loans consisting of substantially all first mortgage recourse commercial real estate loans and 18 REO properties
Multifamily Tax-Exempt Bonds	Jun-11	28.1	—	Senior interest in tax-exempt bonds secured by a multifamily residential property located in Atlanta, GA
DB FDIC Portfolio	Jan-10	23.6	1.7	419 performing and non-performing loans acquired in a structured transaction with the FDIC, secured mostly by commercial real estate and 111 REO properties
Florida Retail First Mortgage	Feb-13	23.3	—	Acquired performing senior mortgage loan secured by a retail property in Florida
Project London Loan Portfolio	Sep-12	20.3	—	6 performing and non-performing acquired loans secured by commercial real estate
Class A Manhattan Office Loan Participation	Mar-10	19.3	—	First mortgage pari-passu participation interest secured by Class A midtown Manhattan office building
ADC FDIC Portfolio II	Dec-12	15.5	—	359 performing and non-performing loans acquired in a structured transaction with the FDIC, mostly secured by commercial real estate and 8 REO properties

(Amounts in millions)		Balance at March 31, 2014
Our Investments	Date of Initial Investment	Investment Carrying Value (1)	Committed Equity (2)	Investment Description/ Status at March 31, 2014
Other acquisitions	Various	133.8	0.7	19 investments, each with less than $15 million of current investment balance
Total acquisitions		661.4	2.4
Real Estate Debt—Originations
UK Retail Borrower Recapitalization	Mar-14	214.7	13.2	First mortgage loan used in a borrower recapitalization and secured by a large U.K. shopping center
Transitional CRE Lending Platform	Various	179.5	10.5	11 first mortgage loan and 2 mezzanine loan originations secured by retail, multifamily, office and hospitality properties
National Hotel Portfolio Mezzanine Loan	May-13	175.0	—	Mezzanine loan origination secured by equity interests in an entity owning a diversified portfolio of 152 full service, limited service, and extended stay hotels located throughout the U.S.
Lifestyle Athletic Club Mortgage Participation	Mar-13	89.5	8.3	First mortgage loan origination secured by 11 athletic lifestyle clubs located in California
One Court Square Preferred Equity	Jul-12	49.8	—	Preferred equity investment in an entity that acquired a Class A office tower located in Long Island City, New York
Hawaii Luxury Resort	Feb-14	33.7	4.2	Subordinated loan origination secured by a luxury, coastal resort hotel located in Maui
Luxury Destination Club Recourse Loan I	Sep-11	25.3	—	Performing first mortgage secured by 39 properties located primarily in Manhattan, NY and Maui
American Coastal Properties Loan	Jul-13	23.2	—	First mortgage loan to finance the acquisition and redevelopment of high-end, single family residential properties in infill, coastal southern California markets
New York Student Housing Loan	Aug-13	22.3	—	First mortgage loan secured by a student housing community in New York
Mexico Luxury Resort Junior Mortgage Participation	Aug-13	20.1	—	Participation in junior first mortgage interest secured by a luxury beach resort in Mexico
New England Hotel Portfolio Mezzanine Loan	May-12	18.0	5.4	Performing mezzanine loan origination cross-collateralized by a portfolio of select service hotels
St. Barths Hotel and Villa Mortgage Loan	Sep-13	17.1	—	First mortgage loans secured by a partially constructed hotel and residential development project located in the Caribbean
Southern California Land Loan	May-11	16.6	—	First mortgage loan secured by a Southern California master planned development and equity participation rights
Southern California Land Loan 2014-1	Mar-14	16.5	2.5	First mortgage loan secured by a 135-acre Southern California residential development project and associated equity participation rights
Other originations (3)	Various	64.1	4.4	7 investments, each with less than $15 million of current investment balance
Total originations		965.4	48.5

Real Estate Equity—Single-Family Residential Rentals (3)	Mar-12	526.1	—	Investment in CAH OP, an investment vehicle created for the purpose of acquiring and renting single-family homes
Real Estate Equity—Other
Multifamily Portfolio Preferred Equity	Mar-13	127.4	—	Preferred equity investment in an entity that acquired a multifamily portfolio composed of approximately 7,600 units located in Georgia, Florida and Texas
Safeway-Albertsons	Mar-14	—	100.0	Equity commitment to an investor consortium acquiring shares of common stock in Safeway Inc., a publicly-traded grocery chain and merge with existing Albertsons grocery chain
Midwest NNN Office Campus (3)	Dec-13	34.3		Equity interests in a credit tenant lease office campus in the Midwest

(Amounts in millions)		Balance at March 31, 2014
Our Investments	Date of Initial Investment	Investment Carrying Value (1)	Committed Equity (2)	Investment Description/ Status at March 31, 2014
Hotel Portfolio (3)	Apr-10	30.9	—	Equity interests in and senior mezzanine loan receivable from entities owning a portfolio of 102 limited service hotels
Phoenix Corporate Tower	Dec-12	18.4	—	Equity interest in a high-rise office tower located in Phoenix, Arizona
California Master Planned Communities	May-12	15.7	—	Equity interests acquired through deed-in-lieu in 2 partially developed master planned communities located in California
Other Equity Investments	Dec-09	22.3	—	2 investment with less than $15 million of current investment balance
Total other real estate equity		249.0	100.0
Total investments		$2,401.9	$150.9

(1)
Amounts represent the carrying value of our investment at March 31, 2014, net of investment-specific financing and amounts attributable to noncontrolling interests. Amounts reflect our investments and our share of income less amounts distributed and realized since the inception of the investment.

(2)
Amounts represent our share of additional funding commitments for future investments, unfunded lending commitments, ordinary operating costs, guaranties or other commitments of each investment as of March 31, 2014, as described in Note 17 to our consolidated financial statements included in Item 1 of this Report.

(3)	Investments with non-recourse financing.
Real Estate Debt—Acquisitions

•
Spanish CRE Loan Portfolio I. In November 2013, we invested $143 million in a joint venture with certain Co-Investment Funds to acquire 100% participation interests in three sub-performing first mortgages at a substantial discount to the unpaid principal balance ("UPB"). The mortgages are secured by two office properties and one retail property in Spain. In January 2014, we acquired the loans using Spanish securitization trusts, triggering transfer taxes payable by the trusts and recognized an expense of approximately $4.6 million, or $3.8 million net of the amount attributable to noncontrolling interests, related to the transaction costs associated with this transfer. Our share of this investment is approximately 83%.

•
U.S. Loan Portfolio 2014-1. In March 2014, we invested in a joint venture with a Co-Investment Fund to acquire three performing mortgage loans owned by a European real estate bank, with an aggregate UPB of approximately $138 million. The loans are collateralized by a luxury destination resort in California, an industrial portfolio in Tennessee, and a regional shopping center in North Carolina. The joint venture purchased the loans at a discount to par with non-recourse matched-term financing for 65% of the purchase price at LIBOR plus 2.85%. Our share of this investment is 79%.

•
Ashford Notes. In February 2014, the borrower of two subordinated loans with an aggregate UPB of $51.8 million acquired in February and March 2012 fully paid off the loans at par. Our share of this investment was 50%.

Real Estate Debt—Originations

•
UK Retail Borrower Recapitalization. As a part of a borrower recapitalization transaction, a joint venture between us and a Co-Investment Fund originated a £140 million (approximately $233 million) loan that is primarily collateralized by a first mortgage on a large U.K. shopping center. The loan proceeds were used to refinance an existing loan at a significant discount to par despite there having been no monetary default. The investment includes: (i) the loan which bears a cash pay interest rate of 10% per annum, has a term of seven years, and has springing recourse to an individual guarantor under certain conditions; and (ii) an equity interest in the shopping center of 35%. It is expected that the borrower will subsequently secure a new first mortgage which will partially pay down our loan and leave our joint venture with a subordinated loan position secured by a second ranking mortgage on the shopping center. There will be an additional exit fee of between £3 million and £4 million (approximately $5 million and $6.7 million, respectively) depending on the timing of this subsequent pay down. Under certain circumstances, the loan may be increased by up to €10 million, or approximately $13.8 million.  Our share of the joint venture with the Co-Investment Fund is 96%.

•
Transitional CRE Lending Platform. From May 2013 to March 31, 2014, we originated 11 first mortgage loans and two mezzanine loans with an aggregate UPB of $179 million and unfunded commitments of $10.5 million within our Transitional CRE Lending Platform. Seven of the 13 loans totaling $92.4 million in UPB were originated during the current quarter. These loans were included in a floating rate securitization that was completed in April 2014. The loans bear interest, on a weighted average basis, at 1-month LIBOR plus 6.6%, and have initial terms of 2 to 3 years. The loans feature one to three 12-month extension options subject to payment of extension fees and satisfaction of certain performance metrics. The underlying collateral includes retail, multifamily, office and hospitality properties. We recently obtained a warehouse credit facility to finance these loans on an interim basis between securitized financings.

•
Hawaii Luxury Resort. A joint venture between us, a Co-Investment Fund and an unaffiliated investor acquired an REO property consisting of a five-diamond resort hotel on a 55-acre coastal site located in Hawaii. The hotel received an extensive $180 million renovation in 2006 and 2007, is branded by a renowned luxury hotel operator and includes 73 unsold condos. The property was acquired from a former lender who had foreclosed following a loan default by the previous owners. The total initial capitalization of the investment is approximately $160 million, including an initial funding of $85 million via a third-party first mortgage at the closing of the acquisition. We and the Co-Investment Fund funded $40 million of a $45 million mezzanine loan and $15 million, or 50%, of the equity, with the remainder of the equity owned by the unaffiliated investor. In connection with the property acquisition, the joint venture incurred transaction costs, our share of which was approximately $0.7 million. The mezzanine loan has a term of five years and bears a fixed interest rate of 11% which may be paid-in-kind. Our share of the joint venture with the Co-Investment Fund that owns 100% of the mezzanine loan and 50% of the equity is 83%.

•
American Coastal Properties Loan. In July 2013, we and a Co-Investment Fund originated a $30 million first mortgage loan, with an option to fund an additional $40 million, to finance the acquisition and redevelopment of high-end, single family residential properties in infill coastal Southern California markets. Subsequent to the initial closing, we and the Co-Investment Fund funded an additional $14.9 million, all of which was funded during the current quarter. The loan bears a fixed interest rate of 15%, of which 7% may be paid in-kind, and is subject to certain other fees including a 1% origination fee and 0.5% exit fee. The term of the loan is four years. Our share of the investment is 50%.

•
New England Hotel Portfolio Mezzanine Loan. In May 2012, we invested in a joint venture with a Co-Investment Fund that originated a $27.5 million mezzanine loan facility composed of $17.5 million of initial funding and $10 million of future funding. As of December 2013, the facility was fully funded and secured by a portfolio of select-service hotels in Massachusetts and New Hampshire. Subsequently, the joint venture increased the facility by approximately $20 million to fund the development of additional select service hotels in the Northeast. During the current quarter, the joint venture funded $8.3 million of the $20 million commitment. The combined facility of $47.5 million carries a blended13.3% fixed interest rate and a 1.0% origination fee, and is cross-defaulted and collateralized among all assets. Our share of this investment is 50%.

•
Southern California Land Loan 2014-1. In March 2014, we originated a $16.6 million first mortgage loan secured by a Southern California residential land development. The loan bears interest at 15% per annum which may be paid-in-kind and is subject to a 1.0% origination fee. The loan includes a profit participation after the sponsor has attained a 15% return. The initial term of the loan is three years.

•	Other Real Estate Debt Originations with Current Investment Balance Less Than $15 Million:

•
Boca Raton Multifamily Land Loan—In January 2013, we invested $20 million in a joint venture with a Co-Investment Fund and a strategic partner that funded a $41 million first mortgage loan secured by a 7 acre multifamily development parcel located in Florida. The loan bears an interest rate of 12%, of which 3.5% may be paid in-kind, and is subject to a 1.5% origination fee and a 1% exit fee. The initial term of the loan is three years. Our share of the investment is 49.5%. In January 2014, the borrower paid down the outstanding balance by $18.6 million, in exchange for a partial release of the site, of which our share was $9.2 million.

Real Estate Equity—Single-Family Residential Rentals
To date, we have invested $550 million in CAH OP, a single-family homes rental platform managed by an affiliate of our Manager. CAH OP continues to acquire, renovate and rent single-family homes to tenants. CAH OP has also begun originating loans under a new lending program to other owners of single family homes for rent. This loan portfolio, once scaled, may be financed with securitizations in the future. On April 10, 2014, CAH completed a securitization transaction backed by income generated from approximately 3,400 single-family rental homes in its portfolio. CAH sold $514 million in bonds with a blended rate, including servicing fees, of LIBOR plus 1.78% with a 0.25% LIBOR floor.
At March 31, 2014, CAH OP owned 16,189 housing units located in ten states across the United States with an estimated cost basis of approximately $2.9 billion, including units owned in a joint venture with Fannie Mae. The following table provides an overview of the portfolio at March 31, 2014:

State	Number of Homes (1)	Estimated Total Cost Basis (in thousands) (2)	Estimated Average Cost Per Home (in thousands)	Average Home Size (Square Feet)	Estimated Average Cost Per Square Foot
Properties wholly-owned by CAH OP:
Arizona	1,190	$164,291	$138	1,732	$80
California	3,113	861,582	277	1,663	166
Colorado	759	126,182	166	1,710	97
Delaware	108	17,562	163	1,499	108
Florida	3,510	625,491	178	1,864	96
Georgia	3,463	456,336	132	1,998	66
North Carolina	20	3,638	182	1,998	91
Nevada	1,441	280,411	195	2,018	96
Pennsylvania	4	547	137	1,160	118
Texas	1,561	184,499	118	1,776	67
	15,169	$2,720,539	$179	1,839	$98
Jointly-owned properties (3)	1,020
	16,189

(1)
Represents total housing units, which are leased separately from any other housing units. No property with a single deed has more than four housing units, and less than 1% of our wholly owned properties have more than one housing unit.

(2)	Includes acquisition and renovation costs plus estimated renovation costs for homes currently in construction or not yet started incurred through March 31, 2014.

(3)	Jointly-owned properties are owned through a joint venture with Fannie Mae in which CAH OP acquired its managing member interest for an aggregate payment of $35.1 million.
Real Estate Equity—Other

•
Multifamily Portfolio Preferred Equity. In March 2013, we entered into a joint venture with a minority unaffiliated investor and a separate agreement with a third party sponsor to provide participating preferred equity to an entity investing in multifamily properties. At the March 2013 closing, we and the minority investor funded preferred equity of $34 million and $7 million, respectively, and the sponsor funded $14 million of common equity. Subsequent to the initial closing, we and the minority investor funded an additional $93 million and $19 million, respectively, of preferred equity and the sponsor funded $37 million of common equity. The common and preferred equity proceeds were used along with mortgage financing proceeds to acquire multifamily properties comprising approximately 7,600 units within 20 apartment communities in Georgia, Texas and Florida. Our cumulative preferred equity of $127 million to-date provides a 12% preferred return, 1% issuance fee and a 30% profit participation after the joint venture first, and the sponsor, second, have each attained a 12% internal rate of return. Our share of this participating preferred equity interest in the investment entity is 83%.

•
Safeway-Albertsons. On March 6, 2014, we committed $100 million of new equity in a consortium led by Cerberus Capital Management, L.P. that agreed to acquire all of the outstanding shares of Safeway Inc. pursuant to a merger agreement. The consortium currently owns other national grocery chains, including Albertsons. In connection with the equity commitment, we provided a guaranty to Safeway Inc. for our pro rata share of the $400 million termination fee, or approximately $17.6 million, which becomes payable under certain circumstances, including failure to complete the merger within 15 months, and a court-issued injunction to block the merger pursuant to antitrust laws. We have determined that a payment pursuant to the guaranty is remote, and have not accrued a liability related to the guarantee. Through our controlled subsidiary for this transaction, we anticipate assigning $50 million of the $100 million equity commitment in the investment and a ratable share of any liability arising from the guaranty to a passive third-party co-investment participant. There can be no assurance that the acquisition transaction or the co-investment will be completed on these terms, or at all.

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

Investment Activity Subsequent to March 31, 2014

•
Pennsylvania Retail B-Note—We invested in a joint venture with a minority unaffiliated investor to originate a $16.5 million B-note secured by three retail assets in Pennsylvania and Ohio. The loan bears a 10.5% fixed interest rate with a 30-year amortization schedule and matures in April 2024. The Company’s share of this investment is 99%, or $16.3 million.

•
Times Square First Mortgage Loan—We originated a $63 million first mortgage loan secured by a development site in the Times Square submarket of Manhattan.  The loan bears an interest rate of LIBOR plus 9.75% (with a 0.25% LIBOR Floor), with a 1% origination fee and a 1% exit fee.  The initial term of the loan is 18 months, plus two 6-month extension options.

Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. There have been no material changes to our critical accounting policies or those of our unconsolidated joint ventures since the filing of our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2013.
Recent Accounting Updates
Recent accounting updates are included in Note 2 to our consolidated financial statements in Item 1 of this Report.

Results of Operations—Comparison of Three Months Ended March 31, 2014 and 2013
We commenced operations upon completion of our IPO on September 29, 2009 and continue to actively invest in our target assets. In general, period-over-period increases in our results of operations reflect our ongoing investment activities and capital-raising efforts. At March 31, 2014, we had 62 active investments representing $2.4 billion of invested equity, compared to 53 investments and $1.4 billion at March 31, 2013. Due to the overall growth and increased number of investments in nearly every category, the results of operations presented below for each period are not directly comparable and are not necessarily indicative of future financial condition or results of operations.
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

Income from Our Investments
Our largest source of income is our real estate debt investments, which we hold either directly or through our investments in unconsolidated joint ventures. We have been continually investing in our target assets throughout 2013 and 2014, and therefore, income from some investments may reflect less than a full quarter’s results of operations. We have also sold or received early payoffs on some of our debt investments, sometimes at substantial gains, which affect period over period comparability.
Income (loss) from our investments by type of investment is summarized below. We have recently re-categorized some of our investments, as described in Note 18 to our consolidated financial statements included in this Report. Certain amounts for the three months ended March 31, 2013 have been reclassified to conform to the current period presentation:

	Three Months Ended March 31, 2014
(In thousands)	Income (Loss)	Less: Expenses, Other (Income) Loss and Income Tax Provision	Less: Net Income Attributable to Noncontrolling Interests	Net Income (Loss) Attributable to Colony Financial, Inc.
Amounts allocated to investment segments:
Real estate debt investments
Acquisitions:
Single loans—first mortgages	$6,049	$1,031	$1,437	$3,581
Single loans—subordinated debt (1)	1,188	1	197	990
Loan portfolios	19,856	5,835	1,088	12,933
CMBS/bonds	326	100	1	225
Total acquisitions	27,419	6,967	2,723	17,729
Originations:
Senior & whole mortgage loans	9,148	383	424	8,341
Subordinated debt (1)	15,538	44	4,444	11,050
Total originations	24,686	427	4,868	19,391
Total real estate debt investments	52,105	7,394	7,591	37,120
Single-family residential rentals	(3,195)	—	—	(3,195)
Other real estate equity investments (2)	10,259	3,174	529	6,556
Total investments	59,169	10,568	8,120	40,481
Amounts not allocated to investment segments	38	18,789	—	(18,751)
	$59,207	$29,357	$8,120	$21,730

	Three Months Ended March 31, 2013
(In thousands)	Income (Loss)	Less: Expenses, Other (Income) Loss and Income Tax Provision	Less: Net Income Attributable to Noncontrolling Interests	Net Income (Loss) Attributable to Colony Financial, Inc.
Amounts allocated to investment segments:
Real estate debt investments
Acquisitions:
Single loans—first mortgages	$6,654	$1,362	$1,504	$3,788
Single loans—subordinated debt (1)	1,551	—	196	1,355
Loan portfolios	9,275	365	—	8,910
CMBS/bonds	4,109	71	11	4,027
Total acquisitions	21,589	1,798	1,711	18,080
Originations:
Senior & whole mortgage loans	3,792	1	368	3,423
Subordinated debt (1)	5,852	186	485	5,181
Total originations	9,644	187	853	8,604
Total real estate debt investments	31,233	1,985	2,564	26,684
Single-family residential rentals	(1,084)	—	—	(1,084)
Other real estate equity investments (2)	3,285	25	23	3,237
Total investments	33,434	2,010	2,587	28,837
Amounts not allocated to investment segments	151	9,581	—	(9,430)
	$33,585	$11,591	$2,587	$19,407

(1)	Subordinated debt includes B-notes, mezzanine loans, and preferred equity earning a fixed return.

(2)
Other real estate equity investments include interests in real estate properties, equity interests obtained through foreclosures or deed-in-lieu of foreclosure on the collateral of target assets originally acquired or originated as debt instruments, and preferred equity earning a fixed return plus equity participation.

Net Income from Real Estate Debt Investments
Net income from acquired single first mortgage loans for the three months ended March 31, 2014 decreased $0.2 million, or 5%, compared to the three months ended March 31, 2013. The decrease primarily reflects reclassification of Phoenix Corporate Tower from acquired first mortgages to other real estate equity investments in September 2013 upon foreclosure on the underlying assets. Expenses on acquired first mortgage loans for the three months ended March 31, 2014 and 2013 include the interest expense and servicing costs on Luxury Destination Club Recourse Loan II, where we obtained seller-provided financing. All contractual interest due for the term of the financing was pre-funded by the borrower.
Net income from acquired subordinated debt for the three months ended March 31, 2014 decreased $0.4 million, or 27%, compared to the three months ended March 31, 2013. The decrease primarily reflects lower interest from the Ashford Notes due to its full resolution in February 2014.
Net income from loan portfolios include income from loan portfolios acquired in structured transactions with the FDIC as well as from commercial banks. For the three months ended March 31, 2014, net income from loan portfolios increased $4.0 million, or 45%, compared to the three months ended March 31, 2013. The drivers of the overall increase are: additional income from six loan portfolios acquired since the first quarter of 2013, lower interest expense on FDIC purchase money notes resulting from principal payments, and favorable changes in expected accretable yields on some of our existing portfolios. These increases are partially offset by decreases due to ongoing loan repayments. Two of our FDIC portfolios acquired in late 2010 are managed by asset management companies that are wholly-owned by us. We charge a fee of 50 basis points on each portfolio’s UPB per annum, payable monthly, which is included in income from loan portfolios. Expenses on loan portfolios reflect asset management, servicing fees and interest expense incurred by the asset management companies and our consolidated loan portfolios, as well as transaction costs of approximately $4.6 million incurred in connection with the transfer in January 2014 of a portfolio of three loans acquired through Spanish securitization trusts, of which our share was $3.8 million.
Net income from CMBS/bonds for the three months ended March 31, 2014 decreased $3.8 million, or 94%, compared to the three months ended March 31, 2013. The decrease primarily reflects a $2.8 million gain recognized from the February 2013 sale of 40% participation interests in the loans that were previously held within a securitization trust and the sale of a senior bond in a CMBS-resecuritization in December 2013.
Net income from originated senior and whole mortgage loans for the three months ended March 31, 2014 increased $4.9 million, or 144%, compared to the three months ended March 31, 2013. The increase primarily reflects $5.9 million of net income generated from six new loan originations and 13 additional loans originated within the Transitional CRE Lending Platform since the first quarter of 2013, and a full quarter's effect of one loan originated in March 2013. The increases are partially offset by the reduction in income following an early payoff of a loan with $22.3 million UPB in June 2013, a partial prepayment of Boca Raton Multifamily Land Loan in January 2014, and reclassification of the Lifestyle Athletic Club Mortgage Participation from originated whole mortgages to originated subordinated debt following the sale of an A-note in July 2013.
Net income from originated subordinated debt for the three months ended March 31, 2014 increased $5.9 million, or 113%, compared to the three months ended March 31, 2013. The increase primarily reflects income from new originations including National Hotel Portfolio Mezzanine Loan originated in May 2013 and Mexico Luxury Resort Junior Mortgage Participation and New York Student Housing Loan originated in August 2013, among others. The increase also reflects a full quarter's effect of income from the Lifestyle Athletic Club Mortgage Participation originated in March 2013 following the sale of an A-note in July 2013, as noted above. The increases are partially offset by the reduction in income following the payoff or sale of four loans since the first quarter of 2013 with an aggregate UPB of $171.8 million.
Net income from our European real estate debt investments for the three months ended March 31, 2014 and 2013 was $2.8 million and $0.6 million, respectively.
Loss from Single-Family Residential Rentals
Our investment in single-family residential rentals through CAH OP generated a loss of $3.2 million and $1.1 million during the three months ended March 31, 2014 and 2013, respectively, including approximately $3.9 million and $1.0 million, respectively, that represent our share of depreciation expense. The SFR rental business was started in March 2012 and the business has grown rapidly; therefore, prior year results do not provide meaningful comparisons to the current year results. As of March 31, 2014, CAH OP owned 16,189 units in ten states, including units operated in a joint venture with Fannie Mae, compared to 8,236 units as of March 31, 2013. The overall portfolio was 70% occupied as of March 31, 2014, up from 61% occupied as of December 31, 2013. The improvement in portfolio occupancy is the result of improved operational performance including higher renovation and leasing productivity. During the three months ended March 31, 2014, CAH OP averaged approximately 500 renovations and over 800 new leases signed per month.

Net income from Other Real Estate Equity Investments
Net income from other real estate equity investments increased by $3.3 million, or 103%, from the three months ended March 31, 2013 to the three months ended March 31, 2014. Net income from other real estate equity investments for the three months ended March 31, 2014 includes a $3.9 million gain recognized from the sale of our remaining shares of WLH Stock in January 2014, net income from the operations of our Hotel Portfolio which generated a net loss during the first quarter of 2013, $3.8 million of income from the Multifamily Portfolio Preferred Equity, which we closed in March 2013 and in which we have made additional investments since then, and net income from the triple-net leased Midwest NNN Office Campus acquired in December 2013. Net income from other real estate equity investments for the three months ended March 31, 2013 reflects income from our investment in First Republic Bank, including a $4.2 million gain recognized from the sale of 281,352 shares of its common stock, partially offset by a $0.9 million net loss from the operations of our Hotel Portfolio.
Concentration
Certain investments individually generated greater than 10% of our total income for the periods presented. For the three months ended March 31, 2014 and 2013, Luxury Destination Club Recourse Loan I and II, which share the same corporate guarantor, generated 10% and 19% of total income, respectively, including income attributable to the 33% and 40% noncontrolling interests. National Hotel Portfolio Mezzanine Loan generated 16% of our total income for the three months ended March 31, 2014, including income attributable to the 47% noncontrolling interests. For the three months ended March 31, 2013, our investment in First Republic Bank generated 13% of our total income, primarily resulting from gains on sales of First Republic Bank common stock. We sold our remaining equity interest in First Republic Bank during 2013.
Amounts Not Allocated to Investments
Certain non-investment-specific income and expense amounts not allocated to segments are summarized below.

	Three Months Ended March 31,
(in thousands)	2014	2013
Interest income from cash	$38	$151
Expenses and other gain:
Management fees	$10,713	$6,370
Unconsummated deal expenses	753	108
Interest expense	5,802	908
Administrative expense	2,349	1,843
Other gain	(1,073)	—
Income tax provision	245	352
Total expenses	$18,789	$9,581

•	Management Fees—Management fees include the following:

	Three Months Ended March 31,
(in thousands)	2014	2013
Base management fees	$6,642	$5,252
Share-based compensation	4,071	1,118
	$10,713	$6,370
Base management fees have increased by approximately $1.4 million from the three months ended March 31, 2013 to the three months ended March 31, 2014 due to an increase in our fee base, as defined in our management agreement with the Manager. The increases in our fee base are largely attributable to net proceeds from our equity offerings. The increases resulted from two common stock offerings and our issuance of common stock under our at-the-market stock offering program ("ATM Program") since the first quarter of 2013, with combined net proceeds of approximately $578 million. Share-based compensation represents expense recognized on restricted shares awarded to our Manager, certain of our executive officers and certain employees of our Manager and its affiliates in 2012 and January 2014. Based upon the vesting schedule of shares awarded and the fair value as of each measurement date, share-based compensation could fluctuate significantly.

•
Interest Expense—For the three months ended March 31, 2014 and 2013, we incurred non-segment interest expense of $5.8 million and $0.9 million, respectively, primarily on our credit facility and convertible senior notes. Interest expense for 2014 was significantly higher as our convertible senior notes were issued subsequent to the first quarter of 2013 in

April 2013 and January 2014; and due to higher average outstanding borrowings to temporarily finance our investments during the period. We do not attribute borrowings on our credit facility or proceeds from issuance of convertible notes to specific investments.

•	Administrative Expenses—Administrative expenses are summarized below:

	Three Months Ended March 31,
(In thousands)	2014	2013
Reimbursements to Colony Capital:
Compensation pursuant to secondment agreement	$324	$308
Allocated overhead and direct administrative expenses	667	353
Total reimbursements to Colony Capital	991	661
Professional fees	882	773
Other	646	409
	$2,519	$1,843
Total administrative expenses increased by $0.7 million, or 37%, from the three months ended March 31, 2013 to the three months ended March 31, 2014 reflecting the added administrative burden associated with the growth of our business.

•
Income Tax Provision—Our taxable REIT subsidiaries (each a “TRS”), which directly or indirectly hold certain of our investments, are subject to corporate level federal, state, foreign and local income taxes. For the three months ended March 31, 2014 and 2013, we incurred income tax expense of $0.2 million and $0.4 million, respectively. Our current primary sources of income subject to taxation at the TRSs are income from loan resolutions in some of our loan portfolios, income from our interests in asset management companies which manage some of our loan portfolios, and hotel operations from our Hotel Portfolio. Income tax provision for 2014 was slightly lower than 2013 as a result of the tax benefit recognized from net operating losses from our Hotel Portfolio which partially offset the income tax expenses on other taxable activities.

Information About Our Real Estate Debt Portfolio
The following tables summarize certain characteristics of the loans and beneficial interests in securities held by the Company and the joint ventures and our proportionate share:

	March 31, 2014
($ in thousands)	Total Portfolio		Company’s Proportionate Share
Collateral Type	Unpaid Principal Balance	Amortized Cost (1)	Unpaid Principal Balance	Amortized Cost (1)(2)	% of Amortized Cost	Weighted Average Coupon	Current Interest Yield on Cost	Weighted Average Maturity in Years
Originated performing loans
Retail	$299,625	$288,276	$289,632	$278,743	15.7%	9.2%	9.6%	5.9
Office	36,825	36,551	36,825	36,551	2.0%	6.7%	6.8%	2.0
Hospitality	577,953	574,734	326,895	324,985	18.3%	10.8%	10.9%	2.8
Multifamily	142,200	141,920	111,995	111,745	6.3%	5.5%	5.5%	1.9
Other commercial	103,358	102,735	102,123	101,500	5.7%	9.1%	9.2%	3.6
Residential	113,079	112,542	53,030	52,814	3.0%	13.8%	14.1%	3.4
Land	94,819	90,963	55,573	53,636	3.0%	13.3%	14.1%	2.7
Total originated performing loans	1,367,859	1,347,721	976,073	959,974	54.0%	9.7%	9.9%	3.7
Acquired loans and beneficial interests in bonds
Performing:
Retail	592,397	416,118	291,717	205,752	11.6%	3.5%	5.1%	3.0
Office	311,333	221,398	137,268	92,023	5.2%	2.7%	4.3%	3.8
Industrial	236,392	181,706	91,495	74,659	4.2%	4.3%	5.3%	3.9
Hospitality	258,909	213,640	127,065	108,838	6.1%	7.4%	9.3%	1.2
Multifamily	488,962	404,590	222,676	197,358	11.1%	5.0%	5.6%	9.0
Other commercial	255,490	174,121	42,863	32,509	1.8%	9.6%	12.2%	3.6
Residential	48,042	32,928	16,412	12,517	0.7%	4.2%	5.7%	17.6
Land	100,047	41,279	13,986	6,196	0.4%	5.7%	10.5%	1.4
Total acquired performing	2,291,572	1,685,780	943,482	729,852	41.1%	4.6%	6.2%	4.6
Non-performing:
Retail	184,152	80,781	35,299	16,576	1.0%
Office	98,865	50,646	19,896	10,778	0.6%
Industrial	114,996	52,651	26,931	14,038	0.8%
Hospitality	56,351	27,848	7,429	3,693	0.2%
Multifamily	98,342	38,449	25,435	11,234	0.6%
Other commercial	305,782	106,279	41,935	14,418	0.8%
Residential	120,099	37,401	17,890	6,968	0.4%
Land	518,108	96,323	49,869	9,628	0.5%
Total acquired non-performing	1,496,695	490,378	224,684	87,333	4.9%
Total acquired loans	3,788,267	2,176,158	1,168,166	817,185	46.0%
Total portfolio	$5,156,126	$3,523,879	$2,144,239	$1,777,159	100.0%

	December 31, 2013
($ in thousands)	Total Portfolio		Company’s Proportionate Share
Collateral Type	Unpaid Principal Balance	Amortized Cost (1)	Unpaid Principal Balance	Amortized Cost (1)(2)	% of Amortized Cost	Weighted Average Coupon	Current Interest Yield on Cost	Weighted Average Maturity in Years
Originated performing loans
Retail	$43,850	$43,400	$43,850	$43,400	3.2%	6.5%	6.6%	2.3
Office	21,725	21,548	21,725	21,548	1.6%	6.9%	7.0%	2.4
Hospitality	493,242	490,168	253,057	251,350	18.4%	11.2%	11.3%	2.8
Multifamily	123,700	123,555	93,495	93,382	6.8%	5.4%	5.4%	2.0
Other commercial	103,823	103,112	102,521	101,810	7.4%	9.1%	9.2%	3.8
Residential	100,260	99,577	46,618	46,320	3.4%	13.5%	13.7%	3.6
Land	96,257	92,341	47,919	45,961	3.4%	12.5%	13.3%	2.7
Total originated performing loans	982,857	973,701	609,185	603,771	44.2%	9.8%	9.9%	2.9
Acquired loans and beneficial interests in bonds
Performing:
Retail	576,529	389,345	264,464	175,766	12.9%	3.2%	5.0%	3.3
Office	325,986	228,305	138,550	91,176	6.7%	2.6%	4.1%	4.0
Industrial	204,280	151,883	43,372	31,716	2.3%	6.3%	8.7%	7.8
Hospitality	285,531	237,885	127,282	109,083	8.0%	8.4%	10.7%	0.9
Multifamily	522,513	428,340	233,778	205,660	15.0%	5.0%	5.7%	9.0
Other commercial	283,426	191,045	45,440	33,739	2.5%	9.4%	12.2%	3.7
Residential	56,039	36,748	17,058	12,649	0.9%	4.2%	5.9%	17.2
Land	107,830	44,628	14,538	6,382	0.5%	5.7%	10.7%	1.4
Total acquired performing	2,362,134	1,708,179	884,482	666,171	48.8%	4.9%	6.6%	5.1
Non-performing:
Retail	238,841	90,366	41,453	17,970	1.3%
Office	108,128	53,801	20,811	11,133	0.8%
Industrial	137,125	61,481	29,003	15,141	1.1%
Hospitality	58,781	29,101	7,801	3,821	0.3%
Multifamily	123,576	52,832	29,890	13,066	1.0%
Other commercial	334,197	119,562	44,702	15,507	1.1%
Residential	131,315	40,316	19,315	7,453	0.5%
Land	619,410	125,227	59,971	12,078	0.9%
Total acquired non-performing	1,751,373	572,686	252,946	96,169	7.0%
Total acquired loans	4,113,507	2,280,865	1,137,428	762,340	55.8%
Total portfolio	$5,096,364	$3,254,566	$1,746,613	$1,366,111	100.0%

(1)	The following table summarizes the amortized cost of the total portfolio and the Company's proportionate share included in the table above:

(Amounts in thousands)	March 31, 2014		December 31, 2013
	Total Portfolio	Company’s Proportionate Share	Total Portfolio	Company’s Proportionate Share
Loans receivable, net, on the Company's consolidated balance sheet	$1,503,864	$1,163,949	$1,028,654	$730,204
Beneficial interests in debt securities on the Company's consolidated balance sheet	30,636	30,483	30,834	30,680
Loans receivable, net, held by unconsolidated joint ventures	1,952,724	556,129	2,171,943	593,660
ADC loans (a)	36,655	26,598	23,135	11,567
	$3,523,879	$1,777,159	$3,254,566	$1,366,111

(a)	Certain acquisition, development and construction loans are accounted for under the equity method depending upon their characteristics.

(2)	Our proportionate share of amortized cost is calculated as our share of the loans and debt securities based upon our ownership interest in each respective investment entity.

As of March 31, 2014, our and our joint ventures’ performing loan portfolio comprised fixed rate loans bearing interest rates ranging from 2.0% to 20.9% (weighted average of 8.1%) with an aggregate UPB of $1.70 billion and variable rate loans bearing interest rates ranging from 1.2% to 12.5% (weighted average of 6.1%) with an aggregate UPB of $1.96 billion. Maturity dates of performing loans range from April 2014 to February 2049. Scheduled maturities based on UPB of performing loans as of March 31, 2014 are as follows:

(In thousands)
One year or less	$752,245
Greater than one year and less than five years	2,113,523
Greater than or equal to five years	793,663
Total	$3,659,431

Liquidity and Capital Resources
Our current primary uses of liquidity are to fund:

•	acquisitions of our target assets and related ongoing commitments;

•	our operations, including overhead costs and the management fee to our Manager;

•	distributions to our stockholders; and

•	principal and interest payments on our borrowings, including interest obligation on our convertible debt.
Our current primary sources of liquidity are:

•	cash on hand;

•	our credit facility;

•	cash flow generated from our investments, both from operations and return of capital;

•	proceeds from full or partial realization of investments;

•	investment-level financing; and

•	proceeds from public or private equity and debt offerings.

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
Contractual Obligations and Commitments
We have contractual obligations to make future payments on our convertible debt and secured revolving credit facility, including unused commitment fees, and secured financing related to our Luxury Destination Club Recourse Loan II, Midwest NNN Office Campus, Freddie Mac Portfolio and our new U.S. Loan Portfolio 2014-1 acquired in March 2014. See “—Convertible Notes" for additional details on our convertible debt obligations including the new 3.875% Convertible Notes that were issued in January 2014. There have been no other material changes in our contractual obligations as described in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2013.
Pursuant to the operating agreements of certain unconsolidated joint ventures, the joint venture partners may be required to fund additional amounts for future investments, unfunded lending commitments, ordinary operating costs, guaranties or commitments of the joint ventures. As of March 31, 2014, our share of those commitments was $14.8 million.
We may be required to fund additional amounts to borrowers pursuant to certain loan agreements. As of March 31, 2014, we had combined unfunded lending commitments of $36.1 million, net of the portion pertaining to noncontrolling interests.
In connection with our equity commitment to a consortium (which currently owns the Albertsons national grocery chain enterprise) to acquire the outstanding shares of Safeway Inc., we provided a guaranty to Safeway Inc. for our pro rata share of the $400 million termination fee, or approximately $17.6 million, which becomes payable under certain circumstances, including failure to complete the merger within 15 months, and a court-issued injunction to block the merger pursuant to antitrust laws. We have determined that a payment pursuant to the guaranty is remote, and have not accrued a liability related to the guaranty. Through our controlled subsidiary for this transaction, we anticipate assigning $50 million of the $100 million equity commitment in the investment and a ratable share of any liability arising from the guaranty to a passive third-party co-investment participant. There can be no assurance that the acquisition transaction or the co-investment will be completed on these terms, or at all.
Off-Balance Sheet Arrangements
Several of our unconsolidated joint ventures have financing that is not reflected on our balance sheet. For some of the financing arrangements, we provided customary non-recourse carve-out guaranties. We believe that the likelihood of making any payments under the guaranties is remote. See "—Investment-Level Financing" for additional information.
Dividends
U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We intend to pay regular quarterly dividends to our stockholders in an amount equal to our net taxable income, if and to the extent authorized by our board of directors. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service, if any. In addition, our new credit facility limits the amount of distributions we can make to 115% of taxable income plus depreciation expense. If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.
Common Stock—Our board of directors declared the following dividends in 2014:

Quarter Ended	Dividends Declared per Share	Date Paid
March 31, 2014	$0.35	April 15, 2014
Preferred Stock—We are required to make quarterly cash distributions on the 10,080,000 outstanding shares of our 8.5% Series A Preferred Stock. The aggregate quarterly amount of $5.4 million, or $0.53125 per share, is payable on or about the 15th of each January, April, July and October.
Cash and Cash Flows
As of May 8, 2014, we had approximately $64 million of cash on hand.
The following table summarizes our cash flow activity for the periods presented:

	Three Months Ended March 31,
(In thousands)	2014	2013
Net cash provided by operating activities	$33,316	$26,929
Net cash used in investing activities	(391,936)	(319,933)
Net cash provided by financing activities	399,793	204,879
Operating Activities
For the three months ended March 31, 2014, cash flows from operating activities increased $6.4 million, or 24%, compared to the three months ended March 31, 2013. The increase reflects the substantial increase in the number of investments in our portfolio. Cash flows from operating activities are primarily distributions of earnings from unconsolidated joint ventures and interest received from our investments in loans, partially offset by payment of operating expenses.
Investing Activities
Net cash used in investing activities for both periods presented reflect our investing activity. Cash outlays for our contributions to unconsolidated joint ventures and for investments in loans during the periods are partially offset by distributions of capital from unconsolidated joint ventures resulting from principal repayments, loan resolutions and financing activities. Cash provided by investing activities also includes principal repayments of loans held for investment. We invested approximately $456.6 million and $346.3 million, primarily in new investments, during the three months ended March 31, 2014 and 2013, respectively.

Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2014 reflects net proceeds of $336 million from our common stock offerings, $224.3 million from issuance of convertible senior notes, and contributions from noncontrolling interests of $29.8 million primarily related to U.S. Loan Portfolio 2014-1, UK Retail Borrower Recapitalization and Hawaii Luxury Resort. These amounts were offset by $138.5 million net repayments on our credit facility, $10.7 million repayments on secured financing, $32.1 million payment of dividends and $7.9 million distributions to noncontrolling interests. Net cash provided by financing activities for the three months ended March 31, 2013 reflects net proceeds of approximately $232.3 million from our common stock offering in January 2013 and contributions from noncontrolling interests of $6.9 million related to Multifamily Portfolio Preferred Equity. These amounts were offset by $26.4 million payment of dividends, $5.0 million of repayments on secured financing, and $2.6 million distributions to noncontrolling interests.
Cash from Investments
Our investments generate cash, either from operations or as a return of our invested capital. We receive monthly or quarterly distributions from some of our unconsolidated joint ventures from earnings, principal receipts or capital transactions such as financing transactions or full or partial loan sales. We also receive interest and principal on our loans held for investment and rental income from tenants. As loans reach their maturity we may receive all or a portion of the outstanding principal balance. Certain loans held for investment require minimum principal payments, including partial paydowns of principal in the event of a sale of the underlying collateral. We may also, from time to time, fully or partially realize our investments through sale and expect to continue to resolve loans in our loan pools to generate cash, particularly those in acquired credit-distressed portfolios. We may also pursue opportunities to sell whole or partial positions in our originated loan investments or obtain financing (see “—Investment-Level Financing” and "—Leverage Policies") to generate cash and improve the return on our investments.
For the three months ended March 31, 2014, our investments generated $91.3 million of cash from various sources as follows:

•
Acquired loans—We received approximately $55.2 million from our acquired single loans and loan portfolios from various sources, such as interest and fees, loan sales and principal receipts including payoffs, and after debt service, and distributed $2.5 million of this amount to noncontrolling interests. Approximately $47.6 million of cash received was capital in nature. The major contributors to capital returned were $10.8 million from the payoff of two loans in the Freddie Mac Portfolio, $24.4 million from the full payoff of Ashford Notes and $9.5 million of principal receipts on our various FDIC loan portfolios.

•
Originated loans—We received approximately $31.5 million from our originated loans and distributed $4.7 million to noncontrolling interests. Approximately $12.2 million of cash received was capital in nature including $9 million from the partial principal repayment of Boca Raton Multifamily Land Loan. The remainder of the cash generated from originated loans consists of current interest and required principal payments received.

•	Single-family residential rentals—We received approximately $0.7 million from our investments in the single-family residential rentals, which was entirely a return of capital.

•
Other real estate equity investments—We received approximately $11.8 million from our other real estate equity investments of which $6.2 million was from the sale of our remaining shares of WLH Stock, $4.4 million from the Multifamily Portfolio Preferred Equity investment and $0.5 million in net rent payments after debt service from Midwest NNN Office Campus. We distributed $0.7 million of this amount to noncontrolling interests.

Credit Facility
On August 6, 2013, we entered into a new credit agreement (the “JPM Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent, and certain lenders, which provides a credit facility in the initial maximum principal amount of $360 million which may be increased to $600 million, subject to certain conditions, including each lender or substitute lender agreeing to provide commitments for such increased amount. Subsequently, the maximum principal amount was increased by $60 million to $420 million as two of the lenders increased their share of commitments.
The maximum amount available to borrow under the JPM Credit Agreement at any time is limited by a borrowing base of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of net book value or a multiple of Core Earnings (as further described under “—Non-GAAP Supplemental Financial Measure: Core Earnings"). As of May 8, 2014, the borrowing base valuation was sufficient to permit borrowings of up to the entire $420 million commitment, none of which had been drawn.

The JPM Credit Agreement contains covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. At March 31, 2014, we were in compliance with all debt covenants. The following table summarizes the key financial covenants and our actual results as of and for the three months ended March 31, 2014:

		Actual Level
($ in thousands)	Covenant Level	3/31/2014
Financial covenant as defined in the Credit Agreement:
Consolidated Tangible Net Worth	Minimum $1,621,348	$1,973,251
Consolidated Fixed Charge Coverage Ratio	Minimum 2.25 to 1.0	3.75 to 1.0
Consolidated Leverage Ratio	Maximum 0.5 to 1.0	0.35 to 1.0
Liquidity	Minimum $5,000	$504,048

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
Investment-Level Financing
The structured transactions with the FDIC were consummated in part with leverage provided by the FDIC with zero-coupon financing and terms ranging from two to seven years. As of March 31, 2014, all eight of our FDIC-financed portfolios had fully repaid or defeased the purchase money notes and are making distributions to investors. The notes are not guaranteed by the managing member entities in which we have ownership interests and are non-recourse to us. In addition to FDIC financing, we have various forms of investment-level financing from commercial banks on several of our investments, including several loan portfolios, Midwest NNN Office Campus, the Hotel Portfolio and CAH OP. The Hotel Portfolio we acquired through foreclosure is subject to an existing mortgage loan.
On April 10, 2014, we transferred eleven variable rate commercial mortgage loans originated within our Transitional CRE Lending Platform into a newly formed indirect wholly-owned subsidiary, Colony Mortgage Capital Series 2014-FL1, Ltd. (the “Issuer”). The Issuer issued several classes of secured notes and income notes (the “2014-FL1 Notes”). The secured 2014-FL1 Notes are secured by all of the assets of the Issuer. In connection with the securitization, the Issuer offered and sold to third parties the four most senior classes of the 2014-FL1 Notes (collectively, the "Offered Notes”) with an aggregate principal balance of approximately $126.2 million and a weighted average coupon of LIBOR plus 1.78%. The proceeds from the sale of the Offered Notes, net of securitization costs, were approximately $122.3 million. The retained $64.3 million subordinate position, together with an additional $15 million of committed and invested affiliated loans held outside the trust totaling $79 million, yields a blended rate of LIBOR plus 14%, before fees and expenses.
On April 10, 2014, CAH completed a securitization transaction backed by income generated from approximately 3,400 single-family rental homes in its portfolio. CAH sold $514 million in bonds with a blended rate, including servicing fees, of LIBOR plus 1.78% with a 0.25% LIBOR floor.
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
Convertible Notes
In April 2013, we issued $200 million of our 5% Convertible Senior Notes due on April 15, 2023 (the "5% Convertible Notes"). The net offering proceeds, after deducting underwriting discounts and offering costs payable by us, were approximately $193.7 million. These 5% Convertible Notes bear interest at 5% per annum which is payable semiannually in arrears on April 15 and October 15 of each year. The first interest payment was made on October 15, 2013. The holders of the 5% Convertible Notes may convert their convertible notes into shares of our common stock, at their option, at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, subject to certain limitations as described in the indenture, at the applicable conversion rate in effect on the conversion date. The conversion rate is initially set to equal 42.3819 shares of common stock per $1,000 principal amount of convertible notes (equivalent to a conversion price of approximately $23.60 per share of common stock), subject to adjustment upon the occurrence of certain events. We may redeem the 5% Convertible Notes at our option at any time on or after April 22, 2020 if the last reported sale price of our common stock has been at least 130% of the conversion price of the convertible notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption, at a redemption price equal to 100% of the principal amount of the convertible notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. We used the proceeds from the 5% Convertible Notes offering to acquire our target assets and for working capital and general corporate purposes.
In January 2014, we issued $230 million of our 3.875% Convertible Senior Notes due on January 15, 2021 (the "3.875% Convertible Notes"). The net offering proceeds, after deducting underwriting discounts and offering costs payable by us, were approximately $223.9 million. These 3.875% Convertible Notes bear interest at a rate equal to 3.875% per annum payable semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2014. The holders of the 3.875% Convertible Notes may convert their convertible notes into shares of our common stock, at their option, at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, subject to certain limitations as described in the indenture, at the applicable conversion rate in effect on the conversion date. The conversion rate is initially set to equal 40.2941 shares of common stock per $1,000 principal amount of convertible notes (equivalent to a conversion price of approximately $24.82 per share of common stock), subject to adjustment upon the occurrence of certain events. We may redeem the 3.875% Convertible Notes at our option at any time on or after January 22, 2019 if the last reported sale price of our common stock has been at least 130% of the conversion price of the convertible notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption, at a redemption price equal to 100% of the principal amount of the convertible notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. We used a portion of the net proceeds to repay amounts then outstanding under our secured revolving credit facility and the remainder to acquire our target assets and for general corporate purposes.
Equity Offerings
The following table summarizes our common stock offerings for the three months ended March 31, 2014:

	Number of Shares	Average Price per Share	Net Proceeds (in thousands) (1)
March 2014	14,950,000	$21.90	$327,115
At-the-market sales in 2014	405,899	21.07	8,465

(1)	Net of underwriting discounts and commissions and offering costs payable by us
We used the net proceeds from the offerings to repay amounts outstanding under the line of credit at the time of the offering, fund acquisitions of target assets in a manner consistent with our investment strategies and guidelines, and for working capital and general corporate purposes.
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
Portions of adjustments to GAAP net income to reconcile to Core Earnings represent our proportionate share of such items incurred by our unconsolidated joint ventures. A reconciliation of our GAAP net income attributable to common stockholders to Core Earnings is presented below:

	Three Months Ended March 31,
(In thousands)	2014	2013
GAAP net income attributable to common stockholders	$16,375	$14,052
Adjustments to GAAP net income attributable to common stockholders to reconcile to Core Earnings:
Noncash equity compensation expense	4,160	1,187
Depreciation expense	6,609	1,835
Net unrealized loss (gain) on derivatives	2	(27)
Core Earnings	$27,146	$17,047

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
The interest rate sensitivity table below illustrates the projected impact of changes in interest rates in 1% increments on our net income for twelve months, assuming no changes in our interest-bearing assets and liabilities mix as it stood at March 31, 2014. The maximum decrease in LIBOR is assumed to be 0.15%, the actual rate at March 31, 2014.

(Amounts in thousands)
Affected Line Item in the Consolidated Statement of Operations	+2.00%	+1.00%	-0.15%
Equity in income of unconsolidated joint ventures	$(6,035)	$(3,018)	$540
Interest income	11,530	5,765	(839)
Interest expense	(3,757)	(1,879)	291
Net income	1,738	868	(8)
Net income attributable to noncontrolling interests	2,517	1,259	(195)
Net income attributable to Colony Financial, Inc.	$(779)	$(391)	$187
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
Currency Risk
We have foreign currency rate exposures related to our Euro- and British Pound-denominated investments. Changes in currency rates can adversely affect the fair values and earnings of our non-U.S. holdings. As of March 31, 2014, we had approximately €163.5 million and £141.2 million, or $460.4 million, in European investments. A 1% change in the exchange rate would result in a $3.0 million increase or decrease in translation gain or loss on our investments in unconsolidated joint ventures and loan investments. We mitigate this risk by utilizing currency instruments to hedge the capital portion of our foreign currency risk. The types of hedging instrument that we employed on our European investments were forwards and costless collars (buying a protective put while writing an out-of-the-money covered call with a strike price at which the premium received is equal to the premium of the protective put purchased) which involved no initial capital outlay. The puts were structured with strike prices approximately 10% lower than our cost basis in such investments, thereby limiting any Euro or British Pound related foreign exchange fluctuations to approximately 10% of the original capital invested in the deal. At

March 31, 2014, net tax-effected accumulated foreign exchange loss on the European investments was approximately $0.8 million, net of effect of hedging.
At March 31, 2014, the total notional amounts of the Euro and British Pound collars were approximately €74.9 million and £32.1 million, respectively, with termination dates ranging from July 2014 to June 2019, and the total notional amounts of the Euro and British Pound forward exchange contracts were €50 million and £95.7 million, respectively, with a termination date of June 2014. The maturity dates of such instruments approximate the projected dates of related cash flows for specific investments. Termination or maturity of currency hedging instruments may result in an obligation for payment to or from the counterparty to the hedging agreement. We are exposed to credit loss in the event of non-performance by counterparties for these contracts. To manage this risk, we select major international banks and financial institutions as counterparties and perform a quarterly review of the financial health and stability of our trading counterparties. Based on our review as of March 31, 2014, we do not expect any counterparty to default on its obligations.
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
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2014.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. Legal Proceedings.
There have been no material changes to the legal proceedings included in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2013.

ITEM 1A. Risk Factors.
The following is an update to the risk factors included in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2013:
Our investments in joint ventures that do not use the U.S. dollar as a functional currency subject us to currency rate exposure and the uncertainty of foreign laws and markets.
We have investments in joint ventures that are denominated in Euros and British Pounds that expose us to foreign currency risk. A change in foreign currency exchange rates may have an adverse impact on the valuation of our equity investments in foreign joint ventures. Although we generally use collars (consisting of caps and floors) to hedge the foreign currency exposure of our investments, we may not be able to do so successfully and may incur losses on these equity investments as a result of exchange rate fluctuations. In addition, equity investments in foreign countries also subject us to risks of multiple and conflicting tax laws and regulations and political and economic instability abroad, which could adversely affect our receipt of distributions from these investments.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

ITEM 3.	Defaults Upon Senior Securities.
None.

ITEM 4. Mine Safety Disclosures.
Not applicable.

ITEM 5. Other Information
None.

ITEM 6.	Exhibits.

Exhibit Number	Description
4.1
Second Supplemental Indenture, dated as of January 28, 2014, to the Indenture dated as of April 10, 2013, between the Company and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 28, 2014)

10.1
Uncommitted Master Repurchase Agreement, dated as of February 5, 2014, between CMC Loan Funding A, LLC, as seller, and JPMorgan Chase Bank, National Association, as buyer (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 10, 2014)

10.2
Guarantee Agreement, dated as of February 5, 2014, made by Colony Financial, Inc., as guarantor, in favor of JPMorgan Chase Bank, National Association, as buyer (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 10, 2014)

10.3*
First Amendment, dated as of January 29, 2014, to the Credit Agreement, dated as of August 6, 2013, among the Company, the several banks and other financial institutions or entities from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent

10.4**
Amendment No. 1, dated as of March 24, 2014, to the Amended and Restated Secondment Agreement by and between Colony Financial, Inc. and Colony Capital, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 28, 2014)

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
Financial statements from the Quarterly Report on Form 10-Q of Colony Financial, Inc. for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Equity, (5) Consolidated Statements of Cash Flows and (6) Notes to Consolidated Financial Statements

*	Filed herewith
**	Denotes a management contract or compensatory, plan contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 12, 2014

COLONY FINANCIAL, INC.

By:	/S/ RICHARD B. SALTZMAN
Richard B. Saltzman
Chief Executive Officer and President

By:	/s/ DARREN J. TANGEN
Darren J. Tangen
Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)