Form 10-Q
period 2014-06-30
Colony Financial, Inc.
filed 2014-08-08
CIK 1467076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 6, 2014, 109,608,738 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding.

COLONY FINANCIAL, INC.

PART I—FINANCIAL INFORMATION
ITEM 1.    Financial Statements.
COLONY FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash	$38,414	$43,167
Investments in unconsolidated joint ventures	1,352,515	1,369,529
Loans held for investment, net ($189,229 and $0 related to consolidated VIE, respectively)	2,055,938	1,028,654
Real estate assets, net	124,832	112,468
Other assets ($18,419 and $0 related to consolidated VIE, respectively)	179,997	74,734
Total assets	$3,751,696	$2,628,552
LIABILITIES AND EQUITY
Liabilities:
Line of credit	$209,000	$138,500
Secured financing ($126,181 and $0 related to consolidated VIE, respectively)	398,572	277,607
Accrued and other liabilities ($14,084 and $0 related to consolidated VIE, respectively)	74,801	18,105
Due to affiliates	9,183	7,986
Dividends payable	38,604	32,127
Convertible senior notes	604,645	200,000
Total liabilities	1,334,805	674,325
Commitments and contingencies (Note 17)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 50,000 shares authorized:
8.5% Series A, Cumulative Redeemable Perpetual, $252,000 liquidation preference, 10,080 shares issued and outstanding	101	101
7.5% Series B, Cumulative Redeemable Perpetual, $86,250 liquidation preference, 3,450 and 0 shares issued and outstanding, respectively	34	—
Common stock, $0.01 par value, 450,000 shares authorized, 92,359 and 76,492 shares issued and outstanding, respectively	924	765
Additional paid-in capital	2,126,276	1,701,274
Distributions in excess of earnings	(37,329)	(20,423)
Accumulated other comprehensive income	207	2,593
Total stockholders’ equity	2,090,213	1,684,310
Noncontrolling interests	326,678	269,917
Total equity	2,416,891	1,954,227
Total liabilities and equity	$3,751,696	$2,628,552
The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income
Equity in income of unconsolidated joint ventures	$21,114	$22,992	$43,753	$44,794
Interest income	41,373	17,455	74,475	28,867
Rental income and tenant reimbursements	3,255	—	6,496	—
Other income from affiliates	231	317	456	688
Total income	65,973	40,764	125,180	74,349
Expenses
Management fees (including $1,910, $987, $5,981 and $2,105 of share-based compensation, respectively)	9,937	6,422	20,650	12,792
Investment and servicing expenses (including $603, $386, $1,349 and $728 reimbursable to affiliates, respectively)	1,368	542	2,629	1,150
Transaction costs	1,033	—	5,583	—
Interest expense	10,700	4,816	19,649	7,171
Property operating expenses	843	—	1,691	—
Depreciation and amortization	1,253	—	2,505	—
Administrative expenses (including $1,083, $775, $2,074 and $1,436 reimbursable to affiliates, respectively)	2,647	1,736	5,166	3,579
Total expenses	27,781	13,516	57,873	24,692
Realized gain on resolution of loans receivable	12,590	3,560	12,590	3,560
Other gain, net	221	196	1,201	133
Income before income taxes	51,003	31,004	81,098	53,350
Income tax provision	1	242	246	594
Net income	51,002	30,762	80,852	52,756
Net income attributable to noncontrolling interests	13,353	5,111	21,473	7,698
Net income attributable to Colony Financial, Inc.	37,649	25,651	59,379	45,058
Preferred dividends	5,571	5,355	10,926	10,710
Net income attributable to common stockholders	$32,078	$20,296	$48,453	$34,348
Net income per common share:
Basic	$0.35	$0.31	$0.56	$0.54
Diluted	$0.34	$0.31	$0.56	$0.54
Weighted average number of common shares outstanding:
Basic	91,673	64,384	86,342	63,212
Diluted	110,430	71,929	86,352	63,212
Dividends declared per common share	$0.36	$0.35	$0.71	$0.70
The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$51,002	$30,762	$80,852	$52,756
Other comprehensive income (loss), net of tax:
Equity in other comprehensive (loss) income of unconsolidated joint ventures, net	—	(1,765)	(3,621)	2,834
Unrealized loss on beneficial interests in debt securities	(300)	(602)	(327)	(534)
Net change in fair value of cash flow hedge	(13)	—	(8)	—
Foreign currency translation adjustments:
Foreign currency translation adjustment gain (loss)	6,285	550	6,549	(469)
Change in fair value of net investment hedges	(4,890)	(259)	(4,562)	180
Net foreign currency translation adjustments	1,395	291	1,987	(289)
Other comprehensive income (loss)	1,082	(2,076)	(1,969)	2,011
Comprehensive income	52,084	28,686	78,883	54,767
Comprehensive income attributable to noncontrolling interests	13,706	5,116	21,890	7,733
Comprehensive income attributable to stockholders	$38,378	$23,570	$56,993	$47,034
The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share data)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained (Distributions in Excess of) Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2012	10,080	$101	53,092	$531	$1,222,682	$(5,167)	$5,184	$1,223,331	$59,699	$1,283,030
Net income	—	—	—	—	—	45,058	—	45,058	7,698	52,756
Other comprehensive income	—	—	—	—	—	—	1,976	1,976	35	2,011
Common stock offerings	—	—	12,572	126	256,356	—	—	256,482	—	256,482
Offering costs	—	—	—	—	(540)	—	—	(540)	—	(540)
Share-based payments	—	—	6	—	2,246	—	—	2,246	—	2,246
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	164,772	164,772
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(6,122)	(6,122)
Preferred stock dividends	—	—	—	—	—	(10,710)	—	(10,710)	—	(10,710)
Common stock dividends declared ($0.70 per share)	—	—	—	—	—	(45,594)	—	(45,594)	—	(45,594)
Balance at June 30, 2013	10,080	$101	65,670	$657	$1,480,744	$(16,413)	$7,160	$1,472,249	$226,082	$1,698,331

Balance at December 31, 2013	10,080	$101	76,492	$765	$1,701,274	$(20,423)	$2,593	$1,684,310	$269,917	$1,954,227
Net income	—	—	—	—	—	59,379	—	59,379	21,473	80,852
Other comprehensive (loss) income	—	—	—	—	—	—	(2,386)	(2,386)	417	(1,969)
Issuance of 7.5% Series B Cumulative Redeemable Perpetual Preferred Stock	3,450	34	—	—	86,216	—	—	86,250	—	86,250
Common stock offering	—	—	15,356	154	335,802	—	—	335,956	—	335,956
Underwriter discount and offering costs	—	—	—	—	(3,182)	—	—	(3,182)	—	(3,182)
Share-based payments	—	—	511	5	6,166	—	—	6,171	—	6,171
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	81,750	81,750
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(46,879)	(46,879)
Preferred stock dividends	—	—	—	—	—	(10,710)	—	(10,710)	—	(10,710)
Common stock dividends declared ($0.71 per share)	—	—	—	—	—	(65,575)	—	(65,575)	—	(65,575)
Balance at June 30, 2014	13,530	$135	92,359	$924	$2,126,276	$(37,329)	$207	$2,090,213	$326,678	$2,416,891
The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash Flows from Operating Activities
Net income	$80,852	$52,756
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discount and net origination fees on purchased and originated loans	(25,740)	(2,820)
Paid-in-kind interest added to loan principal	(416)	(218)
Amortization of deferred financing costs	2,494	1,580
Equity in income of unconsolidated joint ventures	(43,753)	(44,794)
Distributions of income from unconsolidated joint ventures	47,275	51,663
Depreciation and amortization	2,505	—
Share-based payments	6,171	2,246
Realized gain on resolution of loans receivable	(12,590)	(3,560)
Changes in operating assets and liabilities:
Increase in other assets	(3,776)	(4,294)
Increase in accrued and other liabilities	14,910	4,807
Increase in due to affiliates	1,197	1,217
Other adjustments, net	217	204
Net cash provided by operating activities	69,346	58,787
Cash Flows from Investing Activities
Contributions to unconsolidated joint ventures	(67,338)	(486,461)
Distributions from unconsolidated joint ventures	77,286	107,142
Investments in purchased loans receivable, net of seller financing	(319,747)	—
Repayments of principal on loans receivable	182,129	34,721
Net disbursements on originated loans	(762,689)	(482,368)
Acquisition of real estate assets, net	(15,675)	—
Increase in restricted cash	(47,991)	—
Other investing activities, net	(1,051)	170
Net cash used in investing activities	(955,076)	(826,796)
Cash Flows from Financing Activities
Proceeds from issuance of preferred stock, net	83,533	—
Proceeds from issuance of common stock, net	335,956	256,240
Dividends paid to preferred stockholders	(10,710)	(10,710)
Dividends paid to common stockholders	(59,098)	(43,697)
Line of credit borrowings	794,000	123,000
Line of credit repayments	(723,500)	(34,000)
Proceeds from secured financing	126,181	—
Secured financing repayments	(87,544)	(24,074)
Net proceeds from issuance of convertible senior notes	394,582	194,000
Payment of deferred financing costs	(6,893)	—
Payment of offering costs	(465)	—
Contributions from noncontrolling interests	81,750	164,772
Distributions to noncontrolling interests	(46,879)	(6,122)
Other financing activities, net	(640)	(1,499)
Net cash provided by financing activities	880,273	617,910
Effect of exchange rates on cash	704	—
Net decrease in cash	(4,753)	(150,099)
Cash, beginning of period	43,167	170,199
Cash, end of period	$38,414	$20,100

COLONY FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$10,376	$3,355
Cash paid for income taxes	$936	$1,115
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends payable	$38,604	$28,339
Seller-provided secured financing on purchased loans	$82,328	$—
Deferred financing costs deducted from convertible debt issuance proceeds	$10,063	$6,000
Payment on settlement of derivative instruments in accrued liabilities	$4,134	$—
Interest reserve for seller financing returned to borrower upon resolution of underlying collateral	$1,405	$—
Offering costs included in accrued and other liabilities	$—	$298
The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
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

Reclassification
Certain amounts in the balance sheet as of December 31, 2013 have been reclassified for consistency with the current period presentation. The reclassification did not have a material effect on the Company's financial position or results of operations.
Recent Accounting Updates
Revenue Recognition—In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, at an amount reflecting the consideration a company expects to receive in exchange for those goods or services. ASU 2014-09 may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements.

3. Consolidated Variable Interest Entity
On April 10, 2014, Colony Mortgage Sub A REIT, Inc. (“SubREIT”), a wholly-owned subsidiary of the Company, transferred eleven variable rate commercial mortgage loans originated within the Company’s Transitional CRE (Commercial Real Estate) Lending Platform into a newly formed indirect wholly-owned Cayman subsidiary of SubREIT, Colony Mortgage Capital Series 2014-FL1, Ltd. (“2014-FL1” or the “Issuer” and a securitization VIE). The Issuer issued several classes of secured notes and income notes (the "2014-FL1 Notes"). All of the assets of the Issuer serve as collateral for the secured 2014-FL1 Notes. In connection with the securitization, the Issuer offered and sold the following four most senior classes of the 2014-FL1 Notes: Class A, Class B, Class C and Class D Notes (collectively, the "Offered Notes") to third parties. A wholly-owned subsidiary of the SubREIT retained the subordinated classes of rated and unrated 2014-FL1 Notes as directing holder. The securitization transaction did not qualify as a sale and is accounted for as secured financing. See Note 9 for a further discussion of the commercial mortgage-backed securities ("CMBS") transaction.
An unrelated third party has the role of special servicer of the underlying collateral mortgage loans and has the power to direct activities during the loan workout process on defaulted and delinquent loans as permitted by the underlying contractual agreements, which is subject to the consent of the directing holder who, under certain circumstances, has the right to unilaterally remove the special servicer. These rights give the Company the ability to direct activities that most significantly impact the economic performance of the securitization structure. Based on these factors, the Company is determined to be the primary beneficiary of the securitization VIE; thus, all of the underlying assets, liabilities, equity, revenue and expenses of the VIE are consolidated into the Company's consolidated financial statements. The securitization VIE is structured as a pass through entity that receives principal and interest on the underlying collateral and distributes those payments to the holders of the 2014-FL1 Notes. The assets held by this securitization VIE are restricted and can only be used to fulfill the obligations of the entity. Additionally, the obligations of the securitization VIE do not have any recourse to the general credit of any other consolidated entities, nor to the Company as the primary beneficiary.
The inclusion of the assets and liabilities of the VIE in which the Company is deemed the primary beneficiary has no economic effect on the Company. The Company’s exposure to the obligations of the VIE is generally limited to its investment in the entity. The Company is not obligated to provide any future financial support for any of these consolidated structures. As such, the risk associated with the Company’s involvement in the VIE is limited to the carrying value of its investment in the entity. As of June 30, 2014 and December 31, 2013, the Company’s maximum risk of loss was $67.4 million and $0, respectively.

4. Investments in Unconsolidated Joint Ventures
Pursuant to an investment allocation agreement among the Company, the Manager and Colony Capital, many of the Company’s investments have been structured as joint ventures with one or more Co-Investment Funds. The joint ventures are generally capitalized through equity contributions from the members, although certain investments are leveraged through various financing arrangements. The Company’s exposure to the joint ventures is limited to amounts invested or committed to the joint ventures at inception, and neither the Company nor the other investors are required to provide financial or other support in excess of their capital commitments. The Company records its proportionate share of income from certain investments in unconsolidated joint ventures one to three months in arrears.
The Company’s investments in unconsolidated joint ventures are summarized below:

(Amounts in thousands)			Ownership Percentage at June 30, 2014(1)	Carrying Value
Joint Ventures		Investment Status at June 30, 2014		June 30, 2014	December 31, 2013
CAH Operating Partnership, L.P.		Investment in CAH OP, an investment vehicle created for the purpose of acquiring and renting single-family homes, and warrants in its manager	24.3%	$521,234	$530,007
Portfolio 8 Investors, LLC	(2)	Preferred equity investment in an entity that acquired a multifamily portfolio composed of approximately 7,600 units located in Georgia, Florida and Texas	75.0%	155,156	148,683
ColFin Court Square Funding, LLC		Preferred equity investment in an entity that acquired a Class A office tower located in Long Island City, New York	50.0%	50,620	49,103
ColFin NW Funding, LLC		15 performing acquired first mortgages secured by commercial real estate	37.9%	34,333	33,682
ColFin Hunt Holdco A, LLC and ColFin Hunt Holdco B, LLC		2 REO properties	37.9%	33,886	36,133
ColFin JIH Holdco, LLC, ColFin JIH Mezzco A, LLC and ColFin JIH Opco, LLC		Equity interests in and senior mezzanine loan receivable from entities owning a portfolio of 102 limited service hotels	33.3%	32,080	31,559
ColFin 2011 CRE Holdco, LLC and Colony AMC 2011 CRE, LLC		345 performing and non-performing loans acquired in a structured transaction with the Federal Deposit Insurance Corporation (the “FDIC”), secured mostly by commercial real estate, and 34 REO properties	44.4%	28,856	34,298
ColFin Bulls Funding A, LLC and ColFin Bulls Funding B, LLC		303 performing and non-performing acquired loans consisting of substantially all first mortgage recourse commercial real estate loans and 19 REO properties	32.5%	27,143	30,309
ColFin ARP Funding, LLC and ColFin ARP Linda Isle Investor, LLC		First mortgage loan to finance the acquisition and redevelopment of high-end, single family residential properties in infill, coastal southern California markets	50.0%	26,173	15,350
ColFin STC Funding, LLC		Acquired performing senior mortgage loan secured by a retail property in Florida	50.0%	23,314	23,299
W&D Interim Lender, LLC	(3)	First mortgage loan secured by a student housing community in New York	90.0%	22,282	22,309
ColFin DB Guarantor, LLC and Colony AMC DB, LLC		379 performing and non-performing loans acquired in a structured transaction with the FDIC, secured mostly by commercial real estate and 82 REO properties	33.3%	22,041	26,293
ColFin SXC Funding, LLC		Performing originated mezzanine loan cross-collateralized by a portfolio of select service hotels	50.0%	21,062	13,853
ColFin Cabo Palm Funding, LLC		Participation in junior first mortgage interest secured by a luxury beach resort in Mexico	50.0%	20,075	20,072
ColFin London Funding, LLC		5 performing and non-performing acquired loans secured by commercial real estate	50.0%	19,818	18,138
ColFin 666 Funding, LLC		First mortgage pari-passu participation interest secured by Class A midtown Manhattan office building	33.3%	19,445	19,096
ColFin PHX Tower Funding, LLC		Equity interest in a high-rise office tower located in Phoenix, Arizona	50.0%	18,745	18,408
ColFin FCDC Funding, LLC		Equity interests acquired through deed-in-lieu in 2 partially developed master planned communities located in California	50.0%	17,765	15,894
ColFin Grand Cul Funding, LLC		First mortgage loans secured by a partially constructed hotel and residential development project located in the Caribbean	33.3%	17,706	16,595

(Amounts in thousands)			Ownership Percentage at June 30, 2014(1)	Carrying Value
Joint Ventures		Investment Status at June 30, 2014		June 30, 2014	December 31, 2013
ColFin Inland Funding, LLC and ColFin Inland Investor, LLC		First mortgage loan secured by a Southern California master planned development and equity participation rights	50.0%	16,583	16,068
CF/CDG Lake Ranch Venture, LLC	(4)	First mortgage loan secured by a 135-acre residential development project located in Riverside, CA and equity participation rights	n/a	15,068	—
Other unconsolidated joint ventures		28 investments, each with less than $15 million carrying value at June 30, 2014	4.5% to 50.0%	209,130	250,380
				$1,352,515	$1,369,529

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

(4)
Pursuant to the terms of the loan agreement, the Company participates in the residual profits of this development project. The Company evaluated the characteristics of this acquisition, development and construction ("ADC") loan and concluded that the risks and rewards of the arrangement are more similar to those associated with an investment in joint venture. Accordingly, the Company accounts for this loan receivable under the equity method.

Activity in the Company’s investments in unconsolidated joint ventures is summarized below:

(In thousands)
Balance at December 31, 2013	$1,369,529
Contributions	67,338
Distributions	(124,561)
Equity in net income	43,753
Equity in other comprehensive income	244
Equity in realized gain reclassified from accumulated other comprehensive income	(3,865)
Foreign currency translation gain	77
Balance at June 30, 2014	$1,352,515
During the six months ended June 30, 2014, the Company invested a combined $67.3 million, of which $42.2 million was invested in three new unconsolidated joint ventures. Two of the three new investments represent equity interests in the borrower entities to which the Company concurrently provided financing in the form of first mortgage and mezzanine loans (see Note 5). The remaining new investment is an ADC loan which is accounted for under the equity method as described above. Two investments in unconsolidated joint ventures were fully resolved during the six months ended June 30, 2014.
Combined condensed balance sheets and statements of operations for all unconsolidated joint ventures are presented below:

Combined Condensed Balance Sheets of Unconsolidated Joint Ventures

(In thousands)	June 30, 2014	December 31, 2013
Assets:
Cash and cash equivalents	$644,458	$321,183
Loans receivable, net	1,845,863	2,171,943
Investments in real estate	4,487,359	3,658,940
Investments in unconsolidated joint ventures	230,699	459,010
Debt and equity securities, available-for-sale, at fair value	67,878	24,753
Other assets	446,752	345,196
Total assets	$7,723,009	$6,981,025
Liabilities:
Debt	$2,642,066	$1,515,188
Other liabilities	214,880	140,509
Total liabilities	2,856,946	1,655,697
Owners’ equity	4,175,544	4,465,363
Noncontrolling interests	690,519	859,965
Total liabilities and equity	$7,723,009	$6,981,025
Company’s share of equity	$1,352,515	$1,369,529
Combined Condensed Statements of Operations of Unconsolidated Joint Ventures

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Income:
Interest income	$75,145	$93,085	$157,369	$180,013
Property operating income	117,109	47,361	202,043	76,758
Equity in income of unconsolidated joint ventures	83,001	6,449	92,788	12,727
Other income	9,887	7,911	18,941	12,388
Total income	285,142	154,806	471,141	281,886
Expenses:
Interest expense	28,492	6,732	47,037	10,836
Property operating expenses	77,816	33,885	141,532	60,695
Depreciation and amortization	34,179	12,920	63,132	19,109
Other expenses	21,603	24,364	43,519	42,546
Total expenses	162,090	77,901	295,220	133,186
Other income:
Realized and unrealized gain on investments, net	12,838	51,483	31,528	107,668
Net income	135,890	128,388	207,449	256,368
Net income attributable to noncontrolling interests	21,546	26,583	41,887	56,035
Net income attributable to members	$114,344	$101,805	$165,562	$200,333
Company’s equity in net income	$21,114	$22,992	$43,753	$44,794
The Company’s investment in CAH OP represented 14% and 20% of the Company's total assets as of June 30, 2014 and December 31, 2013, respectively. No other single investment in an unconsolidated joint venture represented greater than 10% of total assets.
No single investment in an unconsolidated joint venture generated greater than 10% of total income for the three and six months ended June 30, 2014 and 2013.
Related Party Transactions of Unconsolidated Joint Ventures—The Company has equity ownership interests in certain unconsolidated asset management companies (each an “AMC”) that provide management services to certain of its unconsolidated joint ventures. The AMCs earn annual management fees equal to 50 to 75 basis points times the outstanding unpaid principal balance of each loan portfolio and are responsible for the payment of allocations of compensation, overhead and direct costs incurred by an affiliate of the Manager pursuant to a cost allocation arrangement.

Certain unconsolidated joint ventures reimburse Colony Capital and its affiliates for costs incurred on their behalf, including costs of property management personnel. The joint ventures, including AMCs, were allocated approximately $8.5 million and $6.4 million in costs from such affiliates of the Manager for the three months ended June 30, 2014 and 2013, respectively, and $16.3 million and $11.8 million for the six months ended June 30, 2014 and 2013, respectively. Such costs are included in property operating and other expenses in the combined condensed statements of operations of unconsolidated joint ventures above. The Company’s proportionate share, based upon its percentage interests in the joint ventures, was $2.3 million and $1.7 million for the three months ended June 30, 2014 and 2013, respectively, and $4.3 million and $3.4 million for the six months ended June 30, 2014 and 2013, respectively.
Until October 16, 2013, an affiliate of CAH OP's manager provided construction and rehabilitation services on the single-family rental homes held through CAH OP. CAH OP reimbursed approximately $13.0 million and $17.9 million for the three and six months ended June 30, 2013 to the affiliate for third party costs and overhead, which have been capitalized or expensed, as appropriate, in accordance with the capitalization policy of CAH OP. Pursuant to a distribution agreement dated as of October 16, 2013, the affiliate relationship between CAH OP’s manager and the provider of such construction and rehabilitation services ended.

5. Loans Receivable
The following table summarizes the Company’s loans held for investment, including purchased credit-impaired ("PCI") loans:

	June 30, 2014					December 31, 2013
(Amounts in thousands)	Principal	Carrying Amount	Weighted Average Coupon	Weighted Average Maturity in Years	Number of Loans	Principal	Carrying Amount	Weighted Average Coupon	Weighted Average Maturity in Years	Number of Loans
Non-PCI Loans:
Mortgage loans	$1,130,342	$1,106,852	7.7%	8.1	265	$463,552	$423,078	7.1%	3.9	33
Securitized mortgage loans	190,563	189,229	6.4%	2.1	11	—	—	n/a	n/a	—
B-note	144,502	140,420	8.5%	3.7	3	104,068	103,458	10.9%	3.8	2
Mezzanine loans	376,662	374,415	11.0%	2.2	5	330,909	328,185	11.0%	2.4	2
	1,842,069	1,810,916			284	898,529	854,721			37
Purchased Credit-Impaired Loans:
Mortgage loans	369,565	245,022			14	299,235	173,933			5
	$2,211,634	$2,055,938			298	$1,197,764	$1,028,654			42

The following table summarizes the Company's investments in non-PCI loans with variable interest rates:

(Amounts in thousands)	Index		Weighted Average Spread	Weighted Average Rate		Principal	Carrying Amount	Number of Loans
June 30, 2014
Mortgage loans	1-Month LIBOR	(1)	6.2%	6.5%	(3)	$436,509	$431,387	22
Mortgage loans	6-Month LIBOR	(1)	2.5%	6.0%	(3)	72,024	74,086	59
Mortgage loans	12-Month Treasury Average		2.5%	2.8%	(4)	28,800	25,964	22
Mortgage loans	1-Month Reference Bills	(2)	4.6%	4.8%		29,845	27,756	3
Mezzanine loans	1-Month LIBOR	(1)	10.8%	11.0%		336,246	333,999	4
						$903,424	$893,192	110

December 31, 2013
Mortgage loans	1-Month LIBOR	(1)	4.9%	7.7%	(3)	$246,478	$220,111	9
Mortgage loan	1-Month Reference Bills	(2)	4.7%	4.7%		30,064	27,595	3
Mezzanine loans	1-Month LIBOR	(1)	10.8%	11.0%		330,909	328,185	2
						$607,451	$575,891	14

(1)	LIBOR = London Interbank Offered Rate

(2)	Reference Bills = Freddie Mac Reference Bill index

(3)	Certain loans are subject to a LIBOR floor which is higher than the actual LIBOR at June 30, 2014.

(4)	Certain loans are subject to a 12-Month Treasury Average ("12MTA") floor which is higher than the actual 12MTA at June 30, 2014

The following table summarizes the Company's investments in non-PCI loans with fixed interest rates:

	June 30, 2014					December 31, 2013
(Amounts in thousands)	Principal	Carrying Amount	Weighted Average Coupon	Weighted Average Maturity in Years	Number of Loans	Principal	Carrying Amount	Weighted Average Coupon	Weighted Average Maturity in Years	Number of Loans
Mortgage loans	$753,727	$736,888	8.6%	8.3	170	$187,010	$175,372	6.6%	7.3	21
B-note	144,502	140,420	8.5%	3.7	3	104,068	103,458	10.9%	3.8	2
Mezzanine loans	40,416	40,416	11.0%	4.7	1	—	—	n/a	n/a	—
	938,645	917,724			174	291,078	278,830			23

Activity in loans held for investment is summarized below:

(In thousands)	2014	2013
Balance at January 1	$1,028,654	$333,569
Loan acquisitions and originations	1,164,765	482,368
Paid-in-kind interest added to loan principal	416	218
Discount and net loan fee amortization	41,290	2,820
Principal repayments	(181,240)	(31,161)
Payments received from PCI loans	(3,850)	—
Effect of changes in foreign exchange rates	5,903	—
Balance at June 30	$2,055,938	$787,814
During the six months ended June 30, 2014, the Company invested $1,165 million in the origination or acquisition of loans as follows:

•
$249 million, net of origination fees, to originate 14 loans within the Company's Transitional CRE Lending Platform. The loans bear interest, on a weighted average basis, at 1-month LIBOR plus 5.9%, and have initial terms of 2 to 3 years. The underlying collateral includes retail, multifamily, office and hospitality properties. Eleven loans originated within the Platform were included in a floating rate securitization that was completed in April 2014 (see Note 9);

•
$40 million, including $7 million by a noncontrolling interest, funded in the origination of a $45 million mezzanine loan to acquire an REO resort property consisting of a luxury hotel and condominium units for resale located in Maui, Hawaii. The initial capitalization of the investment also includes a $15 million, or 50%, equity investment in the same borrower entity (see Note 4), with the remainder of the equity owned by an unaffiliated investor;

•
$222 million to originate a loan primarily collateralized by a first mortgage on a shopping center in U.K., including $9 million by a noncontrolling interest. The Company and the noncontrolling interest also have a $11 million equity interest in the same borrower entity (see Note 4);

•
$127 million to acquire a portfolio of two performing loans and one PCI loan secured by retail, industrial and hospitality properties located throughout the United States, including $27 million by a noncontrolling interest;

•
$275.4 million to acquire a portfolio of 237 first mortgage loans bearing interest, on a weighted average basis, at 6%. The portfolio is primarily collateralized by multifamily assets across 43 states and includes seven PCI loans;

•
$175.1 million, including $37.7 million by a noncontrolling interest, to finance a tender offer of all outstanding shares of a publicly listed REIT in France by its largest shareholder. The tender offer was withdrawn, and the loan and accrued interest and fees were repaid in full in July 2014;

•	$62.4 million to originate a first mortgage loan secured by a multi-purpose development site in New York City;

•	$16.4 million, including $0.2 million by a noncontrolling interest, to originate a B-note secured by three retail assets in Pennsylvania and Ohio.
A mezzanine loan partially owned by noncontrolling interests and secured by hotel properties represented 9% and 12% of the Company's total assets as of June 30, 2014 and December 31, 2013, respectively. The same loan generated 14% and 15% of total income for the three and six months ended June 30, 2014, respectively.
Two first mortgage loans, which share the same corporate guarantor and are partially owned by noncontrolling interests, generated 21% and 15% of the Company's total income for the three months ended June 30, 2014 and 2013, respectively, and 16% and 17% for the six months ended June 30, 2014 and 2013, respectively. One of these two loans was fully paid off by the borrower during the three months ended June 30, 2014 for which the Company recognized $11.6 million in other gain in the accompanying statements of operations, of which $4.6 million was attributable to noncontrolling interests.
As of June 30, 2014, all non-PCI loans were current and performing in accordance with their contractual terms. There were no troubled debt restructurings during the six months ended June 30, 2014 and 2013.
Minimum scheduled principal payments required under the loan agreements, excluding PCI loans, as of June 30, 2014 are as follows:

Year Ending December 31,	(In thousands)
Remaining 2014	$188,778
2015	192,107
2016	536,239
2017	314,321
2018	19,358
2019 and after	591,266
Total	$1,842,069
Purchased Credit-Impaired Loans
At June 30, 2014, the Company had the following loans receivable that were considered PCI loans:

•
In October 2013, the Company and a 27% noncontrolling interest acquired a portfolio of 27 loans secured by multifamily and senior housing assets, all of which were performing at the time of acquisition. Two of the 27 loans are considered PCI loans for which the Company expects to collect less than the contractually required amounts.

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

•
In June 2014, the Company acquired a portfolio of 237 first mortgage loans primarily collateralized by multifamily assets across 43 states, all of which were performing at the time of purchase. Seven of the 237 loans are considered PCI loans.

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
The following table summarizes the accretable yield and nonaccretable difference at acquisition for PCI loans acquired during the six months ended June 30, 2014, excluding PCI loans for which cash flows cannot be reasonably estimated:

(In thousands)
Contractually required payments including interest	$15,449
Less: cash flows not expected to be collected (nonaccretable difference)	7,076
Total cash flows expected to be collected	8,373
Less: accretable yield	773
Fair value of loans at acquisition	$7,600

Changes in the accretable yield for the Company's PCI loans were as follows:

(In thousands)
Accretable yield at December 31, 2013	$130,823
Additions	773
Changes in estimated cash flows	441
Accretion	(11,189)
Effect of changes in foreign exchange rates	(455)
Accretable yield at June 30, 2014	$120,393
The factors that most significantly affect estimates of cash flows expected to be collected, and accordingly the accretable yield, include: (i) estimate of the remaining life of acquired loans which may change the amount of future interest income; (ii) changes to prepayment assumptions; (iii) changes to collateral value assumptions for loans expected to foreclose; and (iv) changes in interest rates on variable rate loans. During the six months ended June 30, 2014, there were no significant changes to the factors described above since their acquisition.

6. Real Estate Assets
2014 Acquisition
On June 24, 2014, the Company acquired a single-tenant net leased property for an acquisition cost, including closing costs of $68,000, of approximately $15.7 million. The facility is a former 82,000 square feet Class A office building located in Phoenix, Arizona, which is currently being used as a high school campus.
The in-place lease on the acquired operating property expires in June 2027 with options to renew and is subject to scheduled rent increases. The lease also provides for additional rents based on real estate and rental taxes, utilities, insurance and certain operating expenses.
In connection with the acquisition, the Company also assumed certain leasehold interests in the ground lease. The in-place ground sublease expires in August 2068 and is subject to rent increases every five years which is indexed to the consumer price index. The current ground lease commitment is $167,000 per annum.
The related assets, liabilities, and results of operations of the acquired property are included in the consolidated financial statements as of the date of acquisition. The following table summarizes the estimated fair values of the assets at the acquisition date:

(Amounts in thousands)	Purchase Consideration		Estimated Useful Life (in years)
Real estate assets:
Building and improvements	$12,090		30
Tenant improvements	2,040		13	(2)
Identifiable intangible assets:
Below-market ground lease obligation	1,420		54.2
Deferred leasing costs	415		13	(2)
Total assets acquired	$15,965

Identifiable intangible liability assumed:
Below-market leases	$(290)	(1)	13	(3)

(1)	The net amount recorded for assumed identifiable intangible liability was included in other liabilities on the accompanying balance sheet as of June 30, 2014.

(2)
These lease-related tangible and intangible assets are amortized on a straight-line basis as an increase to depreciation and amortization expense over the remaining term of the applicable property lease.

(3)
The below-market lease pertains to the property lease for the campus facility and is amortized on a straight-line basis as an increase to rental income over the remaining term of the applicable property lease.

The results of operations of the acquired property for the period from June 24, 2014, the date of acquisition, to June 30, 2014 were not material. Pro forma results of operations for this acquisition have not been presented as they are not material to the Company's consolidated results of operations.
The following table summarizes information regarding the components of real estate assets purchased as part acquisitions and held for investment:

(Amounts in thousands)	June 30, 2014	December 31, 2013	Estimated Useful Life (in years)
Land	$8,319	$8,319	n/a
Buildings and improvements	109,101	97,011	10 - 40
Tenant improvements	9,396	7,356	6.8 - 13
	126,816	112,686
Accumulated depreciation	(1,984)	(218)
Net carrying amount	$124,832	$112,468

Depreciation expense for the three and six months ended June 30, 2014 was $0.9 million and $1.8 million, respectively.

7. Other Assets
The following table summarizes the Company's other assets:

(In thousands)	June 30, 2014		December 31, 2013
Restricted cash ($13,830 and $0 related to consolidated VIE, respectively)	$94,277	(1)	$7,898	(1)
Beneficial interests in debt securities, available-for-sale, at fair value	28,000	(2)	30,834	(2)
Deferred financing costs, net ($3,547 and $0 related to consolidated VIE, respectively)	25,737	(3)	11,275	(3)
Acquired intangible assets, net	11,069		9,972
Receivables ($1,042 and $0 related to consolidated VIE, respectively)	11,134		8,277
Derivative assets, net of tax effect	4,229		3,108
Deferred tax assets	3,361		2,391
Other	2,190		979
Total other assets	$179,997		$74,734

(1)	Restricted cash includes borrower escrow accounts and an interest reserve account to service secured financing.

(2)
The Company holds $28 million in beneficial interests in a series of tax-exempt bonds secured by a multifamily property located in Georgia. The beneficial interests, in the form of senior certificates, were acquired in June 2011 subject to an embedded derivative liability to a strategic partner, with an estimated fair value of $4.1 million. On July 18, 2014, the property securing the bonds was sold, resulting in a full prepayment of $28 million senior certificates at par plus yield maintenance. As a result, the Company marked the bonds to their par value as of June 30, 2014 and recognized a loss of $2.2 million, which was offset by a $2.4 million gain on the termination of the associated embedded derivative liability to the strategic partner (see Note 10).

(3)	Deferred financing costs are shown net of accumulated amortization of $9.0 million and $6.5 million as of June 30, 2014 and December 31, 2013, respectively.
Acquired Intangible Assets
The following table summarizes intangible assets acquired as part of the operating real estate properties (see Note 6):

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 30, 2014
In-place leases	$7,845	$(647)	$7,198
Deferred leasing costs	2,634	(183)	2,451
Below-market ground lease obligation	1,420	—	1,420
	$11,899	$(830)	$11,069
December 31, 2013
In-place leases	$7,845	$(72)	$7,773
Deferred leasing costs	2,219	(20)	2,199
	$10,064	$(92)	$9,972
The in-place lease and deferred leasing costs are amortized on a straight-line basis as an increase to amortization expense over the remaining term of the applicable leases, ranging from 6.8 to 13 years as of the acquisition date. Amortization expenses for the three and six months ended June 30, 2014 were $0.4 million and $0.7 million, respectively. The below-market ground lease obligation is amortized on a straight-line basis as an increase to rent expense over the remaining term of the applicable lease, or 54.2 years as of the acquisition date.

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
The maximum amount available to borrow under the JPM Credit Agreement at any time is limited by a borrowing base of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of net book value or a multiple of Core Earnings (as defined in the management agreement between the Company and the Manager). As of June 30, 2014, the borrowing base valuation was sufficient to permit borrowings of up to the entire $420 million commitment, of which $211 million remained available.
Advances under the JPM Credit Agreement accrue interest at a per annum rate equal to the sum of LIBOR plus 2.75% or 3.00%, depending upon the leverage ratio as defined in the JPM Credit Agreement. At June 30, 2014, the applicable spread was 2.75% and the Company had outstanding borrowings bearing weighted average interest at 3.51%. The Company also pays a commitment fee of 0.5% or 0.4% of the unused amount (0.5% at June 30, 2014), depending upon usage.
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
The JPM Credit Agreement contains various affirmative and negative covenants, including financial covenants that require the Company to maintain minimum tangible net worth and liquidity levels and financial ratios, as defined in the JPM Credit Agreement. At June 30, 2014, the Company was in compliance with all of these financial covenants.
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

9. Debt
Secured Financing
The following table summarizes certain information about the Company's secured debt:

(Amounts in thousands)				Outstanding Balance
Type	Collateral	Interest Rate	Maturity Date	June 30, 2014	December 31, 2013
Secured financing (1)	Participation interest in first mortgage loan	5% fixed	July 2014	$—	$74,607
Secured financing (2)	Portfolio of 22 first mortgage loans and 2 subordinated loans	1-month LIBOR+2.85%	December 2017	102,953	115,000
Secured financing (3)	Senior participation interest in a portfolio of 2 first mortgage loans and 1 subordinated loan	1-month LIBOR+2.85%	N/A	81,438	—
First mortgage loan (4)	Office property in Minnesota	4.84% fixed	January 2024	88,000	88,000
Commercial mortgage-backed securitization debt (5)	Portfolio of 11 first mortgage loans originated within the Transitional CRE Lending Platform	1-month LIBOR+1.78%	April 2031 (6)	126,181	—
Total				$398,572	$277,607

(1)
In connection with the acquisition of a $181 million participation interest in a first mortgage loan in May 2012, the seller provided concurrent non-recourse financing for $103.5 million, or 65% of the purchase price. In April 2014, the first mortgage loan and the financing were both repaid in full (see Note 5).

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

(3)
In connection with the acquisition of a portfolio of 3 loans secured by retail, hospitality and industrial assets in March 2014 (see Note 5), a lender provided concurrent non-recourse financing for $82.3 million, or 65% of the aggregate purchase price. Although the financing has no contractual maturity date, any principal repayments from the underlying collateral loan portfolio must be applied to repay the financing until the balance is paid in full.

(4)
The loan requires monthly interest payments until January 2016, then principal and interest payments based on a 30-year amortization period. The loan agreement requires rent receipts from the collateral property to be initially deposited into a lockbox account controlled by the lender. The excess of monthly rent receipts over monthly debt service is remitted to the Company.

(5)
As discussed in Note 3, on April 10, 2014, 2014-FL1 (also known as the Issuer) offered and sold to third parties approximately $126.2 million aggregate principal balance of the Offered Notes with a weighted average coupon of LIBOR plus 1.78%. The proceeds from the sale of the Offered Notes, net of securitization costs, were approximately $122.3 million. The Offered Notes are secured by all assets of the Issuer consisting of eleven variable rate commercial mortgage loans originated within the Transitional CRE Lending Platform with an aggregate unpaid principal balance of $190.6 million as of June 30, 2014.

(6)
Although the securitization debt has a contractual maturity date of April 2031, any principal repayments from the underlying collateral mortgage loans must be applied to repay the debt until the balance is paid in full. The underlying collateral mortgage loans have initial terms of 2 to 3 years as discussed in Note 5.

The financing agreements require minimum scheduled principal payments or payments that depend upon the net cash flows from the collateral assets and the ratio of principal outstanding to collateral. The following table summarizes such minimum principal payments and estimated principal payments based upon reasonable expectations of cash flows from the underlying collateral assets as of June 30, 2014:

Year Ending December 31,	(In thousands)
Remaining 2014	$18,761
2015	102,244
2016	136,043
2017	56,025
2018	1,402
2019 and after	84,097
Total	$398,572

Convertible Senior Notes
On April 10, 2013, the Company issued $200 million of its 5.00% Convertible Senior Notes due on April 15, 2023 (the "5% Convertible Notes"). The 5% Convertible Notes were sold to the underwriters at a discount of 3%, resulting in net proceeds of approximately $194 million to the Company after deducting underwriting discounts and commissions and offering expenses. The 5% Convertible Notes bear interest at 5.00% per annum payable, semiannually in arrears on April 15 and October 15 of each year in the amount of $5 million.
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
On January 28, 2014, the Company issued $230 million of its 3.875% Convertible Senior Notes due on January 15, 2021 (the "3.875% Convertible Notes"). The 3.875% Convertible Notes were sold to the underwriters at a discount of 2.5%, resulting in net proceeds of approximately $223.9 million to the Company. On June 17, 2014, the Company issued an additional $172.5 million of its 3.875% Convertible Notes pursuant to a reopening of the series. The 3.875% Convertible Notes sold in the reopening were issued at a 1.25% premium to par with a discount of 2.5% to underwriters, resulting in net proceeds of approximately $170.1 million to the Company after deducting underwriting discounts and commissions and offering expenses. The 3.875% Convertible Notes bear interest at 3.875% per annum payable semiannually in arrears on January 15 and July 15 of each year.
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
Repurchase Facility
In February 2014, the Company entered into a master repurchase agreement (“Repurchase Facility”) with a commercial bank to partially finance loans within its Transitional CRE Lending Platform. The Repurchase Facility provides up to $150 million of financing for eligible assets within the Transitional CRE Lending Platform and has an initial term of 2 years, plus a 1-year extension option. Advances under the Repurchase Facility will bear interest ranging from LIBOR plus a spread of 2.25% to 2.5%. At June 30, 2014, no amounts had been drawn under the facility. In July 2014, the Company made the first draw on the Repurchase Facility to finance seven non-securitized variable rate loans originated within the Transitional CRE Lending Platform. The draw provided $79.5 million of financing on loans with an aggregate unpaid principal balance of $139.3 million. The financing bears interest at 1-month LIBOR plus 2.5%.

10. Derivatives and Hedging
Net Investment Hedges
The Company has investments in unconsolidated joint ventures and loans denominated in Euro and British Pound that expose the Company to foreign currency risk. The Company’s combined Euro and British Pound net investments in such joint ventures and loans receivable totaled approximately €327.7 million and £142.7 million, or $692.4 million, as of June 30, 2014 and €166.2 million, or $228.4 million, as of December 31, 2013.

The Company uses forwards and collars (consisting of caps and floors) without upfront premium costs to hedge the foreign currency exposure of its net investments. At June 30, 2014, the total notional amounts of the Euro and British Pound collars were approximately €118.1 million and £32.1 million, respectively, with termination dates ranging from July 2014 to June 2019, and the total notional amounts of the Euro and British Pound forward exchange contracts were €101.3 million and £91 million, respectively, with termination dates of September 2014 and August 2014, respectively.
Cash Flow Hedge
In December 2013, the Company entered into an interest rate cap designated as a cash flow hedge to limit the exposure of increases in interest rates on one of the Company's LIBOR-indexed secured debt. The cap has a notional amount of $57.5 million and a 2.5% strike on one-month LIBOR and expires in November 2015.
Non-Designated Hedges
Non-designated hedges are derivatives that do not meet the criteria for hedge accounting or for which the Company did not elect to designate as hedges. The Company does not enter into derivative transactions for speculative or trading purposes, but may enter into derivatives to manage the economic risk of changes in foreign exchange rates or interest rates. The Company may also assume existing derivative instruments in connection with investment transactions. Changes in the fair value of derivatives not designated as hedges are recorded in other gain or loss in the accompanying statements of operations.
The Company acquired an interest rate swap in connection with one of the PCI loans acquired in November 2013 (see Note 5). The interest rate swap receives a fixed rate of 4.24% and pays Euro Interbank Offered Rate ("Euribor") on a €14.3 million notional amount and has a termination of February 2015. The swap effectively converts the acquired floating rate loan to a fixed rate loan. For the three and six months ended June 30, 2014, a mark-to-market gain of $11,000 and $14,000, respectively, was included in other gain, net in the accompanying statements of operations.
Concurrently with the acquisition of beneficial interests in debt securities in June 2011 (see Note 7), the Company’s strategic partner entered into an interest rate swap agreement with the borrower which, in conjunction with a special contribution/distribution arrangement with the joint venture, resulted in a net current yield to the joint venture of the Securities Industry and Financial Markets Association (“SIFMA”) Municipal Swap Index plus 3.25% per annum (3.31% at June 30, 2014). The Company determined that the special contribution/distribution arrangement was an embedded derivative that meets the criteria for bifurcation and recorded a derivative liability of $4.1 million at acquisition. The bifurcated derivative did not qualify as a hedging instrument, so changes in the estimated fair value of the derivative were recognized in income. On July 18, 2014, the bonds were repaid at par, the joint venture was dissolved and the embedded derivative liability was settled for the accrued amount of $140,000 at June 30, 2014. For the three months ended June 30, 2014, a gain of $2.4 million was recognized to reflect the settlement at this lower amount, which was partially offset by the loss of $2.2 million on the settlement of the bonds. For the three months ended June 30, 2013 and six months ended June 30, 2014 and 2013, $195,000, $2.3 million and $127,000, respectively, are included in other gain, net in the accompanying statements of operations.
The fair values of derivative instruments included in the Company’s consolidated balance sheets are as follows:

(In thousands)	June 30, 2014	December 31, 2013
Assets
Foreign exchange contracts designated as hedging instruments	$3,634	$2,126
Interest rate cap designated as a hedging instrument	3	11
Interest rate swaps not designated as hedging instruments	592	971
Total derivatives included in other assets	$4,229	$3,108
Liabilities
Foreign exchange contracts designated as hedging instruments	$7,294	$5,504
Embedded derivative liability not designated as a hedging instrument	140	2,952
Total derivatives included in accrued and other liabilities	$7,434	$8,456
Certain counterparties to the derivative instruments require the Company to deposit cash or other eligible collateral for derivative financial liabilities exceeding $100,000. As of June 30, 2014, the Company had no amounts on deposit related to these agreements.

11. Fair Value Measurements
Financial Instruments Reported at Fair Value
The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis. The following table summarizes the fair values of those assets and liabilities:

(In thousands)	June 30, 2014	December 31, 2013
Assets
Beneficial interests in debt securities	$28,000	$30,834
Foreign currency derivative contracts	3,634	2,126
Interest rate derivative contracts	595	982
	$32,229	$33,942
Liabilities
Foreign currency derivative contracts	$7,294	$5,504
Embedded derivative liability associated with beneficial interests in debt securities	140	2,952
	$7,434	$8,456
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

	Fair Value Measurements Using
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Carrying Value
June 30, 2014
Assets
Investments in unconsolidated joint ventures	$—	$—	$1,578,777	$1,578,777	$1,352,515
Loans held for investment	—	—	2,075,508	2,075,508	2,055,938
Liabilities
Line of credit	$—	$209,000	$—	$209,000	$209,000
Secured financing	—	—	398,575	398,575	398,572
Convertible senior notes	626,466	—	—	626,466	604,645

December 31, 2013
Assets
Investments in unconsolidated joint ventures	$—	$5,953	$1,524,621	$1,530,574	$1,369,529
Loans held for investment	—	—	1,034,600	1,034,600	1,028,654
Liabilities
Line of credit	$—	$138,500	$—	$138,500	$138,500
Secured financing	—	—	277,600	277,600	277,607
Convertible senior notes	208,000	—	—	208,000	200,000
The Company estimates the fair value of financial instruments carried at historical cost on a quarterly basis. These instruments are recorded at fair value only if they are impaired. No impairment was recognized during the six months ended June 30, 2014 and 2013.
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
The fair values of the Company's secured financing and line of credit at June 30, 2014 and December 31, 2013 were estimated by discounting expected future cash outlays at current interest rates available for similar instruments. The carrying value of securitization debt, which is included in the balance of secured financing, approximates its fair value at June 30, 2014. The fair value of convertible senior notes was determined using the last trade price in active markets on the balance sheet date.
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
Series A Preferred Stock
As of June 30, 2014 and December 31, 2013, the Company had 10,080,000 shares of its 8.5% Series A Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share (“Series A Preferred Stock”), issued and outstanding. The Series A Preferred Stock must be paid a dividend at a rate of 8.5% per year on the $25.00 liquidation preference before the common stock is entitled to receive any dividends.
Series B Preferred Stock
In June 2014, the Company completed an underwritten public offering of 3,450,000 shares of its 7.5% Series B Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share ("Series B Preferred Stock"). The net offering proceeds, after deducting underwriting discounts and commissions and offering costs payable by the Company, were approximately $83.4 million. The Company used the net proceeds from the offering to repay amounts outstanding under its secured revolving credit facility, to fund acquisitions of target assets and for working capital and general corporate purposes. The Series B Preferred Stock must be paid a dividend at a rate of 7.5% per year on the $25.00 liquidation preference before the common stock is entitled to receive any dividends.
The Series A Preferred Stock and Series B Preferred Stock are redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on March 20, 2017 and June 19, 2019, respectively (subject to the Company’s right under limited circumstances to redeem the Series A and B Preferred Stock earlier in order to preserve its qualification as a REIT or upon the occurrence of a change of control (as defined in the articles supplementary relating to the Series A Preferred Stock and Series B Preferred Stock, respectively)). The Series A and B Preferred Stock are senior to the Company’s common stock, and the Series B Preferred Stock is on parity with the Series A Preferred Stock with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up.
The Series A and B Preferred Stock generally do not have any voting rights, except if the Company fails to pay dividends on the Series A or B Preferred Stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, the Series A and B Preferred Stock will be entitled to vote, together as a class with any other series of parity stock upon which like voting rights have been conferred and are exercisable, to elect two additional directors to the Company’s board of directors, until all unpaid dividends have been paid or declared and set aside for payment. In addition, certain changes to the terms of the Series A Preferred Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series A Preferred Stock voting separately as a class; and certain changes to the terms of the Series B Preferred Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series B Preferred Stock voting separately as a class.
Common Stock Offerings
The following table summarizes the sales of the Company's common stock during the six months ended June 30, 2014:

(In thousands, except per share data)	Number of Shares	Average Price per Share	Net Proceeds (1)
March 2014	14,950	21.90	327,115
At-the-market sales in 2014	406	21.07	8,465

(1)	Net of underwriting discounts and commissions, sales agent commissions, and offering costs payable by the Company
The Company used the net proceeds from the offerings to repay amounts outstanding under the line of credit at the time of the offering, fund acquisitions of target assets and for working capital and general corporate purposes.
At-The-Market Stock Offering Program ("ATM Program")
In May 2013, the Company entered into separate “at-the-market” equity distribution agreements with certain sales agents to offer and sell, from time to time, shares of its common stock having an aggregate offering price of up to $200 million. Sales of the shares may be made in negotiated transactions and/or transactions that are deemed to be "at the market" offerings, including sales made by means of ordinary brokers' transactions, including directly on the New York Stock Exchange (“NYSE”), or sales made to or through a market maker other than on an exchange. The Company pays each sales agent a commission of 1% of the gross sales proceeds for any common stock sold through such agent. No shares were sold under this ATM Program during the three months ended June 30, 2014.
Dividend Reinvestment and Direct Stock Purchase Plan
The Company’s Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”) provides existing common stockholders and other investors the opportunity to purchase shares (or additional shares, as applicable) of the Company’s common stock by reinvesting some or all of the cash dividends received on their shares of the Company’s common stock or making optional cash purchases within specified parameters. The DRIP Plan acquires shares either in the open market, directly from the Company as newly issued common stock, or in privately negotiated transactions with third parties. As of June 30, 2014, no shares had been acquired under the DRIP Plan from the Company in the form of new issuances.
Accumulated Other Comprehensive Income
The following tables present the changes in each component of accumulated other comprehensive income attributable to the stockholders, net of immaterial tax effect:

(In thousands)	Equity in AOCI of Unconsolidated Joint Ventures	Unrealized Gain on Beneficial Interests in Debt Securities	Unrealized Gain/Loss on Fair Value of Cash Flow Hedge	Foreign Currency Translation Gain/Loss	Unrealized Gain/Loss on Fair Value of Net Investment Hedges	Total
Balance at December 31, 2013	$3,621	$325	$(19)	$1,849	$(3,183)	$2,593
Other comprehensive income (loss) before reclassifications	244	(2,488)	(6)	6,129	(4,562)	(683)
Amounts reclassified from accumulated other comprehensive income	(3,865)	2,163	—	(1)	—	(1,703)
Net other comprehensive (loss) income	(3,621)	(325)	(6)	6,128	(4,562)	(2,386)
Balance at June 30, 2014	—	—	(25)	7,977	(7,745)	207

Balance at December 31, 2012	6,729	877	—	(3,067)	645	5,184
Other comprehensive income (loss) before reclassifications	9,866	(532)	—	(464)	180	9,050
Amounts reclassified from accumulated other comprehensive income	(7,069)	—	—	(5)	—	(7,074)
Net other comprehensive income (loss)	2,797	(532)	—	(469)	180	1,976
Balance at June 30, 2013	$9,526	$345	$—	$(3,536)	$825	$7,160
Information about amounts reclassified out of accumulated other comprehensive income by component is presented below:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Component of Accumulated Other Comprehensive Income	2014	2013	2014	2013	Affected Line Item in the Consolidated Statements of Operations

Equity in realized gain on sale of marketable securities of unconsolidated joint ventures	$—	$2,844	$3,865	$7,069	Equity in income of unconsolidated joint ventures
Settlement loss on beneficial interests in debt securities	(2,163)	—	(2,163)	—	Other loss, net
Realized foreign exchange gain	—	—	1	5	Other gain, net

13. Earnings per Share
The following table provides the basic and diluted earnings per common share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2014	2013	2014	2013
Numerator:
Net income	$51,002	$30,762	$80,852	$52,756
Net income attributable to noncontrolling interest	(13,353)	(5,111)	(21,473)	(7,698)
Net income attributable to Colony Financial, Inc.	37,649	25,651	59,379	45,058
Preferred dividends	(5,571)	(5,355)	(10,926)	(10,710)
Net income attributable to common stockholders	32,078	20,296	48,453	34,348
Net income allocated to participating securities (nonvested shares)	(247)	(182)	(487)	(364)
Numerator for basic net income allocated to common stockholders	31,831	20,114	47,966	33,984
Interest expense attributable to convertible senior notes (1)	5,347	2,329	—	—
Numerator for diluted net income allocated to common stockholders	$37,178	$22,443	$47,966	$33,984
Denominator:
Basic weighted average number of common shares outstanding	91,673	64,384	86,342	63,212
Weighted average effect of dilutive shares (1)	18,757	7,545	10	—
Diluted weighted average number of common shares outstanding	110,430	71,929	86,352	63,212
Earnings per share:
Net income attributable to common stockholders per share–basic	$0.35	$0.31	$0.56	$0.54
Net income attributable to common stockholders per share–diluted	$0.34	$0.31	$0.56	$0.54

(1)
For the six months ended June 30, 2014 and 2013, excluded from the calculation of diluted income per share is the effect of adding back $9.7 million and $2.3 million, respectively, of interest expense and 16,809,600 and 3,793,300 weighted average dilutive common share equivalents, respectively, for the assumed conversion of the convertible senior notes as their inclusion would be antidilutive. For the three and six months ended June 30, 2014, weighted average dilutive shares include the effect of 19,800 and 10,000 shares, respectively, of common stock issuable to the Manager for incentive fees due for the periods.

14. Related Party Transactions
The following table summarizes the amounts incurred by the Company and payable to the Manager or its affiliates for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Base management fees	$7,563	$5,435	$14,205	$10,687
Incentive fees	464	—	464	—
Compensation pursuant to secondment agreement	340	301	664	609
Allocated and direct investment-related expenses	603	386	1,349	728
Allocated and direct administrative expenses	743	474	1,410	827
	$9,713	$6,596	$18,092	$12,851
The following table summarizes the amounts due to the Manager or its affiliates as of each balance sheet date:

(In thousands)	June 30, 2014	December 31, 2013
Base management fees	$7,563	$6,045
Incentive fees	464	—
Secondment reimbursement	466	895
Reimbursement of direct and allocated administrative and investment costs	690	1,046
	$9,183	$7,986

In May 2014, the Company received a proposal from Colony Capital, owner of the Manager, regarding a potential transaction for an internalization of the management of the Company’s current business and the contribution to the Company of certain other material assets and rights of Colony Capital. The proposal envisions continuity of the senior management of the Company, and that the consideration would be paid in common equity of the Company. A special committee of the Company’s Board of Directors consisting of independent and disinterested directors has been formed and, together with its independent legal and financial advisors engaged for these purposes, is reviewing the proposal. Any such internalization transaction will be subject to approval of the Company’s stockholders. There is no assurance that the Company will pursue or continue to pursue this opportunity or that this opportunity will be consummated. The Company does not undertake any obligation to provide updates on any such proposals or the status thereof.

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
Equity Incentive Plan
On May 8, 2014, the Company’s stockholders approved the Colony Financial, Inc. 2014 Equity Incentive Plan (the “2014 Plan”), which constitutes an amendment and restatement of the Company’s 2011 Equity Incentive Plan (the “2011 Plan”). The 2014 Plan provides for the grant of options to purchase shares of common stock, share awards (including restricted stock and stock units), stock appreciation rights, performance awards and annual incentive awards, dividend equivalent rights, long-term incentive units, cash and other equity-based awards. Certain named executive officers of the Company, along with other eligible employees, directors and service providers, including the Manager and employees of the Manager, are eligible to receive awards under the 2014 Plan. The Company has reserved a total of 2,500,000 additional shares of common stock for issuance pursuant to the 2014 Plan, in addition to (i) the number of shares of common stock available for issuance under the 2011 Plan as of May 8, 2014 and (ii) the number of shares of common stock subject to outstanding awards under the 2011 Plan that terminate by expiration, forfeiture, cancellation or otherwise without the issuance of such shares of common stock. The 2014 Plan will expire in 2024 unless earlier terminated by the Company. As of the filing date of this Quarterly Report on Form 10-Q, no awards have been granted under the 2014 Plan. The share awards granted under the 2011 Plan generally vest 25% upfront and the remainder over a 3-year period from the date of grant.
A summary of the Company’s vested and nonvested shares under the Director Stock Plan and Equity Incentive Plan for the six months ended June 30, 2014 is presented below:

	Restricted Stock Grants to Non-Executive Directors	Restricted Stock Grants to Employee	Restricted Stock Grants to the Manager or Manager's Employees	Total	Weighted Average Grant Date Fair Value
Nonvested shares at December 31, 2013	6,837	17,172	488,759	512,768	$18.28
Granted	11,250	—	500,000	511,250	20.31
Vested	(6,837)	(8,586)	(322,505)	(337,928)	18.83
Forfeited	—	—	(636)	(636)	16.16
Nonvested shares at June 30, 2014	11,250	8,586	665,618	685,454	$19.52
Weighted average grant-date fair value per share for shares granted during the period	$23.20	n/a	$20.24
The following table summarizes the components of share-based compensation included in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2014	2013	2014	2013
Share-based compensation included in management fees	$1,910	$987	$5,981	$2,105
Share-based compensation included in administrative expenses	100	72	190	141
Total fair value of shares vested (1)	—	—	6,855	182
Weighted average grant-date fair value per share for shares granted during the period (1)	n/a	n/a	20.31	21.94

(1)	Based on the quoted closing share price of the Company's common stock on the NYSE on grant date or vesting date.
As of June 30, 2014, aggregate unrecognized compensation cost related to restricted stock granted under the Director Stock Plan and Equity Incentive Plan was approximately $12.2 million. That cost is expected to be fully recognized over a weighted-average period of 24 months.

16. Income Taxes
The Company’s taxable REIT subsidiaries (each a “TRS”) are subject to corporate level federal, state, foreign and local income taxes. The following is a summary of the Company’s income tax provision:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Current
Federal	$306	$895	$653	$1,175
State	95	170	197	301
Total current tax provision	401	1,065	850	1,476
Deferred
Federal	(296)	(701)	(472)	(638)
State	(104)	(122)	(132)	(244)
Total deferred tax benefit	(400)	(823)	(604)	(882)
Total income tax provision	$1	$242	$246	$594
Deferred tax assets of $3.4 million and $2.4 million are included in other assets as of June 30, 2014 and December 31, 2013, respectively. Deferred tax assets and liabilities arise from temporary differences in income recognition for GAAP and tax purposes and the tax effect of net foreign currency translation gains and losses on certain investments in unconsolidated joint ventures held in TRSs.

17. Commitments and Contingencies
Pursuant to the operating agreements of certain unconsolidated joint ventures, the joint venture partners may be required to fund additional amounts for future investments, unfunded lending commitments, ordinary operating costs, guaranties or commitments of the joint ventures. As of June 30, 2014, the Company’s share of those commitments was $16.5 million.
The Company may be required to fund additional amounts to borrowers pursuant to certain loan agreements. As of June 30, 2014, the Company had combined unfunded lending commitments of $58.3 million.
In connection with financing arrangements for certain unconsolidated joint ventures, the Company provided customary non-recourse carve-out guaranties. The Company believes that the likelihood of making any payments under the guaranties is remote, and has not accrued for a guaranty liability as of June 30, 2014.
On March 6, 2014, the Company committed $100 million of new equity in a consortium led by Cerberus Capital Management, L.P. that agreed to acquire all of the outstanding shares of Safeway Inc. pursuant to a merger agreement. The consortium currently owns other national grocery chains, including Albertsons. In connection with the equity commitment, the Company provided a guaranty to Safeway Inc. for the Company's pro rata share of the $400 million termination fee, or approximately $17.6 million, which becomes payable under certain circumstances, including failure to complete the merger within 15 months, and a court-issued injunction to block the merger pursuant to antitrust laws. The Company has determined that a payment pursuant to the guaranty is remote, and has not accrued a liability related to the guaranty. In June 2014, through the Company's controlled subsidiary for this transaction, the Company assigned $50 million of the $100 million equity commitment in the investment and a ratable share of any liability arising from the guaranty to a passive third-party co-investment participant. The merger is expected to close in the fourth quarter of 2014.
In the ordinary course of business, the Company may be involved in litigation which may result in legal costs and liability that could have a material effect on the Company’s financial position and results of operations. At June 30, 2014, the Company was not involved in such litigation.

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
The operating results for each of the reportable segments are summarized below, including the reclassification of operating results of the other real estate equity segment for prior period to conform to the current period presentation:

(In thousands)	Real Estate Debt Investments	Single-Family Residential Rentals	Other Real Estate Equity Investments	Amounts Not Allocated to Segments	Total
Three Months Ended June 30, 2014
Income:
Equity in income (loss) of unconsolidated joint ventures	$21,611	$(3,640)	$3,143	$—	$21,114
Interest income	41,350	—	—	23	41,373
Rental income and tenant reimbursements	—	—	3,255	—	3,255
Other income from affiliates	231	—	—	—	231
Total income	63,192	(3,640)	6,398	23	65,973
Expenses:
Management fees	—	—	—	9,937	9,937
Investment and servicing expenses	683	—	3	682	1,368
Transaction costs	715	—	68	250	1,033
Interest expense	3,054	—	1,085	6,561	10,700
Property operating expenses	—	—	843	—	843
Depreciation and amortization	—	—	1,253	—	1,253
Administrative expenses	210	—	—	2,437	2,647
Total expenses	4,662	—	3,252	19,867	27,781
Realized gain on resolution of loans receivable	12,590	—	—	—	12,590
Other (loss) gain, net	221	—	—	—	221
Income (loss) before income taxes	71,341	(3,640)	3,146	(19,844)	51,003
Income tax provision	—	—	—	1	1
Net income (loss)	71,341	(3,640)	3,146	(19,845)	51,002
Net income attributable to noncontrolling interests	12,673	—	680	—	13,353
Net income (loss) attributable to Colony Financial, Inc.	$58,668	$(3,640)	$2,466	$(19,845)	$37,649

(In thousands)	Real Estate Debt Investments	Single-Family Residential Rentals	Other Real Estate Equity Investments	Amounts Not Allocated to Segments	Total
Three Months Ended June 30, 2013
Income:
Equity in income (loss) of unconsolidated joint ventures	$20,417	$(2,647)	$5,222	$—	$22,992
Interest income	17,352	—	—	103	17,455
Other income from affiliates	317	—	—	—	317
Total income	38,086	(2,647)	5,222	103	40,764
Expenses:
Management fees	—	—	—	6,422	6,422
Investment and servicing expenses	320	—	—	222	542
Interest expense	1,337	—	—	3,479	4,816
Administrative expenses	—	—	—	1,736	1,736
Total expenses	1,657	—	—	11,859	13,516
Realized gain on resolution of loans receivable	3,560	—	—	—	3,560
Other gain, net	196	—	—	—	196
Income (loss) before income taxes	40,185	(2,647)	5,222	(11,756)	31,004
Income tax provision	—	—	—	242	242
Net income (loss)	40,185	(2,647)	5,222	(11,998)	30,762
Net income attributable to noncontrolling interests	4,908	—	203	—	5,111
Net income (loss) attributable to Colony Financial, Inc.	$35,277	$(2,647)	$5,019	$(11,998)	$25,651

(In thousands)	Real Estate Debt Investments	Single-Family Residential Rentals	Other Real Estate Equity Investments	Amounts Not Allocated to Segments	Total
Six Months Ended June 30, 2014
Income:
Equity in income (loss) of unconsolidated joint ventures	$40,427	$(6,835)	$10,161	$—	$43,753
Interest income	74,414	—	—	61	74,475
Rental income and tenant reimbursements	—	—	6,496	—	6,496
Other income from affiliates	456	—	—	—	456
Total income	115,297	(6,835)	16,657	61	125,180
Expenses:
Management fees	—	—	—	20,650	20,650
Investment and servicing expenses	1,191	—	3	1,435	2,629
Transaction costs	5,265	—	68	250	5,583
Interest expense	5,127	—	2,159	12,363	19,649
Property operating expenses	—	—	1,691	—	1,691
Depreciation and amortization	—	—	2,505	—	2,505
Administrative expenses	380	—	—	4,786	5,166
Total expenses	11,963	—	6,426	39,484	57,873
Realized gain on resolution of loans receivable	12,590	—	—	—	12,590
Other (loss) gain, net	128	—	—	1,073	1,201
Income (loss) before income taxes	116,052	(6,835)	10,231	(38,350)	81,098
Income tax provision	—	—	—	246	246
Net income (loss)	116,052	(6,835)	10,231	(38,596)	80,852
Net income attributable to noncontrolling interests	20,264	—	1,209	—	21,473
Net income (loss) attributable to Colony Financial, Inc.	$95,788	$(6,835)	$9,022	$(38,596)	$59,379

(In thousands)	Real Estate Debt Investments	Single-Family Residential Rentals	Other Real Estate Equity Investments	Amounts Not Allocated to Segments	Total
Six Months Ended June 30, 2013
Income:
Equity in income (loss) of unconsolidated joint ventures	$40,032	$(3,731)	$8,493	$—	$44,794
Interest income	28,613	—	—	254	28,867
Other income from affiliates	688	—	—	—	688
Total income	69,333	(3,731)	8,493	254	74,349
Expenses:
Management fees	—	—	—	12,792	12,792
Investment and servicing expenses	795	—	25	330	1,150
Interest expense	2,784	—	—	4,387	7,171
Administrative expenses	—	—	—	3,579	3,579
Total expenses	3,579	—	25	21,088	24,692
Realized gain on resolution of loans receivable	3,560	—	—	—	3,560
Other gain, net	133	—	—	—	133
Income (loss) before income taxes	69,447	(3,731)	8,468	(20,834)	53,350
Income tax provision	—	—	—	594	594
Net income (loss)	69,447	(3,731)	8,468	(21,428)	52,756
Net income attributable to noncontrolling interests	7,473	—	225	—	7,698
Net income (loss) attributable to Colony Financial, Inc.	$61,974	$(3,731)	$8,243	$(21,428)	$45,058

The net investments in each of the reportable segments are summarized as follows:

(In thousands)	June 30, 2014	December 31, 2013
Assets:
Real estate debt investments	$2,783,831	$1,707,228
Single-family residential rentals	521,234	530,007
Other real estate equity investments	383,639	344,244
Other assets not allocated to segments	62,992	47,073
Total consolidated assets	$3,751,696	$2,628,552

19. Subsequent Events
Subsequent to June 30, 2014, the Company invested $125.0 million in five new investments and $11.4 million in one new loan origination in the Transitional CRE Lending Platform.
In July 2014, the Company completed a sale of 17,250,000 shares of its common stock, including a full exercise of the overallotment option, to underwriters at a price per share of $22.14. The net offering proceeds, after deducting underwriter discounts and commissions and offering costs payable by the Company, were approximately $382 million. The Company used a portion of the net proceeds to repay amounts outstanding under its secured revolving credit facility, and intends to use the remainder to acquire its target assets and for general corporate purposes.

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
In May 2014, we received a proposal from Colony Capital, owner of our Manager, regarding a potential transaction for an internalization of the management of our current business and the contribution to us of certain other material assets and rights of Colony Capital. The proposal envisions continuity of our senior management, and that the consideration would be paid in our common equity. A special committee of our Board of Directors consisting of independent and disinterested directors has been formed and, together with its independent legal and financial advisors engaged for these purposes, is reviewing the proposal. Any such internalization transaction will be subject to approval of our stockholders. There is no assurance that we will pursue or continue to pursue this opportunity or that this opportunity will be consummated. We do not undertake any obligation to provide updates on any such proposals or the status thereof.

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
Recent Developments
Investment Activities
The following are highlights of our investment activities during the second quarter of 2014:

•	Invested or committed $532 million of equity in four new real estate debt investments;

•	Invested or committed $178 million in seven new loan originations within our Transitional CRE Lending Platform;

•	Invested $16 million in a triple-net leased real estate property;

•	Received full payoffs on two acquired loans at meaningful gains.
See “—Our Investments” and “—Results of Operations” for more detailed information about our recent investment activities and financial results.
Financing Activities
During the second quarter of 2014, we completed the following financing transactions:

•	In June 2014, we completed an offering of 3.45 million shares of our 7.5% Series B Cumulative Redeemable Perpetual Preferred Stock for net proceeds of approximately $83.4 million.

•
In June 2014, we issued an additional $172.5 million of the notes pursuant to a reopening of our 3.875% convertible senior notes due on January 15, 2021. The notes were issued at a 1.25% premium to par, resulting in net proceeds of approximately $170.1 million, after deducting underwriter discounts, commissions and expenses.

•
In April 2014, we completed our first securitization transaction within our Transitional CRE Lending Platform for net proceeds of $122.3 million and a weighted average coupon of 1-month London Interbank Offered Rate ("LIBOR") plus 1.78%.

Subsequent to the quarter end, in July 2014, we completed the sale of 17.25 million shares of our common stock for net proceeds of approximately $382 million.
See "—Liquidity and Capital Resources" for more detailed information about our financing activities.

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

	June 30, 2014
(Amounts in thousands)	Carrying Value		Fair Value
Target Asset Type	Amount	Percentage of Portfolio	Amount	Percentage of Portfolio
Acquisitions	$874,195	30%	$912,900	29%
Originations (1)	1,259,662	43%	1,278,276	40%
Single-family residential rentals	521,234	18%	690,100	22%
Other real estate equity investments (2)	266,836	9%	284,725	9%
Total investments (3)	$2,921,927	100%	$3,166,001	100%

	December 31, 2013
(Amounts in thousands)	Carrying Value		Fair Value
Target Asset Type	Amount	Percentage of Portfolio	Amount	Percentage of Portfolio
Acquisitions	$660,328	33%	$691,515	32%
Originations (1)	605,727	30%	613,271	28%
Single-family residential rentals	530,007	26%	643,400	29%
Other real estate equity investments (2)	230,973	11%	244,055	11%
Total investments (3)	$2,027,035	100%	$2,192,241	100%

(1)	Originations include preferred equity investments earning a fixed return.

(2)
Other real estate equity investments include interests in real estate properties, equity interests obtained through foreclosures or deed-in-lieu of foreclosure on the collateral of target assets originally acquired or originated as debt instruments, and preferred equity earning a fixed return plus equity participation.

(3)	The following table provides a reconciliation of total investments presented above to the amounts included in our consolidated financial statements and the accompanying notes in Item 1 of this Report:

(Amounts in thousands)	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Investments in unconsolidated joint ventures	$1,352,515	$1,578,777	$1,369,529	$1,530,574
Loans receivable, net	2,055,938	2,075,508	1,028,654	1,034,600
Real estate and intangible assets, net	135,611	138,425	112,468	112,468
Other assets, net of other liabilities of investment entities	106,318	106,318	66,860	66,860
Less: Derivative instruments, net	(3,205)	(3,205)	(2,952)	(2,952)
Less: Secured financing	(398,572)	(398,575)	(277,607)	(277,600)
Less: Noncontrolling interests	(326,678)	(331,247)	(269,917)	(271,709)
Total investments	$2,921,927	$3,166,001	$2,027,035	$2,192,241
At June 30, 2014 and December 31, 2013, our net invested equity in European investments amounted to approximately $599 million and $197 million, respectively.
Additional details and recent developments about our individual investments are provided in the following table and discussion:

(Amounts in millions)		Balance at June 30, 2014
Our Investments	Date of Initial Investment	Investment Carrying Value (1)	Committed Equity (2)	Investment Description/ Status at June 30, 2014
Real Estate Debt—Acquisitions
Fannie Mae Portfolio	Jun-14	$276.7	$—	237 performing first mortgage loans collateralized primarily by multifamily assets located in U.S.
Spanish CRE Loan Portfolio I	Nov-13	147.7	—	3 sub-performing, first mortgage loans secured by two office properties and one retail property in Spain
Freddie Mac Portfolio (3)	Oct-13	50.0	—	24 performing acquired loans secured mostly by first mortgage, commercial real estate
U.S. Loan Portfolio 2014-1 (3)	Mar-14	37.5	—	3 performing loans acquired from a European bank, secured by commercial real estate located in U.S.
U.S. Life Insurance Loan Portfolio	Dec-09	34.3	—	15 performing acquired first mortgages secured by commercial real estate
German Loan Portfolio IV	Jul-11	33.9	—	2 REO properties
CRE FDIC Portfolio	Aug-11	28.9	—	345 performing and non-performing loans acquired in a structured transaction with the FDIC, secured mostly by commercial real estate, and 34 REO properties
Multifamily Tax-Exempt Bonds	Jun-11	28.0	—	Senior interest in tax-exempt bonds secured by a multifamily residential property located in Atlanta, GA
Bulls Loan Portfolio (3)	Jun-11	27.1	—	303 performing and non-performing acquired loans consisting of substantially all first mortgage recourse commercial real estate loans and 19 REO properties
Florida Retail First Mortgage	Feb-13	23.3	—	Acquired performing senior mortgage loan secured by a retail property in Florida
DB FDIC Portfolio	Jan-10	22.0	1.7	379 performing and non-performing loans acquired in a structured transaction with the FDIC, secured mostly by commercial real estate and 82 REO properties
Project London Loan Portfolio (3)	Sep-12	19.8	—	5 performing and non-performing acquired loans secured by commercial real estate
Class A Manhattan Office Loan Participation	Mar-10	19.5	—	First mortgage pari-passu participation interest secured by Class A midtown Manhattan office building
Other acquisitions (3)	Various	125.5	0.7	19 investments, each with less than $15 million of current investment balance
Total acquisitions		874.2	2.4
Real Estate Debt—Originations
UK Retail Borrower Recapitalization	Mar-14	223.5	13.1	First mortgage loan used in a borrower recapitalization and secured by a large U.K. shopping center
Transitional CRE Lending Platform (3)	Various	212.7	30.9	18 first mortgage loan and 2 mezzanine loan originations secured by retail, multifamily, office and hospitality properties

(Amounts in millions)		Balance at June 30, 2014
Our Investments	Date of Initial Investment	Investment Carrying Value (1)	Committed Equity (2)	Investment Description/ Status at June 30, 2014
French Tender Financing	Jun-14	176.4	—	Financing for a tender offer of all the outstanding shares of a publicly listed REIT in France
National Hotel Portfolio Mezzanine Loan	May-13	175.0	—	Mezzanine loan origination secured by equity interests in an entity owning a diversified portfolio of 152 full service, limited service, and extended stay hotels located throughout the U.S.
Lifestyle Athletic Club Mortgage Participation	Mar-13	87.5	8.3	First mortgage loan origination secured by 11 athletic lifestyle clubs located in California
Times Square First Mortgage Loan	Apr-14	58.0	—	Origination of a first mortgage loan secured by a development site in the Times Square submarket of Manhattan, New York
One Court Square Preferred Equity	Jul-12	50.6	—	Preferred equity investment in an entity that acquired a Class A office tower located in Long Island City, New York
Hawaii Luxury Resort (3)	Feb-14	34.6	4.2	Subordinated loan origination secured by a luxury, coastal resort hotel located in Maui
American Coastal Properties Loan	Jul-13	26.2	—	First mortgage loan to finance the acquisition and redevelopment of high-end, single family residential properties in infill, coastal Southern California markets
Luxury Destination Club Recourse Loan I	Sep-11	24.4	—	Performing first mortgage secured by 37 properties located primarily in Manhattan, NY and Maui
New York Student Housing Loan (3)	Aug-13	22.3	—	First mortgage loan secured by a student housing community in New York
New England Hotel Portfolio Mezzanine Loan	May-12	21.1	9.5	Performing mezzanine loan origination cross-collateralized by a portfolio of select service hotels
Mexico Luxury Resort Junior Mortgage Participation	Aug-13	20.1	—	Participation in junior first mortgage interest secured by a luxury beach resort in Mexico
St. Barths Hotel and Villa Mortgage Loan	Sep-13	17.7	—	First mortgage loans secured by a partially constructed hotel and residential development project located in the Caribbean
Pennsylvania Retail B-Note	Apr-14	16.6	—	Origination of a B-note secured by three retail assets in Pennsylvania and Ohio
Southern California Land Loan	May-11	16.6	—	First mortgage loan secured by a Southern California master planned development and equity participation rights
Southern California Land Loan 2014-1	Mar-14	15.1	2.0	First mortgage loan secured by a 135-acre residential development project located in Riverside, CA and equity participation rights
Other originations (3)	Various	61.3	5.5	7 investments, each with less than $15 million of current investment balance
Total originations		1,259.7	73.5

Real Estate Equity—Single-Family Residential Rentals (3)	Mar-12	521.2	—	Investment in CAH OP, an investment vehicle created for the purpose of acquiring and renting single-family homes, and warrants in its manager
Real Estate Equity—Other
Multifamily Portfolio Preferred Equity	Mar-13	130.0	—	Preferred equity investment in an entity that acquired a multifamily portfolio composed of approximately 7,600 units located in Georgia, Florida and Texas
Midwest NNN Office Campus (3)	Dec-13	33.0	—	Equity interests in a credit tenant lease office campus in the Midwest
Hotel Portfolio (3)	Apr-10	32.1	—	Equity interests in and senior mezzanine loan receivable from entities owning a portfolio of 102 limited service hotels
Phoenix Corporate Tower	Dec-12	18.7	—	Equity interest in a high-rise office tower located in Phoenix, Arizona
California Master Planned Communities	May-12	17.8	—	Equity interests acquired through deed-in-lieu in 2 partially developed master planned communities located in California

(Amounts in millions)		Balance at June 30, 2014
Our Investments	Date of Initial Investment	Investment Carrying Value (1)	Committed Equity (2)	Investment Description/ Status at June 30, 2014
Arizona NNN Building	Jun-14	15.6	—	Equity investments in triple net leased property located in Phoenix, Arizona
Safeway-Albertsons	Mar-14	—	50.0	Equity commitment to an investor consortium acquiring shares of common stock in Safeway Inc., a publicly-traded grocery chain and merge with existing Albertsons grocery chain
Other Equity Investments	Various	19.6	—	2 investment with less than $15 million of current investment balance
Total other real estate equity		266.8	50.0
Total investments		$2,921.9	$125.9

(1)
Amounts represent the carrying value of our investment at June 30, 2014, net of investment-specific financing and amounts attributable to noncontrolling interests. Amounts reflect our investments and our share of income less amounts distributed and realized since the inception of the investment.

(2)
Amounts represent our share of additional funding commitments for future investments, unfunded lending commitments, ordinary operating costs, guaranties or other commitments of each investment as of June 30, 2014, as described in Note 17 to our consolidated financial statements included in Item 1 of this Report.

(3)	Investments with non-recourse financing.
Real Estate Debt—Acquisitions

•
Fannie Mae Portfolio. In June 2014, we acquired a performing loan portfolio with an aggregate unpaid principal balance ("UPB") of $272 million from Fannie Mae. The portfolio is composed of 237 first mortgage loans with an average loan balance of $1.1 million, a weighted average coupon of 6%, and is 88% collateralized by multifamily assets. The collateral is geographically diversified across 43 states with the largest concentration in California. The aggregate purchase price for the portfolio was approximately $275 million. We expect to leverage this investment with non-recourse, matched term financing in the third quarter of 2014.

•
Spanish CRE Loan Portfolio I. In November 2013, we invested $143 million in a joint venture with Co-Investment Funds to acquire participation interests in three sub-performing first mortgages at a substantial discount to the UPB. The mortgages are secured by two office properties and one retail property in Spain. In January 2014, we acquired the loans using Spanish securitization trusts, triggering transfer taxes payable by the trusts and recognized an expense of approximately $4.6 million, or $3.8 million net of the amount attributable to noncontrolling interests, related to the transaction costs associated with this transfer. Our share of this investment is approximately 83%.

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

•
Luxury Destination Club Recourse Loan II. In May 2012, we, in a joint venture with two unaffiliated investors, acquired, at a discount, a $181 million participation interest in an approximate $250 million recourse first mortgage loan. The acquisition was partially financed by the seller. In April 2014, the borrower fully paid off the loan and seller-provided financing was repaid in full. The payoff resulted in full recognition of unamortized purchase discount, for a gain to us of $7 million, net of $4.6 million attributable to noncontrolling interests. Our share of this investment was 60%.

•
Manhattan Landmark Buildings Loan. In March 2011, we, together with a Co-Investment Fund, acquired at a discount an existing $60 million first mortgage loan secured by fee simple condominium interests within two Manhattan landmark buildings for $38 million. Simultaneously upon closing, the loan was restructured to reflect a $39.1 million principal balance. In April 2012, the loan was further amended and restated into an A-note and a B-note and the A-note was sold to an unrelated third party. In June 2014, the borrower fully repaid the $14 million retained B-note plus prepayment fee. The payoff resulted in a gain of $730,000, net of amounts attributable to noncontrolling interests. Our share of this investment was 74%.

•
Spanish REOC/Colonial Loan. In November 2009, we, in a joint venture with Co-Investment Funds, together with a 50% third party investor (collectively, the "Colonial Investors"), acquired a €903 million share of a €4.3 billion syndicated loan to Inmobiliaria Colonial, S.A. (“Colonial”), a leading Spanish real estate company listed on the Madrid Stock Exchange, at a 63% discount to par. In February 2010, the loan was restructured into a first mortgage of €354 million earning Euro Interbank Offered Rate (“Euribor”) plus 1.75% secured by office properties, 3.3 billion shares of Colonial and a €144 million loan (“Devco Loan”) (including €50 million warrants) earning Euribor plus 4% paid-in-kind interest secured by development properties. In May 2014, pursuant to a restructuring and recapitalization of Colonial, the following transactions took place: (i) the Colonial Investors received full payoff of the first mortgage loan, resulting in a substantial gain compared to the allocated basis in the loan; (ii) as an existing shareholder and creditor, the Colonial Investors received subscription rights to acquire shares in the restructured company, which, together with a cash investment, the Colonial Investors exercised at the time of the restructuring to acquire 300 million shares of the newly restructured Colonial; (iii) the joint venture between us and the Co-Investment Funds acquired the third party investor’s 50% share of the Devco Loan at a substantial discount, which, when combined with our existing interest in the loan, resulted in a cost basis of approximately 19% of the total UPB. As a result of the payoff of the first mortgage loan and sales of Colonial shares throughout the second quarter of 2014, we recognized combined gains of approximately $4.8 million, which represents our 5.1% share of the joint venture's gains.

Real Estate Debt—Originations

•
UK Retail Borrower Recapitalization. As a part of a borrower recapitalization transaction in March 2014, a joint venture between us and a Co-Investment Fund originated a £140 million (approximately $233 million) loan that is primarily collateralized by a first mortgage on a large U.K. shopping center. The loan proceeds were used to refinance an existing loan at a significant discount to par despite there having been no monetary default. The investment includes: (i) the loan which bears a cash pay interest rate of 10% per annum, has a term of seven years, and has springing recourse to an individual guarantor under certain conditions; and (ii) an equity interest in the shopping center of 35%. It is expected that the borrower will subsequently secure a new first mortgage which will partially pay down our loan and leave our joint venture with a subordinated loan position secured by a second ranking mortgage on the shopping center. There will be an additional exit fee of between £3 million and £4 million (approximately $5 million and $6.8 million, respectively) depending on the timing of this subsequent pay down. Under certain circumstances, the loan may be increased by up to €10 million, or approximately $13.7 million.  Our share of the joint venture with the Co-Investment Fund is 96%.

•
Transitional CRE Lending Platform. From May 2013 to June 30, 2014, we originated 18 first mortgage loans and two mezzanine loans with an aggregate UPB of $338.2 million and unfunded commitments of $31.4 million within our Transitional CRE Lending Platform. Seven of the 20 loans totaling $158.4 million in UPB were originated during the current quarter, along with $0.8 million of additional funding on a mezzanine loan. Eleven of the loans in the portfolio were included in a floating rate securitization that was completed in April 2014. The loans in the portfolio bear interest, on a weighted average basis, at 1-month LIBOR plus 6.0%, and have initial terms of 2 to 3 years. The loans feature one to three 12-month extension options subject to payment of extension fees and satisfaction of certain performance metrics. The underlying collateral includes retail, multifamily, office and hospitality properties.  In July 2014, we made our first draw on the Repurchase Facility to finance seven of our non-securitized variable rate commercial mortgage loans originated within the platform (see "—Liquidity and Capital Resources—Repurchase Facility").

•
French Tender Financing. In June 2014, we, in a joint venture with a Co-Investment Fund, funded €128 million, or approximately $175 million, to finance a tender offer of all outstanding shares of a publicly listed REIT in France by its largest shareholder. The tender offer was withdrawn due to a superior rival bid, and the loan, including approximately $3 million of interests and fees, was repaid in full in July 2014. Further, the joint venture expects to receive an approximately $1 million profit participation when the tender closes. Our share of the joint venture with the Co-Investment Fund was 78.5%.

•
Times Square First Mortgage Loan. In April 2014, we originated a $63 million first mortgage loan secured by a development site in the Times Square submarket of Manhattan.  The loan bears an interest rate of LIBOR plus 9.75% (with a 0.25% LIBOR Floor), with a 1% origination fee and a 1% exit fee.  The initial term of the loan is 18 months, plus two 6-month extension options.

•
Hawaii Luxury Resort. In February 2014, a joint venture between us, a Co-Investment Fund and an unaffiliated investor acquired an REO property consisting of a five-diamond resort hotel on a 55-acre coastal site located in Hawaii. The hotel received an extensive $180 million renovation in 2006 and 2007, is branded by a renowned luxury hotel operator and includes 73 unsold condos. The property was acquired from a former lender who had foreclosed following a loan default by the previous owners. The total initial capitalization of the investment is approximately $160 million, including an initial funding of $85 million via a third-party first mortgage at the closing of the acquisition. We and the Co-Investment Fund funded $40 million of a $45 million mezzanine loan and $15 million, or 50%, of the equity, with the remainder of the equity owned by the unaffiliated investor. In connection with the property acquisition, the joint venture incurred transaction costs, our share of which was approximately $0.7 million. The mezzanine loan has a term of five years and bears a fixed interest rate of 11% which may be paid-in-kind. Our share of the joint venture with the Co-Investment Fund that owns 100% of the mezzanine loan and 50% of the equity is 83%.

•
Pennsylvania Retail B-Note. In April 2014, we and a minority unaffiliated investor originated a $16.5 million B-note secured by three retail assets in Pennsylvania and Ohio. The loan bears a 10.5% fixed interest rate with a 30-year amortization schedule and matures in April 2024. Our share of this investment is 99%, or $16.3 million.

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

•
Boca Raton Multifamily Land Loan—In January 2013, we invested $20 million in a joint venture with a Co-Investment Fund and a strategic partner that funded a $41 million first mortgage loan secured by a 7-acre multifamily development parcel located in Florida. The loan bears an interest rate of 12%, of which 3.5% may be paid in-kind, and is subject to a 1.5% origination fee and a 1% exit fee. The initial term of the loan is three years. Our share of the investment is 49.5%. In January 2014, the borrower paid down the outstanding balance by $18.6 million, in exchange for a partial release of the site, of which our share was $9.2 million.

Real Estate Equity—Single-Family Residential Rentals
To date, we have invested $550 million in CAH OP, a single-family homes rental platform managed by an affiliate of our Manager. CAH OP continues to acquire, renovate and rent single-family homes to tenants. CAH continues to focus on Colony American Finance (“CAF”), its wholly owned subsidiary that lends to other owners of single family homes for rent. Expansion of this lending program will remain a strategic initiative in 2014 and once scaled, CAF’s loan portfolio may be financed with securitizations in the future.
On April 10, 2014, CAH completed a securitization transaction backed by income generated from approximately 3,400 single-family rental homes in its portfolio. CAH sold $514 million in bonds with a blended rate, including servicing fees, of LIBOR plus 1.78% with a 0.25% LIBOR floor. On June 30, 2014, CAH completed a second securitization transaction backed by income generated from approximately 3,700 single-family rental homes in its portfolio. CAH sold $558.5 million in bonds with a blended rate, including servicing fees, of LIBOR plus 1.74%.
At June 30, 2014, CAH OP owned 17,269 housing units located in ten states across the United States, including units owned in a joint venture with Fannie Mae. The following table provides an overview of the portfolio at June 30, 2014:

State	Number of Homes (1)		Total Cost Basis (in millions) (2)	Average Cost Per Home (in thousands)	Average Home Size (Square Feet)	Average Cost Per Square Foot
Properties wholly-owned by CAH OP and held for investment:
Arizona	1,208		$170	$141	1,743	$81
California	3,052		859	281	1,665	169
Colorado	887		152	171	1,734	99
Delaware	110		18	164	1,497	109
Florida	3,977		726	183	1,871	98
Georgia	3,517		471	134	2,012	67
Nevada	1,622		322	199	2,037	98
North Carolina	183		28	151	2,046	74
Pennsylvania	4		1	138	1,160	119
Texas	1,693		204	120	1,780	68
	16,253	(3)	$2,951	$182	1,853	$98
Jointly-owned properties (4)	1,016
	17,269

(1)
Represents total housing units, which are leased separately from any other housing units. No property with a single deed has more than four housing units, and less than 1% of our wholly owned properties have more than one housing unit.

(2)	Includes acquisition and renovation costs incurred through June 30, 2014.

(3)	Includes 218 housing units held for sale representing $27.1 million in total cost basis at June 30, 2014.

(4)	Jointly-owned properties are owned through a joint venture with Fannie Mae in which CAH OP acquired its managing member interest for an aggregate payment of $35.1 million.
Real Estate Equity—Other

•
Arizona NNN Building. On June 24, 2014, we acquired a single-tenant net leased property for approximately $15.7 million. The facility is a former 82,000 square feet Class A office building located in Phoenix, Arizona, which is currently being used as a high school campus. The tenant is a private educational organization serving one of the largest global private K-12 student groups with schools on three continents and has 13 years remaining under its lease.

•
Safeway-Albertsons. On March 6, 2014, we committed $100 million of new equity in a consortium led by Cerberus Capital Management, L.P. that agreed to acquire all of the outstanding shares of Safeway Inc. pursuant to a merger agreement. The consortium currently owns other national grocery chains, including Albertsons. In connection with the equity commitment, we provided a guaranty to Safeway Inc. for our pro rata share of the $400 million termination fee, or approximately $17.6 million, which becomes payable under certain circumstances, including failure to complete the merger within 15 months, and a court-issued injunction to block the merger pursuant to antitrust laws. We have determined that a payment pursuant to the guaranty is remote, and have not accrued a liability related to the guarantee. In June 2014, through our controlled subsidiary for this transaction, we assigned $50 million of the $100 million equity commitment in the investment and a ratable share of any liability arising from the guaranty to a passive third-party co-investment participant. The merger is expected to close in the fourth quarter of 2014.

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

Investment Activity Subsequent to June 30, 2014

•
French Hospitality Loan. In July 2014, we invested in a joint venture with a Co-Investment Fund to originate a €53 million loan which is secured by an equity pledge on a portfolio of 12 upscale and luxury hotels located in Courchevel and Saint-Tropez, France (representing an approximate 20% loan-to-value on the entire security package) and including first mortgages on the two most valuable properties, which represent an approximate mortgage loan-to-value of 50%. The loan bears an interest rate of 9%, of which 3% is paid-in-kind, and a 2% origination fee. The initial term of the loan is three years and includes up to two years of extension periods. Our share of this investment is 50% or $35 million.

•
Irish Office Development Loan. In July 2014, we, in a joint venture with certain Co-Investment Funds, financed the acquisition of a fully entitled office development site in Dublin, Ireland from a company placed in receivership by a bank. The total initial capitalization of the investment is approximately €45 million, including a €35 million first mortgage loan funded by our joint venture and €10 million of subordinated capital funded by unaffiliated strategic partners. The proceeds from the initial capitalization will be used to finance the acquisition of the development site and various pre-development work. The development phase for the new structure is expected to be funded through a pre-sale arrangement with an unaffiliated institutional investor, which would involve a partial or full payoff of our loan. The first mortgage loan bears fixed interest at 17.5% per annum. We and the Co-Investment Funds will also participate in the residual development profit through a 30% equity interest in the entity owning the property, which survives loan payoff. Our share of this investment (as between us and the Co-Investment Funds) is 50%, or approximately $23 million.

•
UK CRE 2014. In July 2014, we, in a joint venture with a certain Co-Investment Fund, acquired an £80.3 million sub-performing loan from a German financial institution. The loan is secured by 13 commercial real estate assets which include office, industrial and retail properties, comprising approximately 781,000 square feet in aggregate throughout the United Kingdom. The loan bears interest at one-month LIBOR plus 0.85% and additional default interest of 1%. The purchase price for the loan was £56.3 million, representing approximately 70% of the outstanding principal balance. Our share of the investment is 50%, or approximately £28.3 million or $48.3 million.

•
Ohio NNN Portfolio. In July 2014, we acquired a portfolio of three properties totaling 1.1 million square feet in a sale/leaseback transaction with a new 15-year unitary lease for total consideration of approximately $16 million, which represents an initial capitalization rate of 14%. The portfolio, located in Ohio, consists of two warehouses and a retail property.

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

Results of Operations—Comparison of Three Months Ended June 30, 2014 and 2013
We commenced operations upon completion of our IPO in 2009 and continue to actively invest in our target assets. In general, period-over-period increases in our results of operations reflect our ongoing investment activities and capital-raising efforts. At June 30, 2014, we had 65 active investments representing $2.9 billion of invested equity, compared to 55 investments and $1.8 billion at June 30, 2013. Due to the overall growth and increased number of investments in nearly every category, the results of operations presented below for each period are not directly comparable and are not necessarily indicative of future financial condition or results of operations.
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
Income (loss) from our investments by type of investment is summarized below. We have recently re-categorized some of our investments, as described in Note 18 to our consolidated financial statements included in this Report. Certain amounts for the three months ended June 30, 2013 have been reclassified to conform to the current period presentation:

	Three Months Ended June 30, 2014
(In thousands)	Income (Loss)	Less: Expenses, Other (Income) Loss and Income Tax Provision	Less: Net Income (Loss) Attributable to Noncontrolling Interests	Net Income (Loss) Attributable to Colony Financial, Inc.
Amounts allocated to investment segments:
Real estate debt investments
Acquisitions:
Single loans—first mortgages	$18,768	$382	$4,959	$13,427
Single loans—subordinated debt (1)	1,755	1	447	1,307
Loan portfolios	18,541	2,663	1,769	14,109
CMBS/bonds	431	(207)	(4)	642
Total acquisitions	39,495	2,839	7,171	29,485
Originations:
Senior & whole mortgage loans	19,049	1,417	886	16,746
Subordinated debt (1)	17,238	185	4,616	12,437
Total originations	36,287	1,602	5,502	29,183
Total real estate debt investments	75,782	4,441	12,673	58,668
Single-family residential rentals	(3,640)	—	—	(3,640)
Other real estate equity investments (2)	6,398	3,252	680	2,466
Total investments	78,540	7,693	13,353	57,494
Amounts not allocated to investment segments	23	19,868	—	(19,845)
	$78,563	$27,561	$13,353	$37,649

	Three Months Ended June 30, 2013
(In thousands)	Income (Loss)	Less: Expenses, Other (Income) Loss and Income Tax Provision	Less: Net Income Attributable to Noncontrolling Interests	Net Income (Loss) Attributable to Colony Financial, Inc.
Amounts allocated to investment segments:
Real estate debt investments
Acquisitions:
Single loans—first mortgages	$6,550	$1,224	$1,545	$3,781
Single loans—subordinated debt (1)	1,572	1	207	1,364
Loan portfolios	9,377	304	—	9,073
CMBS/bonds	627	(193)	12	808
Total acquisitions	18,126	1,336	1,764	15,026
Originations:
Senior & whole mortgage loans	9,431	7	371	9,053
Subordinated debt (1)	14,089	118	2,773	11,198
Total originations	23,520	125	3,144	20,251
Total real estate debt investments	41,646	1,461	4,908	35,277
Single-family residential rentals	(2,647)	—	—	(2,647)
Other real estate equity investments (2)	5,222	—	203	5,019
Total investments	44,221	1,461	5,111	37,649
Amounts not allocated to investment segments	103	12,101	—	(11,998)
	$44,324	$13,562	$5,111	$25,651

(1)	Subordinated debt includes B-notes, mezzanine loans, and preferred equity earning a fixed return.

(2)
Other real estate equity investments include interests in real estate properties, equity interests obtained through foreclosures or deed-in-lieu of foreclosure on the collateral of target assets originally acquired or originated as debt instruments, and preferred equity earning a fixed return plus equity participation.

Net Income from Real Estate Debt Investments
Net income from acquired single first mortgage loans for the three months ended June 30, 2014 increased $9.6 million, or 255%, compared to the three months ended June 30, 2013. The increase primarily reflects $7 million net gain recognized on Luxury Destination Club Recourse Loan II upon the borrower's full repayment of the loan in April 2014 and $4.8 million net gain recognized on Spanish REOC/Colonial Loan upon the repayment of a first mortgage loan and partial sale of shares of Inmobiliaria Colonial, S.A., as discussed in “—Our Investments." Expenses on acquired first mortgage loans for the three months ended June 30, 2014 and 2013 include the interest expense and servicing costs on Luxury Destination Club Recourse Loan II prior to its repayment, where we obtained seller-provided financing. All contractual interest due for the term of the financing was pre-funded by the borrower.
Net income from acquired subordinated debt for the three months ended June 30, 2014 remained relatively consistent with the three months ended June 30, 2013. Net income for the three months ended June 30, 2014 includes a $0.7 million net gain recognized upon the full repayment of the Manhattan Landmark Buildings Loan by the borrower in June 2014. This increase is offset by lower interest from the Ashford Notes due to its full resolution in February 2014.
Net income from loan portfolios include income from loan portfolios acquired in structured transactions with the FDIC as well as from commercial banks. For the three months ended June 30, 2014, net income from loan portfolios increased $5 million, or 56%, compared to the three months ended June 30, 2013. The drivers of the overall increase are: additional income from five loan portfolios acquired since the second quarter of 2013, lower interest expense on FDIC purchase money notes resulting from principal payments, and favorable changes in expected accretable yields on some of our existing portfolios. These increases are partially offset by decreases due to ongoing loan repayments.
Net income from CMBS/bonds for the three months ended June 30, 2014 decreased $0.2 million, or 21%, compared to the three months ended June 30, 2013. The decrease primarily reflects the sale of a senior CMBS bond in December 2013.
Net income from originated senior and whole mortgage loans for the three months ended June 30, 2014 increased $7.7 million, or 85%, compared to the three months ended June 30, 2013. The increase primarily reflects $9.3 million of net income generated from five new loan originations and 18 additional loans originated within the Transitional CRE Lending Platform since the second quarter of 2013. The increases are partially offset by the reduction in income following an early payoff of the Florida Residential Development Loan with $22.3 million UPB in June 2013, a partial prepayment of Boca Raton Multifamily Land Loan in January 2014, and reclassification of the Lifestyle Athletic Club Mortgage Participation from originated whole mortgages to originated subordinated debt following the sale of an A-note in July 2013.
Net income from originated subordinated debt for the three months ended June 30, 2014 increased $1.2 million, or 11%, compared to the three months ended June 30, 2013. The increase primarily reflects income from new originations including National Hotel Portfolio Mezzanine Loan originated in May 2013, Mexico Luxury Resort Junior Mortgage Participation and New York Student Housing Loan originated in August 2013, Hawaii Luxury Resort Loan originated in February 2014, and Pennsylvania Retail B-Note originated in April 2014. The increase also reflects the reclassification of the Lifestyle Athletic Club Mortgage Participation following the sale of an A-note in July 2013, as noted above. The increases are partially offset by the reduction in income following the payoff or sale of four loans since May 2013 with an aggregate UPB of $172 million.
Loss from Single-Family Residential Rentals
Our investment in single-family residential rentals through CAH OP generated a loss of $3.6 million and $2.6 million during the three months ended June 30, 2014 and 2013, respectively, including approximately $4.1 million and $1.6 million, respectively, that represent our share of depreciation expense. The SFR rental business was started in March 2012 and the business has grown rapidly; therefore, prior year results do not provide meaningful comparisons to the current year results. As of June 30, 2014, CAH OP owned 17,269 units in ten states, including units operated in a joint venture with Fannie Mae, compared to 12,358 units as of June 30, 2013. The overall portfolio was 76% occupied as of June 30, 2014, up from 61% occupied as of December 31, 2013. The improvement in portfolio occupancy is the result of improved operational performance including higher renovation and leasing productivity. During the three months ended June 30, 2014, CAH OP averaged approximately 700 renovations and over 800 new leases signed per month while acquisitions averaged approximately 400 homes per month.
Net income from Other Real Estate Equity Investments
Net income from other real estate equity investments decreased by $2.6 million, or 51%, from the three months ended June 30, 2013 to the three months ended June 30, 2014. Net income from other real estate equity investments for the three months ended June 30, 2014 includes $3.8 million of income from the Multifamily Portfolio Preferred Equity, which we closed in March 2013 and in which we have made additional investments since then, and net income from the triple-net leased Midwest NNN Office Campus acquired in December 2013. These amounts are partially offset by net losses generated from our equity interests in the Hawaii Luxury Resort and UK Retail Borrower Recapitalization acquired in February and March 2014, respectively. Net income from other real estate equity investments for the three months ended June 30, 2013 reflects income from our investment in First Republic Bank, including a $2.8 million gain recognized from the sale of 161,085 shares of its common stock.
Net income from our European real estate investments for the three months ended June 30, 2014 and 2013 was $14.4 million and $0.4 million, respectively, reflecting the substantial increase in the number of our investments in Europe as discussed above. Net income from our European investments for the three months ended June 30, 2014 includes interest income from Spanish CRE Loan Portfolio I, UK Retail Borrower Recapitalization and French Tender Financing, as well as the gain recognized on Spanish REOC/Colonial Loan upon the repayment of a first mortgage loan and partial sale of shares of Inmobiliaria Colonial, S.A., among others.
Concentration
Certain investments individually generated greater than 10% of our total income for the periods presented. For the three months ended June 30, 2014 and 2013, Luxury Destination Club Recourse Loan I and II, which share the same corporate guarantor, generated 21% and 15% of total income, respectively, including income attributable to the 33% and 40% noncontrolling interests. National Hotel Portfolio Mezzanine Loan generated 14% of our total income for the three months ended June 30, 2014, including income attributable to the 47% noncontrolling interests.
Amounts Not Allocated to Investments
Certain non-investment-specific income and expense amounts not allocated to segments are summarized below.

	Three Months Ended June 30,
(in thousands)	2014	2013
Interest income from cash	$23	$103
Expenses:
Management fees	$9,937	$6,422
Unconsummated deal expenses	682	222
Transaction costs	250	—
Interest expense	6,561	3,479
Administrative expense	2,437	1,736
Income tax provision	1	242
Total expenses	$19,868	$12,101

•	Management Fees—Management fees include the following:

	Three Months Ended June 30,
(in thousands)	2014	2013
Base management fees	$7,563	$5,435
Share-based compensation	1,910	987
Incentive fees	464	—
	$9,937	$6,422
Base management fees have increased by approximately $2.1 million from the three months ended June 30, 2013 to the three months ended June 30, 2014 due to an increase in our fee base, as defined in our management agreement with the Manager. The increases in our fee base are largely attributable to net proceeds from our equity offerings. The increases resulted from one preferred stock offering, two common stock offerings, and our issuance of common stock under our at-the-market stock offering program ("ATM Program") since the second quarter of 2013, with combined net proceeds of approximately $662 million. Share-based compensation represents expense recognized on restricted shares awarded to our Manager, certain of our executive officers and certain employees of our Manager and its affiliates in 2012 and January 2014. Based upon the vesting schedule of shares awarded and the fair value as of each measurement date, share-based compensation could fluctuate significantly. Incentive fees are based upon our Core Earnings, further described at “—Non-GAAP Supplemental Financial Measure: Core Earnings,” and are payable to our Manager in shares of our common stock.

•
Interest Expense—For the three months ended June 30, 2014 and 2013, we incurred non-segment interest expense of $6.6 million and $3.5 million, respectively, primarily on our credit facility and convertible senior notes. Interest expense for 2014 was significantly higher as we issued additional convertible senior notes subsequent to the second quarter of 2013 in January 2014 and June 2014; and due to higher average outstanding borrowings to temporarily finance our investments during the period. We do not attribute borrowings on our credit facility or proceeds from issuance of convertible notes to specific investments.

•	Administrative Expenses—Administrative expenses are summarized below:

	Three Months Ended June 30,
(In thousands)	2014	2013
Reimbursements to Colony Capital:
Compensation pursuant to secondment agreement	$340	$301
Allocated overhead and direct administrative expenses	743	474
Total reimbursements to Colony Capital	1,083	775
Professional fees	860	447
Other	704	514
	$2,647	$1,736
Total administrative expenses increased by $0.9 million, or 52%, from the three months ended June 30, 2013 to the three months ended June 30, 2014 reflecting the added administrative burden associated with the growth of our business.

•
Income Tax Provision—Our taxable REIT subsidiaries (each a “TRS”), which directly or indirectly hold certain of our investments, are subject to corporate level federal, state, foreign and local income taxes. For the three months ended June 30, 2014 and 2013, we incurred income tax expense of $1,000 and $242,000, respectively. Our current primary sources of income subject to taxation at the TRSs are income from loan resolutions in some of our loan portfolios, income from our interests in asset management companies which manage some of our loan portfolios, and hotel operations from our Hotel Portfolio. Income tax provision for 2014 was lower than 2013 as a result of the tax benefit recognized from net losses from our Hotel Portfolio and Hawaii Luxury Resort which partially offset the income tax expenses on other taxable activities.

Comparison of Six Months Ended June 30, 2014 and 2013
Income from Our Investments
Income (loss) from our investments by type of investment is summarized below. We have recently re-categorized some of our investments, as described in Note 18 to our consolidated financial statements included in this Report. Certain amounts for the six months ended June 30, 2013 have been reclassified to conform to the current period presentation:

	Six Months Ended June 30, 2014
(In thousands)	Income (Loss)	Less: Expenses, Other (Income) Loss and Income Tax Provision	Less: Net Income (Loss) Attributable to Noncontrolling Interests	Net Income (Loss) Attributable to Colony Financial, Inc.
Amounts allocated to investment segments:
Real estate debt investments
Acquisitions:
Single loans—first mortgages	$24,817	$1,413	$6,396	$17,008
Single loans—subordinated debt (1)	2,943	2	644	2,297
Loan portfolios	38,397	8,498	2,857	27,042
CMBS/bonds	757	(107)	(3)	867
Total acquisitions	66,914	9,806	9,894	47,214
Originations:
Senior & whole mortgage loans	28,197	1,800	1,310	25,087
Subordinated debt (1)	32,776	229	9,060	23,487
Total originations	60,973	2,029	10,370	48,574
Total real estate debt investments	127,887	11,835	20,264	95,788
Single-family residential rentals	(6,835)	—	—	(6,835)
Other real estate equity investments (2)	16,657	6,426	1,209	9,022
Total investments	137,709	18,261	21,473	97,975
Amounts not allocated to investment segments	61	38,657	—	(38,596)
	$137,770	$56,918	$21,473	$59,379

	Six Months Ended June 30, 2013
(In thousands)	Income (Loss)	Less: Expenses, Other (Income) Loss and Income Tax Provision	Less: Net Income Attributable to Noncontrolling Interests	Net Income (Loss) Attributable to Colony Financial, Inc.
Amounts allocated to investment segments:
Real estate debt investments
Acquisitions:
Single loans—first mortgages	$13,204	$2,586	$3,049	$7,569
Single loans—subordinated debt (1)	3,123	1	403	2,719
Loan portfolios	18,652	669	—	17,983
CMBS/bonds	4,736	(122)	23	4,835
Total acquisitions	39,715	3,134	3,475	33,106
Originations:
Senior & whole mortgage loans	13,237	8	740	12,489
Subordinated debt (1)	19,941	304	3,258	16,379
Total originations	33,178	312	3,998	28,868
Total real estate debt investments	72,893	3,446	7,473	61,974
Single-family residential rentals	(3,731)	—	—	(3,731)
Other real estate equity investments (2)	8,493	25	225	8,243
Total investments	77,655	3,471	7,698	66,486
Amounts not allocated to investment segments	254	21,682	—	(21,428)
	$77,909	$25,153	$7,698	$45,058

(1)	Subordinated debt includes B-notes, mezzanine loans, and preferred equity earning a fixed return.

(2)
Other real estate equity investments include interests in real estate properties, equity interests obtained through foreclosures or deed-in-lieu of foreclosure on the collateral of target assets originally acquired or originated as debt instruments, and preferred equity earning a fixed return plus equity participation.

Net Income from Real Estate Debt Investments
Income from our debt investments for the six months ended June 30, 2014 increased approximately $33.8 million, or 55%, compared to the corresponding period in 2013. The substantial increase reflects our continuing investment activity throughout 2013 and 2014. Many of our investments owned as of June 30, 2014 were not owned for all or part of the six months ended June 30, 2013, and we added new investments in various categories, as summarized in our investments table in “—Our Investments.” Income from our debt investments for the six months ended June 30, 2014 includes $7 million net gain recognized on Luxury Destination Club Recourse Loan II upon the borrower's full repayment of the loan in April 2014 and $4.8 million net gain recognized on Spanish REOC/Colonial Loan upon the repayment of a first mortgage loan and partial sale of shares of Inmobiliaria Colonial, S.A., as discussed in “—Our Investments." These gains, along with a substantial increase in invested equity in debt investments—from $1.2 billion at June 30, 2013 to $2.1 billion at June 30, 2014—account for the period-over-period increase in net income from real estate debt investments.
Loss from Single-Family Residential Rentals
Our investment in single-family residential rentals through CAH OP generated a loss of $6.8 million and $3.7 million during the six months ended June 30, 2014 and 2013, respectively, of which approximately $8.0 million and $2.6 million, respectively, represent our share of depreciation expense. The SFR rental business was started in March 2012 and the business has grown rapidly; therefore, prior year results do not provide meaningful comparisons to the current year results. While renovation and leasing productivity continued to improve and outpace acquisitions, the portfolio has not yet reached stabilized occupancy and the business has not achieved optimal scale in its target markets. Therefore, current quarter results are not indicative of a stabilized portfolio and reflects operating and administrative expenses that are disproportionate to the revenues generated from properties.
Net income from Other Real Estate Equity Investments
Net income from our other real estate equity investments for the six months ended June 30, 2014 increased approximately $0.8 million, or 9%, compared to the corresponding period in 2013. The 2014 net income includes a $3.9 million gain recognized from the sale of our remaining shares of WLH Stock in January 2014, $7.6 million of income from the Multifamily Portfolio Preferred Equity, which we closed in March 2013 and in which we have made additional investments since then, and net income from the triple-net leased Midwest NNN Office Campus acquired in December 2013. These amounts are partially offset by net losses generated from our equity interests in the Hawaii Luxury Resort and UK Retail Borrower Recapitalization acquired in February and March 2014, respectively. Net income from other real estate equity investments for the six months ended June 30, 2013 reflects income from our investment in First Republic Bank, including a $7.1 million gain recognized from the sale of 442,437 shares of its common stock, and $1.1 million of income from the Multifamily Portfolio Preferred Equity, which we closed in March 2013.
Net income from our European real estate investments for the six months ended June 30, 2014 and 2013 was $17.2 million and $1.0 million, respectively, reflecting the substantial increase in the number of our investments in Europe as discussed above. Net income from our European investments for the six months ended June 30, 2014 includes interest income from the Spanish CRE Loan Portfolio I, UK Retail Borrower Recapitalization and French Tender Financing, as well as the gain recognized on Spanish REOC/Colonial Loan upon the repayment of a first mortgage loan and partial sale of shares of Inmobiliaria Colonial, S.A., among others.
Concentration
Certain investments individually generated greater than 10% of our total income for the periods presented. For the six months ended June 30, 2014 and 2013, Luxury Destination Club Recourse Loan I and II, which share the same corporate guarantor, generated 16% and 17% of total income, respectively, including income attributable to the 33% and 40% noncontrolling interests. National Hotel Portfolio Mezzanine Loan generated 15% of our total income for the six months ended June 30, 2014, including income attributable to the 47% noncontrolling interests.
Amounts Not Allocated to Investments
Certain non-investment-specific income and expense amounts not allocated to segments are summarized below.

	Six Months Ended June 30,
(in thousands)	2014	2013
Interest income from cash	$61	$254
Expenses and other gain:
Management fees	$20,650	$12,792
Unconsummated deal expenses	1,435	330
Transaction Costs	250	—
Interest expense	12,363	4,387
Administrative expense	4,786	3,579
Other gain, net	(1,073)	—
Income tax provision	246	594
Total expenses	$38,657	$21,682

•	Management Fees—Management fees include the following:

	Six Months Ended June 30,
(in thousands)	2014	2013
Base management fees	$14,205	$10,687
Share-based compensation	5,981	2,105
Incentive fees	464	—
	$20,650	$12,792
Base management fees have increased by approximately $3.5 million, or 33%, from the six months ended June 30, 2013 to six months ended June 30, 2014 due to an increase in our fee base, as defined in our management agreement with the Manager, and is largely dependent upon net proceeds from equity offerings. The increases resulted from one preferred stock offering, two common stock offerings, and our issuance of common stock under our at-the-market stock offering program ("ATM Program") since the second quarter of 2013, with combined net proceeds of approximately $662 million. Share-based compensation represents expense recognized on restricted shares awarded to our Manager, certain of our executive officers and certain employees of our Manager and its affiliates in 2012 and January 2014. Based upon the vesting schedule of shares awarded and the fair value as of each measurement date, share-based compensation could fluctuate significantly. Incentive fees are based upon our Core Earnings, further described at “—Non-GAAP Supplemental Financial Measure: Core Earnings,” and are payable to our Manager in shares of our common stock.

•
Interest Expense—For the six months ended June 30, 2014 and 2013, we incurred non-segment interest expense of $12.4 million and $4.4 million, respectively, primarily on our credit facility and convertible senior notes. Interest expense for the first half of 2014 was significantly higher as we issued additional convertible senior notes subsequent to the second quarter of 2013 in January and June 2014; and due to higher average outstanding borrowings to temporarily finance our investments during the period. We do not attribute borrowings on our credit facility or proceeds from issuance of convertible notes to specific investments.

•	Administrative Expenses—Administrative expenses are summarized below:

	Six Months Ended June 30,
(In thousands)	2014	2013
Reimbursements to Colony Capital:
Compensation pursuant to secondment agreement	$664	$609
Allocated overhead and direct administrative expenses	1,410	827
Total reimbursements to Colony Capital	2,074	1,436
Professional fees	1,744	1,220
Other	1,348	923
	$5,166	$3,579
Total administrative expenses for the six months ended June 30, 2014 increased $1.6 million, or 44%, compared to the first half of 2013. The increase reflects the added administrative burden associated with the growth of our business.

•
Income Tax Provision—Our TRSs, which directly or indirectly hold certain of our investments, are subject to corporate level federal, state, foreign and local income taxes. For the six months ended June 30, 2014 and 2013, we incurred income tax expense of $0.2 million and $0.6 million, respectively. Our current primary sources of income subject to taxation at the TRSs are income from loan resolutions in some of our loan portfolios, income from our interests in asset management companies which manage some of our loan portfolios, and hotel operations from our Hotel Portfolio. Income tax provision for 2014 was slightly lower than 2013 as a result of the tax benefit recognized from net operating losses from our Hotel Portfolio and Hawaii Luxury Resort which partially offset the income tax expenses on other taxable activities.

Information About Our Real Estate Debt Portfolio
The following tables summarize certain characteristics of the loans and beneficial interests in securities held by the Company and the joint ventures and our proportionate share:

	June 30, 2014
($ in thousands)	Total Portfolio		Company’s Proportionate Share
Collateral Type	Unpaid Principal Balance	Amortized Cost (1)	Unpaid Principal Balance	Amortized Cost (1)(2)	% of Amortized Cost	Weighted Average Coupon	Current Interest Yield on Cost	Weighted Average Maturity in Years
Originated performing loans
Retail	$457,095	$444,576	$441,988	$429,967	18.6%	9.0%	9.3%	4.7
Office	104,015	103,043	102,695	101,732	4.4%	5.6%	5.6%	2.6
Hospitality	583,208	580,265	327,605	325,894	14.1%	10.8%	10.8%	2.5
Multifamily	162,400	161,981	130,795	130,412	5.7%	5.4%	5.5%	1.8
Other commercial	279,410	275,662	239,759	236,322	10.2%	9.4%	9.5%	3.2
Residential	127,631	127,131	56,951	56,742	2.5%	13.0%	13.2%	3.4
Land	100,642	95,089	58,264	54,410	2.4%	13.3%	15.0%	2.5
Total originated performing loans	1,814,401	1,787,747	1,358,057	1,335,479	57.9%	9.2%	9.4%	3.3
Acquired loans and beneficial interests in bonds
Performing:
Retail	555,534	388,271	280,523	198,661	8.6%	3.5%	5.2%	2.8
Office	292,847	210,269	134,901	91,948	4.0%	2.6%	4.2%	3.6
Industrial	203,511	155,941	88,836	72,721	3.2%	4.3%	5.3%	3.8
Hospitality	107,639	85,872	36,765	32,628	1.4%	4.4%	4.9%	3.2
Multifamily	735,958	657,169	486,308	463,177	20.1%	5.8%	6.0%	14.6
Other commercial	220,407	146,924	29,534	20,296	0.9%	6.5%	8.9%	4.1
Residential	42,288	29,888	15,457	12,050	0.5%	4.1%	5.6%	17.3
Land	88,431	35,752	12,437	5,472	0.2%	5.5%	10.6%	1.5
Total acquired performing	2,246,615	1,710,086	1,084,761	896,953	38.9%	4.6%	5.7%	8.5
Non-performing:
Retail	178,912	99,230	23,625	11,448	0.5%
Office	73,984	39,372	13,032	7,982	0.3%
Industrial	101,413	48,833	25,258	13,658	0.6%
Hospitality	51,822	27,208	6,846	3,607	0.2%
Multifamily	82,186	31,223	21,466	9,295	0.4%
Other commercial	272,392	94,009	38,022	12,388	0.5%
Residential	95,624	32,518	15,249	6,279	0.3%
Land	460,952	92,625	45,378	9,479	0.4%
Total acquired non-performing	1,317,285	465,018	188,876	74,136	3.2%
Total acquired loans	3,563,900	2,175,104	1,273,637	971,089	42.1%
Total portfolio	$5,378,301	$3,962,851	$2,631,694	$2,306,568	100.0%

	December 31, 2013
($ in thousands)	Total Portfolio		Company’s Proportionate Share
Collateral Type	Unpaid Principal Balance	Amortized Cost (1)	Unpaid Principal Balance	Amortized Cost (1)(2)	% of Amortized Cost	Weighted Average Coupon	Current Interest Yield on Cost	Weighted Average Maturity in Years
Originated performing loans
Retail	$43,850	$43,400	$43,850	$43,400	3.2%	6.5%	6.6%	2.3
Office	21,725	21,548	21,725	21,548	1.6%	6.9%	7.0%	2.4
Hospitality	493,242	490,168	253,057	251,350	18.4%	11.2%	11.3%	2.8
Multifamily	123,700	123,555	93,495	93,382	6.8%	5.4%	5.4%	2.0
Other commercial	103,823	103,112	102,521	101,810	7.4%	9.1%	9.2%	3.8
Residential	100,260	99,577	46,618	46,320	3.4%	13.5%	13.7%	3.6
Land	96,257	92,341	47,919	45,961	3.4%	12.5%	13.3%	2.7
Total originated performing loans	982,857	973,701	609,185	603,771	44.2%	9.8%	9.9%	2.9
Acquired loans and beneficial interests in bonds
Performing:
Retail	576,529	389,345	264,464	175,766	12.9%	3.2%	5.0%	3.3
Office	325,986	228,305	138,550	91,176	6.7%	2.6%	4.1%	4.0
Industrial	204,280	151,883	43,372	31,716	2.3%	6.3%	8.7%	7.8
Hospitality	285,531	237,885	127,282	109,083	8.0%	8.4%	10.7%	0.9
Multifamily	522,513	428,340	233,778	205,660	15.0%	5.0%	5.7%	9.0
Other commercial	283,426	191,045	45,440	33,739	2.5%	9.4%	12.2%	3.7
Residential	56,039	36,748	17,058	12,649	0.9%	4.2%	5.9%	17.2
Land	107,830	44,628	14,538	6,382	0.5%	5.7%	10.7%	1.4
Total acquired performing	2,362,134	1,708,179	884,482	666,171	48.8%	4.9%	6.6%	5.1
Non-performing:
Retail	238,841	90,366	41,453	17,970	1.3%
Office	108,128	53,801	20,811	11,133	0.8%
Industrial	137,125	61,481	29,003	15,141	1.1%
Hospitality	58,781	29,101	7,801	3,821	0.3%
Multifamily	123,576	52,832	29,890	13,066	1.0%
Other commercial	334,197	119,562	44,702	15,507	1.1%
Residential	131,315	40,316	19,315	7,453	0.5%
Land	619,410	125,227	59,971	12,078	0.9%
Total acquired non-performing	1,751,373	572,686	252,946	96,169	7.0%
Total acquired loans	4,113,507	2,280,865	1,137,428	762,340	55.8%
Total portfolio	$5,096,364	$3,254,566	$1,746,613	$1,366,111	100.0%

(1)	The following table summarizes the amortized cost of the total portfolio and the Company's proportionate share included in the table above:

(Amounts in thousands)	June 30, 2014		December 31, 2013
	Total Portfolio	Company’s Proportionate Share	Total Portfolio	Company’s Proportionate Share
Loans receivable, net, on the Company's consolidated balance sheet	$2,055,938	$1,722,255	$1,028,654	$730,204
Beneficial interests in debt securities included in other assets on the Company's consolidated balance sheet	28,000	27,860	30,834	30,680
Loans receivable, net, held by unconsolidated joint ventures	1,845,863	532,395	2,171,943	593,660
ADC loans (a)	33,050	24,058	23,135	11,567
	$3,962,851	$2,306,568	$3,254,566	$1,366,111

(a)	Certain acquisition, development and construction loans are accounted for under the equity method depending upon their characteristics.

(2)	Our proportionate share of amortized cost is calculated as our share of the loans and debt securities based upon our ownership interest in each respective investment entity.

As of June 30, 2014, our and our joint ventures’ performing loan portfolio comprised fixed rate loans bearing interest rates ranging from 2.0% to 15.0% (weighted average of 8.2%) with an aggregate UPB of $2.0 billion and variable rate loans bearing interest rates ranging from 1.2% to 12.5% (weighted average of 6.1%) with an aggregate UPB of $2.1 billion. Maturity dates of performing loans range from July 2014 to February 2049. Scheduled maturities based on UPB of performing loans as of June 30, 2014 are as follows:

(In thousands)
One year or less	$617,790
Greater than one year and less than five years	2,501,323
Greater than or equal to five years	941,903
Total	$4,061,016

Liquidity and Capital Resources
Our current primary uses of liquidity are to fund:

•	acquisitions of our target assets and related ongoing commitments;

•	our operations, including overhead costs and the management fee to our Manager;

•	distributions to our stockholders; and

•	principal and interest payments on our borrowings, including interest obligation on our convertible debt.
Our current primary sources of liquidity are:

•	cash on hand;

•	our credit facility;

•	cash flow generated from our investments, both from operations and return of capital;

•	proceeds from full or partial realization of investments;

•	investment-level financing; and

•	proceeds from public or private equity and debt offerings.

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
Contractual Obligations and Commitments
We have contractual obligations to make future payments on our convertible debt and secured revolving credit facility, including unused commitment fees, and secured financing related to our Midwest NNN Office Campus, Freddie Mac Portfolio, our U.S. Loan Portfolio 2014-1 acquired in March 2014, and the issuance of the secured 2014-FL1 Notes in April 2014. See “—Convertible Notes" for additional details on our convertible debt obligations including the 3.875% Convertible Notes that were issued in January 2014 and the additional issuance of Convertible Notes in June 2014. There have been no other material changes in our contractual obligations as described in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2013.
Pursuant to the operating agreements of certain unconsolidated joint ventures, the joint venture partners may be required to fund additional amounts for future investments, unfunded lending commitments, ordinary operating costs, guaranties or commitments of the joint ventures. As of June 30, 2014, our share of those commitments was $16.5 million.
We may be required to fund additional amounts to borrowers pursuant to certain loan agreements. As of June 30, 2014, we had combined unfunded lending commitments of $56.4 million, net of the portion pertaining to noncontrolling interests.
In connection with our equity commitment to a consortium (which currently owns the Albertsons national grocery chain enterprise) to acquire the outstanding shares of Safeway Inc., we provided a guaranty to Safeway Inc. for our pro rata share of the $400 million termination fee, or approximately $17.6 million, which becomes payable under certain circumstances, including failure to complete the merger within 15 months, and a court-issued injunction to block the merger pursuant to antitrust laws. We have determined that a payment pursuant to the guaranty is remote, and have not accrued a liability related to the guaranty. In June 2014, through our controlled subsidiary for this transaction, we assigned $50 million of the $100 million equity commitment in the investment and a ratable share of any liability arising from the guaranty to a passive third-party co-investment participant. The merger is expected to close in the fourth quarter of 2014. There can be no assurance that the acquisition transaction or the co-investment will be completed on these terms, or at all.
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
Common Stock—Our board of directors declared the following dividends in 2014:

Quarter Ended	Dividends Declared per Share	Date Paid
March 31, 2014	$0.35	April 15, 2014
June 30, 2014	$0.36	July 15, 2014
Preferred Stock—We are required to make quarterly cash distributions on the 10,080,000 outstanding shares of our 8.5% Series A Preferred Stock and the 3,450,000 outstanding shares of our 7.5% Series B Preferred Stock. The quarterly dividend is $5.4 million, or $0.53125 per share, on the Series A Preferred Stock and $1.6 million, or $0.46875 per share, on the Series B Preferred Stock. Dividends are payable on or about the 15th of each January, April, July and October.
Cash and Cash Flows
As of August 6, 2014, we had approximately $355 million of cash on hand.
The following table summarizes our cash flow activity for the periods presented:

	Six Months Ended June 30,
(In thousands)	2014	2013
Net cash provided by operating activities	$69,346	$58,787
Net cash used in investing activities	(955,076)	(826,796)
Net cash provided by financing activities	880,273	617,910
Operating Activities
For the six months ended June 30, 2014, cash flows from operating activities increased $10.6 million, or 18%, compared to the six months ended June 30, 2013. The increase reflects a substantial increase in the number of investments in our portfolio. Cash flows from operating activities are primarily distributions of earnings from unconsolidated joint ventures and interest received from our investments in loans, partially offset by payment of operating expenses.
Investing Activities
Net cash used in investing activities for both periods presented reflect our investing activity. Cash outlays for our contributions to unconsolidated joint ventures and for investments in loans during the periods are partially offset by distributions of capital from unconsolidated joint ventures resulting from principal repayments, loan resolutions and financing activities. Cash provided by investing activities also includes principal repayments of loans held for investment. We invested approximately $1.2 billion and $673.8 million, primarily in new investments, during the six months ended June 30, 2014 and 2013, respectively.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2014 reflects net proceeds of $83.5 million from our preferred stock offering, $336 million from our common stock offerings, $394.6 million from issuance of convertible senior notes, additional net borrowing amounts including $70.5 million on our credit facility and $38.6 million on secured financing, and contributions from noncontrolling interests of $81.8 million. These amounts were offset by $69.8 million payment of dividends and $46.9 million distributions to noncontrolling interests. Net cash provided by financing activities for the six months ended June 30, 2013 reflects net proceeds of approximately $232.3 million from our common stock offering in January 2013, $23.9 million from at-the-market common stock offering and $194 million from issuance of convertible senior notes, $89 million net borrowings on our credit facility and contributions from noncontrolling interests of $164.8 million primarily related to National Hotel Portfolio Mezzanine Loan. These amounts were offset by $54.4 million payment of dividends, $24.1 million of repayments on secured financing, and $6.1 million distributions to noncontrolling interests.
Cash from Investments
Our investments generate cash, either from operations or as a return of our invested capital. We receive monthly or quarterly distributions from some of our unconsolidated joint ventures from earnings, principal receipts or capital transactions such as financing transactions or full or partial loan sales. We also receive interest and principal on our loans held for investment and rental income from tenants. As loans reach their maturity we may receive all or a portion of the outstanding principal balance. Certain loans held for investment require minimum principal payments, including partial paydowns of principal in the event of a sale of the underlying collateral. We may also, from time to time, fully or partially realize our investments through sale and expect to continue to resolve loans in our loan pools to generate cash, particularly those in acquired credit-distressed portfolios. We may also pursue opportunities to sell whole or partial positions in our originated loan investments or obtain financing (see “—Investment-Level Financing” and "—Leverage Policies") to generate cash and improve the return on our investments. Cash from investments may fluctuate significantly depending upon our loan resolution activity, financing opportunities and unanticipated prepayments by borrowers, among other factors. Historical results are not indicative of future results.
For the six months ended June 30, 2014, our investments generated $341 million of cash from various sources as follows:

•
Acquired loans—We received approximately $180.9 million from our acquired single loans and loan portfolios from various sources, such as interest and fees, loan sales and principal receipts including payoffs, and after debt service, and distributed $35.9 million of this amount to noncontrolling interests. Approximately $145.7 million of cash received, net of debt service, was capital in nature. The major contributors to capital returned were $76.3 million from the payoff of Luxury Destination Club Recourse Loan II, net of debt service, $24.4 million from the full repayment of Ashford Notes, $14.4 million from the payoff of Manhattan Landmark Buildings Loan, $12.2 million from the payoff of three loans in the Freddie Mac Portfolio, and $6.4 million from Spanish REOC/Colonial Loan upon the repayment of a first mortgage loan and partial sale of shares of Colonial.

•
Originated loans—We received approximately $190.7 million from our originated loans from various sources and distributed $10 million to noncontrolling interests. Approximately $17.7 million of net cash received was capital in nature including $9 million from the partial principal repayment of Boca Raton Multifamily Land Loan. Approximately $122.3 million of cash inflow relates to net proceeds from the securitization that was completed in April 2014 within our Transitional CRE Lending Platform. The remainder of the cash generated from originated loans consists of current interest and required principal payments received.

•	Single-family residential rentals—We received approximately $1.9 million from our investments in the single-family residential rentals, which was entirely a return of capital.

•
Other real estate equity investments—We received approximately $14.0 million from our other real estate equity investments and distributed $1 million of this amount to noncontrolling interests. Approximately $6.2 million was from the sale of our remaining shares of WLH Stock, $6.7 million from the Multifamily Portfolio Preferred Equity investment and $2 million in net rent payments after debt service from Midwest NNN Office Campus.

Credit Facility
On August 6, 2013, we entered into a new credit agreement (the “JPM Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent, and certain lenders, which provides a credit facility in the initial maximum principal amount of $360 million which may be increased to $600 million, subject to certain conditions, including each lender or substitute lender agreeing to provide commitments for such increased amount. Subsequently, the maximum principal amount was increased by

$60 million to $420 million as two of the lenders increased their share of commitments. The initial maturity of the JPM Credit Agreement is August 5, 2016, and any amounts outstanding upon maturity will convert automatically to a fully amortizing 2-year term loan payable in quarterly installments. In the event of such conversions, the term loan will continue to bear interest at the same rate as the revolving loans from which it was converted.
The maximum amount available to borrow under the JPM Credit Agreement at any time is limited by a borrowing base of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of net book value or a multiple of Core Earnings (as further described under “—Non-GAAP Supplemental Financial Measure: Core Earnings"). As of August 6, 2014, the borrowing base valuation was sufficient to permit borrowings of up to the entire $420 million commitment, none of which had been drawn.
The JPM Credit Agreement contains covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. At June 30, 2014, we were in compliance with all debt covenants. The following table summarizes the key financial covenants and our actual results as of and for the six months ended June 30, 2014:

		Actual Level
($ in thousands)	Covenant Level	6/30/2014
Financial covenant as defined in the Credit Agreement:
Consolidated Tangible Net Worth	Minimum $1,621,348	$2,053,696
Consolidated Fixed Charge Coverage Ratio	Minimum 2.25 to 1.0	3.68 to 1.0
Consolidated Leverage Ratio	Maximum 0.5 to 1.0	0.35 to 1.0
Liquidity	Minimum $5,000	$249,414

Repurchase Facility
In February 2014, we entered into the Repurchase Facility which provides up to $150 million of financing for eligible assets within the Transitional CRE Lending Platform. The Repurchase Facility has an initial term of two years, plus a one-year extension option. Advances under the Repurchase Facility bear interest ranging from LIBOR plus a spread of 2.25% to 2.5%, with a maximum loan-to-value ratio on advances of 40% to 60% depending on the type of borrowing. In July 2014, we made the first draw on the Repurchase Facility to finance seven non-securitized variable rate loans originated within the Transitional CRE Lending Platform. The Repurchase Facility provided $79.5 million of financing on loans with an aggregate unpaid principal balance of $139.3 million. The financing bears interest at 1-month LIBOR plus 2.5%. As of August 6, 2014, $70.5 million was available to be drawn on the Repurchase Facility.
Investment-Level Financing
We have various forms of investment-level financing from commercial banks on several of our investments, including several loan portfolios, Midwest NNN Office Campus, the Hotel Portfolio, Hawaii Luxury Resort and CAH OP. The Hotel Portfolio we acquired through foreclosure is subject to an existing mortgage loan.
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
On April 10, 2014, CAH completed a securitization transaction backed by income generated from approximately 3,400 single-family rental homes in its portfolio. CAH sold $514 million in bonds with a blended rate, including servicing fees, of LIBOR plus 1.78% with a 0.25% LIBOR floor. On June 30, 2014, CAH completed a second securitization transaction backed by income generated from approximately 3,700 single-family rental homes in its portfolio. CAH sold $558.5 million in bonds with a blended rate, including servicing fees, of LIBOR plus 1.74%.
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
In January 2014, we issued $230 million of our 3.875% Convertible Senior Notes due on January 15, 2021 (the "3.875% Convertible Notes"). The net offering proceeds, after deducting underwriting discounts and offering costs payable by us, were approximately $223.9 million. In June 2014, we issued an additional $172.5 million of the 3.875% Convertible Senior Notes due on January 15, 2021. The net offering proceeds, after deducting underwriting discounts and offering costs payable by us, were approximately $170.1 million. These 3.875% Convertible Notes bear interest at a rate equal to 3.875% per annum payable semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2014. The holders of the 3.875% Convertible Notes may convert their convertible notes into shares of our common stock, at their option, at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, subject to certain limitations as described in the indenture, at the applicable conversion rate in effect on the conversion date. The conversion rate is initially set to equal 40.2941 shares of common stock per $1,000 principal amount of convertible notes (equivalent to a conversion price of approximately $24.82 per share of common stock), subject to adjustment upon the occurrence of certain events. We may redeem the 3.875% Convertible Notes at our option at any time on or after January 22, 2019 if the last reported sale price of our common stock has been at least 130% of the conversion price of the convertible notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption, at a redemption price equal to 100% of the principal amount of the convertible notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. We used a portion of the net proceeds to repay amounts then outstanding under our secured revolving credit facility and the remainder to acquire our target assets and for general corporate purposes.
Equity Offerings
The following table summarizes our common stock offerings for the six months ended June 30, 2014:

	Number of Shares	Average Price per Share	Net Proceeds (in thousands) (1)
March 2014	14,950,000	$21.90	$327,115
At-the-market sales in 2014	405,899	21.07	8,465

(1)	Net of underwriting discounts and commissions and offering costs payable by us
In July 2014, we completed the sale of 17,250,000 shares of our common stock, including a full exercise of the overallotment option, to underwriters at a price per share of $22.14. The net offering proceeds, after deducting underwriting discounts and commissions and offering costs payable by us, were approximately $382 million.
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
Portions of adjustments to GAAP net income to reconcile to Core Earnings represent our proportionate share of such items incurred by our unconsolidated joint ventures. A reconciliation of our GAAP net income attributable to common stockholders to Core Earnings is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
GAAP net income attributable to common stockholders	$32,078	$20,296	$48,453	$34,348
Adjustments to GAAP net income attributable to common stockholders to reconcile to Core Earnings:
Noncash equity compensation expense	2,011	1,059	6,171	2,246
Incentive fee	464	—	464	—
Depreciation expense	7,959	2,519	14,568	4,354
Net unrealized loss (gain) on derivatives	(433)	(297)	(431)	(324)
Core Earnings	$42,079	$23,577	$69,225	$40,624

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
The interest rate sensitivity table below illustrates the projected impact of changes in interest rates in 1% increments on our net income for twelve months, assuming no changes in our interest-bearing assets and liabilities mix as it stood at June 30, 2014. Our floating rate loans and borrowings are predominantly indexed to 1-Month LIBOR. The maximum decrease in the interest rates is assumed to be 0.15%, the actual 1-Month LIBOR at June 30, 2014.

(Amounts in thousands)
Affected Line Item in the Consolidated Statement of Operations	+2.00%	+1.00%	-0.15%
Equity in income of unconsolidated joint ventures	$(8,320)	$(4,160)	$421
Interest income	18,068	9,034	(1,130)
Interest expense	(10,391)	(5,196)	792
Net (loss) income	(643)	(322)	83
Net income attributable to noncontrolling interests	2,619	1,309	(193)
Net (loss) income attributable to Colony Financial, Inc.	$(3,262)	$(1,631)	$276
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
Currency Risk
We have foreign currency rate exposures related to our Euro- and British Pound-denominated investments. Changes in currency rates can adversely affect the fair values and earnings of our non-U.S. holdings. As of June 30, 2014, we had approximately €327.7 million and £142.7 million, or $692.4 million, in European investments. A 1% change in the exchange rate would result in a $6.9 million increase or decrease in translation gain or loss on our investments in unconsolidated joint ventures and loan investments. We mitigate this risk by utilizing currency instruments to hedge the capital portion of our foreign currency risk. The types of hedging instrument that we employed on our European investments were forwards and costless collars (buying a protective put while writing an out-of-the-money covered call with a strike price at which the premium received is equal to the premium of the protective put purchased) which involved no initial capital outlay. The puts were structured with strike prices approximately 10% lower than our cost basis in such investments, thereby limiting any Euro or British Pound related foreign exchange fluctuations to approximately 10% of the original capital invested in the deal. At June 30, 2014, net tax-effected accumulated foreign exchange gain on the European investments was approximately $0.2 million, net of effect of hedging.
At June 30, 2014, the total notional amounts of the Euro and British Pound collars were approximately €118 million and £32 million, respectively, with termination dates ranging from July 2014 to June 2019, and the total notional amounts of the Euro and British Pound forward exchange contracts were €101 million and £91 million, respectively, with termination dates of September 2014 and August 2014, respectively. The maturity dates of such instruments approximate the projected dates of related cash flows for specific investments. Termination or maturity of currency hedging instruments may result in an obligation for payment to or from the counterparty to the hedging agreement. We are exposed to credit loss in the event of non-performance by counterparties for these contracts. To manage this risk, we select major international banks and financial institutions as counterparties and perform a quarterly review of the financial health and stability of our trading counterparties. Based on our review as of June 30, 2014, we do not expect any counterparty to default on its obligations.
The following table summarizes our foreign currency risk exposure related to our European investments that are denominated in Euro and British Pound, along with the aggregate notion amount of the net investment hedges in place as of June 30, 2014:

(Amounts in thousands)
Carrying Value of European Investments	Local Currency	Type of Foreign Exchange Contracts	Notional Amount of Net Investment Hedges	Expiration Date
€327,728	EUR	Forwards and collars	€219,320	7/2014 - 12/2017
£142,659	GBP	Forwards and collars	£123,100	8/2014 - 6//2019

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
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2014.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
3.1
Articles Supplementary designating Colony Financial, Inc.’s 7.50% Series B Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share (incorporated by reference to Exhibit 3.3 to the Company’s Form 8-A filed on June 19, 2014)

4.1
Form of stock certificate evidencing the 7.50% Series B Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-A filed on June 19, 2014)

10.1†	Colony Financial, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form S-8 filed on August 5, 2014)
10.2†	Form of Restricted Stock Award Agreement under the Colony Financial, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Form S-8 filed on August 5, 2014)
31.1*	Certification of Richard B. Saltzman, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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
Financial statements from the Quarterly Report on Form 10-Q of Colony Financial, Inc. for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Equity, (5) Consolidated Statements of Cash Flows and (6) Notes to Consolidated Financial Statements

*	Filed herewith
†	Denotes a management contract or compensatory, plan contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 8, 2014

COLONY FINANCIAL, INC.

By:	/S/ RICHARD B. SALTZMAN
Richard B. Saltzman
Chief Executive Officer and President

By:	/s/ DARREN J. TANGEN
Darren J. Tangen
Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)