Form 10-Q
period 2014-09-30
Colony Financial, Inc.
filed 2014-11-07
CIK 1467076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 5, 2014, 109,633,841 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding.

COLONY FINANCIAL, INC.

PART I—FINANCIAL INFORMATION
ITEM 1.    Financial Statements.
COLONY FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash	$297,783	$43,167
Investments in unconsolidated joint ventures	1,553,138	1,369,529
Loans held for investment, net ($189,605 and $0 related to consolidated VIE, respectively)	1,833,801	1,028,654
Real estate assets, net	133,945	112,468
Other assets ($18,051 and $0 related to consolidated VIE, respectively)	134,983	74,734
Total assets	$3,953,650	$2,628,552
LIABILITIES AND EQUITY
Liabilities:
Line of credit	$—	$138,500
Secured financing ($126,193 and $0 related to consolidated VIE, respectively)	487,258	277,607
Accrued and other liabilities ($14,181 and $0 related to consolidated VIE, respectively)	82,536	18,105
Due to affiliates	10,153	7,986
Dividends payable	46,908	32,127
Convertible senior notes	604,572	200,000
Total liabilities	1,231,427	674,325
Commitments and contingencies (Note 17)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 50,000 shares authorized:
8.5% Series A, Cumulative Redeemable Perpetual, $252,000 liquidation preference, 10,080 shares issued and outstanding	101	101
7.5% Series B, Cumulative Redeemable Perpetual, $86,250 liquidation preference, 3,450 and 0 shares issued and outstanding, respectively	34	—
Common stock, $0.01 par value, 450,000 shares authorized, 109,634 and 76,492 shares issued and outstanding, respectively	1,096	765
Additional paid-in capital	2,510,034	1,701,274
Distributions in excess of earnings	(45,282)	(20,423)
Accumulated other comprehensive (loss) income	(14,818)	2,593
Total stockholders’ equity	2,451,165	1,684,310
Noncontrolling interests	271,058	269,917
Total equity	2,722,223	1,954,227
Total liabilities and equity	$3,953,650	$2,628,552
The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income
Equity in income of unconsolidated joint ventures	$9,263	$25,052	$53,016	$69,846
Interest income	62,849	22,122	149,914	54,549
Rental income and tenant reimbursements	4,323	—	10,819	—
Other income (including $258, $296, $714 and $984 from affiliates, respectively)	847	296	1,303	984
Total income	77,282	47,470	215,052	125,379
Expenses
Management fees (including $1,810, $986, $7,791 and $3,091 of share-based compensation, respectively)	10,717	6,520	31,367	19,312
Investment and servicing expenses (including $765, $577, $2,114 and $1,305 reimbursable to affiliates, respectively)	1,500	720	4,129	1,870
Transaction costs	1,859	—	7,442	—
Interest expense	12,431	5,327	32,080	12,498
Property operating expenses	1,052	—	2,743	—
Depreciation and amortization	1,592	—	4,097	—
Administrative expenses (including $1,215, $750, $3,289 and $2,186 reimbursable to affiliates, respectively)	2,685	1,814	7,851	5,393
Total expenses	31,836	14,381	89,709	39,073
Realized gain on sales of loans receivable, net	—	1,018	—	1,018
Other gain (loss), net	37	(158)	1,238	(25)
Income before income taxes	45,483	33,949	126,581	87,299
Income tax (benefit) provision	(2,464)	(14)	(2,218)	580
Net income	47,947	33,963	128,799	86,719
Net income attributable to noncontrolling interests	8,993	7,514	30,466	15,212
Net income attributable to Colony Financial, Inc.	38,954	26,449	98,333	71,507
Preferred dividends	6,972	5,355	17,898	16,065
Net income attributable to common stockholders	$31,982	$21,094	$80,435	$55,442
Net income per common share:
Basic	$0.30	$0.32	$0.86	$0.86
Diluted	$0.30	$0.32	$0.85	$0.86
Weighted average number of common shares outstanding:
Basic	104,810	65,707	92,566	64,053
Diluted	121,029	74,184	103,563	64,053
Dividends declared per common share	$0.36	$0.35	$1.07	$1.05
The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$47,947	$33,963	$128,799	$86,719
Other comprehensive income (loss), net of tax:
Equity in other comprehensive income (loss) of unconsolidated joint ventures, net	693	(4,237)	(2,928)	(1,403)
Unrealized gain (loss) on beneficial interests in debt securities	—	99	(327)	(435)
Net change in fair value of cash flow hedge	(1)	—	(9)	—
Foreign currency translation adjustments:
Foreign currency translation adjustment (loss) gain	(41,418)	1,471	(34,869)	1,002
Change in fair value of net investment hedges	22,576	(687)	18,014	(507)
Net foreign currency translation adjustments	(18,842)	784	(16,855)	495
Other comprehensive loss	(18,150)	(3,354)	(20,119)	(1,343)
Comprehensive income	29,797	30,609	108,680	85,376
Comprehensive income attributable to noncontrolling interests	5,868	7,516	27,758	15,249
Comprehensive income attributable to stockholders	$23,929	$23,093	$80,922	$70,127
The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share data)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained (Distributions in Excess of) Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2012	10,080	$101	53,092	$531	$1,222,682	$(5,167)	$5,184	$1,223,331	$59,699	$1,283,030
Net income	—	—	—	—	—	71,507	—	71,507	15,212	86,719
Other comprehensive (loss) income	—	—	—	—	—	—	(1,380)	(1,380)	37	(1,343)
Common stock offerings	—	—	13,290	133	271,101	—	—	271,234	—	271,234
Underwriter discount and offering costs	—	—	—	—	(687)	—	—	(687)	—	(687)
Share-based payments	—	—	3	—	3,304	—	—	3,304	—	3,304
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	173,282	173,282
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(32,030)	(32,030)
Preferred stock dividends	—	—	—	—	—	(16,065)	—	(16,065)	—	(16,065)
Common stock dividends declared ($1.05 per share)	—	—	—	—	—	(68,829)	—	(68,829)	—	(68,829)
Balance at September 30, 2013	10,080	$101	66,385	$664	$1,496,400	$(18,554)	$3,804	$1,482,415	$216,200	$1,698,615

Balance at December 31, 2013	10,080	$101	76,492	$765	$1,701,274	$(20,423)	$2,593	$1,684,310	$269,917	$1,954,227
Net income	—	—	—	—	—	98,333	—	98,333	30,466	128,799
Other comprehensive loss	—	—	—	—	—	—	(17,411)	(17,411)	(2,708)	(20,119)
Issuance of 7.5% Series B Cumulative Redeemable Perpetual Preferred Stock	3,450	34	—	—	86,216	—	—	86,250	—	86,250
Common stock offering	—	—	32,606	326	717,544	—	—	717,870	—	717,870
Underwriter discount and offering costs	—	—	—	—	(3,551)	—	—	(3,551)	—	(3,551)
Issuance of common stock for incentive fees	—	—	21	—	464	—	—	464	—	464
Share-based payments	—	—	515	5	8,087	—	—	8,092	—	8,092
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	81,907	81,907
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(108,524)	(108,524)
Preferred stock dividends	—	—	—	—	—	(18,149)	—	(18,149)	—	(18,149)
Common stock dividends declared ($1.07 per share)	—	—	—	—	—	(105,043)	—	(105,043)	—	(105,043)
Balance at September 30, 2014	13,530	$135	109,634	$1,096	$2,510,034	$(45,282)	$(14,818)	$2,451,165	$271,058	$2,722,223
The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash Flows from Operating Activities
Net income	$128,799	$86,719
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discount and net origination fees on purchased and originated loans	(64,282)	(8,015)
Paid-in-kind interest added to loan principal	(1,539)	(218)
Amortization of deferred financing costs	4,152	2,417
Equity in income of unconsolidated joint ventures	(53,016)	(69,846)
Distributions of income from unconsolidated joint ventures	60,842	71,142
Depreciation and amortization	4,097	—
Share-based payments	8,556	3,304
Realized gain on sales of loans receivable	—	(1,018)
Changes in operating assets and liabilities:
Increase in other assets	(6,918)	(3,932)
Increase in accrued and other liabilities	16,776	8,397
Increase in due to affiliates	2,167	2,055
Other adjustments, net	(33)	549
Net cash provided by operating activities	99,601	91,554
Cash Flows from Investing Activities
Contributions to unconsolidated joint ventures	(325,617)	(612,732)
Distributions from unconsolidated joint ventures	118,251	153,458
Investments in purchased loans receivable, net of seller financing	(412,260)	—
Repayments of principal on loans receivable	621,014	100,790
Net disbursements on originated loans	(886,646)	(493,804)
Proceeds from sales of loans receivable	—	71,298
Acquisition of real estate assets, net	(31,319)	—
Proceeds from repayment of beneficial interests in debt securities	28,000	—
Investment deposits	—	(12,926)
Other investing activities, net	3,895	170
Net cash used in investing activities	(884,682)	(793,746)
Cash Flows from Financing Activities
Proceeds from issuance of preferred stock, net	83,533	—
Proceeds from issuance of common stock, net	717,870	270,845
Dividends paid to preferred stockholders	(16,064)	(16,065)
Dividends paid to common stockholders	(92,347)	(66,681)
Line of credit borrowings	861,800	313,500
Line of credit repayments	(1,000,300)	(239,500)
Proceeds from secured financing	217,313	—
Secured financing repayments	(89,990)	(29,700)
Net proceeds from issuance of convertible senior notes	394,592	194,000
Payment of deferred financing costs	(7,505)	—
Payment of offering costs	(834)	—
Contributions from noncontrolling interests	81,907	173,282
Distributions to noncontrolling interests	(108,524)	(13,530)
Other financing activities, net	(843)	(5,574)
Net cash provided by financing activities	1,040,608	580,577
Effect of exchange rates on cash	(911)	—
Net increase (decrease) in cash	254,616	(121,615)
Cash, beginning of period	43,167	170,199
Cash, end of period	$297,783	$48,584

COLONY FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$22,056	$5,452
Cash paid for income taxes	$1,528	$1,763
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends payable	$46,908	$28,590
Seller-provided secured financing on purchased loans	$82,328	$—
Deferred financing costs deducted from convertible debt issuance proceeds	$10,063	$6,000
Interest reserve for seller financing returned to borrower upon resolution of underlying collateral	$1,405	$—
Noncash distribution of loan receivable to a noncontrolling interest	$—	$18,500
The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
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

Reclassification
Certain amounts in the consolidated statements of operations and consolidated statements of cash flows for the previously reported six months ended June 30, 2014 and the nine months ended September 30, 2013 have been reclassified to conform to the current period presentation. Prepayment fees and accelerated amortization of origination fees or purchase discounts resulting from early repayments of loans receivable have been included in interest income as these amounts represent additional yields on the Company’s investments in loans. Previously, such amounts had been presented in realized gain or loss on resolutions of loans receivable as such activities had been infrequent. Due to the nature of the Company’s business and its lending activities, sometimes involving distressed borrowers, the Company has determined that such amounts represent an inherent component of interest income. The reclassifications did not affect the Company's financial position, results of operations or its cash flows.
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

3. Consolidated Variable Interest Entity
On April 10, 2014, Colony Mortgage Sub A REIT, Inc. (“SubREIT”), a wholly-owned subsidiary of the Company, transferred eleven variable rate commercial mortgage loans originated within the Company’s Transitional CRE (Commercial Real Estate) Lending Platform into a newly formed indirect wholly-owned Cayman subsidiary of SubREIT, Colony Mortgage Capital Series 2014-FL1, Ltd. (“2014-FL1” or the “Issuer” and a securitization VIE). The Issuer issued several classes of secured notes and income notes (the "2014-FL1 Notes"). All of the assets of the Issuer serve as collateral for the secured 2014-FL1 Notes. In connection with the securitization, the Issuer offered and sold the following four most senior classes of the 2014-FL1 Notes: Class A, Class B, Class C and Class D Notes (collectively, the "Offered Notes") to third parties. A wholly-owned subsidiary of the SubREIT retained the subordinated classes of rated and unrated 2014-FL1 Notes as directing holder. The securitization transaction did not qualify as a sale and is accounted for as a secured financing. See Note 9 for a further discussion of the commercial mortgage-backed securities ("CMBS") transaction.
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
The inclusion of the assets and liabilities of the VIE in which the Company is deemed the primary beneficiary has no economic effect on the Company. The Company’s exposure to the obligations of the VIE is generally limited to its investment in the entity. The Company is not obligated to provide any future financial support for any of these consolidated structures. As such, the risk associated with the Company’s involvement in the VIE is limited to the carrying value of its investment in the entity. As of September 30, 2014 and December 31, 2013, the Company’s maximum risk of loss was $67.3 million and $0, respectively.

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
The Company’s investments in unconsolidated joint ventures are summarized below:

(Amounts in thousands)			Ownership Percentage at September 30, 2014(1)	Carrying Value
Joint Ventures		Investment Status at September 30, 2014		September 30, 2014	December 31, 2013
CAH Operating Partnership, L.P.		Investment in CAH OP, an investment vehicle created for the purpose of acquiring and renting single-family homes, and warrants in its manager	24.3%	$515,315	$530,007
Portfolio 8 Investors, LLC	(2)	Preferred equity investment in an entity that acquired a multifamily portfolio composed of approximately 7,600 units located in Georgia, Florida and Texas	75.0%	158,650	148,683
ColFin Silverbird Funding A, LLC and ColFin Silverbird Funding B, LLC		Mixed portfolio of 25 commercial properties located throughout the United Kingdom	50.0%	76,075	—
ColFin Court Square Funding, LLC		Preferred equity investment in an entity that acquired a Class A office tower located in Long Island City, New York	50.0%	51,057	49,103
ColFin Highland UK13 Funding, LLC		Acquired sub-performing loan secured by 13 commercial properties throughout the United Kingdom	50.0%	46,631	—
ColFin NW Funding, LLC		Acquired 15 performing first mortgages secured by commercial real estate	37.9%	34,669	33,682
ColFin Snow Funding, LLC		Originated loan secured by two mortgages and an equity pledge in a portfolio of 12 hotels located in France	50.0%	33,425	—
ColFin Orlando Funding, LLC		Acquired non-performing loan secured by a 444-acre development site located in Orlando, Florida	50.0%	32,061	—
ColFin JIH Holdco, LLC, ColFin JIH Mezzco A, LLC and ColFin JIH Opco, LLC		Equity interests in and senior mezzanine loan receivable from entities owning a portfolio of 98 limited service hotels	33.3%	32,055	31,559
ColFin Hunt Holdco A, LLC and ColFin Hunt Holdco B, LLC		2 commercial REO properties in Germany	37.9%	30,849	36,133
ColFin ARP Funding, LLC and ColFin ARP Linda Isle Investor, LLC		First mortgage loan to finance the acquisition and redevelopment of high-end, single family residential properties in infill, coastal southern California markets	50.0%	26,667	15,350
ColFin Bulls Funding A, LLC and ColFin Bulls Funding B, LLC		276 performing and non-performing acquired loans consisting of substantially all first mortgage recourse commercial real estate loans and 24 REO properties.	32.5%	26,427	30,309
ColFin 2011 CRE Holdco, LLC and Colony AMC 2011 CRE, LLC		332 performing and non-performing loans acquired in a structured transaction with the FDIC, secured mostly by commercial real estate, and 27 REO properties	44.4%	26,302	34,298
ColFin Athina Funding, LLC		Originated mezzanine loan secured by an equity pledge in the borrower entities that own a Mediterranean resort with a hotel and villas.	50.0%	25,966	—
ColFin SXC Funding, LLC		Performing mezzanine loan origination cross-collateralized by a portfolio of select service hotels	50.0%	24,322	13,853
ColFin STC Funding, LLC		Acquired performing senior mortgage loan secured by a retail property in Florida	50.0%	23,374	23,299

(Amounts in thousands)			Ownership Percentage at September 30, 2014(1)	Carrying Value
Joint Ventures		Investment Status at September 30, 2014		September 30, 2014	December 31, 2013
ColFin DOD Funding, LLC and ColFin IOD Holding, LLC		Originated first mortgage loan to finance the acquisition of an office development site in Dublin, Ireland	50.0%	21,883	—
ColFin DB Guarantor, LLC and Colony AMC DB, LLC		368 performing and non-performing loans acquired in a structured transaction with the FDIC, secured mostly by commercial real estate and 77 REO properties	33.3%	21,324	26,293
ColFin Cabo Palm Funding, LLC		Participation in junior first mortgage interest secured by a luxury beach resort in Mexico	50.0%	20,078	20,072
ColFin 666 Funding, LLC		First mortgage pari-passu participation interest secured by Class A midtown Manhattan office building	33.3%	19,625	19,096
ColFin PHX Tower Funding, LLC		Equity interest in a high-rise office tower located in Phoenix, Arizona	50.0%	18,639	18,408
ColFin Grand Cul Funding, LLC		First mortgage loans secured by a partially constructed hotel and residential development project located in the Caribbean	33.3%	18,243	16,595
ColFin FCDC Funding, LLC		Equity interests acquired through deed-in-lieu in 2 partially developed master planned communities located in California	50.0%	17,664	15,894
ColFin London Funding, LLC		5 performing and non-performing acquired loans secured by commercial real estate	50.0%	17,498	18,138
ColFin Inland Funding, LLC and ColFin Inland Investor, LLC		First mortgage loan secured by a Southern California master planned development and equity participation rights	50.0%	16,860	16,068
CF/CDG Lake Ranch Venture, LLC	(3)	First mortgage loan secured by a 135-acre residential development project located in Southern California and equity participation rights	n/a	16,002	—
Other unconsolidated joint ventures		29 investments, each with less than $15 million carrying value at September 30, 2014	4.5% to 50.0%	201,477	272,689
				$1,553,138	$1,369,529

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

(3)
Pursuant to the terms of the loan agreement, the Company participates in the residual profits of this development project. The Company evaluated the characteristics of this acquisition, development and construction ("ADC") loan and determined that the risks and rewards of the arrangement are more similar to those associated with an investment in joint venture. Accordingly, the Company accounts for this loan receivable under the equity method.

Activity in the Company’s investments in unconsolidated joint ventures is summarized below:

(In thousands)
Balance at December 31, 2013	$1,369,529
Contributions	325,617
Distributions	(179,093)
Equity in net income	53,016
Equity in other comprehensive income	937
Equity in realized gain reclassified from accumulated other comprehensive income	(3,865)
Foreign currency translation loss	(13,003)
Balance at September 30, 2014	$1,553,138

During the nine months ended September 30, 2014, the Company invested a combined $325.6 million, of which $295.7 million was invested in eleven new unconsolidated joint ventures. Two of the eleven new investments represent equity interests in the borrower entities to which the Company concurrently provided financing in the form of first mortgage and mezzanine loans (see Note 5). One of the new investments is an ADC loan which is accounted for under the equity method as described above. Four investments in unconsolidated joint ventures were fully resolved during the nine months ended September 30, 2014.
Combined condensed balance sheets and statements of operations for all unconsolidated joint ventures are presented below:

Combined Condensed Balance Sheets of Unconsolidated Joint Ventures

(In thousands)	September 30, 2014	December 31, 2013
Assets:
Cash and cash equivalents	$386,293	$321,183
Loans receivable, net	2,089,848	2,171,943
Investments in real estate	4,896,086	3,658,940
Investments in unconsolidated joint ventures	229,592	459,010
Debt and equity securities, available-for-sale, at fair value	73,654	24,753
Other assets	369,813	345,196
Total assets	$8,045,286	$6,981,025
Liabilities:
Debt	$2,708,780	$1,515,188
Other liabilities	248,698	140,509
Total liabilities	2,957,478	1,655,697
Owners’ equity	4,466,213	4,465,363
Noncontrolling interests	621,595	859,965
Total liabilities and equity	$8,045,286	$6,981,025
Company’s share of equity	$1,553,138	$1,369,529
Combined Condensed Statements of Operations of Unconsolidated Joint Ventures

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Income:
Interest income	$67,288	$91,278	$224,657	$271,291
Property operating income	128,948	58,466	330,991	135,224
Equity in income of unconsolidated joint ventures	12,961	6,698	105,749	19,425
Other income	12,584	6,293	31,525	18,681
Total income	221,781	162,735	692,922	444,621
Expenses:
Interest expense	33,727	10,191	80,764	21,027
Property operating expenses	87,059	39,429	228,591	100,124
Depreciation and amortization	36,999	17,346	100,131	36,455
Other expenses	32,182	23,971	75,701	66,517
Total expenses	189,967	90,937	485,187	224,123
Other income:
Realized and unrealized (loss) gain on investments, net	(16,671)	62,514	14,857	170,182
Net income	15,143	134,312	222,592	390,680
Net income attributable to noncontrolling interests	15,903	23,566	57,790	79,601
Net (loss) income attributable to members	$(760)	$110,746	$164,802	$311,079
Company’s equity in net income	$9,263	$25,052	$53,016	$69,846
The Company’s investment in CAH OP represented 13% and 20% of the Company's total assets as of September 30, 2014 and December 31, 2013, respectively. No other single investment in an unconsolidated joint venture represented greater than 10% of total assets.

No single investment in an unconsolidated joint venture generated greater than 10% of total income for the three and nine months ended September 30, 2014 and 2013.
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
Certain unconsolidated joint ventures reimburse Colony Capital and its affiliates for costs incurred on their behalf, including costs of property management personnel. The joint ventures, including AMCs, were allocated approximately $11.6 million and $7.6 million in costs from such affiliates of the Manager for the three months ended September 30, 2014 and 2013, respectively, and $27.9 million and $19.4 million for the nine months ended September 30, 2014 and 2013, respectively. Such costs are included in property operating and other expenses in the combined condensed statements of operations of unconsolidated joint ventures above. The Company’s proportionate share, based upon its percentage interests in the joint ventures, was $3.0 million and $1.9 million for the three months ended September 30, 2014 and 2013, respectively, and $7.3 million and $5.3 million for the nine months ended September 30, 2014 and 2013, respectively.
Until October 16, 2013, an affiliate of CAH OP's manager provided construction and rehabilitation services on the single-family rental homes held through CAH OP. CAH OP reimbursed approximately $21.8 million and $39.8 million for the three and nine months ended September 30, 2013 to the affiliate for third party costs and overhead, which have been capitalized or expensed, as appropriate, in accordance with the capitalization policy of CAH OP. Pursuant to a distribution agreement dated as of October 16, 2013, the affiliate relationship between CAH OP’s manager and the provider of such construction and rehabilitation services ended.

5. Loans Receivable
The following table summarizes the Company’s loans held for investment, including purchased credit-impaired ("PCI") loans:

	September 30, 2014					December 31, 2013
(Amounts in thousands)	Principal	Carrying Amount	Weighted Average Coupon	Weighted Average Maturity in Years	Number of Loans	Principal	Carrying Amount	Weighted Average Coupon	Weighted Average Maturity in Years	Number of Loans
Non-PCI Loans:
Mortgage loans	$806,733	$794,731	6.3%	10.2	339	$463,552	$423,078	7.1%	3.9	33
Securitized mortgage loans	190,563	189,605	6.4%	1.9	11	—	—	n/a	n/a	—
B-notes	143,956	140,353	8.5%	3.4	3	104,068	103,458	10.9%	3.8	2
Mezzanine loans	466,392	464,329	10.8%	2.5	7	330,909	328,185	11.0%	2.4	2
	1,607,644	1,589,018			360	898,529	854,721			37
Purchased Credit-Impaired Loans:
Mortgage loans	359,536	244,783			36	299,235	173,933			5
	$1,967,180	$1,833,801			396	$1,197,764	$1,028,654			42

The following table summarizes the Company's investments in non-PCI loans with variable interest rates:

(Amounts in thousands)	Index		Weighted Average Spread	Weighted Average Rate		Principal	Carrying Amount	Number of Loans
September 30, 2014
Mortgage loans	1-Month LIBOR	(1)	6.1%	6.3%	(3)	$497,937	$491,918	27
Mortgage loans	6-Month LIBOR	(1)	2.5%	5.8%	(3)	115,496	115,506	98
Mortgage loans	12-Month Treasury Average		2.5%	2.8%	(4)	23,566	21,436	21
Mezzanine loans	1-Month LIBOR	(1)	10.8%	11.0%		339,217	337,154	4
						$976,216	$966,014	150

December 31, 2013
Mortgage loans	1-Month LIBOR	(1)	4.9%	7.7%	(3)	$246,478	$220,111	9
Mortgage loan	1-Month Reference Bills	(2)	4.7%	4.7%		30,064	27,595	3
Mezzanine loans	1-Month LIBOR	(1)	10.8%	11.0%		330,909	328,185	2
						$607,451	$575,891	14

(1)	LIBOR = London Interbank Offered Rate

(2)	Reference Bills = Freddie Mac Reference Bill index

(3)	Certain loans are subject to a LIBOR floor which is higher than the actual LIBOR at September 30, 2014.

(4)	Certain loans are subject to a 12-Month Treasury Average ("12MTA") floor which is higher than the actual 12MTA at September 30, 2014.
The following table summarizes the Company's investments in non-PCI loans with fixed interest rates:

	September 30, 2014					December 31, 2013
(Amounts in thousands)	Principal	Carrying Amount	Weighted Average Coupon	Weighted Average Maturity in Years	Number of Loans	Principal	Carrying Amount	Weighted Average Coupon	Weighted Average Maturity in Years	Number of Loans
Mortgage loans	$360,297	$355,475	6.8%	12.4	204	$187,010	$175,372	6.6%	7.3	21
B-notes	143,956	140,354	8.5%	3.4	3	104,068	103,458	10.9%	3.8	2
Mezzanine loans	127,175	127,175	10.3%	4.9	3	—	—	n/a	n/a	—
	631,428	623,004			210	291,078	278,830			23

Activity in loans held for investment is summarized below:

(In thousands)	2014	2013
Balance at January 1	$1,028,654	$333,569
Loan acquisitions and originations	1,381,234	493,804
Paid-in-kind interest added to loan principal	1,539	218
Discount and net loan fee amortization	62,512	4,455
Carrying value of loans sold	—	(70,280)
Noncash distribution of loan receivable to a noncontrolling interest	—	(18,500)
Principal repayments	(612,925)	(97,230)
Payments received from PCI loans	(6,319)	—
Effect of changes in foreign exchange rates	(20,894)	—
Balance at September 30	$1,833,801	$646,036
During the nine months ended September 30, 2014, the Company invested $1.4 billion in the origination or acquisition of loans as follows:

•
$288 million, net of origination fees, to originate 16 first mortgage loans and 2 mezzanine loans within the Company's Transitional CRE Lending Platform. The loans bear interest, on a weighted average basis, at 1-month LIBOR plus 5.9%, and have initial terms of 2 to 3 years. The underlying collateral includes retail, multifamily, office, industrial and hospitality properties. Eleven loans originated within the Transitional CRE Lending Platform were included in a floating rate securitization that was completed in April 2014 (see Note 9);

•
$40 million, including $7 million by a noncontrolling interest, funded in the origination of a $45 million mezzanine loan to acquire a resort property consisting of a luxury hotel and condominium units for resale located in Maui, Hawaii. The initial capitalization of the investment also includes a $15 million, or 50%, equity investment in the same borrower entity (see Note 4), with the remainder of the equity owned by an unaffiliated investor;

•
$222 million to originate a loan primarily collateralized by a first mortgage on a shopping center in U.K., including $9 million by a noncontrolling interest. In September 2014, the borrower repaid the loan in full and obtained a new first mortgage loan from a third party lender. In connection with refinancing, the Company originated a new mezzanine loan with an unpaid principal balance ("UPB") of $81 million. In connection with the payoff of the original mortgage loan, the borrower paid a $6.6 million exit fee. The refinancing also resulted in full recognition of the unamortized origination discount. As a result of the refinancing, a combined gain of approximately $16.6 million was recognized as interest income in the accompanying statements of operations. The Company and the noncontrolling interest also made an $11 million equity investment in the borrower entity (see Note 4);

•
$127 million to acquire a portfolio of two performing loans and one PCI loan secured by retail, industrial and hospitality properties located throughout the United States, including $27 million by a noncontrolling interest;

•
$275 million to acquire a portfolio of 237 first mortgage loans bearing interest, on a weighted average basis, at 6%. The portfolio is primarily collateralized by multifamily properties throughout the Unites States and includes eight PCI loans;

•
$175 million, including $38 million by a noncontrolling interest, to finance a tender offer of all outstanding shares of a publicly listed REIT in France by its largest shareholder. The tender offer was withdrawn, and the loan and accrued interest and fees were repaid in full in July 2014;

•	$62 million to originate a first mortgage loan secured by a multi-purpose development site in New York City;

•	$16 million, including $0.2 million by a noncontrolling interest, to originate a B-note secured by three retail assets in Pennsylvania and Ohio;

•	$93 million to acquire a portfolio of 89 performing loans and 21 PCI loans secured by first mortgages on primarily multifamily properties located throughout the United States;

•
$5 million to originate a mezzanine loan with an unaffiliated investor secured by three multifamily properties totaling 520 units in Texas, representing the first origination in a new mezzanine loan origination program.

A mezzanine loan partially owned by noncontrolling interests and secured by hotel properties represented 8% and 12% of the Company's total assets as of September 30, 2014 and December 31, 2013, respectively. The same loan generated 16% and 20% of total income for the three months ended September 30, 2014 and 2013, respectively, and 15% and 11% of total income for the nine months ended September 30, 2014 and 2013, respectively, including income attributable to the 47% noncontrolling interests.
Two first mortgage loans, which share the same corporate guarantor and are partially owned by noncontrolling interests, generated 2% and 13% of the Company's total income for the three months ended September 30, 2014 and 2013, respectively, and 11% and 15% for the nine months ended September 30, 2014 and 2013, respectively. One of these two loans was fully paid off by the borrower during the second quarter of 2014 for which the Company recognized $11.6 million of gain as interest income in the accompanying statements of operations, of which $4.6 million was attributable to noncontrolling interests.
As of September 30, 2014, one first mortgage loan with a carrying value of $8.6 million was more than 90 days past due and on nonaccrual status. There were no impairment charges or troubled debt restructurings during the nine months ended September 30, 2014 and 2013.
Minimum scheduled principal payments required under the loan agreements, excluding PCI loans, as of September 30, 2014 are as follows:

Year Ending December 31,	(In thousands)
Remaining 2014	$3,077
2015	194,532
2016	540,810
2017	352,227
2018	21,196
2019 and after	495,802
Total	$1,607,644
Purchased Credit-Impaired Loans
At September 30, 2014, the Company had the following loans receivable that were considered PCI loans:

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

•
In March 2014, the Company and a 21% noncontrolling interest acquired a first mortgage loan secured by industrial assets with a fair value at acquisition of $56 million. While currently performing, the loan was underwritten to likely go into default at which point various remedies will be considered, including foreclosing on the underlying collateral. As the timing and amount of cash flows will depend largely upon the timing and form of the remedy taken, the Company recognizes interest income on a cash basis and is unable to estimate the accretable yield and nonaccretable difference at acquisition for this loan.

•
In June 2014, the Company acquired a portfolio of 237 first mortgage loans primarily collateralized by multifamily assets across 43 states, all of which were performing at the time of purchase. At acquisition, eight of the 237 loans were considered PCI loans.

•
In August 2014, the Company acquired a portfolio of 110 first mortgage loans primarily secured by multifamily properties located throughout the United States. At acquisition, twenty-one of the loans were considered PCI loans.

The excess of cash flows expected to be collected, as measured at acquisition date, over the initial investment is referred to as the accretable yield. This amount is not reported in the accompanying consolidated balance sheets, but is recognized as interest income over the estimated life of the acquired loans using the effective interest method. The expected cash flows were determined based on the estimated performance over the remaining life of the underlying loans. Fair value of the acquired loans includes credit losses expected to be incurred over the life of the loans, if any.
The following table summarizes the accretable yield and nonaccretable difference at acquisition for PCI loans acquired during the nine months ended September 30, 2014, excluding PCI loans for which cash flows cannot be reasonably estimated:

(In thousands)
Contractually required payments including interest	$40,113
Less: cash flows not expected to be collected (nonaccretable difference)	18,743
Total cash flows expected to be collected	21,370
Less: accretable yield	3,067
Fair value of loans at acquisition	$18,303
Changes in the accretable yield for the Company's PCI loans were as follows:

(In thousands)
Accretable yield at December 31, 2013	$130,823
Additions	3,067
Changes in estimated cash flows	163
Accretion	(17,108)
Effect of changes in foreign exchange rates	(8,821)
Accretable yield at September 30, 2014	$108,124
The factors that most significantly affect estimates of cash flows expected to be collected, and accordingly the accretable yield, include: (i) estimate of the remaining life of acquired loans which may change the amount of future interest income; (ii) changes to prepayment assumptions; (iii) changes to collateral value assumptions for loans expected to foreclose; and (iv) changes in interest rates on variable rate loans. During the nine months ended September 30, 2014, there were no significant changes to the factors described above since their acquisition.

6. Real Estate Assets
2014 Acquisitions of Operating Properties
During the nine months ended September 30, 2014, the Company acquired the following two triple-net leased operating properties from unrelated third parties:

Property Location	Acquisition Date	Property Type	Purchase Price (in thousands)
Arizona (1)	June 24, 2014	Office	$15,675
Ohio	July 31, 2014	Industrial	15,644
			$31,319

(1)
In connection with the June 2014 acquisition, the Company also assumed certain leasehold interests in the ground lease. The in-place ground sublease expires in August 2068 and is subject to rent increases every five years which is indexed to the consumer price index. The current ground lease commitment is $167,000 per annum.

The related assets, liabilities, and results of operations of the acquired operating properties are included in the consolidated financial statements as of the date of acquisition. The following table summarizes the estimated fair values of the assets and liabilities at the acquisition date for all 2014 acquisitions:

(Amounts in thousands)	Total Fair Values of Assets Acquired and Liabilities Assumed in 2014		Estimated Useful Life (in weighted average years)
Real estate assets:
Land	$453		n/a
Building and improvements	21,905		28
Tenant improvements	2,040		13
Identifiable intangible assets:
In-place lease value	4,632		15
Below-market ground lease obligation	1,420		54
Deferred leasing costs	1,159		14
Total assets acquired	$31,609

Identifiable intangible liability assumed:
Below-market leases	$(290)	(1)	13

(1)	The net amount recorded for assumed identifiable intangible liability is included in other liabilities on the accompanying balance sheet as of September 30, 2014.
Acquisition costs of $137,000 are included in transaction costs in the accompanying statements of operations. The results of operations of the acquired properties for the period from June 24, 2014 and July 31, 2014, the dates of acquisitions, to September 30, 2014 were not material. Pro forma results of operations for these acquisitions have not been presented as they are not material to the Company's consolidated results of operations.
The following table summarizes information regarding the components of the Company's total real estate assets held for investment:

(Amounts in thousands)	September 30, 2014	December 31, 2013	Estimated Useful Life (in weighted average years)
Land	$8,772	$8,319	n/a
Buildings and improvements	118,916	97,011	38
Tenant improvements	9,396	7,356	8.0
	137,084	112,686
Accumulated depreciation	(3,139)	(218)
Net carrying amount	$133,945	$112,468

Depreciation expense for the three and nine months ended September 30, 2014 was $1.2 million and $2.9 million, respectively.

7. Other Assets
The following table summarizes the Company's other assets:

(In thousands)	September 30, 2014		December 31, 2013
Restricted cash ($13,920 and $0 related to consolidated VIE, respectively)	$57,913	(1)	$7,898	(1)
Beneficial interests in debt securities, available-for-sale, at fair value	—	(2)	30,834	(2)
Deferred financing costs, net ($3,110 and $0 related to consolidated VIE, respectively)	24,691	(3)	11,275	(3)
Acquired intangible assets, net	16,001		9,972
Receivables ($1,021 and $0 related to consolidated VIE, respectively)	12,153		8,277
Derivative assets	16,840		3,108
Deferred tax assets	5,128		2,391
Other	2,257		979
Total other assets	$134,983		$74,734

(1)	Restricted cash includes borrower escrow accounts and an interest reserve account to service secured financing.

(2)
The Company held $28 million in beneficial interests in a series of tax-exempt bonds secured by a multifamily property located in Georgia. The beneficial interests, in the form of senior certificates, were acquired in June 2011 subject to an embedded derivative liability to a strategic partner, with an estimated fair value of $4.1 million. On July 18, 2014, the property securing the bonds was sold, resulting in a full prepayment of $28 million senior certificates at par plus yield maintenance. The prepayment resulted in a loss of $2.2 million, which was offset by a $2.4 million gain on the termination of the associated embedded derivative liability to the strategic partner (see Note 10).

(3)	Deferred financing costs are shown net of accumulated amortization of $10.7 million and $6.5 million as of September 30, 2014 and December 31, 2013, respectively.
Acquired Intangible Assets
The following table summarizes intangible assets acquired as part of the operating real estate properties (see Note 6):

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
September 30, 2014
In-place leases	$12,477	$(986)	$11,491
Below-market ground lease obligation	1,420	(7)	1,413
Deferred leasing costs	3,378	(281)	3,097
	$17,275	$(1,274)	$16,001
December 31, 2013
In-place leases	$7,845	$(72)	$7,773
Deferred leasing costs	2,219	(20)	2,199
	$10,064	$(92)	$9,972
The in-place leases and deferred leasing costs are amortized on a straight-line basis as an increase to amortization expense over the remaining term of the applicable leases, ranging from 6.8 to 15 years as of the acquisition date. Amortization expenses for the three and nine months ended September 30, 2014 were $0.4 million and $1.2 million, respectively. The below-market ground lease obligation is amortized on a straight-line basis as an increase to rent expense over the remaining term of the applicable lease, or 54.2 years as of the acquisition date.

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
The maximum amount available to borrow under the JPM Credit Agreement at any time is limited by a borrowing base of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of net book value or a multiple of Core Earnings (as defined in the management agreement between the Company and the Manager). As of September 30, 2014, the borrowing base valuation was sufficient to permit borrowings of up to the entire $420 million commitment, all of which remained available.
Advances under the JPM Credit Agreement accrue interest at a per annum rate equal to the sum of LIBOR plus 2.75% or 3.00%, depending upon the leverage ratio as defined in the JPM Credit Agreement. At September 30, 2014, the applicable spread was 3.00% and the Company had no outstanding borrowings. The Company also pays a commitment fee of 0.5% or 0.4% of the unused amount (0.5% at September 30, 2014), depending upon usage.
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
The JPM Credit Agreement contains various affirmative and negative covenants, including financial covenants that require the Company to maintain minimum tangible net worth and liquidity levels and financial ratios, as defined in the JPM Credit Agreement. At September 30, 2014, the Company was in compliance with all of these financial covenants.
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

9. Debt
Secured Financing
The following table summarizes certain information about the Company's secured debt:

(Amounts in thousands)				Outstanding Balance
Type	Collateral	Interest Rate	Maturity Date	September 30, 2014	December 31, 2013
Secured financing (1)	Participation interest in first mortgage loan	5% fixed	July 2014	$—	$74,607
Secured financing (2)	Portfolio of 21 first mortgage loans and 2 subordinated loans	1-month LIBOR+2.85%	December 2017	101,403	115,000
Secured financing (3)	Senior participation interest in a portfolio of 2 first mortgage loans and 1 subordinated loan	1-month LIBOR+2.85%	N/A	81,542	—
First mortgage loan (4)	Office property in Minnesota	4.84% fixed	January 2024	88,000	88,000
Commercial mortgage-backed securitization debt (5)	Portfolio of 11 first mortgage loans originated within the Transitional CRE Lending Platform	1-month LIBOR+1.78%	April 2031 (6)	126,193	—
Repurchase facility (7)	Eligible first mortgage loans originated within the Transitional CRE Lending Platform	1-month LIBOR+2.5%	February 2016	90,120	—
Total				$487,258	$277,607

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

(3)
In connection with the acquisition of a portfolio of 3 loans secured by retail, hospitality and industrial real estate assets in March 2014 (see Note 5), a lender provided concurrent non-recourse financing for $82.3 million, or 65% of the aggregate purchase price. Although the financing has no contractual maturity date, any principal repayments from the underlying collateral loan portfolio must be applied to repay the financing until the balance is paid in full.

(4)
The loan requires monthly interest payments until January 2016, then principal and interest payments based on a 30-year amortization period. The loan agreement requires rent receipts from the collateral property to be initially deposited into a lockbox account controlled by the lender. The excess of monthly rent receipts over monthly debt service is remitted to the Company.

(5)
As discussed in Note 3, on April 10, 2014, 2014-FL1 (also known as the Issuer) offered and sold to third parties approximately $126.2 million aggregate principal balance of the Offered Notes with a weighted average coupon of LIBOR plus 1.78%. The proceeds from the sale of the Offered Notes, net of securitization costs, were approximately $122.3 million. The Offered Notes are secured by all assets of the Issuer consisting of eleven variable rate commercial mortgage loans originated within the Transitional CRE Lending Platform with an aggregate unpaid principal balance of $190.6 million as of September 30, 2014.

(6)
Although the securitization debt has a contractual maturity date of April 2031, any principal repayments from the underlying collateral mortgage loans must be applied to repay the debt until the balance is paid in full. The underlying collateral mortgage loans have initial terms of 2 to 3 years.

(7)
The Company entered into a master repurchase agreement (“Repurchase Facility”) with a commercial bank to partially finance loans within its Transitional CRE Lending Platform. The Repurchase Facility provides up to $150 million of financing for eligible assets within the Transitional CRE Lending Platform and has an initial term of 2 years, plus a 1-year extension option. Advances under the Repurchase Facility bear interest ranging from LIBOR plus a spread of 2.25% to 2.5%. During the three months ended September 30, 2014, the Company made draws on the Repurchase Facility to finance nine non-securitized variable rate loans originated within the Transitional CRE Lending Platform with an aggregate unpaid principal balance of $162.3 million.

The financing agreements require minimum scheduled principal payments or payments that depend upon the net cash flows from the collateral assets and the ratio of principal outstanding to collateral. The following table summarizes such minimum principal payments and estimated principal payments based upon reasonable expectations of cash flows from the underlying collateral assets as of September 30, 2014:

Year Ending December 31,	(In thousands)
Remaining 2014	$12,901
2015	104,937
2016	226,071
2017	57,848
2018	1,403
2019 and after	84,098
Total	$487,258
Convertible Senior Notes
On April 10, 2013, the Company issued $200 million of its 5.00% Convertible Senior Notes due on April 15, 2023 (the "5% Convertible Notes"). The 5% Convertible Notes were sold to the underwriters at a discount of 3%, resulting in net proceeds of approximately $194 million to the Company after deducting underwriting discounts and commissions and offering expenses. The 5% Convertible Notes bear interest at 5.00% per annum, payable semiannually in arrears on April 15 and October 15 of each year in the amount of $5 million.
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

10. Derivatives and Hedging
The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company manages interest rate and foreign currency risks through the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s investments and borrowings. Additionally, certain of the Company’s foreign operations expose the Company to fluctuations of foreign interest rates and exchange rates. These fluctuations may impact the value of the Company’s cash receipts and payments in terms of the Company’s functional currency, the U.S. dollar (USD). The Company enters into derivative financial instruments to protect the value or fix the amount of certain obligations in terms of its functional currency, the U.S. dollar. The Company has entered into the following types of derivatives as part of its risk management program:
Net Investment Hedges
The Company has investments in unconsolidated joint ventures and loans denominated in Euro and British Pound that expose the Company to foreign currency risk. The Company’s combined Euro and British Pound net investments in such joint ventures and loans receivable totaled approximately €228.1 million and £129.3 million, or $497.8 million, as of September 30, 2014 and €166.2 million, or $228.4 million, as of December 31, 2013.
The Company uses forwards and collars (consisting of caps and floors) without upfront premium costs to hedge the foreign currency exposure of its net investments. The Company has entered into foreign exchange forward contracts whereby it agreed to sell an amount of foreign currency for an agreed upon amount of USD. These forward contracts were executed to protect the Company’s foreign investments and receivables from adverse foreign currency fluctuations by economically fixing in USD amounts certain of the Company’s foreign denominated investments and receivables balances. The Company has also entered into foreign exchange collars which consist of a combination of currency options with single date expirations, whereby the Company gains protection against foreign currency weakening below a specified level and pays for that protection by giving up gains from foreign currency appreciation above a specified level. These collars are also used to protect the Company’s foreign investments and receivables from adverse foreign currency fluctuations.
At September 30, 2014, the Company had four foreign exchange forward contracts to sell Euros and buy USD at rates from 1.34 to 1.40, on a total notional amount of €36.6 million and with termination dates ranging from October 2014 to July 2018. At September 30, 2014, the Company had three foreign exchange forward contracts to sell British Pounds and buy USD at rates from 1.63 to 1.70, on a total notional amount of £36.0 million and with termination dates ranging from March to June 2015. At September 30, 2014, the Company also had eleven foreign currency collars, the total notional amounts of the Euro and British Pound collars were approximately €140.5 million and £71.1 million, respectively, with termination dates ranging from December 2014 to September 2019. The Euro collars provide protection on the notional amount hedged at exchange rates ranging from 1.20 to 1.57. The British Pound collars provide protection on the notional amount hedged at exchange rates ranging from 1.50 to 1.82.
Cash Flow Hedge
In December 2013, the Company entered into an interest rate cap designated as a cash flow hedge to limit the exposure of increases in interest rates on one of the Company's LIBOR-indexed secured debt. The cap has a notional amount of $57.5 million and a 2.5% strike on one-month LIBOR and expires in November 2015. Interest rate caps involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.
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
The Company acquired an interest rate swap in connection with one of the PCI loans acquired in November 2013 (see Note 5). The interest rate swap receives a fixed rate of 4.24% and pays Euro Interbank Offered Rate ("Euribor") on a €14.1 million notional amount and terminates in February 2015. The swap effectively converts the acquired floating rate loan to a fixed rate loan. For the three and nine months ended September 30, 2014, a fair value gain of $4,000 and $18,000, respectively, was included in other gain, net in the accompanying statements of operations.
Concurrently with the acquisition of beneficial interests in debt securities in June 2011 (see Note 7), the Company’s strategic partner entered into an interest rate swap agreement with the borrower which, in conjunction with a special contribution/distribution arrangement with the joint venture, resulted in a net current yield to the joint venture of the Securities Industry and Financial Markets Association (“SIFMA”) Municipal Swap Index plus 3.25% per annum (3.31% at December 31, 2013). The Company determined that the special contribution/distribution arrangement was an embedded derivative that meets the criteria for bifurcation and recorded a derivative liability of $4.1 million at acquisition. The bifurcated derivative did not qualify as a hedging instrument, so changes in the estimated fair value of the derivative were recognized in income. On July 18, 2014, the bonds were repaid at par, the joint venture was dissolved and the embedded derivative liability was settled for $140,000. For the nine months ended September 30, 2014 and the three and nine months ended September 30, 2013, $2.3 million, $(178,000) and $(51,000), respectively, are included in other gain (loss), net in the accompanying statements of operations.
The fair values of derivative instruments included in the Company’s consolidated balance sheets are as follows:

(In thousands)	September 30, 2014	December 31, 2013
Assets
Foreign exchange contracts designated as hedging instruments	$16,466	$2,126
Interest rate cap designated as a hedging instrument	2	11
Interest rate swaps not designated as hedging instruments	372	971
Total derivatives included in other assets	$16,840	$3,108
Liabilities
Foreign exchange contracts designated as hedging instruments	$5,961	$5,504
Embedded derivative liability not designated as a hedging instrument	—	2,952
Total derivatives included in accrued and other liabilities	$5,961	$8,456
Certain counterparties to the derivative instruments require the Company to deposit cash or other eligible collateral for derivative financial liabilities exceeding $100,000. As of September 30, 2014, the Company had no amounts on deposit related to these agreements.

11. Fair Value Measurements
Financial Instruments Reported at Fair Value
The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis. The following table summarizes the fair values of those assets and liabilities:

(In thousands)	September 30, 2014	December 31, 2013
Assets
Beneficial interests in debt securities	$—	$30,834
Foreign currency derivative contracts	16,466	2,126
Interest rate derivative contracts	374	982
	$16,840	$33,942
Liabilities
Foreign currency derivative contracts	$5,961	$5,504
Embedded derivative liability associated with beneficial interests in debt securities	—	2,952
	$5,961	$8,456
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

	Fair Value Measurements Using
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Carrying Value
September 30, 2014
Assets
Investments in unconsolidated joint ventures	$—	$—	$1,830,650	$1,830,650	$1,553,138
Loans held for investment	—	—	1,862,500	1,862,500	1,833,801
Liabilities
Secured financing	$126,500	$—	$361,065	$487,565	$487,258
Convertible senior notes	605,300	—	—	605,300	604,572

December 31, 2013
Assets
Investments in unconsolidated joint ventures	$—	$5,953	$1,524,621	$1,530,574	$1,369,529
Loans held for investment	—	—	1,034,600	1,034,600	1,028,654
Liabilities
Line of credit	$—	$138,500	$—	$138,500	$138,500
Secured financing	—	—	277,600	277,600	277,607
Convertible senior notes	208,000	—	—	208,000	200,000
The Company estimates the fair value of financial instruments carried at historical cost on a quarterly basis. These instruments are recorded at fair value only if they are impaired. No impairment was recognized during the nine months ended September 30, 2014 and 2013.
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
The fair values of the Company's secured financing and line of credit at September 30, 2014 and December 31, 2013 were estimated by discounting expected future cash outlays at current interest rates available for similar instruments. The carrying value of securitization debt, which is included in the balance of secured financing, approximates its fair value at September 30, 2014. The fair value of convertible senior notes was determined using the last trade price in active markets on the balance sheet date.
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
Series A Preferred Stock
As of September 30, 2014 and December 31, 2013, the Company had 10,080,000 shares of its 8.5% Series A Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share (“Series A Preferred Stock”), issued and outstanding. The Series A Preferred Stock must be paid a dividend at a rate of 8.5% per year on the $25.00 liquidation preference before the common stock is entitled to receive any dividends.
Series B Preferred Stock
In June 2014, the Company completed an underwritten public offering of 3,450,000 shares of its 7.5% Series B Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share ("Series B Preferred Stock"). The net offering proceeds, after deducting underwriting discounts and commissions and offering costs payable by the Company, were approximately $83.4 million. The Company used the net proceeds from the offering to repay amounts outstanding under its revolving credit facility, to fund acquisitions of target assets and for working capital and general corporate purposes. The Series B Preferred Stock must be paid a dividend at a rate of 7.5% per year on the $25.00 liquidation preference before the common stock is entitled to receive any dividends.
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

Common Stock Offerings
The following table summarizes the sales of the Company's common stock during the nine months ended September 30, 2014:

(In thousands, except per share data)	Number of Shares	Average Price per Share	Net Proceeds (1)
March 2014	14,950	21.90	327,115
July 2014	17,250	22.14	381,545
At-the-market sales in 2014	406	21.07	8,465

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
Dividend Reinvestment and Direct Stock Purchase Plan
The Company’s Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”) provides existing common stockholders and other investors the opportunity to purchase shares (or additional shares, as applicable) of the Company’s common stock by reinvesting some or all of the cash dividends received on their shares of the Company’s common stock or making optional cash purchases within specified parameters. The DRIP Plan acquires shares either in the open market, directly from the Company as newly issued common stock, or in privately negotiated transactions with third parties. As of September 30, 2014, no shares had been acquired under the DRIP Plan from the Company in the form of new issuances.
Accumulated Other Comprehensive Income
The following tables present the changes in each component of accumulated other comprehensive income attributable to the stockholders, net of immaterial tax effect:

(In thousands)	Equity in AOCI of Unconsolidated Joint Ventures	Unrealized Gain/Loss on Beneficial Interests in Debt Securities	Unrealized Gain/Loss on Fair Value of Cash Flow Hedge	Foreign Currency Translation Gain/Loss	Unrealized Gain/Loss on Fair Value of Net Investment Hedges	Total
Balance at December 31, 2013	$3,621	$325	$(19)	$1,849	$(3,183)	$2,593
Other comprehensive income (loss) before reclassifications	937	(2,488)	(7)	(32,165)	17,761	(15,962)
Amounts reclassified from accumulated other comprehensive income	(3,865)	2,163	—	—	253	(1,449)
Net other comprehensive (loss) income	(2,928)	(325)	(7)	(32,165)	18,014	(17,411)
Balance at September 30, 2014	$693	$—	$(26)	$(30,316)	$14,831	$(14,818)

Balance at December 31, 2012	$6,729	$877	$—	$(3,067)	$645	$5,184
Other comprehensive income (loss) before reclassifications	9,243	(433)	—	1,026	(507)	9,329
Amounts reclassified from accumulated other comprehensive income	(10,685)	—	—	(24)	—	(10,709)
Net other comprehensive (loss) income	(1,442)	(433)	—	1,002	(507)	(1,380)
Balance at September 30, 2013	$5,287	$444	$—	$(2,065)	$138	$3,804

Information about amounts reclassified out of accumulated other comprehensive income by component is presented below:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Component of Accumulated Other Comprehensive Income	2014	2013	2014	2013	Affected Line Item in the Consolidated Statements of Operations

Equity in realized gain on sale of marketable securities of unconsolidated joint ventures	$—	$3,616	$3,865	$10,685	Equity in income of unconsolidated joint ventures
Settlement loss on beneficial interests in debt securities	—	—	(2,163)	—	Other loss, net
Realized foreign exchange (loss) gain	(254)	19	(253)	24	Other (loss) gain, net

13. Earnings per Share
The following table provides the basic and diluted earnings per common share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2014	2013	2014	2013
Numerator:
Net income	$47,947	$33,963	$128,799	$86,719
Net income attributable to noncontrolling interest	(8,993)	(7,514)	(30,466)	(15,212)
Net income attributable to Colony Financial, Inc.	38,954	26,449	98,333	71,507
Preferred dividends	(6,972)	(5,355)	(17,898)	(16,065)
Net income attributable to common stockholders	31,982	21,094	80,435	55,442
Net income allocated to participating securities (nonvested shares)	(248)	(181)	(735)	(545)
Numerator for basic net income allocated to common stockholders	31,734	20,913	79,700	54,897
Interest expense attributable to convertible senior notes (1)	4,172	2,622	8,554	—
Numerator for diluted net income allocated to common stockholders	$35,906	$23,535	$88,254	$54,897
Denominator:
Basic weighted average number of common shares outstanding	104,810	65,707	92,566	64,053
Weighted average effect of dilutive shares (1)	16,219	8,477	10,997	—
Diluted weighted average number of common shares outstanding	121,029	74,184	103,563	64,053
Earnings per share:
Net income attributable to common stockholders per share–basic	$0.30	$0.32	$0.86	$0.86
Net income attributable to common stockholders per share–diluted	$0.30	$0.32	$0.85	$0.86

(1)
For the three and nine months ended September 30, 2014, excluded from the calculation of diluted income per share is the effect of adding back $2.6 million and $7.9 million, respectively, of interest expense and 8,476,400 weighted average dilutive common share equivalents for the assumed conversion of the 5% Convertible Notes as their inclusion would be antidilutive. For the nine months ended September 30, 2013, excluded from the calculation of diluted income per share is the effect of adding back $5.0 million of interest expense and 5,371,500 weighted average dilutive common share equivalents for the assumed conversion of the 5% Convertible Notes as their inclusion would be antidilutive. For the nine months ended September 30, 2014, weighted average dilutive shares include the effect of 6,600 shares of common stock issuable to the Manager for incentive fees incurred for the second quarter of 2014.

14. Related Party Transactions
The following table summarizes the amounts incurred by the Company and payable to the Manager or its affiliates for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Base management fees	$8,907	$5,534	$23,112	$16,221
Incentive fees	—	—	464	—
Compensation pursuant to secondment agreement	325	314	989	923
Allocated and direct investment-related expenses	765	577	2,114	1,305
Allocated and direct administrative expenses	890	436	2,300	1,263
	$10,887	$6,861	$28,979	$19,712
The following table summarizes the amounts due to the Manager or its affiliates as of each balance sheet date:

(In thousands)	September 30, 2014	December 31, 2013
Base management fees	$8,907	$6,045
Secondment reimbursement	680	895
Reimbursement of direct and allocated administrative and investment costs	566	1,046
	$10,153	$7,986

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
Equity Incentive Plan
On May 8, 2014, the Company’s stockholders approved the Colony Financial, Inc. 2014 Equity Incentive Plan (as amended and restated, the “Equity Incentive Plan”), which constitutes an amendment and restatement of the Company’s 2011 Equity Incentive Plan (the “2011 Plan”). The Equity Incentive Plan provides for the grant of options to purchase shares of common stock, share awards (including restricted stock and stock units), stock appreciation rights, performance awards and annual incentive awards, dividend equivalent rights, long-term incentive units, cash and other equity-based awards. Certain named executive officers of the Company, along with other eligible employees, directors and service providers, including the Manager and employees of the Manager, are eligible to receive awards under the Equity Incentive Plan. The Company has reserved a total of 2,500,000 additional shares of common stock for issuance pursuant to the Equity Incentive Plan, in addition to (i) the number of shares of common stock available for issuance under the 2011 Plan as of May 8, 2014 and (ii) the number of shares of common stock subject to outstanding awards under the 2011 Plan that terminate by expiration, forfeiture, cancellation or otherwise without the issuance of such shares of common stock. The Equity Incentive Plan will expire in 2024 unless earlier terminated by the Company. The share awards granted under the Equity Incentive Plan generally vest 25% upfront and the remainder over a 3-year period from the date of grant.
A summary of the Company’s vested and nonvested shares under the Director Stock Plan and Equity Incentive Plan for the nine months ended September 30, 2014 is presented below:

	Restricted Stock Grants to Non-Executive Directors	Restricted Stock Grants to Employee	Restricted Stock Grants to the Manager or Manager's Employees	Total	Weighted Average Grant Date Fair Value
Nonvested shares at December 31, 2013	6,837	17,172	488,759	512,768	$18.28
Granted	15,234	—	500,000	515,234	20.32
Vested	(6,837)	(8,586)	(322,505)	(337,928)	18.83
Forfeited	—	—	(636)	(636)	16.16
Nonvested shares at September 30, 2014	15,234	8,586	665,618	689,438	$19.54
Weighted average grant-date fair value per share for shares granted during the period	$22.87	n/a	$20.24
The following table summarizes the components of share-based compensation included in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2014	2013	2014	2013
Share-based compensation included in management fees	$1,810	$986	$7,791	$3,091
Share-based compensation included in administrative expenses	111	72	301	213
Total fair value of shares vested (1)	—	—	6,855	182
Weighted average grant-date fair value per share for shares granted during the period (1)	21.93	n/a	20.32	21.94

(1)	Based on the quoted closing share price of the Company's common stock on the NYSE on grant date or vesting date.
As of September 30, 2014, aggregate unrecognized compensation cost related to restricted stock granted under the Director Stock Plan and Equity Incentive Plan was approximately $9.9 million. That cost is expected to be fully recognized over a weighted-average period of 22.4 months.

16. Income Taxes
The Company’s taxable REIT subsidiaries (each a “TRS”) are subject to corporate level federal, state, foreign and local income taxes. The following is a summary of the Company’s income tax provision:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Current
Federal	$400	$(109)	$1,053	$1,066
State	(846)	103	(649)	404
Total current tax provision	(446)	(6)	404	1,470
Deferred
Federal	(1,668)	43	(2,140)	(595)
State	(350)	(51)	(482)	(295)
Total deferred tax benefit	(2,018)	(8)	(2,622)	(890)
Total income tax (benefit) provision	$(2,464)	$(14)	$(2,218)	$580
Net deferred tax assets of $5.1 million and $2.4 million are included in other assets as of September 30, 2014 and December 31, 2013, respectively. Deferred tax assets and liabilities arise from temporary differences in income recognition for GAAP and tax purposes of investments held through TRSs, primarily due to the timing of discount amortization on purchased loans, accelerated depreciation of real estate for tax purposes and accelerated impairment recognition under GAAP.

17. Commitments and Contingencies
Pursuant to the operating agreements of certain unconsolidated joint ventures, the joint venture partners may be required to fund additional amounts for future investments, unfunded lending commitments, ordinary operating costs, guaranties or commitments of the joint ventures. As of September 30, 2014, the Company’s share of those commitments was $61.8 million.

The Company may be required to fund additional amounts to borrowers pursuant to certain loan agreements. As of September 30, 2014, the Company had combined unfunded lending commitments of $53.9 million.
In connection with financing arrangements for certain unconsolidated joint ventures, the Company provided customary non-recourse carve-out guaranties. The Company believes that the likelihood of making any payments under the guaranties is remote, and has not accrued for a guaranty liability as of September 30, 2014.
On March 6, 2014, the Company committed $100 million of new equity in a consortium led by Cerberus Capital Management, L.P. that agreed to acquire all of the outstanding shares of Safeway Inc. pursuant to a merger agreement. The consortium currently owns other national grocery chains, including Albertsons. In connection with the equity commitment, the Company provided a guaranty to Safeway Inc. for the Company's pro rata share of the $400 million termination fee, or approximately $17.6 million, which becomes payable under certain circumstances, including failure to complete the merger within 15 months, and a court-issued injunction to block the merger pursuant to antitrust laws. The Company has determined that a payment pursuant to the guaranty is remote, and has not accrued a liability related to the guaranty. In June 2014, through the Company's controlled subsidiary for this transaction, the Company assigned $50 million of the $100 million equity commitment in the investment and a ratable share of any liability arising from the guaranty to a passive third-party co-investment participant. The merger is expected to close in the first quarter of 2015.
In the ordinary course of business, the Company may be involved in litigation which may result in legal costs and liability that could have a material effect on the Company’s financial position and results of operations. At September 30, 2014, the Company was not involved in such litigation.

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
The operating results for each of the reportable segments are summarized below:

(In thousands)	Real Estate Debt Investments	Single-Family Residential Rentals	Other Real Estate Equity Investments	Amounts Not Allocated to Segments	Total
Three Months Ended September 30, 2014
Income:
Equity in income (loss) of unconsolidated joint ventures	$17,679	$(4,582)	$(3,834)	$—	$9,263
Interest income	62,730	—	—	119	62,849
Rental income and tenant reimbursements	—	—	4,323	—	4,323
Other income	258	—	—	589	847
Total income (loss)	80,667	(4,582)	489	708	77,282
Expenses:
Management fees	—	—	—	10,717	10,717
Investment and servicing expenses	965	—	72	463	1,500
Transaction costs	816	—	69	974	1,859
Interest expense	3,317	—	1,098	8,016	12,431
Property operating expenses	—	—	1,052	—	1,052
Depreciation and amortization	—	—	1,592	—	1,592
Administrative expenses	197	—	—	2,488	2,685
Total expenses	5,295	—	3,883	22,658	31,836
Other gain, net	37	—	—	—	37
Income (loss) before income taxes	75,409	(4,582)	(3,394)	(21,950)	45,483
Income tax benefit	—	—	—	(2,464)	(2,464)
Net income (loss)	75,409	(4,582)	(3,394)	(19,486)	47,947
Net income attributable to noncontrolling interests	8,413	—	580	—	8,993
Net income (loss) attributable to Colony Financial, Inc.	$66,996	$(4,582)	$(3,974)	$(19,486)	$38,954

(In thousands)	Real Estate Debt Investments	Single-Family Residential Rentals	Other Real Estate Equity Investments	Amounts Not Allocated to Segments	Total
Three Months Ended September 30, 2013
Income:
Equity in income (loss) of unconsolidated joint ventures	$19,879	$(1,576)	$6,749	$—	$25,052
Interest income	22,097	—	—	25	22,122
Other income	296	—	—	—	296
Total income (loss)	42,272	(1,576)	6,749	25	47,470
Expenses:
Management fees	—	—	—	6,520	6,520
Investment and servicing expenses	547	—	—	173	720
Interest expense	1,142	—	—	4,185	5,327
Administrative expenses	—	—	—	1,814	1,814
Total expenses	1,689	—	—	12,692	14,381
Realized gain on sales of loans receivable, net	1,018	—	—	—	1,018
Other loss, net	(158)	—	—	—	(158)
Income (loss) before income taxes	41,443	(1,576)	6,749	(12,667)	33,949
Income tax benefit	—	—	—	(14)	(14)
Net income (loss)	41,443	(1,576)	6,749	(12,653)	33,963
Net income attributable to noncontrolling interests	7,099	—	415	—	7,514
Net income (loss) attributable to Colony Financial, Inc.	$34,344	$(1,576)	$6,334	$(12,653)	$26,449

(In thousands)	Real Estate Debt Investments	Single-Family Residential Rentals	Other Real Estate Equity Investments	Amounts Not Allocated to Segments	Total
Nine Months Ended September 30, 2014
Income:
Equity in income (loss) of unconsolidated joint ventures	$58,106	$(11,417)	$6,327	$—	$53,016
Interest income	149,734	—	—	180	149,914
Rental income and tenant reimbursements	—	—	10,819	—	10,819
Other income	714	—	—	589	1,303
Total income (loss)	208,554	(11,417)	17,146	769	215,052
Expenses:
Management fees	—	—	—	31,367	31,367
Investment and servicing expenses	2,155	—	75	1,899	4,129
Transaction costs	6,081	—	137	1,224	7,442
Interest expense	8,444	—	3,257	20,379	32,080
Property operating expenses	—	—	2,743	—	2,743
Depreciation and amortization	—	—	4,097	—	4,097
Administrative expenses	577	—	—	7,274	7,851
Total expenses	17,257	—	10,309	62,143	89,709
Other gain, net	165	—	—	1,073	1,238
Income (loss) before income taxes	191,462	(11,417)	6,837	(60,301)	126,581
Income tax benefit	—	—	—	(2,218)	(2,218)
Net income (loss)	191,462	(11,417)	6,837	(58,083)	128,799
Net income attributable to noncontrolling interests	28,677	—	1,789	—	30,466
Net income (loss) attributable to Colony Financial, Inc.	$162,785	$(11,417)	$5,048	$(58,083)	$98,333

(In thousands)	Real Estate Debt Investments	Single-Family Residential Rentals	Other Real Estate Equity Investments	Amounts Not Allocated to Segments	Total
Nine Months Ended September 30, 2013
Income:
Equity in income (loss) of unconsolidated joint ventures	$59,911	$(5,307)	$15,242	$—	$69,846
Interest income	54,267	—	—	282	54,549
Other income	984	—	—	—	984
Total income (loss)	115,162	(5,307)	15,242	282	125,379
Expenses:
Management fees	—	—	—	19,312	19,312
Investment and servicing expenses	1,341	—	25	504	1,870
Interest expense	3,926	—	—	8,572	12,498
Administrative expenses	—	—	—	5,393	5,393
Total expenses	5,267	—	25	33,781	39,073
Realized gain on sales of loans receivable, net	1,018	—	—	—	1,018
Other loss, net	(25)	—	—	—	(25)
Income (loss) before income taxes	110,888	(5,307)	15,217	(33,499)	87,299
Income tax provision	—	—	—	580	580
Net income (loss)	110,888	(5,307)	15,217	(34,079)	86,719
Net income attributable to noncontrolling interests	14,572	—	640	—	15,212
Net income (loss) attributable to Colony Financial, Inc.	$96,316	$(5,307)	$14,577	$(34,079)	$71,507

The net investments in each of the reportable segments are summarized as follows:

(In thousands)	September 30, 2014	December 31, 2013
Assets:
Real estate debt investments	$2,664,566	$1,707,228
Single-family residential rentals	515,315	530,007
Other real estate equity investments	475,273	344,244
Other assets not allocated to segments	298,496	47,073
Total consolidated assets	$3,953,650	$2,628,552

19. Subsequent Events
Subsequent to September 30, 2014, the Company invested and committed a combined $299 million in four new debt investments and $209 million in eight new loan originations in the Transitional CRE Lending Platform.
On October 30, 2014, the Company transferred 298 performing first mortgage loans secured by multifamily properties with a combined $316 million UPB into a securitization trust. The Company had previously purchased the loans from third parties. The securitization trust issued seven classes of certificates of which the most senior class of certificates were sold to third party investors at par and a fixed rate of 2.54% for gross proceeds of $217 million. The Company retained the remaining classes of certificates, which may be sold in the future at the Company’s discretion.
On November 4, 2014, the Company and Colony Capital announced a non-binding agreement in principle with respect to certain terms for the potential contribution to the Company of substantially all of Colony Capital's real estate and investment management businesses and operations (the “Proposed Transaction”). The Proposed Transaction contemplates that the combined company would be led by Executive Chairman, Thomas J. Barrack, Jr. and Chief Executive Officer, Richard B. Saltzman, and would employ the full management and investment team of Colony Capital. The Proposed Transaction would include the contribution of Colony Capital's management contracts for its existing real estate and non-real estate funds and investment vehicles, other than Colony Capital's interests in Colony American Homes, which has become a self-managed REIT effective November 4, 2014. Upon closing of the Proposed Transaction, the Company would have the right to conduct all future Colony-branded investment activities, including the formation of real estate and non-real estate private investment funds, and would own the Colony name and related intellectual property. The Proposed Transaction would also be subject to prior approval by the Company stockholders.
The form of consideration payable by the Company in the Proposed Transaction would be entirely in the Company’s common stock and/or units of a to-be-formed operating partnership (exchangeable for shares of the Company’s common stock or their equivalent in cash and to include associated voting rights), each with a reference price of $22.05 for purposes of determining the number of shares and units to be issued in the Proposed Transaction.
The aggregate consideration of up to $657.5 million would be payable with a combination of:

•	fixed upfront consideration equal to approximately $547.5 million;

•
contingent consideration of up to approximately $110 million, subject to multi-year performance targets for achievement of certain adjusted funds from operation (FFO) per share targets, and capital raising thresholds from the funds management businesses. If the minimum performance target for either of these metrics is not met or exceeded, the contingent consideration paid in respect of other metric would not be paid out in full; and

•
up to $15 million of the contingent consideration would be reallocated to upfront consideration if the volume-weighted average closing price of the Company’s common stock over the 10 trading days prior to the trading day preceding the date of a shareholder vote in connection with the Proposed Transaction were to exceed $24.05.

Pursuant to the non-binding agreement in principle, upon the consummation of the Proposed Transaction, all of Colony Capital’s senior executives would become employed by the Company (to be renamed Colony Capital, Inc.). In order to further demonstrate their collective long term commitment to the Company’s business, in accordance with the terms of the non-binding agreement in principle, Messrs. Barrack and Saltzman would enter into five-year employment agreements, and certain other key senior executives would enter into three-year employment agreements, and all such executives would each enter into lock-up arrangements with the Company, which, subject to certain exceptions for estate planning, partial share pledges and tax-related sales, would generally restrict them from transferring their respective interests in the Company’s operating partnership units and/or shares received in connection with the Proposed Transaction over the same period as their respective employment agreement terms, following the closing (if any) of the Proposed Transaction (the locked-up shares would be ratably reduced over such period). Messrs. Barrack and Saltzman also would enter into non-competition arrangements with the Company, each of which would provide for clawback as to a material portion of the Proposed Transaction consideration in the event such individuals violate the non-compete restrictions during the same period as their respective lock-ups.
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

Overview
Colony Financial, Inc. is a real estate investment and finance company that is focused on acquiring, originating and managing a diversified portfolio of real estate-related debt and equity investments at attractive risk-adjusted returns. Our investment portfolio and target assets are primarily composed of interests in: (i) real estate and real estate-related debt, including loans acquired at a discount to par in the secondary market and new originations; and (ii) real estate equity, including single-family homes held as rental investment properties. We were organized on June 23, 2009 as a Maryland corporation and completed our initial public offering in September 2009.
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
On November 4, 2014, the Company and Colony Capital announced a non-binding agreement in principle with respect to certain terms for the potential contribution to the Company of substantially all of Colony Capital's real estate and investment management businesses and operations (the “Proposed Transaction”). The Proposed Transaction contemplates that the combined company would be led by Executive Chairman, Thomas J. Barrack, Jr. and Chief Executive Officer, Richard B. Saltzman, and would employ the full management and investment team of Colony Capital. The Proposed Transaction would include the contribution of Colony Capital's management contracts for its existing real estate and non-real estate funds and investment vehicles, other than Colony Capital's interests in Colony American Homes, which has become a self-managed REIT effective November 4, 2014. Upon closing of the Proposed Transaction, the Company would have the right to conduct all future Colony-branded investment activities, including the formation of real estate and non-real estate private investment funds, and would own the Colony name and related intellectual property. The Proposed Transaction would also be subject to prior approval by the Company stockholders.

The form of consideration payable by the Company in the Proposed Transaction would be entirely in the Company’s common stock and/or units of a to-be-formed operating partnership (exchangeable for shares of the Company’s common stock or their equivalent in cash and to include associated voting rights), each with a reference price of $22.05 for purposes of determining the number of shares and units to be issued in the Proposed Transaction.
The aggregate consideration of up to $657.5 million would be payable with a combination of:

•	fixed upfront consideration equal to approximately $547.5 million;

•
contingent consideration of up to approximately $110 million, subject to multi-year performance targets for achievement of certain adjusted funds from operation (FFO) per share targets, and capital raising thresholds from the funds management businesses. If the minimum performance target for either of these metrics is not met or exceeded, the contingent consideration paid in respect of other metric would not be paid out in full; and

•
up to $15 million of the contingent consideration would be reallocated to upfront consideration if the volume-weighted average closing price of the Company’s common stock over the 10 trading days prior to the trading day preceding the date of a shareholder vote in connection with the Proposed Transaction were to exceed $24.05.

Pursuant to the non-binding agreement in principle, upon the consummation of the Proposed Transaction, all of Colony Capital’s senior executives would become employed by the Company (to be renamed Colony Capital, Inc.). In order to further demonstrate their collective long term commitment to the Company’s business, in accordance with the terms of the non-binding agreement in principle, Messrs. Barrack and Saltzman would enter into five-year employment agreements, and certain other key senior executives would enter into three-year employment agreements, and all such executives would each enter into lock-up arrangements with the Company, which, subject to certain exceptions for estate planning, partial share pledges and tax-related sales, would generally restrict them from transferring their respective interests in the Company’s operating partnership units and/or shares received in connection with the Proposed Transaction over the same period as their respective employment agreement terms, following the closing (if any) of the Proposed Transaction (the locked-up shares would be ratably reduced over such period). Messrs. Barrack and Saltzman also would enter into non-competition arrangements with the Company, each of which would provide for clawback as to a material portion of the Proposed Transaction consideration in the event such individuals violate the non-compete restrictions during the same period as their respective lock-ups.
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
Recent Developments
Investment Activities
The following are highlights of our investment activities during the third quarter of 2014:

•	Invested or committed $320 million of equity in nine new real estate debt investments;

•	Invested or committed $36 million in four new loan originations within our Transitional CRE Lending Platform;

•	Invested $97 million in two real estate equity investments including a triple-net leased property and a commercial real estate portfolio in the United Kingdom;

•	Received full payoffs on beneficial interests in debt securities and three originated loans.
See “—Our Investments” and “—Results of Operations” for more detailed information about our recent investment activities and financial results.
Financing Activities
During the third quarter of 2014, we completed the following financing transaction:

•	In July 2014, we completed an offering of 17.25 million shares of our common stock for net proceeds of approximately $382 million.
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

	September 30, 2014
(Amounts in thousands)	Carrying Value		Fair Value
Target Asset Type	Amount	Percentage of Portfolio	Amount	Percentage of Portfolio
Acquisitions	$985,233	34%	$1,035,375	32%
Originations (1)	1,025,719	36%	1,043,780	33%
Single-family residential rentals	515,315	18%	719,800	23%
Other real estate equity investments (2)	353,955	12%	386,040	12%
Total investments (3)	$2,880,222	100%	$3,184,995	100%

	December 31, 2013
(Amounts in thousands)	Carrying Value		Fair Value
Target Asset Type	Amount	Percentage of Portfolio	Amount	Percentage of Portfolio
Acquisitions	$660,328	33%	$691,515	32%
Originations (1)	605,727	30%	613,271	28%
Single-family residential rentals	530,007	26%	643,400	29%
Other real estate equity investments (2)	230,973	11%	244,055	11%
Total investments (3)	$2,027,035	100%	$2,192,241	100%

(1)	Originations include preferred equity investments earning a fixed return.

(2)
Other real estate equity investments include interests in real estate properties, equity interests obtained through foreclosures or deed-in-lieu of foreclosure on the collateral of target assets originally acquired or originated as debt instruments, and preferred equity earning a fixed return plus equity participation.

(3)	The following table provides a reconciliation of total investments presented above to the amounts included in our consolidated financial statements and the accompanying notes in Item 1 of this Report:

(Amounts in thousands)	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Investments in unconsolidated joint ventures	$1,553,138	$1,830,650	$1,369,529	$1,530,574
Loans receivable, net	1,833,801	1,862,500	1,028,654	1,034,600
Real estate and related intangible assets, net	149,662	154,250	112,468	112,468
Other assets, net of other liabilities of investment entities	91,058	91,058	66,860	66,860
Derivative instruments, net	10,879	10,879	(2,952)	(2,952)
Less: Secured financing	(487,258)	(487,565)	(277,607)	(277,600)
Less: Noncontrolling interests	(271,058)	(276,777)	(269,917)	(271,709)
Total investments	$2,880,222	$3,184,995	$2,027,035	$2,192,241
At September 30, 2014 and December 31, 2013, our net invested equity in European investments amounted to approximately $475 million and $197 million, respectively.
Additional details and recent developments about our individual investments are provided in the following table and discussion:

(Amounts in millions)		Balance at September 30, 2014
Our Investments	Date of Initial Investment	Investment Carrying Value (1)	Committed Equity (2)	Investment Description/ Status at September 30, 2014
Real estate debt—Acquisitions
Fannie Mae Portfolio	Jun-14	261.9	—	224 performing first mortgage loans collateralized primarily by multifamily properties located in U.S.
Spanish CRE Loan Portfolio I	Nov-13	142.4	—	3 sub-performing, first mortgage loans secured by two office properties and one retail property in Spain

(Amounts in millions)		Balance at September 30, 2014
Our Investments	Date of Initial Investment	Investment Carrying Value (1)	Committed Equity (2)	Investment Description/ Status at September 30, 2014
MF1 Loan Portfolio	Aug-14	94.5	—	Acquired portfolio of primarily performing loans collateralized by multifamily properties across 33 states with the largest concentrations in Texas and California
Freddie Mac Portfolio (3)	Oct-13	51.0	—	23 primarily performing acquired loans secured mostly by first mortgage, commercial real estate
UK CRE 2014	Jul-14	48.1	—	Acquired sub-performing loan secured by 13 commercial properties throughout the United Kingdom
U.S. Loan Portfolio 2014-1 (3)	Mar-14	38.3	—	3 performing loans acquired from a European bank, secured by commercial real estate located in U.S.
U.S. Life Insurance Loan Portfolio	Dec-09	34.7	—	Acquired 15 performing first mortgages secured by commercial real estate
Florida Mixed-Use NPL	Aug-14	32.1	—	Acquired non-performing loan secured by a 444-acre development site located in Orlando, Florida
German Loan Portfolio IV	Jul-11	31.4	—	2 commercial REO properties in Germany
Bulls Loan Portfolio (3)	Jun-11	26.4	—	276 performing and non-performing acquired loans consisting of substantially all first mortgage recourse commercial real estate loans and 24 REO properties.
CRE FDIC Portfolio	Aug-11	26.3	—	332 performing and non-performing loans acquired in a structured transaction with the FDIC, secured mostly by commercial real estate, and 27 REO properties
Florida Retail First Mortgage	Feb-13	23.4	—	Acquired performing senior mortgage loan secured by a retail property in Florida
DB FDIC Portfolio	Jan-10	21.3	1.7	368 performing and non-performing loans acquired in a structured transaction with the FDIC, secured mostly by commercial real estate and 77 REO properties
Class A Manhattan Office Loan Participation	Mar-10	19.6	—	First mortgage pari-passu participation interest secured by Class A midtown Manhattan office building
Project London Loan Portfolio (3)	Sep-12	17.6	—	5 performing and non-performing acquired loans secured by commercial real estate
Other acquisitions (3)	Various	116.2	0.7	19 investments, each with less than $15 million of current investment balance
Total acquisitions		985.2	2.4

Real estate debt—Originations
Transitional CRE Lending Platform (3)	Various	216.8	27.7	22 first mortgage loan and 2 mezzanine loan originations secured by retail, multifamily, office and hospitality properties
National Hotel Portfolio Mezzanine Loan	May-13	175.2	—	Mezzanine loan origination secured by equity interests in an entity owning a diversified portfolio of 152 full service, limited service, and extended stay hotels located throughout the U.S.
Lifestyle Athletic Club Mortgage Participation	Mar-13	87.4	8.3	First mortgage loan origination secured by 11 athletic lifestyle clubs located in California
UK Retail Borrower Recapitalization	Mar-14	78.4	12.1	Mezzanine loan secured by a large U.K. shopping center
Times Square First Mortgage Loan	Apr-14	59.8	—	Origination of a first mortgage loan secured by a development site in the Times Square submarket of Manhattan, New York
One Court Square Preferred Equity	Jul-12	51.1	—	Preferred equity investment in an entity that acquired a Class A office tower located in Long Island City, New York
Hawaii Luxury Resort (3)	Feb-14	35.6	4.2	Subordinated loan origination secured by a luxury, coastal resort hotel located in Maui
French Hospitality Loan	Jul-14	34.4	—	Originated loan secured by two mortgages and an equity pledge in a portfolio of 12 hotels located in France

(Amounts in millions)		Balance at September 30, 2014
Our Investments	Date of Initial Investment	Investment Carrying Value (1)	Committed Equity (2)	Investment Description/ Status at September 30, 2014
Mediterranean Resort Loan	Aug-14	27.2	—	Originated mezzanine loan secured by an equity pledge in the borrower entities that own a Mediterranean resort with a hotel and villas
American Coastal Properties Loan	Jul-13	26.7	—	First mortgage loan to finance the acquisition and redevelopment of high-end, single family residential properties in infill, coastal southern California markets
Luxury Destination Club Recourse Loan I	Sep-11	24.4	—	Performing first mortgage secured by 37 properties located primarily in Manhattan, NY and Maui
New England Hotel Portfolio Mezzanine Loan	May-12	24.3	3.9	Performing mezzanine loan origination cross-collateralized by a portfolio of select service hotels
Irish Office Development Loan	Jul-14	23.8	—	Originated first mortgage loan to finance the acquisition of an office development site in Dublin, Ireland
Mexico Luxury Resort Junior Mortgage Participation	Aug-13	20.1	—	Participation in junior first mortgage interest secured by a luxury beach resort in Mexico
St. Barths Hotel and Villa Mortgage Loan	Sep-13	18.2	—	First mortgage loans secured by a partially constructed hotel and residential development project located in the Caribbean
Southern California Land Loan	May-11	16.9	—	First mortgage loan secured by a Southern California master planned development and equity participation rights
Pennsylvania Retail B-Note	Apr-14	16.4	—	Origination of a B-note secured by three retail assets in Pennsylvania and Ohio
Southern California Land Loan 2014-1	Mar-14	16.0	1.9	First mortgage loan secured by a 135-acre residential development project located in Southern California and equity participation rights
Other originations (3)	Various	73.0	53.5	9 investments, each with less than $15 million of current investment balance
Total Originations		1,025.7	111.6

Real estate debt—Single-Family Residential Rentals (3)	Mar-12	515.3	—	Investment in CAH OP, an investment vehicle created for the purpose of acquiring and renting single-family homes, and warrants in its manager.

Real Estate Equity—Other
Multifamily Portfolio Preferred Equity	Mar-13	132.2	—	Preferred equity investment in an entity that acquired a multifamily portfolio composed of approximately 7,600 units located in Georgia, Florida and Texas
UK REO Portfolio	Sep-14	77.6	—	Mixed portfolio of 25 commercial properties located throughout the United Kingdom
Hotel Portfolio (3)	Apr-10	32.1	—	Equity interests in and senior mezzanine loan receivable from entities owning a portfolio of 98 limited service hotels
Midwest NNN Office Campus (3)	Dec-13	31.9		Equity interests in a credit tenant lease office campus in the Midwest
Phoenix Corporate Tower	Dec-12	18.6	—	Equity interest in a high-rise office tower located in Phoenix, Arizona
California Master Planned Communities	May-12	17.7	—	Equity interests acquired through deed-in-lieu in 2 partially developed master planned communities located in California
Arizona NNN Building	Jun-14	15.8	—	Equity investments in triple net leased property located in Phoenix, Arizona
Safeway-Albertsons	Mar-14	—	50.0	Equity commitment to an investor consortium acquiring shares of common stock in Safeway Inc., a publicly-traded grocery chain and merging with existing Albertsons grocery chain
Other equity investments	Various	28.1	—	3 investments with less than $15 million of current investment balance

(Amounts in millions)		Balance at September 30, 2014
Our Investments	Date of Initial Investment	Investment Carrying Value (1)	Committed Equity (2)	Investment Description/ Status at September 30, 2014
Total other real estate equity		354.0	50.0
Total investments		$2,880.2	$164.0

(1)
Amounts represent the carrying value of our investment at September 30, 2014, net of investment-specific financing and amounts attributable to noncontrolling interests. Amounts reflect our investments and our share of income less amounts distributed and realized since the inception of the investment.

(2)
Amounts represent our share of additional funding commitments for future investments, unfunded lending commitments, ordinary operating costs, guaranties or other commitments of each investment as of September 30, 2014, as described in Note 17 to our consolidated financial statements included in Item 1 of this Report.

(3)	Investments with non-recourse financing.
Real Estate Debt—Acquisitions

•
Fannie Mae Portfolio. In June 2014, we acquired a performing loan portfolio with an aggregate unpaid principal balance ("UPB") of $272 million from Fannie Mae. The portfolio was composed of 237 first mortgage loans with an average loan balance of $1.1 million, a weighted average coupon of 6%, and is 88% collateralized by multifamily properties. The collateral is geographically diversified across 43 states with the largest concentration in California. The aggregate purchase price for the portfolio was approximately $275 million. In October 2014, we financed this portfolio in a securitization transaction (see "—Liquidity and Capital Resources—Investment-Level Financing").

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

•
MF1 Loan Portfolio. In August 2014, we acquired a portfolio of performing and non-performing loans with an aggregate UPB of $98 million from a commercial bank. The portfolio is composed of 110 first mortgage loans with an average loan balance of $0.9 million, a weighted average coupon of 6%, and is 93% collateralized by multifamily properties. The collateral is geographically diversified across 33 states with the largest concentrations in Texas and California. The aggregate purchase price for the portfolio was approximately $94 million. In October 2014, we financed this portfolio in a securitization transaction (see "—Liquidity and Capital Resources—Investment-Level Financing").

•
UK CRE 2014. In July 2014, we, in a joint venture with a certain Co-Investment Fund, acquired an £80.3 million sub-performing loan from a German financial institution. The loan is secured by 13 commercial real estate assets which include office, industrial and retail properties, comprising approximately 781,000 square feet in aggregate throughout the United Kingdom. The loan bears interest at one-month LIBOR plus 0.85% and additional default interest of 1%. The purchase price for the loan was £56.0 million, representing approximately 70% of the outstanding principal balance. Our share of the investment is 50%, or approximately $48.1 million.

•
Florida Mixed-Use NPL. In August 2014, we invested in a joint venture with a Co-Investment Fund to acquire a nonperforming loan with an aggregate unpaid principal balance of approximately $171 million secured by a 19 parcel, 444 acre development site located in the tourist corridor of Orlando, Florida. The purchase price for the loan was $63.5 million, representing approximately 37% of the outstanding principal balance. Our share of the investment is 50%, or approximately $31.8 million.

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

•
Spanish REOC/Colonial Loan. In November 2009, we, in a joint venture with Co-Investment Funds, together with a 50% third party investor (collectively, the "Colonial Investors"), acquired a €903 million share of a €4.3 billion syndicated loan to Inmobiliaria Colonial, S.A. (“Colonial”), a leading Spanish real estate company listed on the Madrid Stock Exchange, at a 63% discount to par. In February 2010, the loan was restructured into a first mortgage of €354 million earning Euro Interbank Offered Rate (“Euribor”) plus 1.75% secured by office properties, 3.3 billion shares of Colonial and a €144 million loan (“Devco Loan”) (including €50 million warrants) earning Euribor plus 4% paid-in-kind interest secured by development properties. In May 2014, pursuant to a restructuring and recapitalization of Colonial, the following transactions took place: (i) the Colonial Investors received full payoff of the first mortgage loan, resulting in a substantial gain compared to the allocated basis in the loan; (ii) as an existing shareholder and creditor, the Colonial Investors received subscription rights to acquire shares in the restructured company, which, together with a cash investment, the Colonial Investors exercised at the time of the restructuring to acquire 300 million shares of the newly restructured Colonial; (iii) the joint venture between us and the Co-Investment Funds acquired the third party investor’s 50% share of the Devco Loan at a substantial discount, which, when combined with our existing interest in the loan, resulted in a cost basis of approximately 19% of the total UPB. As a result of the payoff of the first mortgage loan and sales of Colonial shares through the third quarter of 2014, we recognized combined gains of approximately $4.9 million, which represents our 5.1% share of the joint venture's gains.

Real Estate Debt—Originations

•
Transitional CRE Lending Platform. From May 2013 to Sept 30, 2014, we originated 22 first mortgage loans and two mezzanine loans with an aggregate UPB of $377.5 million and unfunded commitments of $28.0 million within our Transitional CRE Lending Platform. Four of the 24 loans totaling $36.0 million in UPB were originated during the current quarter, along with $3.0 million of additional funding on a mezzanine loan. Eleven of the loans in the portfolio were included in a floating rate securitization that was completed in April 2014. The loans in the portfolio bear interest, on a weighted average basis, at 1-month LIBOR plus 6.0%, and have initial terms of 2 to 3 years. The loans feature one to three 12-month extension options subject to payment of extension fees and satisfaction of certain performance metrics. The underlying collateral includes retail, multifamily, office, hospitality, and industrial properties.  During the three months ended September 30, 2014, the Company made draws on the Repurchase Facility to finance nine non-securitized variable rate loans originated within the Transitional CRE Lending Platform. The draws provided $90.1 million of financing on loans with an aggregate unpaid principal balance of $162.3 million. The financing bears interest at 1-month LIBOR plus 2.5%. At September 30, 2014, $90.1 million was outstanding under the facility (see "—Liquidity and Capital Resources—Repurchase Facility").

•
UK Retail Borrower Recapitalization. As a part of a borrower recapitalization transaction in March 2014, a joint venture between us and a Co-Investment Fund originated a £140 million (approximately $233 million) loan that was primarily collateralized by a first mortgage on a large U.K. shopping center. The loan proceeds were used to refinance an existing loan at a significant discount to par despite there having been no monetary default. In connection with refinancing, the Company originated a new mezzanine loan with an unpaid principal balance ("UPB") of $81 million. In connection with the payoff of the original mortgage loan, the borrower paid a $6.6 million exit fee. The refinancing also resulted in full recognition of the unamortized origination discount. As a result of the refinancing, we recognized a combined gain of approximately $15.8 million, net of amounts attributable to noncontrolling interests. Our share of the joint venture with the Co-Investment Fund is 96%.

•
French Tender Financing. In June 2014, we, in a joint venture with a Co-Investment Fund, funded €128 million, or approximately $175 million, to finance a tender offer of all outstanding shares of a publicly listed REIT in France by its largest shareholder. The tender offer was withdrawn due to a superior rival bid, and the loan, including approximately $3 million of interests and fees, was repaid in full in July 2014. In October 2014, the joint venture received approximately $0.7 million in profit participation when the tender closed. Our share of the joint venture with the Co-Investment Fund was 78.5%.

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

•
French Hospitality Loan. In July 2014, we invested in a joint venture with a Co-Investment Fund to originate a €53 million loan which is secured by an equity pledge in a portfolio of 12 upscale and luxury hotels located in Courchevel and Saint-Tropez, France (representing an approximate 20% loan-to-value on the entire security package) and including first mortgages on the two most valuable properties, which represent an approximate mortgage loan-to-value of 50%. The loan bears an interest rate of 9%, of which 3% is paid-in-kind, and a 2% origination fee. The initial term of the loan is three years and includes up to two years of extension periods. Our share of this investment is 50% or $35 million.

•
Mediterranean Resort Loan. In August 2014, we invested in a joint venture with a Co-Investment Fund to originate a €40.4 million mezzanine loan secured by an equity pledge in a development company that owns a luxury resort in Greece. The loan bears an annual interest rate of 11%. The term of the loan is six years. We and the Co-Investment Funds will also participate in profits from hotel operations and private villa sales. A portion of the loan will be used to acquire and develop a land plot adjacent to the hotel, featuring 20 additional hotel pavilions and 13 additional private luxury villas, and to finalize the construction of the beach club. Our share of this investment, including capitalized origination costs, is 50% or $27 million.

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
On April 10, 2014, CAH obtained a mortgage loan secured by approximately 3,400 single-family rental homes in its portfolio in the amount of $514 million with a blended rate, including servicing fees, of LIBOR plus 1.78% with a 0.25% LIBOR floor. On June 30, 2014, CAH obtained a mortgage loan secured by approximately 3,700 single-family rental homes in its portfolio in the amount of $558.5 million with a blended rate, including servicing fees, of LIBOR plus 1.74%. Both mortgage loans were transferred by the lender into securitization trusts which issued certificates representing beneficial interests in the mortgage loans.
At September 30, 2014, CAH OP owned 18,223 housing units located in ten states across the United States, including units owned in a joint venture with Fannie Mae. The following table provides an overview of the portfolio at September 30, 2014:

State	Number of Homes (1)		Total Cost Basis (in millions) (2)	Average Cost Per Home (in thousands)	Average Home Size (Square Feet)	Average Cost Per Square Foot
Properties wholly-owned by CAH OP and held for investment:
Arizona	1,210		$171	$142	1,745	$81
California	3,038		863	284	1,666	171
Colorado	981		173	176	1,753	101
Delaware	110		18	166	1,497	111
Florida	4,444		829	187	1,881	99
Georgia	3,557		479	135	2,018	67
Nevada	1,658		332	200	2,042	98
North Carolina	384		68	177	2,218	80
Pennsylvania	4		1	142	1,160	122
Texas	1,826		230	126	1,816	69
	17,212	(3)	$3,164	$184	1,868	$98
Jointly-owned properties (4)	1,011
	18,223

(1)
Represents total housing units, which are leased separately from any other housing units. No property with a single deed has more than four housing units, and less than 1% of our wholly owned properties have more than one housing unit.

(2)	Includes acquisition and renovation costs incurred through September 30, 2014.

(3)	Includes 318 housing units held for sale representing $36.5 million in total cost basis at September 30, 2014.

(4)	Jointly-owned properties are owned through a joint venture with Fannie Mae in which CAH OP acquired its managing member interest for an aggregate payment of $35.1 million.
On November 4, 2014, Colony American Homes completed the internalization of its external manager.
Real Estate Equity—Other

•
UK REO Portfolio. In September 2014, we entered into a joint venture with a Co-Investment Fund to acquire a portfolio of 25 commercial real estate assets comprising 950,000 square feet from a British bank for £93.7 million, or approximately $153.7 million. The portfolio is composed of office, industrial, retail and hospitality properties throughout the United Kingdom. Our share of this investment (as between us and the Co-Investment Funds) is 50%, or approximately $76.8 million.

•
Arizona NNN Building. In June 2014, we acquired a single-tenant net leased property for approximately $15.7 million. The facility is a former 82,000 square feet Class A office building located in Phoenix, Arizona, which is currently being used as a high school campus. The tenant is a private educational organization serving one of the largest global private K-12 student groups with schools on three continents and has 13 years remaining under its lease.

•
Safeway-Albertsons. In March 2014, we committed $100 million of new equity in a consortium led by Cerberus Capital Management, L.P. that agreed to acquire all of the outstanding shares of Safeway Inc. pursuant to a merger agreement. The consortium currently owns other national grocery chains, including Albertsons. In connection with the equity commitment, we provided a guaranty to Safeway Inc. for our pro rata share of the $400 million termination fee, or approximately $17.6 million, which becomes payable under certain circumstances, including failure to complete the merger within 15 months, and a court-issued injunction to block the merger pursuant to antitrust laws. We have determined that a payment pursuant to the guaranty is remote, and have not accrued a liability related to the guarantee. In June 2014, through our controlled subsidiary for this transaction, we assigned $50 million of the $100 million equity commitment in the investment and a ratable share of any liability arising from the guaranty to a passive third-party co-investment participant. The merger is expected to close in the first quarter of 2015.

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
Investment Activity Subsequent to September 30, 2014

•
Texas Hotel Development Loan. In October 2014, we committed to invest in a joint venture with a Co-Investment fund to originate a $305 million senior loan and preferred equity construction facility. The proceeds will be used to finance the development of a $370 million, 1,066-key, branded, four-star, full-service hotel located in Austin, Texas. The facility has a five year initial term with two one-year extension options, a 1% origination fee, an interest rate of 7.5% and a profit participation of 40%. The joint venture expects to participate a senior interest in the loan and to fund its commitment over the next three years. Our share of this investment is 50%.

•
California Hotel Development Loan. In October 2014, we committed to invest in a joint venture with a Co-Investment fund to originate a $95 million senior loan facility. The proceeds will be used to finance the construction of a 317-key, branded, four-star hotel located in Southern California. The loan has a three year initial term with two one-year extension options, a 1.0% origination fee, and a 0.5% extension fee. The loan bears an interest rate of 1-month LIBOR plus 9.0% with a LIBOR floor of 0.5%. The joint venture expects to participate a senior interest in the loan and to fund its commitment over the next 18 months. Our share of this investment is 50%, or $47.5 million of the total commitment.

•
European Real Estate Co. Mezzanine Loan. In October 2014, we invested in a joint venture with a Co-Investment Fund to originate a €52.5 million mezzanine loan to a distressed European real estate company that owns 82 properties in France and Spain consisting primarily of office buildings and hotels. Overall loan-to-value of this mezzanine stands at 72%. The mezzanine loan is secured by shares of the company, which may be acquired through the exercise of a call option. The loan matures in 6 years and bears a 15% interest, of which 7% is payable in cash and 8% is paid-in-kind for the first 2 years, and fully payable in cash thereafter. Our share of this investment is 50%.

•
California Multifamily & Office Development Loan. In October 2014, we originated a $77 million first mortgage loan commitment that is primarily collateralized by a prime 2.5 acre land parcel in the heart of San Francisco’s mid-Market district. Of the committed amount, we funded $55.1 million, less a $4.9 million interest reserve and a 1% origination fee, in October 2014. The initial loan proceeds at closing were used to acquire the land, while additional loan proceeds will be drawn upon during the term of the loan to fund the development of the site into a luxury residential tower and office building. The loan has a 2-year initial term and bears an interest rate of 1-month LIBOR plus 8.0%.

•
Transitional CRE Lending Platform. In October 2014, we originated six first mortgage loans and two mezzanine loans with an aggregate UPB of $204.8 million within our Transitional CRE Lending Platform. The loans in the portfolio bear interest, on a weighted average basis, at 1-month LIBOR plus 6.2%, and have initial terms of 1 to 3 years. The loans feature extension options ranging from one to three years subject to payment of extension fees and satisfaction of certain performance metrics. The underlying collateral includes office, retail, industrial, and multifamily. In October 2014, we drew $7.8 million on the Repurchase Facility to finance one of the six originations. (see "—Liquidity and Capital Resources—Repurchase Facility")

Critical Accounting Policies and Estimates
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

Results of Operations—Comparison of Three Months Ended September 30, 2014 and 2013
Our results of operations are primarily dependent upon our income-producing investments. At September 30, 2014, we had 72 active investments representing $2.9 billion of invested equity, compared to 56 investments and $1.7 billion at

September 30, 2013. In general, period-over-period increases in our results of operations reflect our ongoing investment activities and capital-raising efforts. Due to the overall growth and increased number of investments in nearly every category, the results of operations presented below for each period are not directly comparable and are not necessarily indicative of future financial condition or results of operations.
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
Income (loss) from our investments by type of investment is summarized below:

	Three Months Ended September 30, 2014
(In thousands)	Income (Loss)	Less: Expenses, Other (Income) Loss and Income Tax Provision	Less: Net Income (Loss) Attributable to Noncontrolling Interests	Net Income (Loss) Attributable to Colony Financial, Inc.
Amounts allocated to investment segments:
Real estate debt investments
Acquisitions:
Single loans—first mortgages	$1,682	$2	$—	$1,680
Single loans—subordinated debt (1)	—	—	—	—
Loan portfolios	21,752	2,850	1,885	17,017
CMBS/bonds	220	2	2	216
Total acquisitions	23,654	2,854	1,887	18,913
Originations:
Senior & whole mortgage loans	39,335	2,186	1,840	35,309
Subordinated debt (1)	17,678	218	4,686	12,774
Total originations	57,013	2,404	6,526	48,083
Total real estate debt investments	80,667	5,258	8,413	66,996
Single-family residential rentals	(4,582)	—	—	(4,582)
Other real estate equity investments (2)	489	3,883	580	(3,974)
Total investments	76,574	9,141	8,993	58,440
Amounts not allocated to investment segments	708	20,194	—	(19,486)
	$77,282	$29,335	$8,993	$38,954

	Three Months Ended September 30, 2013
(In thousands)	Income (Loss)	Less: Expenses, Other (Income) Loss and Income Tax Provision	Less: Net Income Attributable to Noncontrolling Interests	Net Income (Loss) Attributable to Colony Financial, Inc.
Amounts allocated to investment segments:
Real estate debt investments
Acquisitions:
Single loans—first mortgages	$8,973	$1,165	$1,499	$6,309
Single loans—subordinated debt (1)	1,585	1	204	1,380
Loan portfolios	9,371	275	—	9,096
CMBS/bonds	879	181	13	685
Total acquisitions	20,808	1,622	1,716	17,470
Originations:
Senior & whole mortgage loans	4,244	202	377	3,665
Subordinated debt (1)	18,238	23	5,006	13,209
Total originations	22,482	225	5,383	16,874
Total real estate debt investments	43,290	1,847	7,099	34,344
Single-family residential rentals	(1,576)	—	—	(1,576)
Other real estate equity investments (2)	6,749	—	415	6,334
Total investments	48,463	1,847	7,514	39,102
Amounts not allocated to investment segments	25	12,678	—	(12,653)
	$48,488	$14,525	$7,514	$26,449

(1)	Subordinated debt includes B-notes, mezzanine loans, and preferred equity earning a fixed return.

(2)
Other real estate equity investments include interests in real estate properties, equity interests obtained through foreclosures or deed-in-lieu of foreclosure on the collateral of target assets originally acquired or originated as debt instruments, and preferred equity earning a fixed return plus equity participation.

Net Income from Real Estate Debt Investments
Net income from acquired single first mortgage loans for the three months ended September 30, 2014 decreased $4.6 million, or 73%, compared to the three months ended September 30, 2013. The decrease primarily reflects net interest income from Luxury Destination Club Recourse Loan II which was repaid in full in April 2014 and a $2.5 million gain on foreclosure of the Phoenix Corporate Tower Loan in September 2013. Expenses on acquired first mortgage loans for the three months ended September 30, 2013 include the interest expense and servicing costs on Luxury Destination Club Recourse Loan II prior to its repayment, where we obtained seller-provided financing. All contractual interest due for the term of the financing had been pre-funded by the borrower.
Net income from acquired subordinated debt for the three months ended September 30, 2014 decreased $1.4 million, or 100%, compared to the three months ended September 30, 2013. The decrease primarily reflects income from the Manhattan Landmark Buildings Loan and the Ashford Notes which were repaid in full in June and February 2014, respectively.
Net income from loan portfolios include income from loan portfolios acquired in structured transactions with the FDIC as well as from commercial banks. For the three months ended September 30, 2014, net income from loan portfolios increased $7.9 million, or 87%, compared to the three months ended September 30, 2013. The drivers of the overall increase are: additional income from six loan portfolios acquired since the third quarter of 2013, lower interest expense on FDIC purchase money notes resulting from principal payments, and favorable changes in expected accretable yields on some of our existing portfolios. These increases are partially offset by decreases due to ongoing loan resolutions within the portfolios.
Net income from CMBS/bonds for the three months ended September 30, 2014 decreased $0.5 million, or 68%, compared to the three months ended September 30, 2013. The decrease primarily reflects the sale of a senior CMBS bond in December 2013.
Net income from originated senior and whole mortgage loans for the three months ended September 30, 2014 increased $31.6 million, or 863%, compared to the three months ended September 30, 2013. The increase primarily reflects $27.2 million of net income generated from eight new loan originations, including a $15.8 million gain recognized from the payoff of UK Retail Borrower Recapitalization first mortgage loan in connection with the borrower's first mortgage refinancing. The gain consisted of an exit fee and unamortized origination discount in September 2014. We also originated 22 new loans within the Transitional CRE Lending Platform since the third quarter of 2013. The increases are offset by the reduction in income following a partial prepayment of Boca Raton Multifamily Land Loan in January 2014 and reclassification of the Lifestyle Athletic Club Mortgage Participation from originated whole mortgages to originated subordinated debt following the sale of an A-note in July 2013.
Net income from originated subordinated debt for the three months ended September 30, 2014 decreased $0.4 million, or 3%, compared to the three months ended September 30, 2013. The decrease primarily reflects a $1.1 million gain recognized from the sale of our pro-rata share of the Extended Stay Mezzanine B&C Loans in September 2013 and interest income from the Centro Mezzanine Loan which was fully repaid in August 2013. This decrease was partially offset by income from five new originations since the third quarter of 2013.
Loss from Single-Family Residential Rentals
Our investment in single-family residential rentals through CAH OP generated a loss of $4.6 million and $1.6 million during the three months ended September 30, 2014 and 2013, respectively, including approximately $5.2 million and $2.6 million, respectively, that represents our share of depreciation expense. The SFR rental business was started in March 2012 and the business has grown rapidly; therefore, prior year results do not provide meaningful comparisons to the current year results. As of September 30, 2014, CAH OP owned 18,223 units in ten states, including units operated in a joint venture with Fannie Mae, compared to 14,072 units as of September 30, 2013. The overall portfolio was 83% occupied as of September 30, 2014, up from 59% occupied as of September 30, 2013. The improvement in portfolio occupancy is the result of improved operational performance including higher renovation and leasing productivity. During the three months ended September 30, 2014, CAH OP averaged approximately 700 renovations and over 950 new leases signed per month while acquisitions averaged approximately 330 homes per month.
Net income from Other Real Estate Equity Investments
Net income from other real estate equity investments decreased by $10.3 million, or 163%, from the three months ended September 30, 2013 to the three months ended September 30, 2014. Net income from other real estate equity investments for the three months ended September 30, 2014 includes income from the Multifamily Portfolio Preferred Equity, which we closed in March 2013 and in which we have made additional investments since then, and net income from the triple-net leased Midwest NNN Office Campus, Arizona NNN Building and Ohio NNN Portfolio acquired in December 2013, June 2014 and July 2014, respectively. These amounts are partially offset by net losses generated from our equity interests in the Hawaii Luxury Resort, UK Retail Borrower Recapitalization and UK REO Portfolio acquired in 2014. Additionally, our share of acquisition costs and stamp duties of $3.7 million for the UK REO Portfolio is reflected in our income from unconsolidated joint ventures. Net income from other real estate equity investments for the three months ended September 30, 2013 reflects income from our investment in First Republic Bank, including a $3.6 million gain recognized from the sale of 173,495 shares of its common stock.
Net income from European Investments
Net income from our European real estate investments for the three months ended September 30, 2014 and 2013 was $22.6 million and $0.4 million, respectively, reflecting the substantial increase in the number of our investments in Europe as discussed above. Net income from our European investments for the three months ended September 30, 2014 includes interest income from Spanish CRE Loan Portfolio I, UK Retail Borrower Recapitalization and French Tender Financing, among others.
Concentration
Certain investments individually generated greater than 10% of our total income for the periods presented. For the three months ended September 30, 2014 and 2013, Luxury Destination Club Recourse Loan I and II, which share the same corporate guarantor, generated 2% and 13% of total income, respectively, including income attributable to the 33% and 40% noncontrolling interests. Luxury Destination Club Recourse Loan II was fully paid off by the borrower during the second quarter of 2014. National Hotel Portfolio Mezzanine Loan generated 16% and 20% of our total income for the three months ended September 30, 2014 and 2013, respectively, including income attributable to the 47% noncontrolling interests.
Amounts Not Allocated to Investments
Certain non-investment-specific income and expense amounts not allocated to segments are summarized below.

	Three Months Ended September 30,
(in thousands)	2014	2013
Income:
Interest income from cash	$119	$25
Other income	589	—
Total income	$708	$25
Expenses:
Management fees	$10,717	$6,520
Unconsummated deal expenses	463	173
Transaction costs	974	—
Interest expense	8,016	4,185
Administrative expense	2,488	1,814
Income tax benefit	(2,464)	(14)
Total expenses	$20,194	$12,678

•	Management Fees—Management fees include the following:

	Three Months Ended September 30,
(in thousands)	2014	2013
Base management fees	$8,907	$5,534
Share-based compensation	1,810	986
	$10,717	$6,520
Base management fees have increased by approximately $3.4 million from the three months ended September 30, 2013 to the three months ended September 30, 2014 due to an increase in our fee base, as defined in our management agreement with the Manager. The increases in our fee base are largely attributable to net proceeds from our equity offerings. The increases resulted from one preferred stock offering, three common stock offerings, and our issuance of common stock under our at-the-market stock offering program ("ATM Program") since the third quarter of 2013, with combined net proceeds of approximately $1.0 billion. Share-based compensation represents expense recognized on restricted shares awarded to our Manager, certain of our executive officers and certain employees of our Manager and its affiliates in 2012 and January 2014. Based upon the vesting schedule of shares awarded and the fair value as of each measurement date, share-based compensation could fluctuate significantly.

•
Interest Expense—For the three months ended September 30, 2014 and 2013, we incurred non-segment interest expense of $8.0 million and $4.2 million, respectively, primarily on our credit facility and convertible senior notes. Interest expense for 2014 was significantly higher as we issued additional convertible senior notes subsequent to the third quarter of 2013 in January 2014 and June 2014. We do not attribute borrowings on our credit facility or proceeds from issuance of convertible notes to specific investments.

•	Administrative Expenses—Administrative expenses are summarized below:

	Three Months Ended September 30,
(In thousands)	2014	2013
Reimbursements to Colony Capital:
Compensation pursuant to secondment agreement	$325	$314
Allocated overhead and direct administrative expenses	890	436
Total reimbursements to Colony Capital	1,215	750
Professional fees	648	672
Other	625	392
	$2,488	$1,814
Total administrative expenses not allocated to investments increased by $0.7 million, or 37%, from the three months ended September 30, 2013 to the three months ended September 30, 2014 reflecting the added administrative burden associated with the growth of our business.

•
Income Tax Provision—Our taxable REIT subsidiaries (each a “TRS”), which directly or indirectly hold certain of our investments, are subject to corporate level federal, state, foreign and local income taxes. For the three months ended September 30, 2014 and 2013, we recognized income tax benefit of $2.5 million and $14,000, respectively. Our current primary sources of income subject to taxation are income from loan resolutions in some of our loan portfolios, income from our interests in asset management companies which manage some of our loan portfolios, and hotel operations from our Hotel Portfolio. Income tax benefit for 2014 was higher than 2013 as a result of net losses from our Hotel Portfolio, Hawaii Luxury Resort and California Master Planned Communities which were partially offset by income tax expenses on other taxable activities.

Comparison of Nine Months Ended September 30, 2014 and 2013
Income from Our Investments
Income (loss) from our investments by type of investment is summarized below:

	Nine Months Ended September 30, 2014
(In thousands)	Income (Loss)	Less: Expenses, Other (Income) Loss and Income Tax Provision	Less: Net Income (Loss) Attributable to Noncontrolling Interests	Net Income (Loss) Attributable to Colony Financial, Inc.
Amounts allocated to investment segments:
Real estate debt investments
Acquisitions:
Single loans—first mortgages	$26,499	$1,414	$6,396	$18,689
Single loans—subordinated debt (1)	2,943	2	644	2,297
Loan portfolios	60,149	11,348	4,742	44,059
CMBS/bonds	977	(105)	(1)	1,083
Total acquisitions	90,568	12,659	11,781	66,128
Originations:
Senior & whole mortgage loans	67,532	3,986	3,150	60,396
Subordinated debt (1)	50,454	447	13,746	36,261
Total originations	117,986	4,433	16,896	96,657
Total real estate debt investments	208,554	17,092	28,677	162,785
Single-family residential rentals	(11,417)	—	—	(11,417)
Other real estate equity investments (2)	17,146	10,309	1,789	5,048
Total investments	214,283	27,401	30,466	156,416
Amounts not allocated to investment segments	769	58,852	—	(58,083)
	$215,052	$86,253	$30,466	$98,333

	Nine Months Ended September 30, 2013
(In thousands)	Income (Loss)	Less: Expenses, Other (Income) Loss and Income Tax Provision	Less: Net Income Attributable to Noncontrolling Interests	Net Income (Loss) Attributable to Colony Financial, Inc.
Amounts allocated to investment segments:
Real estate debt investments
Acquisitions:
Single loans—first mortgages	$22,175	$3,750	$4,549	$13,876
Single loans—subordinated debt (1)	4,708	2	607	4,099
Loan portfolios	28,023	944	—	27,079
CMBS/bonds	5,615	59	36	5,520
Total acquisitions	60,521	4,755	5,192	50,574
Originations:
Senior & whole mortgage loans	17,480	210	1,117	16,153
Subordinated debt (1)	38,179	327	8,263	29,589
Total originations	55,659	537	9,380	45,742
Total real estate debt investments	116,180	5,292	14,572	96,316
Single-family residential rentals	(5,307)	—	—	(5,307)
Other real estate equity investments (2)	15,242	25	640	14,577
Total investments	126,115	5,317	15,212	105,586
Amounts not allocated to investment segments	282	34,361	—	(34,079)
	$126,397	$39,678	$15,212	$71,507

(1)	Subordinated debt includes B-notes, mezzanine loans, and preferred equity earning a fixed return.

(2)
Other real estate equity investments include interests in real estate properties, equity interests obtained through foreclosures or deed-in-lieu of foreclosure on the collateral of target assets originally acquired or originated as debt instruments, and preferred equity earning a fixed return plus equity participation.

Net Income from Real Estate Debt Investments
Income from our debt investments for the nine months ended September 30, 2014 increased approximately $66.5 million, or 69%, compared to the corresponding period in 2013. The substantial increase reflects our continuing investment activity throughout 2013 and 2014. Many of our investments owned as of September 30, 2014 were not owned for all or part of the nine months ended September 30, 2013, and we added new investments in various categories, as summarized in our investments table in “—Our Investments.” Income from our debt investments for the nine months ended September 30, 2014 includes $7 million net gain recognized on Luxury Destination Club Recourse Loan II upon the borrower's full repayment of the loan in April 2014, $15.8 million gain recognized from the refinancing of UK Retail Borrower Recapitalization consisting of exit fee and unamortized origination fees in September 2014, and $4.9 million net gain recognized on Spanish REOC/Colonial Loan upon the repayment of a first mortgage loan and partial sale of shares of Inmobiliaria Colonial, S.A., as discussed in “—Our Investments." These gains, along with a substantial increase in invested equity in debt investments—from $1.0 billion at September 30, 2013 to $2.0 billion at September 30, 2014—account for the period-over-period increase in net income from real estate debt investments.
Loss from Single-Family Residential Rentals
Our investment in single-family residential rentals through CAH OP generated a loss of $11.4 million and $5.3 million during the nine months ended September 30, 2014 and 2013, respectively, of which approximately $13.4 million and $5.2 million, respectively, represents our share of depreciation expense. The SFR rental business was started in March 2012 and the business has grown rapidly; therefore, prior year results do not provide meaningful comparisons to the current year results. While renovation and leasing productivity continued to improve and outpace acquisitions, the portfolio has not yet reached stabilized occupancy and the business has not achieved optimal scale in its target markets. Therefore, current quarter results are not indicative of a stabilized portfolio and reflect operating and administrative expenses that are disproportionate to the revenues generated from properties.

Net income from Other Real Estate Equity Investments
Net income from our other real estate equity investments for the nine months ended September 30, 2014 decreased approximately $9.5 million, or 65%, compared to the corresponding period in 2013. The 2014 net income includes a $3.9 million gain recognized from the sale of our remaining shares of WLH Stock in January 2014, $11.5 million of income from the Multifamily Portfolio Preferred Equity, which we closed in March 2013 and in which we have made additional investments since then, and net income from the triple-net leased Midwest NNN Office Campus acquired in December 2013. These amounts are partially offset by net losses generated from our equity interests in the Hawaii Luxury Resort, UK Retail Borrower Recapitalization and UK REO Portfolio acquired in 2014. Additionally, our share of acquisition costs and stamp duties of $3.7 million for the UK REO Portfolio is reflected in our income from unconsolidated joint ventures. Net income from other real estate equity investments for the nine months ended September 30, 2013 reflects income from our investment in First Republic Bank, including a $10.7 million gain recognized from the sale of our remaining 615,932 shares of its common stock, and $3.2 million of income from the Multifamily Portfolio Preferred Equity, which we closed in March 2013.
Net income from European Investments
Net income from our European real estate investments for the nine months ended September 30, 2014 and 2013 was $39.8 million and $1.4 million, respectively, reflecting the substantial increase in the number of our investments in Europe as discussed above. Net income from our European investments for the nine months ended September 30, 2014 includes interest income from the Spanish CRE Loan Portfolio I, UK Retail Borrower Recapitalization and French Tender Financing, as well as the gain recognized on Spanish REOC/Colonial Loan upon the repayment of a first mortgage loan and partial sale of shares of Inmobiliaria Colonial, S.A., among others.
Concentration
Certain investments individually generated greater than 10% of our total income for the periods presented. For the nine months ended September 30, 2014 and 2013, Luxury Destination Club Recourse Loan I and II, which share the same corporate guarantor, generated 11% and 15% of total income, respectively, including income attributable to the 33% and 40% noncontrolling interests. Luxury Destination Club Recourse Loan II was fully paid off by the borrower during the second quarter of 2014. National Hotel Portfolio Mezzanine Loan generated 15% and 11% of our total income for the nine months ended September 30, 2014 and 2013, respectively, including income attributable to the 47% noncontrolling interests.
Amounts Not Allocated to Investments
Certain non-investment-specific income and expense amounts not allocated to segments are summarized below.

	Nine Months Ended September 30,
(in thousands)	2014	2013
Income:
Interest income from cash	$180	$282
Other income	589	—
Total income	$769	$282
Expenses and other gain:
Management fees	$31,367	$19,312
Unconsummated deal expenses	1,899	504
Transaction Costs	1,224	—
Interest expense	20,379	8,572
Administrative expense	7,274	5,393
Other gain, net	(1,073)	—
Income tax (benefit) provision	(2,218)	580
Total expenses	$58,852	$34,361

•	Management Fees—Management fees include the following:

	Nine Months Ended September 30,
(in thousands)	2014	2013
Base management fees	$23,112	$16,221
Share-based compensation	7,791	3,091
Incentive fees	464	—
	$31,367	$19,312
Base management fees have increased by approximately $6.9 million, or 42%, from the nine months ended September 30, 2013 to nine months ended September 30, 2014 due to an increase in our fee base, as defined in our management agreement with the Manager, and is largely dependent upon net proceeds from equity offerings. The increases resulted from one preferred stock offering, three common stock offerings, and our issuance of common stock under our at-the-market stock offering program ("ATM Program") since the third quarter of 2013, with combined net proceeds of approximately $1.0 billion. Share-based compensation represents expense recognized on restricted shares awarded to our Manager, certain of our executive officers and certain employees of our Manager and its affiliates in 2012 and January 2014. Based upon the vesting schedule of shares awarded and the fair value as of each measurement date, share-based compensation could fluctuate significantly. Incentive fees are based upon our Core Earnings, further described at “—Non-GAAP Supplemental Financial Measure: Core Earnings,” and are payable to our Manager in shares of our common stock.

•
Interest Expense—For the nine months ended September 30, 2014 and 2013, we incurred non-segment interest expense of $20.4 million and $8.6 million, respectively, primarily on our credit facility and convertible senior notes. Interest expense for 2014 was significantly higher as we issued additional convertible senior notes subsequent to the third quarter of 2013 in January and June 2014; and due to higher average outstanding borrowings to temporarily finance our investments during the period. We do not attribute borrowings on our credit facility or proceeds from issuance of convertible notes to specific investments.

•	Administrative Expenses—Administrative expenses are summarized below:

	Nine Months Ended September 30,
(In thousands)	2014	2013
Reimbursements to Colony Capital:
Compensation pursuant to secondment agreement	$989	$923
Allocated overhead and direct administrative expenses	2,300	1,263
Total reimbursements to Colony Capital	3,289	2,186
Professional fees	2,392	1,891
Other	1,593	1,316
	$7,274	$5,393
Total administrative expenses not allocated to investments for the nine months ended September 30, 2014 increased $1.9 million, or 35%, compared to the corresponding period of 2013. The increase reflects the added administrative burden associated with the growth of our business.

•
Income Tax Provision—Our TRSs, which directly or indirectly hold certain of our investments, are subject to corporate level federal, state, foreign and local income taxes. For the nine months ended September 30, 2014 and 2013, we incurred income tax provision (benefit) of ($2.2 million) and $0.6 million, respectively. Our current primary sources of income subject to taxation at the TRSs are income from loan resolutions in some of our loan portfolios, income from our interests in asset management companies which manage some of our loan portfolios, and hotel operations from our Hotel Portfolio. Income tax provision for 2014 was lower than 2013 as a result of the tax benefit recognized from net operating losses from our Hotel Portfolio, Hawaii Luxury Resort and California Master Planned Communities which offset the income tax expenses on other taxable activities.

Information About Our Real Estate Debt Portfolio
The following tables summarize certain characteristics of the loans and beneficial interests in securities held by the Company and the joint ventures and our proportionate share:

	September 30, 2014
($ in thousands)	Total Portfolio		Company’s Proportionate Share
Collateral Type	Unpaid Principal Balance	Amortized Cost (1)	Unpaid Principal Balance	Amortized Cost (1)(2)	% of Amortized Cost	Weighted Average Coupon	Current Interest Yield on Cost	Weighted Average Maturity in Years
Originated performing loans
Retail	$301,637	$300,276	$293,168	$291,838	13.2%	8.4%	8.7%	3.0
Office	156,430	155,515	133,006	132,097	6.0%	7.6%	7.6%	2.8
Industrial	5,140	5,089	5,140	5,089	0.2%	5.4%	5.5%	3.0
Hospitality	707,360	704,630	390,056	388,500	17.5%	10.6%	10.7%	2.5
Multifamily	129,857	129,189	100,308	99,751	4.5%	6.1%	6.1%	2.6
Other commercial	100,287	98,169	99,710	97,595	4.4%	9.1%	9.1%	3.1
Residential	220,413	219,416	78,880	78,584	3.5%	11.0%	11.1%	3.4
Land	106,572	103,215	61,168	59,489	2.7%	13.1%	13.9%	2.4
Total originated performing loans	1,727,696	1,715,499	1,161,436	1,152,943	52.0%	9.3%	9.5%	2.8
Acquired loans
Performing:
Retail	513,824	366,460	265,972	192,769	8.7%	3.5%	5.1%	2.6
Office	275,364	198,657	127,448	88,766	4.0%	2.6%	4.1%	3.4
Industrial	196,088	149,283	87,260	70,632	3.2%	4.3%	5.2%	3.6
Hospitality	103,762	83,444	35,041	31,460	1.4%	4.3%	4.8%	3.0
Multifamily	738,123	668,978	515,143	493,084	22.3%	5.8%	6.1%	16.0
Other commercial	203,497	134,951	27,526	19,032	0.9%	6.5%	9.0%	3.6
Residential	38,381	27,236	14,352	11,314	0.5%	4.1%	5.5%	17.4
Land	82,927	32,207	12,074	5,291	0.2%	5.5%	10.5%	1.6
Total acquired performing	2,151,966	1,661,216	1,084,816	912,348	41.2%	4.7%	5.7%	9.3
Non-performing:
Retail	162,129	82,587	19,724	8,307	0.4%
Office	201,500	129,032	77,210	53,084	2.5%
Industrial	89,345	42,711	23,077	12,156	0.5%
Hospitality	50,353	26,371	6,583	3,453	0.2%
Multifamily	85,324	36,275	27,453	14,170	0.6%
Other commercial	254,565	87,210	37,156	12,115	0.5%
Residential	90,514	30,656	14,701	6,170	0.3%
Land	595,171	144,021	128,815	40,852	1.8%
Total acquired non-performing	1,528,901	578,863	334,719	150,307	6.8%
Total acquired loans	3,680,867	2,240,079	1,419,535	1,062,655	48.0%
Total portfolio	$5,408,563	$3,955,578	$2,580,971	$2,215,598	100.0%

	December 31, 2013
($ in thousands)	Total Portfolio		Company’s Proportionate Share
Collateral Type	Unpaid Principal Balance	Amortized Cost (1)	Unpaid Principal Balance	Amortized Cost (1)(2)	% of Amortized Cost	Weighted Average Coupon	Current Interest Yield on Cost	Weighted Average Maturity in Years
Originated performing loans
Retail	$43,850	$43,400	$43,850	$43,400	3.2%	6.5%	6.6%	2.3
Office	21,725	21,548	21,725	21,548	1.6%	6.9%	7.0%	2.4
Hospitality	493,242	490,168	253,057	251,350	18.4%	11.2%	11.3%	2.8
Multifamily	123,700	123,555	93,495	93,382	6.8%	5.4%	5.4%	2.0
Other commercial	103,823	103,112	102,521	101,810	7.4%	9.1%	9.2%	3.8
Residential	100,260	99,577	46,618	46,320	3.4%	13.5%	13.7%	3.6
Land	96,257	92,341	47,919	45,961	3.4%	12.5%	13.3%	2.7
Total originated performing loans	982,857	973,701	609,185	603,771	44.2%	9.8%	9.9%	2.9
Acquired loans and beneficial interests in bonds
Performing:
Retail	576,529	389,345	264,464	175,766	12.9%	3.2%	5.0%	3.3
Office	325,986	228,305	138,550	91,176	6.7%	2.6%	4.1%	4.0
Industrial	204,280	151,883	43,372	31,716	2.3%	6.3%	8.7%	7.8
Hospitality	285,531	237,885	127,282	109,083	8.0%	8.4%	10.7%	0.9
Multifamily	522,513	428,340	233,778	205,660	15.0%	5.0%	5.7%	9.0
Other commercial	283,426	191,045	45,440	33,739	2.5%	9.4%	12.2%	3.7
Residential	56,039	36,748	17,058	12,649	0.9%	4.2%	5.9%	17.2
Land	107,830	44,628	14,538	6,382	0.5%	5.7%	10.7%	1.4
Total acquired performing	2,362,134	1,708,179	884,482	666,171	48.8%	4.9%	6.6%	5.1
Non-performing:
Retail	238,841	90,366	41,453	17,970	1.3%
Office	108,128	53,801	20,811	11,133	0.8%
Industrial	137,125	61,481	29,003	15,141	1.1%
Hospitality	58,781	29,101	7,801	3,821	0.3%
Multifamily	123,576	52,832	29,890	13,066	1.0%
Other commercial	334,197	119,562	44,702	15,507	1.1%
Residential	131,315	40,316	19,315	7,453	0.5%
Land	619,410	125,227	59,971	12,078	0.9%
Total acquired non-performing	1,751,373	572,686	252,946	96,169	7.0%
Total acquired loans	4,113,507	2,280,865	1,137,428	762,340	55.8%
Total portfolio	$5,096,364	$3,254,566	$1,746,613	$1,366,111	100.0%

(1)	The following table summarizes the amortized cost of the total portfolio and the Company's proportionate share included in the table above:

(Amounts in thousands)	September 30, 2014		December 31, 2013
	Total Portfolio	Company’s Proportionate Share	Total Portfolio	Company’s Proportionate Share
Loans receivable, net, on the Company's consolidated balance sheet	$1,833,801	$1,546,638	$1,028,654	$730,204
Beneficial interests in debt securities included in other assets on the Company's consolidated balance sheet	—	—	30,834	30,680
Loans receivable, net, held by unconsolidated joint ventures	2,089,848	644,994	2,171,943	593,660
ADC loans (a)	31,929	23,966	23,135	11,567
	$3,955,578	$2,215,598	$3,254,566	$1,366,111

(a)	Certain acquisition, development and construction loans are accounted for under the equity method depending upon their characteristics.

(2)	Our proportionate share of amortized cost is calculated as our share of the loans and debt securities based upon our ownership interest in each respective investment entity.

As of September 30, 2014, our and our joint ventures’ performing loan portfolio comprised fixed rate loans bearing interest rates ranging from 2.0% to 17.5% (weighted average of 8.2%) with an aggregate UPB of $1.9 billion and variable rate loans bearing interest rates ranging from 1.1% to 12.5% (weighted average of 5.9%) with an aggregate UPB of $2.0 billion. Maturity dates of performing loans range from October 2014 to September 2045. Scheduled maturities based on UPB of performing loans as of September 30, 2014 are as follows:

(In thousands)
One year or less	$604,799
Greater than one year and less than five years	2,458,753
Greater than or equal to five years	816,110
Total	$3,879,662

Liquidity and Capital Resources
Our current primary uses of liquidity are to fund:

•	acquisitions of our target assets and related ongoing commitments;

•	our operations, including overhead costs and the management fee to our Manager;

•	distributions to our stockholders; and

•	principal and interest payments on our borrowings, including interest obligation on our convertible debt.
Our current primary sources of liquidity are:

•	cash on hand;

•	our credit facility;

•	cash flow generated from our investments, both from operations and return of capital;

•	proceeds from full or partial realization of investments;

•	investment-level financing; and

•	proceeds from public or private equity and debt offerings.

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
Contractual Obligations and Commitments
We have contractual obligations to make future payments on our convertible debt and secured revolving credit facility, including unused commitment fees, and secured financing related to our Midwest NNN Office Campus, Freddie Mac Portfolio, our U.S. Loan Portfolio 2014-1 acquired in March 2014, issuance of the secured 2014-FL1 Notes in April 2014, and the Repurchase Facility obtained in February 2014. See “—Convertible Notes" for additional details on our convertible debt obligations including the 3.875% Convertible Notes that were issued in January 2014 and the additional issuance of Convertible Notes in June 2014. There have been no other material changes in our contractual obligations as described in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2013.
Pursuant to the operating agreements of certain unconsolidated joint ventures, the joint venture partners may be required to fund additional amounts for future investments, unfunded lending commitments, ordinary operating costs, guaranties or commitments of the joint ventures. As of September 30, 2014, our share of those commitments was $61.8 million.
We may be required to fund additional amounts to borrowers pursuant to certain loan agreements. As of September 30, 2014, we had combined unfunded lending commitments of $52.2 million, net of the portion pertaining to noncontrolling interests.
In connection with our equity commitment to a consortium (which currently owns the Albertsons national grocery chain enterprise) to acquire the outstanding shares of Safeway Inc., we provided a guaranty to Safeway Inc. for our pro rata share of the $400 million termination fee, or approximately $17.6 million, which becomes payable under certain circumstances, including failure to complete the merger within 15 months, and a court-issued injunction to block the merger pursuant to antitrust laws. We have determined that a payment pursuant to the guaranty is remote, and have not accrued a liability related to the guaranty. In June 2014, through our controlled subsidiary for this transaction, we assigned $50 million of the $100 million equity commitment in the investment and a ratable share of any liability arising from the guaranty to a passive third-party co-investment participant. The merger is expected to close in the first quarter of 2015. There can be no assurance that the acquisition transaction or the co-investment will be completed on these terms, or at all.
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
Common Stock—Our board of directors declared the following dividends in 2014:

Quarter Ended	Dividends Declared per Share	Date Paid
March 31, 2014	$0.35	April 15, 2014
June 30, 2014	$0.36	July 15, 2014
September 30, 2014	$0.36	October 15, 2014
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
Cash and Cash Flows
As of November 5, 2014, we had approximately $210 million of cash on hand.
The following table summarizes our cash flow activity for the periods presented:

	Nine Months Ended September 30,
(In thousands)	2014	2013
Net cash provided by operating activities	$99,601	$91,554
Net cash used in investing activities	(884,682)	(793,746)
Net cash provided by financing activities	1,040,608	580,577
Operating Activities
For the nine months ended September 30, 2014, cash flows from operating activities increased $8.0 million, or 9%, compared to the nine months ended September 30, 2013. The increase reflects a substantial increase in the number of investments in our portfolio. Cash flows from operating activities are primarily distributions of earnings from unconsolidated joint ventures and interest received from our investments in loans, partially offset by payment of operating expenses.
Investing Activities
Net cash used in investing activities for both periods presented reflect our investing activity. Cash outlays for our contributions to unconsolidated joint ventures and for investments in loans during the periods are partially offset by distributions of capital from unconsolidated joint ventures resulting from principal repayments, loan resolutions and financing activities. Cash provided by investing activities also includes principal repayments of loans held for investment. We invested approximately $1.5     billion and $1.1 billion, primarily in new investments, during the nine months ended September 30, 2014 and 2013, respectively.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2014 reflects net proceeds of $83.5 million from our preferred stock offering, $717.1 million from our common stock offerings, $394.6 million from issuance of convertible senior notes, $127.3 million net borrowing on secured financing, and contributions from noncontrolling interests of $81.9 million. These amounts were offset by $138.5 million of net repayments on our credit facility, $108.4 million payment of dividends, and $108.5 million distributions to noncontrolling interests. Net cash provided by financing activities for the nine months ended September 30, 2013 reflects net proceeds of approximately $232.3 million from our common stock offering in January 2013, $38.5 million from at-the-market common stock offering and $194 million from issuance of convertible senior notes, $74 million net borrowings on our credit facility and contributions from noncontrolling interests of $173.3 million primarily related to National Hotel Portfolio Mezzanine Loan. These amounts were offset by $82.7 million payment of dividends, $29.7 million of repayments on secured financing, and $13.5 million distributions to noncontrolling interests.
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
For the nine months ended September 30, 2014, our investments generated $875 million of cash from various sources as follows:

•
Acquired loans—We received approximately $233.8 million from our acquired single loans and loan portfolios from various sources, such as interest and fees, loan sales and principal receipts including payoffs, and after debt service, and distributed $36.7 million of this amount to noncontrolling interests. Approximately $185.3 million of cash received, net of debt service, was capital in nature. The major contributors to capital returned were $76.3 million from the payoff of Luxury Destination Club Recourse Loan II, net of debt service, $24.4 million from the full repayment of Ashford Notes, $14.4 million from the payoff of Manhattan Landmark Buildings Loan, $16.7 million from the payoff of four loans in the Freddie Mac Portfolio, and $9.1 million from Spanish REOC/Colonial Loan upon the repayment of a first mortgage loan and partial sale of shares of Colonial.

•
Originated loans—We received approximately $729.5 million from our originated loans from various sources and distributed $70.5 million to noncontrolling interests. Approximately $439.3 million of net cash received was capital in nature including full payoff of the French Tender Financing, New York Student Housing Loan, and the initial first mortgage on the UK Retail Borrower Recapitalization. Approximately $122.3 million of cash inflow relates to net proceeds from a securitization transaction completed in April 2014 within our Transitional CRE Lending Platform. The remainder of the cash generated from originated loans consists of current interest and required principal payments received.

•	Single-family residential rentals—We received approximately $3.3 million from our investments in the single-family residential rentals, which was entirely a return of capital.

•
Other real estate equity investments—We received approximately $16.7 million from our other real estate equity investments and distributed $1.3 million of this amount to noncontrolling interests. Approximately $6.2 million was from the sale of our remaining shares of WLH Stock, $7.9 million from the Multifamily Portfolio Preferred Equity investment and $3.1 million in net rent payments after debt service from Midwest NNN Office Campus.

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
The maximum amount available to borrow under the JPM Credit Agreement at any time is limited by a borrowing base of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of net book value or a multiple of Core Earnings (as further described under “—Non-GAAP Supplemental Financial Measure: Core Earnings"). As of November 5, 2014, the borrowing base valuation was sufficient to permit borrowings of up to the entire $420 million commitment, none of which had been drawn.
The JPM Credit Agreement contains covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. At September 30, 2014, we were in compliance with all debt covenants. The following table summarizes the key financial covenants and our actual results as of and for the three months ended September 30, 2014:

		Actual Level
($ in thousands)	Covenant Level	9/30/2014
Financial covenant as defined in the Credit Agreement:
Consolidated Tangible Net Worth	Minimum $1,926,956	$2,410,757
Consolidated Fixed Charge Coverage Ratio	Minimum 2.25 to 1.0	3.43 to 1.0
Consolidated Leverage Ratio	Maximum 0.5 to 1.0	0.34 to 1.0
Liquidity	Minimum $5,000	$717,783

Repurchase Facility
In February 2014, we entered into the Repurchase Facility which provides up to $150 million of financing for eligible assets within the Transitional CRE Lending Platform. The Repurchase Facility has an initial term of two years, plus a one-year extension option. Advances under the Repurchase Facility bear interest ranging from LIBOR plus a spread of 2.25% to 2.5%, with a maximum loan-to-value ratio on advances of 40% to 60% depending on the type of borrowing. During the three months ended September 30, 2014, we made draws on the Repurchase Facility to finance nine non-securitized variable rate loans originated within the Transitional CRE Lending Platform. The draws provided $90.1 million of financing on loans with an aggregate unpaid principal balance of $162.3 million. The financing bears interest at 1-month LIBOR plus 2.5%. As of November 5, 2014, $52 million was available to be drawn on the Repurchase Facility.
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
On April 10, 2014, CAH obtained a mortgage loan secured by approximately 3,400 single-family rental homes in its portfolio in the amount of $514 million with a blended rate, including servicing fees, of LIBOR plus 1.78% with a 0.25% LIBOR floor. On June 30, 2014, CAH obtained a mortgage loan secured by approximately 3,700 single-family rental homes in its portfolio in the amount of $558.5 million with a blended rate, including servicing fees, of LIBOR plus 1.74%. Both mortgage loans were transferred by the lender into securitization trusts which issued certificates representing beneficial interests in the mortgage loans.

On October 30, 2014, we transferred 298 performing first mortgage loans in the Fannie Mae Portfolio and the MF1 Loan Portfolio with a combined $316 million UPB into a securitization trust. The securitization trust issued seven classes of certificates of which the most senior class of certificates were sold to third party investors at par and a fixed rate of 2.54% for gross proceeds of $217 million. We retained the remaining classes of certificates, which may be sold in the future at our discretion.
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
Equity Offerings
The following table summarizes our common stock offerings for the nine months ended September 30, 2014:

(In thousands, except per share data)	Number of Shares	Average Price per Share	Net Proceeds (1)
March 2014	14,950	21.90	327,115
July 2014	17,250	22.14	381,545
At-the-market sales in 2014	406	21.07	8,465

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
Portions of adjustments to GAAP net income to reconcile to Core Earnings represent our proportionate share of such items incurred by our unconsolidated joint ventures. A reconciliation of our GAAP net income attributable to common stockholders to Core Earnings is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
GAAP net income attributable to common stockholders	$31,982	$21,094	$80,435	$55,442
Adjustments to GAAP net income attributable to common stockholders to reconcile to Core Earnings:
Noncash equity compensation expense	1,921	1,058	8,092	3,304
Incentive fee	—	—	464	—
Depreciation and amortization expense, net of amounts attributable to noncontrolling interests	8,906	3,482	23,474	7,836
Net unrealized loss (gain) on derivatives	—	82	(431)	(242)
Core Earnings	$42,809	$25,716	$112,034	$66,340

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
The interest rate sensitivity table below illustrates the projected impact of changes in interest rates in 1% increments on our net income for twelve months, assuming no changes in our interest-bearing assets and liabilities mix as it stood at September 30, 2014. Our floating rate loans and borrowings are predominantly indexed to 1-Month LIBOR. The maximum decrease in the interest rates is assumed to be 0.15%, the actual 1-Month LIBOR at September 30, 2014.

(Amounts in thousands)
Affected Line Item in the Consolidated Statement of Operations	+2.00%	+1.00%	-0.15%
Equity in income of unconsolidated joint ventures	$(9,128)	$(4,564)	$338
Interest income	16,963	8,482	(1,163)
Interest expense	(7,985)	(3,993)	615
Net income (loss)	(150)	(75)	(210)
Net income (loss) attributable to noncontrolling interests	2,604	1,302	(190)
Net loss attributable to Colony Financial, Inc.	$(2,754)	$(1,377)	$(20)
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
Currency Risk
We have foreign currency rate exposures related to our Euro- and British Pound-denominated investments. Changes in currency rates can adversely affect the fair values and earnings of our non-U.S. holdings. As of September 30, 2014, we had approximately €228.1 million and £129.3 million, or $497.8 million, in European investments. A 1% change in the exchange rate would result in a $5.0 million increase or decrease in translation gain or loss on our investments in unconsolidated joint ventures and loan investments. We mitigate this risk by utilizing currency instruments to hedge the capital portion of our foreign currency risk. The types of hedging instruments that we employed on our European investments were forwards and costless collars (buying a protective put while writing an out-of-the-money covered call with a strike price at which the premium received is equal to the premium of the protective put purchased) which involved no initial capital outlay. The puts were structured with strike prices approximately 10% lower than our cost basis in such investments, thereby limiting any Euro or British Pound related foreign exchange fluctuations to approximately 10% of the original capital invested in the deal. At September 30, 2014, net tax-effected accumulated foreign exchange loss on the European investments was approximately $15.5 million, net of effect of hedging.
At September 30, 2014, the total notional amounts of the Euro and British Pound collars were approximately €140.5 million and £71.1 million, respectively, with termination dates ranging from December 2014 to September 2019, and the total notional amounts of the Euro and British Pound forward exchange contracts were €36.6 million and £36.0 million, respectively, with termination dates of October 2014 to July 2018, respectively. The maturity dates of such instruments approximate the projected dates of related cash flows for specific investments. Termination or maturity of currency hedging instruments may result in an obligation for payment to or from the counterparty to the hedging agreement. We are exposed to credit loss in the event of non-performance by counterparties for these contracts. To manage this risk, we select major international banks and financial institutions as counterparties and perform a quarterly review of the financial health and stability of our trading counterparties. Based on our review as of September 30, 2014, we do not expect any counterparty to default on its obligations.
The following table summarizes our foreign currency risk exposure related to our European investments that are denominated in Euro and British Pound, along with the aggregate notional amount of the net investment hedges in place as of September 30, 2014:

(Amounts in thousands)
Carrying Value of European Investments	Local Currency	Type of Foreign Exchange Contracts	Notional Amount of Net Investment Hedges	Expiration Date
€228,142	EUR	Forwards and collars	€177,125	10/2014 - 7/2018
£129,283	GBP	Forwards and collars	£107,100	3/2015 - 9/2019

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
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2014.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have investments that are denominated in Euros and British Pounds that expose us to foreign currency risk. A change in foreign currency exchange rates may have an adverse impact on the valuation of our equity investments in foreign joint ventures. Although we generally use collars (consisting of caps and floors) to hedge the foreign currency exposure of our investments, we may not be able to do so successfully and may incur losses on these equity investments as a result of exchange rate fluctuations. In addition, equity investments in foreign countries also subject us to risks of multiple and conflicting tax laws and regulations and political and economic instability abroad, which could adversely affect our receipt of distributions from these investments.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
On August 8, 2014, we issued 21,119 shares of common stock to our Manager at a weighted average price of $21.97 per share in settlement of incentive fees due to the Manager pursuant to the Management Agreement. The issuance of these shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.

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
Financial statements from the Quarterly Report on Form 10-Q of Colony Financial, Inc. for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Equity, (5) Consolidated Statements of Cash Flows and (6) Notes to Consolidated Financial Statements

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 7, 2014

COLONY FINANCIAL, INC.

By:	/S/ RICHARD B. SALTZMAN
Richard B. Saltzman
Chief Executive Officer and President

By:	/s/ DARREN J. TANGEN
Darren J. Tangen
Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)