Form 10-K
period 2014-12-31
Colony Financial, Inc.
filed 2015-02-27
CIK 1467076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-34456
COLONY FINANCIAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	27-0419483
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2450 Broadway, 6th Floor Santa Monica, California	90404
(Address of Principal Executive Offices)	(Zip Code)
(310) 282-8820
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange
Series A Cumulative Redeemable Preferred Stock, $0.01 par value	New York Stock Exchange
Series B Cumulative Redeemable Preferred Stock, $0.01 par value	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $2.1 billion as of the last business day of the registrant’s most recently completed second fiscal quarter based upon the price at which the common shares were last sold on that day.
As of February 25, 2015, 110,265,850 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding.
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
The forward-looking statements contained in this Annual Report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Statements regarding the following subjects, among others, may be forward-looking:

•	the market, economic and environmental conditions in the industrial real estate, single-family rental, and lodging sectors;

▪
our business and investment strategy, including the ability of CAH Operating Partnership, L.P. ("CAH OP," otherwise known as Colony American Homes) (in which we have a significant investment) to execute its single-family home rental strategy;

•	our ability to generate revenue from the single-family homes in which we own an interest;

•	our ability to dispose of our real estate investments quickly;

•	the performance of the hotels in which we own an interest;

▪	market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy or the demand for commercial real estate loans;

▪	our projected operating results;

▪	actions, initiatives and policies of the U.S. government and changes to U.S. government policies and the execution and impact of these actions, initiatives and policies;

▪	the state of the U.S. and global economy generally or in specific geographic regions;

▪	our ability to obtain and maintain financing arrangements, including securitizations;

▪	the amount and value of commercial mortgage loans requiring refinancing in future periods;

▪	the availability of attractive investment opportunities;

▪	the availability and cost of debt financing from traditional lenders;

▪	the volume of short-term loan extensions;

▪	the demand for new capital to replace maturing loans;

▪	our expected leverage;

▪	the general volatility of the securities markets in which we participate;

▪	changes in the value of our assets;

▪	interest rate mismatches between our target assets and any borrowings used to fund such assets;

▪	changes in interest rates and the market value of our target assets;

▪	changes in prepayment rates on our target assets;

▪	effects of hedging instruments on our target assets;

▪	rates of default or decreased recovery rates on our target assets;

▪	the impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters;

▪	our ability to maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;

▪	our ability to maintain our exemption from registration as an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”);

▪	the availability of opportunities to acquire commercial mortgage-related, real estate-related and other securities;

▪	the availability of qualified personnel;

▪	estimates relating to our ability to make distributions to our stockholders in the future; and

▪	our understanding of our competition.
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

Our Company
Colony Financial, Inc. is a diversified commercial real estate and investment management company that owns a portfolio of real estate equity and debt investments at attractive risk-adjusted returns. The total return profile of our investments is composed of both current yield, which is distributed through regular-way dividends, and capital appreciation potential, which is distributed through regular-way and/or special dividends. Our investment portfolio and target assets are primarily composed of interests in (i) real estate equity, including direct property and real estate platform investments and (ii) real estate and real estate-related debt, including new originations and loans acquired at a discount to par in the secondary market. Secondary debt purchases may include performing, sub-performing or non-performing loans (including loan-to-own strategies).
We were organized on June 23, 2009 as a Maryland corporation and completed our initial public offering ("IPO") in September 2009. We elected to be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2009. We are organized and conduct our operations to qualify as a REIT, and generally are not subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our taxable income to stockholders and maintain qualification as a REIT, although we are subject to U.S. federal income tax on income earned through our taxable subsidiaries. We also operate our business in a manner that will permit us to maintain our exemption from registration as an investment company under the 1940 Act. We are externally managed and advised by our Manager pursuant to the terms of a management agreement. Our Manager is a wholly-owned subsidiary of Colony Capital, a privately held independent global real estate investment firm founded in 1991 by Thomas J. Barrack, Jr., our Executive Chairman.
Our principal executive offices are located at 2450 Broadway, 6th Floor, Santa Monica, CA, 90404. Our telephone number is (310) 282-8820, and our website address is www.colonyfinancial.com.
Combination with Colony Capital
On December 23, 2014, we and Colony Capital entered into definitive agreements providing for an operating subsidiary of the Company (“OP”) to acquire Colony Capital’s trademark name and substantially all of its real estate investment management business and operations, excluding those conducted exclusively in connection with Colony American Homes, Inc. (“CAH”), which is now an internally managed company (the "Combination"). Upon consummation of the Combination, we will become an integrated real estate investment management platform. Colony Capital's personnel will become employed by us and we will become an internally managed REIT. In addition, we will be able to integrate and potentially expand Colony Capital’s existing investment management business and, as a result, diversify our revenue sources by receiving all in-place fees payable to Colony Capital from the various programs it is currently managing. We will also be able to sponsor new investment vehicles as general partner under the Colony name and receive corresponding fees. In connection with the Combination, we will receive carried interest from future investment programs (net of carried interest that we expect will be allocated to members of our management team, investment professionals and other individuals, which, consistent with market terms, we expect to be 40% of the carried interest earned).
Upon consummation of the Combination, we will change our name from Colony Financial, Inc. to Colony Capital, Inc., but our common stock, which will be reclassified as Class A Common Stock, will continue to be listed on the New York Stock Exchange ("NYSE") under the ticker symbol “CLNY.”
In connection with the Combination, we will issue up to approximately 3.94 million shares of Class A Common Stock, and up to 665,593 shares of newly created Class B Common Stock, and OP will issue up to approximately 25.22 million units of membership ("OP Units") for both the Upfront Consideration and Contingent Consideration as defined below. Each share of Class B Common Stock and each OP Unit will be, at the holder’s option, convertible into one share of Class A Common Stock, subject, in the case of OP Units, to the terms and conditions set forth in the operating agreement of OP.
The above consideration represented a value of $657.5 million at the time of the announcement of the transaction based on a reference price of $22.05 per share (the “Reference Price”). The Reference Price was used to determine the number of shares and OP Units to be issued in connection with the Combination. The final value at closing of the Combination will be dependent upon the price of our common stock on the closing date.
The aggregate potential consideration consists of:

•
fixed upfront consideration to be paid in a combination of up to approximately 2.83 million shares of Class A Common Stock, 566,635 shares of Class B Common Stock and approximately 21.44 million OP Units, subject to certain adjustments as described below (the "Upfront Consideration"); and

•
contingent consideration to be paid in a combination of up to approximately 1.11 million shares of Class A Common Stock, 98,958 shares of Class B Common Stock and approximately 3.78 million OP Units, subject to multi-year performance targets for achievement of certain funds from operations (“FFO”) per share targets and capital-raising thresholds from the funds management businesses (the "Contingent Consideration"). If the minimum performance target for either of these metrics is not met or exceeded, a portion of the Contingent Consideration paid in respect of the other metric would not be paid out in full.

 Up to 151,520 shares of Class A Common Stock, 13,494 shares of Class B Common Stock and 515,258 OP Units may be reallocated to Upfront Consideration if the volume-weighted average closing price of our common stock over the 10 trading days prior to the tenth calendar day preceding the date of a shareholder vote were to exceed $24.05, with the full amount reallocated if such volume-weighted average closing price of our common stock were to equal or exceed $27.05.
The Upfront Consideration is subject to adjustments at closing in respect of cash, indebtedness and net working capital. If the closing adjustment results in an increase to the Upfront Consideration, such adjustment will, subject to the applicable cap, be paid in cash and to the extent such adjustment exceeds the applicable cap, will increase the number of OP Units to be issued in connection with the Combination. If the closing adjustment results in a decrease to the Upfront Consideration, such adjustment will reduce the number of OP Units to be issued in connection with the Combination.
The number of shares of Class A Common Stock, shares of Class B Common Stock and OP Units issuable as consideration will be subject to reduction for a portion of any transaction expenses of Colony Capital paid on its behalf by the Company.
Upon consummation of the Combination, all of Colony Capital's senior executives will become employed by us. In order to further demonstrate their collective long-term commitment to our business, Mr. Thomas J. Barrack, Jr., our Executive Chairman, and Mr. Richard B. Saltzman, our Chief Executive Officer and President, have entered into five-year employment agreements and related lock-up arrangements with the Company, which, subject to certain exceptions for estate planning, partial share pledges and tax-related sales, will generally restrict them from transferring their respective interests in OP Units and/or shares received in connection with the Combination over the same period as their respective employment agreement terms, which restriction would be ratably reduced over such period. Messrs. Barrack and Saltzman also have entered into non-competition arrangements with the Company, each of which will provide for clawback as to a material portion of consideration in the event such individuals violate the non-compete restrictions during the same period as their respective lock-ups. The employment agreements, and related lock-ups and non-competition arrangements would become effective at the closing of the Combination. Certain other key senior executives are expected to enter into three-year employment agreements and related lock-up agreements prior to the closing of the Combination.
The Combination is expected to close in the first half of 2015 and remains subject to the approval of a supermajority of two-thirds of our non-affiliated shareholders voting at the shareholder’s meeting and certain other customary closing conditions.
Our Manager
Until consummation of the Combination, we will continue to be managed and advised by our Manager. Each of our officers is an executive of Colony Capital. However, Darren J. Tangen, our chief operating officer and chief financial officer, is seconded exclusively to us pursuant to a secondment agreement with Colony Capital.
Our Manager provides the day-to-day management of our operations in conformity with the investment guidelines and other policies that are approved and monitored by our board of directors. Our Manager is responsible for (1) the selection, purchase and sale of our portfolio investments, (2) our financing activities, and (3) providing us with investment advisory services.
Our Investment Strategy
We seek to provide attractive risk-adjusted returns to our investors, primarily through real estate and real estate-related equity and debt investments and active management of a diversified portfolio of our target assets. The primary tenet upon which this objective relies is our ability to identify assets from which we can extract value through a combination of current yield and/or capital appreciation. This approach is driven by a disciplined investment strategy, focused on the following:

▪
capitalizing on asset level underwriting experience and market analytics to identify investments with pricing dislocations and attractive risk-return profiles that can be purchased at meaningful discounts to our estimates of intrinsic value;

▪	seeking to acquire assets held for sale that are undervalued as a result of operating uncertainty or liquidity constraints;

▪	enhancing asset value during ownership by active asset management and implementing opportunistic resolution and exit strategies;

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

•
Loan Acquisitions. The acquisition of mortgage loans, or portfolios of mortgage loans, secured by first or second liens on commercial properties, including office buildings, industrial or warehouse properties, hotels, retail properties, apartments and properties within other commercial real estate sectors, which may include performing, sub-performing and non-performing loans. In particular, we have invested and intend to continue to invest in portfolios of commercial whole loans acquired from the Federal Deposit Insurance Corporation (the “FDIC”), other governmental agencies and financial institutions. In some cases, we may also acquire a pari passu or junior participation in a whole loan. We may finance or securitize acquired loans with the intent of profiting from these activities.

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
Segments
We currently operate in four reportable segments: (1) real estate debt investments, which include originated and acquired commercial real estate debt, mortgage-backed securities, and other debt-related investments, (2) a portfolio of light industrial real estate assets and associated operating platform acquired from Cobalt Capital Partners, L.P. and its affiliates in December 2014, (3) single-family residential rentals through an investment in CAH OP, and (4) other real estate equity investments, which include real estate acquired in settlement of loans or from acquisition of operating properties, common equity in real estate or related companies, and certain preferred equity investments with profit participation meeting certain risk or return profiles. For operating and financial information about segments, see Note 18 to our consolidated financial statements included in this Annual Report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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
Underwriting
Prior to making any equity or debt investment, our Manager’s underwriting team, in conjunction with third party providers, undertakes a rigorous asset-level due diligence process, involving intensive data collection and analysis, to ensure that we understand fully the state of the market and the risk-reward profile of the asset. The credit risk of any particular loan investment, whether an originated loan or an acquired loan or portfolio of loans, is built into the pricing in the form of contractual interest rates, related fees charged to the borrower, estimated transaction costs, discount to acquired principal balance, among other things. Key metrics considered during the underwriting process include, but are not limited to, loan-to-collateral value ratios (“LTV”), debt service coverage ratios (“DSCR”), debt yields, sponsor credit ratings and history, and tenant credit ratings and diversity. In addition to evaluating the merits of any particular proposed investment, our Manager evaluates the diversification of our portfolio of assets. Prior to making a final investment decision, our Manager determines whether a target asset will cause our portfolio of assets to be too heavily concentrated with, or cause too much risk exposure to, any one borrower, real estate sector, geographic region, source of cash flow for payment or other geopolitical issues. If our Manager determines that a proposed acquisition presents excessive concentration risk, it may determine not to acquire an otherwise attractive asset.

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
We actively and rigorously manage our equity investments in commercial real estate. We regularly reassess whether major decisions such as financing, leasing, capital expenditures, property management or disposition need to be taken to optimize the performance of the underlying investment. These decisions are generally made after a thorough review of asset and market specific factors that may include (i) property financial data including historic and budgeted financial statements, liquidity and capital expenditure plans, and debt financing (ii) property operating metrics (including occupancy, leasing activity, lease expirations, sales information, tenant credit review, tenant delinquency reports, operating expense efficiency and property management efficacy) and (iii) local real estate market conditions including vacancy rates, absorption, new supply, rent levels and comparable sale transactions.
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
Leverage Policies
We use investment-level financing such as non-recourse financing on some of our equity investments and loan portfolios, with a debt-to-equity ratio of less than 3-to-1 in the aggregate for the Company, including temporary borrowings from our general corporate credit and warehouse facilities. While we believe we can achieve attractive yields on an unleveraged basis, we will continue to use prudent amounts of leverage to increase potential returns to our stockholders and/or to finance future investments. We consider these leverage ratios to be prudent for our target asset classes. Our decision to use leverage currently or in the future to finance our assets will be based on our Manager’s assessment of a variety of factors, including, among others, the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in our portfolio, the ability to raise additional equity to reduce leverage and create liquidity for future investments, the availability of credit at favorable prices or at all, the credit quality of our assets and our outlook for borrowing costs relative to the interest income earned on our assets. Our decision to use leverage in the future to finance our assets will be at the discretion of our Manager and will not be subject to the approval of our stockholders, and we are not restricted by our governing documents or otherwise in the amount of leverage that we may use. To the extent that we use leverage in the future, we may mitigate interest rate risk through utilization of hedging instruments, primarily interest rate swap and cap agreements, to serve as a hedge against future interest rate increases on our borrowings.

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
Operating and Regulatory Structure
REIT Qualification
We have elected to be taxed as a REIT for U.S. federal income tax purposes. So long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax at the REIT-level on our REIT taxable income that we distribute currently to our stockholders. Our qualification as a REIT depends upon our ability to meet, on a continuing basis, various complex requirements under the Internal Revenue Code relating to, among other things, the sources of our gross income and the composition and values of our assets (which, based on the types of assets we own, can fluctuate rapidly, significantly and unpredictably), our distribution levels and the diversity of ownership of our shares. We believe that we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code and that our intended method of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT. In addition, we hold certain of our assets through taxable REIT subsidiaries (each a “TRS”), which are subject to U.S. federal and applicable state and local income taxes (and any applicable non-U.S. taxes) at regular corporate rates. Due to the nature of the assets in which we invest, our TRSs may have a material amount of assets and net taxable income.
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
Employees
We are externally managed by our Manager pursuant to the management agreement between our Manager and us. All of our officers are employees of our Manager or its affiliates, and we do not have any employees. However, Mr. Tangen is seconded exclusively to us pursuant to a secondment agreement with Colony Capital. Upon consummation of the Combination, we expect that substantially all of Colony Capital’s approximately 300 employees in 13 offices worldwide will become our employees.
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
We are externally advised by our Manager, which is a wholly-owned subsidiary of Colony Capital, and all of our officers are employees of our Manager or its affiliates, including Colony Capital. Pursuant to our management agreement, our Manager is obligated to supply us with substantially all of our senior management team, and Mr. Tangen is seconded exclusively to us pursuant to a secondment agreement with Colony Capital. Subject to investment, leverage and other guidelines or policies adopted by our board of directors, our Manager has significant discretion regarding the implementation of our investment and operating policies and strategies. Accordingly, we believe that our success depends significantly upon the experience, skill, resources, relationships and contacts of the executive officers and key personnel of our Manager and its affiliates. Executive officers and key personnel of our Manager and Colony Capital evaluate, negotiate, close and monitor our investments; therefore, our success depends on their continued service. The departure of any member of our management from Colony Capital, particularly Messrs. Barrack and Saltzman, or such officers or personnel otherwise becoming unavailable to manage our business could have a material adverse effect on our performance.
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
In addition, because the Co-Investment Funds are, and in the future likely will be, closed-end funds or other investment vehicles with finite lives, such Co-Investment Funds are expected to dispose of substantially all of the assets in their respective portfolios prior to termination. As a result, prior to such terminations, we may need to sell our interests in certain current or future co-investment assets before we otherwise would in order to avoid a potential conflict. Our decision to sell such interests will depend, among other things, on our ability to sell the interests at favorable prices or at all. It is also possible that our Manager or its affiliates who also manage such Co-Investment Funds may sell such co-investment assets at times or prices that are not in the best interests of us or our stockholders. In addition, to the extent that such Co-Investment Funds dispose of co-

investment assets that are qualifying assets, we may be required to purchase additional qualifying assets (subject to the availability of capital at favorable prices or at all) or sell non-qualifying assets at inopportune times or prices in order to maintain our qualification as a REIT and our exemption from registration under the 1940 Act. Even if our interests are not in conflict with those of Co-Investment Funds, we may not realize the full economic benefits of the investment. If any of the foregoing were to occur, our Manager’s ability to operate our business in a manner consistent with our business strategy could be hindered materially, which could have a material adverse effect on our results of operations and our ability to make distributions to our stockholders.
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

Risks Related to the Combination with Colony Capital
The issuance of shares of our common stock in the Combination or upon exchange of membership interests (“OP Units”) in Colony Capital Operating Company, LLC, a subsidiary of the Company (“OP”), received in the Combination will have a dilutive effect and will reduce the voting power and relative percentage interests of current common stockholders in our earnings and market value.
The consideration payable in the Combination includes up to an aggregate of approximately 3.94 million shares of our common stock, par value $0.01 per share, as newly reclassified Class A Common Stock (“Class A Common Stock”), 665,593 shares of our newly designated Class B common stock, par value $0.01 per share (“Class B Common Stock”), and approximately 25.22 million OP Units. The number of shares of our common stock and OP units to be issued upon consummation of the Combination will be equal to approximately 18.4% of the then total issued and outstanding shares of our common stock and OP units (which does not include any contingent consideration and assumes no reallocation of contingent consideration and no additional issuances of shares or OP units). The issuance of shares of our common stock in the Combination will have a dilutive effect and will reduce the voting power and relative percentage interests of current common stockholders in our earnings and market value.
Additionally, part of the consideration payable in the Combination consists of OP Units, which may have a dilutive effect on the voting power and percentage interests of the current common stockholders. OP Units generally will be redeemable, subject to the terms and conditions set forth in the operating agreement of OP, at the holder’s option, for cash equal to the average closing price of Class A Common Stock for the ten consecutive trading days immediately preceding the date we receive a notice of redemption; provided, that we may choose, at our sole discretion, to satisfy this redemption right by exchanging such OP Units for shares of Class A Common Stock on a one-for-one basis, in lieu of cash. If the recipients of OP Units in the Combination exercise their redemption rights and part or all of their outstanding OP Units are exchanged for shares of our Class A Common Stock, such exchange will have a dilutive effect on our common stock and reduce the relative percentage interests of existing common stockholders in our earnings, voting power and market value.
Future sales of our stock by stockholders of the Company may adversely affect the market price of our stock.
Future sales of our stock by stockholders of the Company may adversely affect the market price of our stock. These sales also might make it more difficult for us to sell equity securities in the future at a time and price we deem appropriate. Upon consummation of the Combination, we will issue up to approximately 2.83 million shares of Class A Common Stock and 566,635 shares of Class B Common Stock to parties to the Contribution and Implementation Agreement, dated as of December 23, 2014 (the “Contribution Agreement”) and the Colony Mark Transfer Agreement, dated as of December 23, 2014 (the “Colony Mark Transfer Agreement”) and may issue up to approximately 1.11 million shares of Class A Common Stock and 98,958 shares of Class B Common Stock to them upon the satisfaction of performance targets. In addition, upon consummation of the Combination, OP will issue approximately 21.44 million OP Units to parties to the Contribution Agreement and may issue up to approximately 3.78 million OP Units to them upon the satisfaction of certain performance targets. Sales of a substantial number of shares by these stockholders of the Company, the perception or expectation that these sales may occur, or sales of shares to cover tax obligations some of which may occur shortly after the consummation of the transactions contemplated in the Contribution Agreement (the “Closing”), could have a material adverse effect on our business, financial condition, results of operations and the prevailing market price for shares of our stock.
The Combination was negotiated between a special committee of our Board of Directors (the “Board”), which is comprised of independent and disinterested members of our Board (the “Special Committee”), and Colony Capital, which is affiliated with certain of our officers and directors.
The Combination was negotiated with Colony Capital, which is affiliated with certain of our directors and officers. As a result, those officers and directors may have different interests than the Company as a whole. This potential conflict would not exist in the case of a transaction negotiated with unaffiliated third parties. Moreover, if Colony Capital or any of Colony Capital Holdings, LLC (“CC Holdings”), CCH Management Partners I, LLC (“CCH I”), Mr. Richard B. Saltzman ("Mr. Saltzman"), or FHB Holding LLC (“FHB LLC” and, together with Colony Capital, CC Holdings, and CCH I, the “Contributors”) breaches any of the representations, warranties or covenants made by it in the Contribution Agreement or the Colony Mark Transfer Agreement, we may choose not to enforce, or to enforce less vigorously, our rights because of our desire to maintain our ongoing relationship with Colony Capital and the interests of certain of our directors and officers. Moreover, the representations, warranties, covenants and indemnities in the Contribution Agreement are subject to limitations and qualifiers, which may also limit our ability to enforce any remedy under the Contribution Agreement or the Colony Mark Transfer agreement.
Certain of our directors and executive officers have interests in the Combination that are different from, and may potentially conflict with, the interests of us and our stockholders.
Certain of our directors and executive officers have interests in the Combination and the other transactions in connection therewith that may be different from, or in addition to, the interests of our stockholders generally and that may create potential conflicts of interest, including (i) the payment of consideration in connection with the Combination directly or indirectly to certain of these individuals, including Messrs. Barrack and Saltzman, and the entry by the applicable individuals into arrangements relating to the payment of that consideration, (ii) the grant or anticipated grant of membership interests to certain of these individuals in CC Holdings, CCH I and CCH II and (iii) the entry or anticipated entry into employment agreements and restrictive covenant agreements with certain of these individuals, including Messrs. Barrack and Saltzman, that will become effective following the Combination.
In addition, Mr. Barrack owns a controlling interest in, and is the sole managing member of, CC Holdings, which is the managing member and sole member of Colony Capital, and Messrs. Barrack, Saltzman, Ronald M. Sanders (“Mr. Sanders”), Mr. Tangen and Kevin P. Traenkle (“Mr. Traenkle”), are also executive officers or principals of Colony Capital. The respective roles of these individuals in Colony Capital may create additional conflicts of interest in respect of the Combination and the other transactions in connection therewith.
Following the Combination, Mr. Barrack will control a significant number of votes in any matter presented to our stockholders for approval, including the election of directors.
Although the Class B Common Stock to be issued in connection with the Combination is not designed to provide for disproportionate voting rights, the issuance of the Class B Common Stock will result in Mr. Barrack controlling a significant number of votes in matters submitted to a vote of stockholders as a result of his beneficial ownership of Class B Common Stock (which will give him voting power equal to the economic interest in the Company issued to Colony Capital and CCH I in the form of OP Units as if all of those OP Units were exchanged for shares of Class A Common Stock), including the election of directors. Mr. Barrack may have interests that differ from our other stockholders, including by reason of his direct or indirect interest in OP, and may accordingly vote in ways that may not be consistent with the interests of those other stockholders.
Our net income and funds from operations (“FFO”) may decrease in the near term as a result of the Combination.
Our net income and FFO may decrease in the near term as a result of the Combination and our transition to internal management. We will expense all cash and non-cash costs involved in the Combination. As a result, our net income and FFO may decrease in the period in which the Combination closes, driven predominately by the non-cash charge related to the issuance of OP Units and, to a lesser extent, other transaction-related costs. In addition, while we will no longer bear the costs of the various fees and expense reimbursements previously paid to our manager if and after we become internally managed pursuant to the Combination, our expenses will include the compensation and benefits of our officers, employees and consultants, as well as overhead previously paid by our Manager or its affiliates. There are no assurances that, following the Combination, these employees will be able to or incentivized to provide services at the same level or for the same costs as were previously provided to us by our Manager, and there may be other unforeseen costs, expenses and difficulties associated with operating as an internally managed company. If the expenses we assume as a result of the Combination are higher than the fees that we currently pay our Manager or otherwise higher than we anticipate, we may not achieve our anticipated cost savings from the Combination and our net income and FFO could decrease further, which could have a material adverse effect on our business, financial condition and results of operations. In addition, if revenue from the Colony Capital management business decreases, our net income and FFO could decrease further, which would have a material adverse effect on our business, financial condition and results of operations.
The Combination may not be accretive to our stockholders.
The Combination may not be accretive to our stockholders. While it is intended that the Combination be accretive to our earnings per share and FFO per share, there can be no assurance that this will be the case, as, among other things, the expenses we assume as a result of the Combination may be higher than we anticipate and we may not achieve our anticipated cost savings from the Combination, or revenue from the Colony Capital management business may decrease. The failure of the Combination to be accretive to our stockholders could have a material adverse effect on our business, financial condition and results of operations.
We may not manage the Combination effectively.
We may not manage the Combination effectively. The Combination could be a time-consuming and costly process. The combined company may encounter potential difficulties in the integration process including, among other things:

•
the inability to successfully combine Colony Capital’s business with our Company in a manner that permits the combined company to achieve the cost savings anticipated to result from the Combination, which could result in the anticipated benefits of the Combination not being realized in the timeframe currently anticipated or at all;

•	the risk of not realizing all of the anticipated operational efficiencies or other anticipated strategic and financial benefits of the Combination within the expected timeframe or at all;

•	potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the Combination; and

•	performance shortfalls as a result of the diversion of management’s attention caused by completing the Combination and integrating the companies’ operations.
For all these reasons, you should be aware that it is possible that the integration process could result in the distraction of the combined company’s management, the disruption of the combined company’s ongoing business or inconsistencies in the combined company’s operations, services, standards, controls, procedures and policies, any of which could adversely affect the ability of the combined company to maintain relationships with vendors and employees or to achieve the anticipated benefits of the Combination, or could otherwise adversely affect the business and financial results of the combined company. Therefore, the failure to plan and manage the Combination effectively could have a material adverse effect on our business, financial condition and results of operations, and we may not realize the anticipated cost savings benefits.
We depend on our key employees. There is no guarantee that our key employees will remain employed with us for any specified period of time, and will not engage in competitive activities if they cease to be employed with us.
We depend on our key employees. It is expected that, following the consummation of the Combination, we will continue to substantially depend on the services of Messrs. Barrack and Saltzman, who are each entering into five-year employment agreements with us, and the services of the other members of our senior management team, including Messrs. Sanders, Tangen and Traenkle, who are each expected to enter into three-year employment agreements with us. As is presently the case under our current management arrangements with Colony Capital, the departure or the loss of the services of Messrs. Barrack or Saltzman or a number of senior management personnel and other employees following the Combination could have a material adverse effect on our business, financial condition, results of operations and ability to effectively operate our business.
Further, the employment and restrictive covenant agreements we entered into with each of Messrs. Barrack and Saltzman and the employment and restrictive covenant agreements that we expect to enter into with other members of our senior management team contain certain restrictions on these executives, including a restriction on engaging in activities that are deemed competitive to our business. Although we believe these covenants to be enforceable under current law in the states in which we do business, including California, there can be no guarantee that if our executives were to breach these covenants and engage in competitive activities, a court of law would fully enforce these restrictions. If our executives were to terminate their employment with us and engage in competitive activities, such activities could have a material adverse effect on our business, financial condition and results of operations.
Messrs. Barrack and Saltzman and the other members of our senior management team will have competing demands on their time and attention.
Mr. Barrack, who will continue to serve as our Executive Chairman and the Chairman of our Board following the Combination, and Mr. Saltzman, who will continue to serve as our Chief Executive Officer and President and a member of our

Board following the Combination, will have competing demands on their respective time and attention, including with respect to the provision of services to Colony Capital and certain outside entities following the Combination. These competing demands may result in these individuals devoting time to these outside entities in a manner that could affect our business. Under their respective employment agreements, Messrs. Barrack and Saltzman are permitted to devote time to certain outside activities, so long as those duties and activities do not unreasonably interfere with the performance of Mr. Barrack’s or Mr. Saltzman’s, respectively, duties to us.
We will become exposed to risks to which we have not historically been exposed, including liabilities with respect to the assets we will acquire from Colony Capital and ongoing liabilities and business risks inherent to Colony Capital’s business.
The Combination will expose us to risks to which we have not historically been exposed. Pursuant to the Contribution Agreement, we will incur liabilities with respect to the assets we will acquire from Colony Capital and certain of its affiliates and be subject to ongoing liabilities and business risks inherent to the business of Colony Capital and its affiliates. In addition, our overhead will increase as a result of our becoming internally managed, as the responsibility for overhead relating to management of our business currently is borne by our Manager, which will be contributed to us in the Combination. Also, we could be subject to additional liabilities as a result of employing the approximately 300 employees who are currently employed by Colony Capital. The employment of approximately 300 additional persons could subject us to additional potential liabilities that employers commonly face, such as workers’ disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances, and we will bear the costs of the establishment and maintenance of employee benefit plans, if established.
Finally, we may incur other liabilities to which we are not currently subject. For example, we could be subject to liabilities to investors in investment funds, programs or vehicles that were previously sponsored or managed by Colony Capital, or to third parties, as a result of our becoming and serving as manager or advisor to such funds, programs or vehicles. These liabilities could include unfunded pension or withdrawal liability from single employer or multiemployer pension plans if we are considered a member of a controlled group of companies that includes a portfolio company that has incurred such liability. In addition, even when we are not required to do so, we may advance funds to allow investment funds, programs or vehicles to meet their expenses. The assumption of Colony Capital’s liabilities and the incurrence by us of ongoing liabilities and business risks inherent to Colony Capital’s business could have a material adverse effect on our business, financial condition, results of operations and ability to effectively operate our business.
 The fairness opinion is subject to qualifications and its valuation of the business acquired may not represent the business’s true worth or realizable value.
The fairness opinion is subject to qualifications and its valuation of the business acquired may not represent the business’s true worth or realizable value. The opinion delivered to the Special Committee by Morgan Stanley & Co. LLC (“Morgan Stanley”) on December 22, 2014 is based on and subject to certain assumptions, qualifications and limitations described in such opinion, and is based on economic and market conditions and other circumstances as they existed and could be evaluated by Morgan Stanley on the date of such opinion. Changes in our or Colony Capital’s operations or prospects or changes in general market or economic conditions since the date of such opinion could, among other things, alter the relevance of the opinion. We do not intend to obtain an updated opinion.
Conflicts of interest may exist or could arise in the future with OP and its members, which may impede business decisions that could benefit our stockholders.
Following the implementation of our Company’s structure as a result of the Combination, conflicts of interest may exist or could arise as a result of the relationships between us and our affiliates, on the one hand, and OP or any member thereof, on the other. Our directors and officers have duties to our Company and our stockholders under applicable Maryland law in connection with their management of our Company. At the same time, we, as sole managing member of OP, have fiduciary duties to OP and to its members under Delaware law in connection with the management of OP. Our duties to OP and its members as the sole managing member may come into conflict with the duties of our directors and officers to our Company and our stockholders. These conflicts may be resolved in a manner that is not in the best interest of our stockholders.
In addition, non-managing members in our operating partnership have the right to vote on certain amendments to the OP agreement, as well as on certain other matters. Persons holding such voting rights may exercise them in a manner that conflicts with our stockholders’ interests.
If the OP is treated as a corporation for U.S. federal income tax purposes, we will cease to qualify as a REIT.
We believe that OP will, commencing with the Closing of the Combination, qualify as a partnership for U.S. federal income tax purposes. Assuming that OP qualifies as a partnership for U.S. federal income tax purposes, OP will not be subject to U.S. federal income tax on its income. Instead, its partners, including us, generally would be required to pay tax on their respective allocable share of OP’s income. No assurance can be provided, however, that the Internal Revenue Service (the “IRS”) will not challenge OP’s status as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating OP as a corporation for U.S. federal income tax purposes, we would fail to meet the gross income and asset tests applicable to REITs and, therefore, cease to qualify as a REIT, and OP would become subject to U.S. federal, state and local income tax. The payment by OP of income tax would reduce significantly the amount of cash available to OP to satisfy obligations to make principal and interest payments on its debt and to make distribution to its partners, including us. In addition, any change in the status of OP for tax purposes might be treated as a taxable event, in which case we might incur a tax liability without any related cash distributions.
The Combination may have adverse tax consequences.
The formation of OP as part of the Combination is intended to constitute, for U.S. federal income tax purposes, a tax-deferred contribution by us to a partnership. As a result, neither we nor holders of our common stock, in respect of those common stock holdings, are expected to recognize significant gain or loss for U.S. federal income tax purposes as a result of the Combination. In addition, the Combination is not expected to adversely affect our ability to continue to qualify as a REIT. Notwithstanding the foregoing, under the “investment company” rules under Section 721 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), the Combination generally would not qualify for tax-deferred treatment to the extent it is treated under such rules as a contribution by us to an “investment company.” The investment company rules are complex, and there also is uncertainty regarding other aspects of the U.S. federal tax treatment of the Combination. If the Combination failed to qualify for tax-deferred treatment under the investment company rules or otherwise, we generally would recognize taxable gain for U.S. federal income tax purposes, possibly up to the extent that the fair market value of our assets immediately prior to the Combination exceeded their adjusted tax basis. If and to the extent that we were unable to make distributions for the year in which the Combination occurred at least equal to our taxable income (including our net long term capital gain and also any taxable income or gain recognized in connection with the Combination), we would be subject to U.S. federal income tax (and potentially excise tax) on any undistributed amounts and may also be unable to satisfy the distribution requirements applicable to REITs.
In addition, as a general matter, as a REIT, we generally will be unable to conduct directly a portion of the third-party management business of Colony Capital that we are acquiring in connection with the Combination. We therefore intend to conduct those operations through one or more taxable REIT subsidiaries (each, a “TRS”). A TRS is subject to regular corporate income tax on its net income. As a result, the net income generated by those operations generally will be subject to regular corporate income tax. Moreover, as a REIT, stock and other securities of a TRS constitute nonqualifying assets for purposes of the 75% asset test applicable to REITs, and, thus, no more than 25% of our total gross assets may be comprised of the stock or other securities of one or more taxable REIT subsidiaries and other nonqualifying assets (including goodwill and similar assets we are acquiring as a result of the Combination). In addition, dividends payable by taxable REIT subsidiaries constitute qualifying income for purposes of the 95% gross income test applicable to REITs, but nonqualifying income for purposes of the 75% gross income test applicable to REITs. Accordingly, if the value of the business we are acquiring in connection with the Combination and the income generated thereby increases relative to the value of our other, REIT-compliant assets and the income produced thereby, we may fail to satisfy one or more of the requirements applicable to REITs.
The stock ownership limits imposed by the Internal Revenue Code for REITs and our Articles of Amendment and Restatement (the “Charter”) may restrict our business combination opportunities, and if certain amendments to the Charter that we have agreed to adopt upon the Closing of the Combination are approved, the current stock ownership limits will be reduced, which could further restrict business combination opportunities.
In order for us to maintain our qualification as a REIT under the Internal Revenue Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) at any time during the last half of each taxable year following our first year. Our Charter, with certain exceptions, authorizes our Board to take those actions that are necessary and desirable to preserve our qualification as a REIT. In order to assist us in complying with the limitations on the concentration of ownership of REIT stock imposed by the Internal Revenue Code, our current Charter generally prohibits any person (other than a person who has been granted an exemption) from actually or constructively owning more than 9.8% of the aggregate of the outstanding shares of our common stock by value or by number of shares, whichever is more restrictive, or 9.8% of the aggregate of the outstanding shares of such class or series of our preferred stock by value or by number of shares, whichever is more restrictive. In connection with the Combination, the Board has proposed that the Charter be amended to lower our stock ownership limits and prohibit any person (other than a person who has been granted an exemption or a “designated investment entity”) from actually or constructively owning more than 8% of the aggregate of the outstanding shares of our common stock (by value or by number of shares, whichever is more restrictive). Our Board may, in its sole discretion, grant, and has in certain circumstances granted, an exemption to the common stock ownership limits, subject to such conditions and the receipt by our Board of certain representations and undertakings. Our current Charter and proposed amended Charter also prohibits (or would continue to prohibit) any person from (a) beneficially or constructively owning, as determined by applying certain attribution rules of the Internal Revenue Code, our stock that would result in us being “closely held” under Section 856(h) of the Internal Revenue Code or that would otherwise cause us to fail to qualify as a REIT or to have not insignificant non-qualifying income from “related” parties or (b) transferring stock if such transfer would result in our stock being owned by fewer than 100 persons. The ownership limits imposed under the Internal Revenue Code are based upon direct or indirect ownership by “individuals,” but only during the last half of a tax year. The ownership limits contained in our current Charter and our proposed amended Charter key off of the ownership at any time by any “person,” which term includes entities. These ownership limitations are common in REIT charters and are intended to provide added assurance of compliance with the tax law requirements, and to minimize administrative burdens. However, the ownership limit on our common stock might also delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders, and the proposed reduction in the ownership limit could further restrict such transactions that may otherwise not be so delayed or prevented.

Risks Related to The Business of Colony Capital Acquired in The Combination
Because advisory agreements with Colony Capital’s investment funds are subject to termination in certain circumstances, any such termination could have a material adverse effect on our business, results of operations and financial condition.
The advisory agreements under which Colony Capital or its affiliates provide and, following consummation of the Combination, we will provide, services to Colony Capital’s investment funds and the general partners of those investment funds may generally be terminated by the general partner or the applicable fund, as the case may be, with cause (subject to certain notice and cure periods) and, in certain circumstances, may be terminated without cause on limited notice.
In addition, such advisory agreements terminate automatically in certain circumstances, including if the limited partners of any of the funds remove the general partner of that fund, which they generally may do with or without cause subject to certain consent thresholds and other conditions. The advisory agreements also generally terminate automatically upon dissolution of the applicable investment fund. The investment funds generally may be dissolved (i) in the case of certain funds, by limited partners if Mr. Barrack fails to adhere to certain “key man” provisions of that fund’s (and, in some cases, other funds’) organizational documents requiring him to be actively involved and devote a substantial majority of his business time and attention to such fund and its affiliated partnerships, (ii) in the case of certain funds, by the limited partners if neither Mr. Barrack nor any individual named as a Colony Capital “principal” continue to control Colony Capital following a change in control of Colony Capital, (iii) by election of the general partner and the limited partners, and (iv) upon certain other events, such as bankruptcy and expiration of the applicable fund.
Finally, we expect that advisory agreements with our future investment funds also will be terminable upon relatively short notice, with or without cause. Any termination of a material advisory agreement could have a material adverse effect on our business, results of operations and financial condition.
Failure to deal appropriately with conflicts of interest in Colony Capital’s investment business could damage our reputation and adversely affect our businesses.
Following consummation of the Combination, we may confront potential conflicts of interest relating to our funds’ investment activities and our allocation of investment opportunities among our funds or among our direct investment programs and our funds. Colony Capital’s investment funds and our future investment funds may have overlapping investment objectives, including funds that have different fee structures, and potential conflicts may arise with respect to our decisions regarding how to allocate investment opportunities among those funds or how to allocate investment opportunities among us and those funds. For example, we may allocate an investment opportunity that is appropriate for two or more investment funds in a manner that excludes one or more funds or results in a disproportionate allocation based on factors or criteria that we determine, such as sourcing of the transaction, the relative amounts of capital available for investment in each fund, the nature and extent of involvement in the transaction on the part of the respective teams of investment professionals dedicated to the respective funds and other considerations deemed relevant by us. In the case of any future funds that we may sponsor, we may implement any allocation methodology that we deem appropriate (including retaining the right to allocate investment opportunities in our sole discretion), and there can be no assurance that our allocation procedures will adequately address all of the conflicts that may arise or that they will address such conflicts in a manner that is more favorable to us than to our investment funds. Also, our decision to pursue a fund investment opportunity could preclude our ability to obtain a related advisory assignment, and vice versa. In addition, conflicts of interest may exist in the valuation of our investments and regarding decisions about the allocation of specific investment opportunities among us and our funds and the allocation of fees and costs among us and our funds. To the extent we fail to appropriately deal with any such conflicts, it could negatively impact our reputation and ability to raise additional funds or result in potential litigation against us.
Although we will seek to make allocation decisions in a manner that we believe is fair and consistent with our allocation policies, our allocation of investment opportunities may give rise to investor dissatisfaction, litigation or regulatory enforcement. Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation, which could materially adversely affect our business and our ability to attract investors for future vehicles.
Our executive officers control or have equity interests in the general partner of each of Colony Capital’s investment funds, which may expose us to conflicts of interest that could have a material adverse effect on our business, results of operations and financial condition.
Mr. Barrack controls the general partner of each of Colony Capital’s investment funds. At the same time, Mr. Barrack serves as our Executive Chairman. As a result, Mr. Barrack directly or indirectly owes fiduciary duties both to us and to Colony Capital’s investment funds that may from time to time come into conflict. In addition, our executive officers have equity interests in the general partner of each of Colony Capital’s investment funds. These duties and interests may put our executive officers in a position to influence decisions or actions to be taken by Colony Capital’s investment funds in a manner that may be viewed as being in the best interest of that investment fund’s general partner but not being in our best interest. In addition, if the general partner of any investment fund breaches an advisory agreement, we may choose not to enforce, or to enforce less vigorously, our rights because of our desire to maintain our ongoing relationship with our executive officers (including if they cease to be executive officers) who hold interests in that fund general partner. Should these conflicts result in decisions that are not in our best interest, it could have a material adverse effect on our business, results of operations and financial condition.
With respect to new investment vehicles that we sponsor following consummation of the Combination, unlike with Colony Capital’s investment funds, we expect to serve as general partner under the Colony name and receive all fees and therefore do not expect our new investment vehicles to have similar conflicts to those described in the prior paragraph for Colony Capital’s existing investment funds, although there can be no assurance that this will be the case. We expect to receive carried interest from future investment programs (net of carried interest that we expect will be allocated to members of our management team, investment professionals and other individuals, which, consistent with market terms, we expect to be 40.0% of the carried interest earned).
Extensive regulation of Colony Capital’s businesses could affect our activities, result in additional burdens on our business and create the potential for significant liabilities and penalties.
Colony Capital’s business is subject to extensive regulation, including periodic examinations, by governmental and self-regulatory organizations in the jurisdictions in which it operates around the world. Many of these regulators, including U.S. and foreign government agencies and self-regulatory organizations, as well as state securities commissions in the United States, are empowered to conduct investigations and administrative proceedings that can result in fines, suspensions of personnel or other sanctions, including censure, the issuance of cease-and-desist orders, the suspension or expulsion of a broker-dealer or investment adviser from registration or memberships or the commencement of a civil or criminal lawsuit against us or our personnel. Even if an investigation or proceeding did not result in a sanction or the sanction imposed against us or our personnel by a regulator were small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing clients or fail to gain new asset management or financial advisory clients.
In addition, Colony Capital regularly relies on exemptions from various requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”), the Exchange Act, the 1940 Act and the U.S. Employee Retirement Income Security Act of 1974, as amended, in conducting its asset management activities. These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties whom we do not control. If for any reason these exemptions were to become unavailable to us, we could become subject to regulatory action or third party claims and our business could be materially and adversely affected. For example, the SEC recently amended Rule 506 of Regulation D under the Securities Act to impose “bad actor” disqualification provisions which ban an issuer from offering or selling securities pursuant to the safe harbor rule in Rule 506 if the issuer, or any other “covered person,” is the subject of a criminal, regulatory or court order or other “disqualifying event” under the rule which has not been waived. The definition of “covered person” under the rule includes an issuer’s directors, general partners, managing members and executive officers; affiliates who are also issuing securities in the offering; beneficial owners of 20% or more of the issuer’s outstanding equity securities; and promoters and persons compensated for soliciting investors in the offering. Accordingly, our ability to rely on Rule 506 to offer or sell securities would be impaired if we or any “covered person” is the subject of a disqualifying event under the rule and we are unable to obtain a waiver. The requirements imposed by our regulators are designed primarily to ensure the integrity of the financial markets and to protect investors in our investment funds and are not designed to protect us. Consequently, these regulations could serve to limit our activities and impose burdensome compliance requirements.
Regulatory changes in the United States could adversely affect our business.
As a result of recent highly publicized financial scandals, investors, regulators and the general public have exhibited concerns over the integrity of both the U.S. financial markets and the regulatory oversight of these markets. As a result, the business environment in which Colony Capital operates and in which, following consummation of the Combination, we will operate, is subject to heightened regulation. With respect to alternative asset management funds, in recent years, there has been debate in both U.S. and foreign governments about new rules or regulations, including increased oversight or taxation. As calls for additional regulation have increased, there may be a related increase in regulatory oversight of the trading and other investment activities of alternative asset management funds, including Colony Capital’s investment funds and our future investment funds. Such oversight may cause us to incur additional expense and may result in fines if we are deemed to have violated any regulations.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) recently enacted by the U.S. Congress has changed and is expected to continue changing the regulatory environment for alternative investment funds, including Colony Capital’s investment funds and our future investment funds. Dodd-Frank expands the registration requirements for investment advisers managing such funds, as well as subjecting large funds to supervisory oversight for purposes of assessing their potential to contribute to systemic risk. Although the SEC and other U.S. regulatory agencies have begun issuing rules and regulations to implement the requirements of Dodd-Frank, many of the provisions of Dodd-Frank still require the adoption of implementing regulations by the applicable agencies. Accordingly, it is not possible finally to assess Dodd-Frank’s full impact on us, our investment funds or, in some cases, the instruments in which our investment funds may invest. As the regulatory environment evolves, compliance with any new laws or regulations could be difficult and may adversely affect the value of instruments held by our investment funds or the ability of our investment funds to pursue their investment strategies.
Although the full scope of these potential regulatory changes are not yet known, such changes could have a meaningful impact on the financial industry. We may be adversely affected if new or revised legislation or regulations are enacted, or by changes in the interpretation or enforcement of existing rules and regulations imposed by the SEC, other U.S. governmental regulatory authorities or self-regulatory organizations that supervise the financial markets and their participants. Such changes could place limitations on the type of investor that can invest in our investment funds or on the conditions under which our investment funds may acquire investments. Further, such changes may limit the scope of investing activities we may undertake for our investment funds. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become law. Any changes in the regulatory framework applicable to our business, including the changes described above, may impose additional costs on us, require the attention of our senior management or result in limitations on the manner in which we conduct our business. Moreover, as calls for additional regulation have increased, there may be a related increase in regulatory investigations of the trading and other investment activities of alternative asset management funds, including our funds. Compliance with any new laws or regulations could make compliance more difficult and expensive, affect the manner in which we conduct our business and adversely affect our profitability.
Poor performance of Colony Capital’s investment funds or our future investment funds could cause a decline in our revenue, income and cash flow and could adversely affect our ability to raise capital for future investment funds.
In the event that any of Colony Capital’s investment funds or our future investment funds were to perform poorly, our revenue, income and cash flow could decline because the value of our assets under management would decrease, which, depending on the terms of the applicable fund, could result in a reduction in investment management and other fees, and our investment returns would decrease, resulting in a reduction in the carried interest and incentive fees we earn. Moreover, we could experience losses on our investments of our own principal as a result of poor investment performance by our investment funds.
Poor performance of our investment funds could make it more difficult for us to raise new capital. Potential investors might decline to invest in future investment funds we raise and current investors might withdraw their investments as a result of poor performance of the investment funds in which they are invested. Investors and potential investors in our funds continually assess our investment funds’ performance, and our ability to raise capital for existing and future investment funds and avoid excessive redemption levels will depend on our investment funds’ continued satisfactory performance. Accordingly, poor fund performance may deter future investment in our funds and thereby decrease the capital invested in our funds and potentially, our investment management and other fee revenue. Alternatively, in the face of poor fund performance, investors could demand lower fees or fee concessions for existing or future funds which would likewise decrease our revenue. A significant number of fund sponsors have recently decreased the amount of fees they charged investors for managing existing or successor funds as a direct result of poor fund performance.
A decline in the pace or size of investment by Colony Capital’s investment funds would result in our receiving less revenue from our investment management and other fees and lower return from our investments in the investment funds.
The investment management and other fees that we earn are driven in part by the pace at which our funds make investments and the size of those investments. Any decline in that pace or the size of such investments would reduce our revenue from our investment management and other fees and would also lower our return from our investments in the investment funds. Many factors could cause such a decline in the pace of investment or the transaction and management or monitoring fees we receive, including:

•	the inability of our investment professionals to identify attractive investment opportunities;

•	competition for such opportunities among other potential acquirers;

•	decreased availability of capital or financing on attractive terms;

•	our failure to consummate identified investment opportunities because of business, regulatory or legal complexities and adverse developments in the U.S. or global economy or financial markets;

•	terms we may agree with our fund investors to increase the percentage of transaction or other fees we may share with them; and

•	new regulations or actions of regulatory authorities.
Our inability to raise additional or successor investment funds (or raise successor investment funds of a comparable size as Colony Capital’s current investment funds) could have a material adverse effect on our business, results of operations and financial condition.
Colony Capital’s current investment funds have a finite life and a finite amount of commitments from fund investors. Once a fund nears the end of its investment period, our success depends on our ability to raise additional or successor funds in order to keep making investments and, over the long term, earning investment management and other fees. Even if we are successful in raising successor funds, to the extent we are unable to raise successor funds of a comparable size to Colony Capital’s current funds or the extent that we are delayed in raising such a successor fund, our revenues may decrease as the investment period of our predecessor funds expire and associated fees decrease.
Furthermore, in order to raise capital for new strategies and funds without drawing capital away from our existing funds, we will need to seek new sources of capital. Institutional investors in funds that have suffered from decreasing returns, liquidity pressure, increased volatility or difficulty maintaining targeted asset allocations, may materially decrease their fund investments or temporarily suspend making new fund investments. Such investors may elect to reduce their overall portfolio allocations to alternative investments such as our funds, resulting in a smaller overall pool of available capital in our industry. In addition, the asset allocation rules or regulations or investment policies to which such third-party investors are subject could inhibit or restrict the ability of third-party investors to make investments in our investment funds. To the extent that the available pool of new capital is reduced or limited, we may be unable to raise successor funds, and the decrease of our revenues as the investment period of our predecessor funds expire and associated fees decrease could have a material adverse impact on our business, results of operations and financial condition.
Investors in our future funds may negotiate to pay us lower investment management and other fees and the economic terms of our future funds may be less favorable to us than those of Colony Capital’s existing funds, which could have a material adverse effect on our business, results of operations and financial condition.
In connection with raising new investment funds or securing additional investments in existing funds, we will negotiate terms for such funds and investments with investors. The outcome of such negotiations could result in our agreement to terms that are materially less favorable to us than the terms of Colony Capital’s existing investment funds or funds advised by our competitors. For example such terms could restrict our ability to raise investment funds with investment objectives or strategies that compete with existing funds, reduce fee revenues we earn, reduce the percentage of profits on third-party capital in which we share, include a performance hurdle that requires us to generate a specified return on investment prior to our right to receive carried interest or add expenses and obligations for us in managing the fund or increase our potential liabilities. Furthermore, as institutional investors increasingly consolidate their relationships with investment firms and competition becomes more acute, we may receive more of these requests to modify the terms in our new funds. Agreement to terms that are materially less favorable to us could result in a decrease in our profitability, which could have a material adverse effect on our business, results of operations and financial condition.

The investments held by Colony Capital’s investment funds are subject to a number of inherent risks.
Colony Capital’s results are highly dependent on its continued ability to generate attractive returns from its funds’ investments. Investments made by Colony Capital’s investment funds involve a number of significant risks inherent to private equity, credit and other investing, including, but not limited to, the following:

•	real estate assets are subject to risks particular to real property, including lease terminations and/or tenant defaults, any of which could reduce its return from an affected property or asset;

•	non-performing and sub-performing commercial mortgage loans, or loans that may become non-performing and sub-performing, are subject to increased risks relative to performing loans;

•
the supply of commercial mortgage loans that meets Colony Capital’s investment objectives and strategies will probably decrease as the economy improves, which may cause it to adjust its investment strategies;

•
commercial mortgage loans and the mortgage loans underlying Colony Capital’s CMBS investments are subject to the ability of the property owner to generate net income from operating the property as well as the risks of delinquency and foreclosure;

•	CMBS investments are subject to the risks of the securitization process, as well as all of the risks of the underlying mortgage loans;

•
investments in non-investment grade rated loans, corporate bank debt and debt securities of commercial real estate operating or finance companies will be subject to the specific risks relating to the particular company and to the general risks of investing in real estate-related loans and securities, which may result in significant losses;

•	derivative instruments, credit default swaps and construction loans would subject Colony Capital to increased risk of loss;

•	residential mortgage loans are subject to risks particular to investments secured by mortgage loans on residential property;

•	investments may be concentrated and will be subject to risk of default;

•	equity investments and mezzanine debt investments often rank junior to senior loans or investments made by others, which presents an increased risk of loss of the investment; and

•
limited numbers of investments, or investments concentrated in certain geographic regions or asset types, could negatively affect a fund’s performance to the extent those concentrated investments perform poorly.

We are subject to risks and liabilities in connection with sponsoring, investing in and managing new investment funds.
Following consummation of the Combination, we expect to sponsor, manage and serve as general partner of new investment funds. Investment in these funds may involve risks not otherwise present with a direct investment in the fund’s target assets, including, for example:

•	the possibility that investors might become bankrupt or otherwise be unable to meet their capital contribution obligations;

•	that fund agreements often restrict our ability to transfer or liquidate our interest when we desire or on advantageous terms;

•
that our relationships with the investors will be generally contractual in nature and may be terminated or dissolved under the terms of the agreements, or we may be removed as general partner, and in such event, we may not continue to manage or invest in the applicable fund underlying such relationships;

•
that disputes between us and the investors may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business and result in subjecting the investments owned by the applicable investment fund to additional risk; and

•	that we may incur liability for obligations of a partnership by reason of being its general partner.
The investment management business is intensely competitive, which could have a material adverse impact on our business.
The investment management business is highly fragmented, with Colony Capital’s competitors consisting primarily of sponsors of public and private investment funds, real estate development companies, business development companies, investment banks, commercial finance companies and operating companies acting as strategic buyers of businesses. A number of factors serve to increase our competitive risks:

•
a number of our competitors in some of our businesses may have greater financial, technical, marketing and other resources and more personnel than we do, and, in the case of some asset classes, longer operating histories, more established relationships or greater experience;

•
fund investors may materially decrease their allocations in new funds due to their experiences following an economic downturn, the limited availability of capital, regulatory requirements or a desire to consolidate their relationships with investment firms;

•	some of our competitors may have better expertise or be regarded by fund investors as having better expertise in a specific asset class or geographic region than we do;

•
some of our competitors have agreed to terms on their investment funds or products that may be more favorable to fund investors than our funds or products, such as lower management fees, greater fee sharing, or performance hurdles for carried interest, and therefore we may be forced to match or otherwise revise our terms to be less favorable to us than they have been in the past;

•	some of our funds may not perform as well as competitors’ funds or other available investment products;

•
our competitors have raised or may raise significant amounts of capital, and many of them have similar investment objectives and strategies to our funds, which may create additional competition for investment opportunities and may reduce the size and duration of pricing inefficiencies that many alternative investment strategies seek to exploit;

•
some of these competitors may also have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to investment opportunities;

•
some of our competitors may have higher risk tolerances, different risk assessments or lower return thresholds, which could allow them to consider a wider variety of investments and to bid more aggressively than us for investments;

•
some of our competitors may be subject to less regulation or less regulatory scrutiny and accordingly may have more flexibility to undertake and execute certain businesses or investments than we do and/or bear less expense to comply with such regulations than we do;

•
there are relatively few barriers to entry impeding the formation of new funds, including a relatively low cost of entering these businesses, and the successful efforts of new entrants into our various lines of business, including major commercial and investment banks and other financial institutions, have resulted in increased competition;

•	some fund investors may prefer to invest with an investment manager that is not publicly traded, is smaller, or manages fewer investment products; and

•	other industry participants will from time to time seek to recruit our investment professionals and other employees away from us.
We may lose investment opportunities in the future if we do not match investment prices, structures and terms offered by competitors. Alternatively, we may experience decreased investment returns and increased risks of loss if we match investment prices, structures and terms offered by competitors. Moreover, as a result, if we are forced to compete with other investment firms on the basis of price, we may not be able to maintain our current fund fee, carried interest or other terms. There is a risk that fees and carried interest in the alternative investment management industry will decline, without regard to the historical performance of a manager. Fee or carried interest income reductions on existing or future funds, without corresponding decreases in our cost structure, would adversely affect our revenues and profitability. In addition, if interest rates were to rise or if market conditions for competing investment products become or are favorable and such products begin to offer rates of return superior to those achieved by our funds, the attractiveness of our funds relative to investments in other investment products could decrease. This competitive pressure could adversely affect our ability to make successful investments and limit our ability to raise future funds, either of which would adversely impact our business, results of operations and cash flow.
Following our acquisition of Colony Capital’s business, we will be subject to substantial litigation risks and may face significant liabilities and damage to our professional reputation as a result of litigation allegations and negative publicity.
The investment decisions we will make in our investment management business and the activities of our investment professionals on behalf of our portfolio companies may subject them and us to the risk of third-party litigation arising from dissatisfaction of fund investors with the performance of their funds and a variety of other litigation claims. We also will be exposed to risks of litigation or investigation in the event of any transactions that presented conflicts of interest that were not properly addressed. Additionally, to the extent investors in Colony Capital’s investment funds suffer losses resulting from fraud, gross negligence, willful misconduct or other similar misconduct, such investors may have remedies against us, our investment funds, our principals or our affiliates under federal securities law and state law.
If any civil or criminal lawsuits are brought against us and result in a finding of substantial legal liability or culpability, the lawsuit could materially adversely affect our business, financial condition or results of operations or cause significant reputational harm to us, which could seriously impact our business. Colony Capital depends to a large extent on its business relationships and its reputation for integrity and high-caliber professional services to attract and retain fund investors and qualified professionals and to pursue investment opportunities for its funds. As a result, allegations of improper conduct by private litigants or regulators, whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity and press speculation about Colony Capital, its investment activities or its industry in general, whether or not valid, may harm its reputation, which may be more damaging to its business than to other types of businesses.
Third party investors in Colony Capital’s funds with commitment-based structures may not satisfy their contractual obligations to fund capital calls when requested, which could have a material adverse effect on our business, results of operations and financial condition.
Investors in certain of Colony Capital’s investment funds make capital commitments to those funds that the funds are entitled to call from those investors at any time during prescribed periods. We will depend on fund investors fulfilling their commitments when we call capital from them in order for such funds to consummate investments and otherwise pay their obligations (for example, management fees) when due. Any fund investor that did not fund a capital call would generally be subject to several possible penalties. However, investors may in the future negotiate for lesser or reduced penalties at the outset of the fund, thereby inhibiting our ability to enforce the funding of a capital call. If our fund investors were to fail to satisfy a significant amount of capital calls for any particular fund or funds, the operation and performance of those funds could be materially and adversely affected.

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
Our ownership of industrial properties is subject to various risks, any of which could have a material adverse effect on our business and results of operations.
In December 2014, we acquired a portfolio of 256 light industrial real estate properties and the associated operating platform (“Light Industrial Portfolio”) from Cobalt Capital Partners, L.P.  The ownership of industrial properties subjects us to various risks that could adversely affect our business and results of operations, including, among others, the following:

•	an economic downturn in the industrial real estate sector;

•
environmentally hazardous conditions, including the presence of or proximity to underground storage tanks for the storage of petroleum products and other hazardous toxic substances, or the failure to properly remediate these substances, and the resulting potential for release of such products and substances, which may adversely affect our ability to sell, rent or pledge such properties as collateral for future borrowings;

•	restrictions imposed by environmental laws on the manner in which property may be used or businesses may be operated; and

•
the risk of liabilities, including under environmental laws and regulations, arising from leasing properties to customers that engage in industrial, manufacturing, and commercial activities that involve hazardous or toxic substances.

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
The risks associated with our investments may be more acute during periods of economic slowdown or recession, especially if these periods are accompanied by declining real estate values. Our results of operations are materially affected by conditions in the mortgage market, the commercial real estate markets, the financial markets and the economy generally. In recent years, concerns about the mortgage market and a declining real estate market, as well as inflation, energy costs, geopolitical issues and the availability and cost of credit, have contributed to increased volatility and diminished expectations for the economy and markets. Furthermore, an economic slowdown may result in continued decreased demand for commercial property, forcing property owners to lower rents on properties with excess supply. To the extent that a property owner has fewer tenants or receives lower rents, such property owners will generate less cash flow on their properties, which increases significantly the likelihood that such property owners will default on their debt service obligations to us. If borrowers default, we may incur losses on our investments with them if the value of any collateral we foreclose upon is insufficient to cover the full amount of such investment, and the funds from such foreclosure may take a significant amount of time to realize. For the foregoing reasons, a weak economy also may result in the increased likelihood of re-default rates even after we have completed loan modifications. In addition, to the extent that we acquire direct interests in commercial or residential real estate, an economic slowdown could adversely impact, among other things, the ability of our tenants to pay rent on a timely basis, if at all, and could result in tenants terminating their leases, choosing not to renew their existing leases or reducing the amount of space that they rent. A deterioration of the real estate market may result in a decline in the market value of our investments or cause us to experience losses related to our assets, which may adversely affect our results of operations, the availability and cost of credit and our ability to make distributions to our stockholders.
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
Our investment in certain assets may decline in value if long-term interest rates increase. Declines in market value may ultimately reduce earnings or result in losses to us, which may negatively affect cash available for distribution to our stockholders. If long-term interest rates increased significantly, the market value of certain investments may decline, and the duration and weighted average life of these investments may increase. As a result, we could realize a loss if these investments were sold prior to maturity.
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
We operate in a highly competitive market for investment opportunities. Our profitability depends, in large part, on our ability to acquire assets, including our target assets, at attractive prices. In acquiring assets, we compete with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds (including other funds managed by Colony Capital), commercial and investment banks, commercial finance and insurance companies and other financial institutions, many of whom are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. In recent years, several other REITs have raised, and may raise significant amounts of capital in the future, and may have investment objectives that overlap with ours, which will likely create additional competition for investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us, such as funding from the U.S. Government, if we are not eligible to participate in programs established by the U.S. Government as well as borrowings that are governed by the FDIC. In addition, many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the 1940 Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, competition for investments may result in an increase in the price of such assets, which may further limit our ability to generate attractive risk-adjusted returns. Moreover, as conditions in the mortgage market, the financial markets and the economy continue to improve, the availability of commercial mortgage loans that meet our investment objectives and strategies will likely decrease, which will increase competition and may limit us from making investments in our target assets. As a result of such increased competition, we cannot assure you that we will be able to identify and make additional investments that are consistent with our investment objectives, which could have a material adverse effect on our business, financial condition and results of operations.
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
We depend on tenants for revenue and, accordingly, lease terminations and/or tenant defaults, particularly by one or more large tenants, could have a material adverse effect on us.
To the extent that we acquire direct or indirect equity interests in commercial or residential real estate including our investment in CAH OP, the success of our investments will depend on the financial stability of our tenants, any of whom may experience a change in their business or economic status at any time. If economic conditions worsen, tenants occupying the commercial or residential real estate that we may acquire may delay lease commencements, decline to extend or renew their leases upon expiration, fail to make rental payments when due, or declare bankruptcy. Any of these actions could result in the termination of the tenants' leases, or expiration of existing leases without renewal, and the loss of rental income attributable to the terminated or expired leases. In the event of a tenant default or bankruptcy, we or CAH OP may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment and re-letting our property. If a significant number of leases, or leases for one or more large tenants, are terminated or defaulted upon, we or CAH OP may be unable to lease the property for the rent previously received or sell the property without incurring a loss. In addition, significant expenditures, such as mortgage payments, real estate taxes and insurance and maintenance costs, are generally fixed and do not decrease when revenues at the related property decrease. If any of the foregoing were to occur, it could have a material adverse effect on our cash flows, results of operations and our ability to make distributions to our stockholders.
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
Our direct or indirect ownership of equity interests in hotels subjects us to various risks associated with operating in the lodging industry, any of which could have a material adverse effect on us, including our future results of operations.
We have direct or indirect ownership in hotels. The operation of the hotels subjects us to various risks common to the lodging industry that could adversely affect our results of operations, including, among others, the following:

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
We believe that there continue to be unique market opportunities to acquire commercial mortgage loans and mortgage-related assets at significant discounts to their unpaid principal balances. However, if conditions in the mortgage market, the financial markets and the economy continue to improve, the availability of commercial mortgage loans that meet our investment objective and strategies will likely decrease, which could prevent us from implementing our business strategies. At such time, we will reevaluate our investment strategies with a view of maximizing the returns from our investment portfolio and identifying other dislocations and opportunities in real estate-related assets, but there can be no assurance that any of our strategies will be successful.

Continuing concerns regarding European debt, market perceptions concerning the instability of the euro and recent volatility and price movements in the rate of exchange between the U.S. dollar and the euro could adversely affect our business, results of operations and financing.
Concerns persist regarding the debt burden of certain Eurozone countries and their ability to meet future financial obligations, the overall stability of the euro and the suitability of the euro as a single currency, given the diverse economic and political circumstances in individual Eurozone countries and in recent declines and volatility in the value of the euro. These concerns could lead to the re-introduction of individual currencies in one or more Eurozone countries, or, in more extreme circumstances, the possible dissolution of the euro currency entirely. Should the euro dissolve entirely, the legal and contractual consequences for holders of euro-denominated obligations would be uncertain. Such uncertainty would extend to among other things, whether obligations previously expressed to be owed and payable in euros would be re-denominated in a new currency, what laws would govern and the courts of which country would have jurisdiction. These potential developments, or market perceptions concerning these and related issues, could materially adversely affect the value of our euro-denominated assets and obligations.
Furthermore, market concerns about economic growth in the Eurozone relative to the United States and speculation surrounding the potential impact on the euro of a possible Greek or other country exit from the Eurozone may continue to exert downward pressure on the rate of exchange between the U.S. dollar and the euro, which may adversely affect our results of operations.
The commercial mortgage loans that we acquire or originate and the mortgage loans underlying our CMBS investments are subject to the ability of the property owner to generate net income from operating the property as well as the risks of delinquency and foreclosure.
The ability of a commercial mortgage borrower to repay a loan secured by an income-producing property, such as a multi-family or commercial property, typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income producing property can be affected by, among other things, tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expense or limit rents that may be charged, the need to address any environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, acts of God, terrorism, social unrest and civil disturbances.
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
We currently own interests in mezzanine loans and may, subject to maintaining our qualification as a REIT, originate or acquire additional mezzanine loans (or interests in mezzanine loans). Mezzanine loans take the form of subordinated loans secured by junior participations in mortgages or second mortgages on the underlying property, or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. These types of assets involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property, because the loan may be foreclosed on by the senior lender. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt is paid in full. Where debt senior to our loan exists, the presence of intercreditor arrangements between the holder of the senior mortgage loan and us, as the mezzanine lender, may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies and control decisions made in bankruptcy proceedings relating to borrowers. As a result, we may not recover some or all of our investment, which could result in losses. In addition, even if we are able to foreclose on the underlying collateral following a default on a mezzanine loan, we would replace the defaulting borrower and, to the extent income generated on the underlying property is insufficient to meet outstanding debt obligations on the property, we may need to commit substantial additional capital to stabilize the property and prevent additional defaults to lenders with remaining liens on the property. Significant losses related to our current or future mezzanine loans could have a material adverse effect on our results of operations and our ability to make distributions to our stockholders.

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
We also may acquire non-Agency RMBS, which are backed by residential real estate property but, in contrast to Agency RMBS, their principal and interest are not guaranteed by federally chartered entities such as the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation, and, in the case of the Government National Mortgage Association, the U.S. Government. We may acquire non-Agency RMBS backed by collateral pools of mortgage loans that have been originated using underwriting standards that are less restrictive than those used in underwriting “prime mortgage loans” and “Alt A mortgage loans.” These lower standards include mortgage loans made to borrowers having imperfect or impaired credit histories, mortgage loans where the amount of the loan at origination is 80% or more of the value of the mortgage property, mortgage loans made to borrowers with low credit scores, mortgage loans made to borrowers who have other debt that represents a large portion of their income and mortgage loans made to borrowers whose income is not required to be disclosed or verified. Due to ongoing economic conditions, including fluctuations in interest rates and lower home prices, as well as recent historic aggressive lending practices, subprime mortgage loans have in recent periods experienced increased rates of delinquency, foreclosure, bankruptcy and loss, and they are likely to continue to experience delinquency, foreclosure, bankruptcy and loss rates that are higher, and that may be substantially higher, than those experienced by mortgage loans underwritten in a more traditional manner. Thus, because of the higher delinquency rates and losses associated with subprime mortgage loans, the performance of non-Agency RMBS backed by subprime mortgage loans that we may acquire could be adversely affected, which could materially and adversely impact our results of operations, financial condition and business.
We may invest in derivative instruments, which would subject us to increased risk of loss.
Subject to maintaining our qualification as a REIT, we may invest in derivative instruments. The prices of derivative instruments, including futures and options, are highly volatile. Payments made pursuant to swap agreements may also be highly volatile. Price movements of futures and options contracts and payments pursuant to swap agreements are influenced by, among other things, interest rates, foreign exchange rates, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and policies of governments, and national and international political and economic events and policies. The value of futures, options and swap agreements also depends upon the value of the assets underlying them. In addition, our assets are also subject to the risk of the failure of any of the exchanges on which our positions trade or of our clearinghouses or counterparties.
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
Market conditions in recent years may make it more difficult for us to analyze potential investment opportunities or our portfolio of assets.
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
Investments in mortgage-related assets generally experience periods of illiquidity. The lack of liquidity may result from the absence of a willing buyer or an established market for these assets, as well as legal or contractual restrictions on resale or the unavailability of financing for these assets. In addition, certain of our target assets, such as B-Notes, mezzanine loans, junior participations and bridge and other loans, are also particularly illiquid investments due to their short life, their potential unsuitability for securitization and the greater difficulty of recovery in the event of a borrower’s default. Further, we may face other restrictions on our ability to liquidate an investment in a business entity to the extent that we or our Manager has or could be attributed with material, non-public information regarding such business entity. The illiquidity of our investments may make it difficult for us to sell such investments at advantageous times or in a timely manner if the need or desire arises, including, if necessary, to maintain our status as a REIT or to maintain our exemption from the 1940 Act. Moreover, turbulent market conditions, such as those experienced recently, could significantly and negatively affect the liquidity of our assets. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which may cause us to incur losses. If we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our assets. If and to the extent that we use leverage to finance our investments that are or become liquid, the adverse impact on us related to trying to sell assets in a short period of time for cash could be greatly exacerbated.
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

Our investments that are not denominated in U.S. dollar subject us to currency rate exposure and the uncertainty of foreign laws and markets.
We have investments in joint ventures and loans that are denominated in Euro and British Pound, which expose us to foreign currency risk. As of December 31, 2014, we had approximately €315.9 million and £128.0 million, or $581.7 million, in such foreign investments. A change in foreign currency exchange rates may have an adverse impact on the valuation of our equity investments in foreign joint ventures and loans denominated in currency other than the U.S. dollar. Although we generally use collars (consisting of caps and floors) and forwards to hedge the foreign currency exposure of our investments, we may not be able to do so successfully and may incur losses on these investments as a result of exchange rate fluctuations. In addition, investments in foreign countries also subject us to risks of multiple and conflicting tax laws and regulations and political and economic instability abroad, which could adversely affect our receipt of distributions from these investments.

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
Likewise, if interest rates, or expected future interest rates, rise during their term, the yield of the Convertible Notes will likely decrease, but the value of the convertibility option embedded in the notes will likely increase. Because interest rates and interest rate expectations are influenced by a wide variety of factors beyond our control, we cannot assure you that changes in interest rates or interest rate expectations will not adversely affect the trading price of the notes.
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
We and our subsidiaries are, and may in the future become, parties to agreements and instruments, which, among other things, may contain financial and other restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests. For example, under the terms of our revolving credit facility, we are required to satisfy certain financial covenants, including, among others, a minimum consolidated fixed charge coverage ratio of 1.50 to 1.0; a maximum consolidated leverage ratio of 0.65 to 1.0, minimum liquidity not less than $5,000,000; and a minimum consolidated tangible net worth greater than or equal to the sum of (i) $1,178,000,000 and (ii) 80% of net cash proceeds received by us from issuances or sales of our common equity. Our failure to comply with those covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all of our debt.
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
Subject to market conditions and availability and the financial covenants imposed by our credit facility and master repurchase agreement, we may use additional leverage to finance our assets through borrowings from a number of sources, including repurchase agreements, resecuritizations, securitizations, warehouse facilities and bank credit facilities (including draws under our credit facility). We may also seek to take advantage of available borrowings, if any, provided by the FDIC in connection with the acquisition of assets from the FDIC or provided under government sponsored debt programs to acquire all types of commercial real estate loans and other real estate-related assets, to the extent such assets are eligible for funding under such programs. Although we are not required to maintain any particular assets-to-equity leverage ratio, the amount of leverage we may deploy for particular assets will depend on our available capital, our ability to access financing arrangements, our Manager’s estimate of the stability of cash flows generated from the asset in our portfolio and our Manager’s assessment of the risk-adjusted returns associated with those assets. The percentage of leverage will vary over time depending on our ability to enter into repurchase agreements, resecuritizations, securitizations, warehouse facilities and additional bank credit facilities (including term loans and revolving facilities), our ability to participate in and obtain funding under programs established by the U.S. government, available credit limits and financing rates, type and/or amount of collateral required to be pledged and our assessment of the appropriate amount of leverage for the particular assets we are funding. We may use leverage at times and in amounts deemed appropriate by our Manager without approval of our board of directors or our stockholders.
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
We are a party to a $150 million master repurchase agreement, and we may enter into additional repurchase agreements in the future. Our master repurchase agreement and any future repurchase agreements involve the risk that the market value of the loans pledged or sold by us to the repurchase agreement counterparty may decline in value, in which case the counterparty may require us to provide additional collateral or to repay all or a portion of the funds advanced. We may not have the funds available to repay our debt at that time, which would likely result in defaults unless we are able to raise the funds from alternative sources, which we may not be able to achieve on favorable terms or at all. Posting additional collateral would reduce our liquidity and limit our ability to leverage our assets. If we cannot meet these requirements, the counterparty could accelerate our indebtedness, increase the interest rate on advanced funds and terminate our ability to borrow funds from them, which could materially and adversely affect our financial condition and ability to implement our business plan. In addition, in the event that the counterparty files for bankruptcy or becomes insolvent, our loans may become subject to bankruptcy or insolvency proceedings, thus depriving us, at least temporarily, of the benefit of these assets. Such an event could restrict our access to bank credit facilities and increase our cost of capital. Counterparties to these transactions may also require us to maintain a certain amount of cash or set aside assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose which could reduce our return on assets. In the event that we are unable to meet these collateral obligations, our financial condition and prospects could deteriorate rapidly.
The utilization of any of our repurchase facilities is subject to the pre-approval of the lender.
We utilize repurchase agreements to finance certain investments. In order to borrow funds under a repurchase agreement, the lender has the right to review the potential assets for which we are seeking financing and approve such asset in its sole discretion. Accordingly, we may be unable to obtain the consent of a lender to finance an investment and alternate sources of financing for such asset may not exist. In the event that we are unable to obtain the consent of a lender to finance an investment and alternate sources of financing for such asset are not available or are available only on unfavorable terms, we lose the opportunity to participate in such investment.
A failure to comply with restrictive covenants in our repurchase agreements could have a material adverse effect on us.
We are subject to various restrictive covenants contained in our existing financing arrangements, including our master repurchase agreement, and may become subject to additional covenants in connection with future financings. Our master repurchase agreement requires us to maintain compliance with various financial covenants, including a minimum tangible net worth and cash liquidity, and specified financial ratios. These covenants may limit our flexibility to pursue certain investments or incur additional debt. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their interests against existing collateral. We may also be subject to cross-default and acceleration rights and, with respect to collateralized debt, the posting of additional collateral and foreclosure rights upon default. Further, this could also make it difficult for us to satisfy the distribution requirements necessary to maintain our status as a REIT for U.S. federal income tax purposes.

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

Continued weaknesses in the capital and credit markets could adversely affect one or more private lenders and could cause one or more lenders to be unwilling or unable to provide us with financing or to increase the costs of such financing. In addition, several banks and other institutions that historically have been reliable sources of financing have gone out of business in recent years, which has reduced the number of lending institutions and the availability of credit. Moreover, the return on our assets and cash available for distribution to our stockholders may be reduced to the extent that market conditions prevent us from leveraging our assets or cause the cost of our financing to increase relative to the income that can be derived from the assets acquired. If we are unable to obtain financing on favorable terms or at all, we may have to curtail our investment activities, which could limit our growth prospects, and we may be forced to dispose of assets at inopportune times.
As market conditions continue to improve, structured financing alternatives have become more available, in addition to borrowings under warehouse and repurchase agreements, although these financing markets are still not functioning at normalized levels. Consequently, depending on market conditions at the relevant time, we may have to rely more heavily on additional equity issuances, which may be dilutive to our stockholders, or on less efficient forms of debt financing that require a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities, cash distributions to our stockholders and other purposes. We cannot assure you that we will have access to such equity or debt capital on favorable terms at the desired times, or at all, which may cause us to curtail our investment activities and/or to dispose of assets at inopportune times, and could adversely affect our results of operations and growth prospects.
We may seek to utilize non-recourse long-term securitizations again in the future, and such structures may expose us to risks, which could result in losses to us.
In the future, we may seek to utilize non-recourse long-term securitizations of our investments in mortgage loans again, especially loan originations, if and when they become available and to the extent consistent with the maintenance of our REIT qualification and exemption from the 1940 Act in order to generate cash for funding new investments. This would involve conveying a pool of assets to a special purpose vehicle (or the issuing entity) which would issue one or more classes of non-recourse notes pursuant to the terms of an indenture. The notes would be secured by the pool of assets. In exchange for the transfer of assets to the issuing entity, we would receive the cash proceeds on the sale of non-recourse notes and a 100% interest in the equity of the issuing entity. The securitization of our portfolio investments could magnify our exposure to losses on those portfolio investments because any equity interest we retain in the issuing entity would be subordinate to the notes issued to investors and we would, therefore, absorb all of the losses sustained with respect to a securitized pool of assets before the owners of the notes experience any losses. Moreover, we cannot be assured that we will be able to access the securitization market, or be able to do so at favorable rates. The inability to consummate securitizations of our portfolio to finance our investments on a long-term basis could require us to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price, which could adversely affect our performance and our ability to grow our business.
To the extent that we obtain additional debt financing, we expect that certain of our financing facilities may contain restrictive covenants relating to our operations, which could have a material adverse effect on our business, results of operations, ability to make distributions to our stockholders and the market value of our common stock.
If or when we obtain additional debt financing, lenders (especially in the case of bank credit facilities) may impose restrictions on us that would affect our ability to incur additional debt, make certain investments or acquisitions, reduce liquidity below certain levels, make distributions to our stockholders, redeem debt or equity securities and impact our flexibility to determine our operating policies and investment strategies. For example, the documents that govern our credit facility and our master repurchase agreement contain customary negative covenants and other financial and operating covenants that limit, among other things, our ability to incur additional indebtedness, make certain investments, merge with another company, and make distributions to our stockholders. If or when we seek to obtain additional debt financing, we could be required to agree to similar or more burdensome restrictions on our operations. Furthermore, if we fail to meet or satisfy any of these covenants, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their respective interests against existing collateral. We also may be subject to cross-default and acceleration rights and, with respect to collateralized debt, the posting of additional collateral and foreclosure rights upon default. Further, this could also make it difficult for us to satisfy the qualification requirements necessary to maintain our status as a REIT for U.S. federal income tax purposes. A default also could limit significantly our financing alternatives, which could cause us to curtail our investment activities and/or dispose of assets.
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
Subject to maintaining our qualification as a REIT and our exemption from the 1940 Act, part of our strategy may involve entering into hedging transactions that could require us to fund cash payments in certain circumstances (e.g., the early termination of the hedging instrument caused by an event of default or other early termination event, or the decision by a counterparty to request margin securities it is contractually owed under the terms of the hedging instrument). The amount due would be equal to the unrealized loss of the open swap positions with the respective counterparty and could also include other fees and charges. Such economic losses would be reflected in our results of operations, and our ability to fund such obligations would depend on the liquidity of our assets and access to capital at the time, and the need to fund these obligations could adversely affect our financial condition.

Hedging against interest rate and currency exchange rate exposure may adversely affect our results of operations, which could reduce our cash available for distribution to our stockholders.
Subject to maintaining our qualification as a REIT and our exemption from the 1940 Act, we may pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest and foreign currency exchange rates. Our hedging activity will vary in scope based on the level and volatility of these rates, the type of assets held and other changing market conditions. Such hedging may fail to protect or could adversely affect us because, among other things:

•	hedging can be expensive, particularly during periods of rising interest rates and volatility;

•	available hedges may not correspond directly with the risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability;

•	the amount of income that a REIT may earn from certain hedging transactions is limited by U.S. federal tax provisions governing REITs;

•	the credit quality of the hedging counterparty owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

•	the hedging counterparty owing money in the hedging transaction may default on its obligation to pay.
Our hedging transactions, which are intended to limit losses, may actually adversely affect our results of operations and our ability to make distributions to our stockholders.
In addition, hedging instruments involve risk since they may not be traded on regulated exchanges, guaranteed by an exchange or its clearing house and may not be regulated by any U.S. or foreign governmental authorities. Consequently, the hedging counterparty may not follow appropriate practices with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying hedging transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. Additionally, hedging instrument transactions subject us to counterparty risk. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in its default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our commitments, if any, at the then current market price. Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot assure you that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses. Hedging transactions executed through an exchange or with a counterparty with which we have a margining agreement may require us to post cash or equivalent securities to the exchange or counterparty to cover the difference between the market value of the security and the transaction price. While we anticipate the underlying position that we have hedged will materially offset any cash losses on hedges at the time of their realization, we may need to post significant amounts of margin in an interim period before the realization. We can provide no assurances, that our efforts to manage interest rate and foreign currency exchange rate volatility will successfully mitigate the risks of such volatility on our portfolio.
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
Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Furthermore, we own direct or indirect interests in several entities that have elected (or intend to elect with the filing of their tax return) to be taxed as REITs under the U.S. federal income tax laws (each, a "Subsidiary REIT"). Each Subsidiary REIT is subject to the various REIT qualification requirements and other limitations described herein that are applicable to us. If a Subsidiary REIT were to fail to qualify as a REIT, then (i) that Subsidiary REIT would become subject to U.S. federal income tax, (ii) our interest in such Subsidiary REIT would cease to be a qualifying asset for purposes of the asset tests applicable to REITs, and (iii) it is possible that we would fail certain of the asset tests applicable to REITs, in which event we would fail to qualify as a REIT unless we could avail ourselves of certain relief provisions. New legislation, court decisions or administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for us to qualify as a REIT. Certain rules applicable to REITs are particularly difficult to interpret or to apply in the case of REITs investing in real estate mortgage loans that are acquired at a discount, subject to work-outs or modifications, or reasonably expected to be in default at the time of acquisition. In addition, our ability to satisfy the distribution and other requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes.
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
Even if we continue to qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes, such as mortgage recording taxes. In addition, we could, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Internal Revenue Code to maintain our qualification as a REIT. We are subject to U.S. federal and state income tax (and any applicable non-U.S. taxes) on the net income earned by our TRSs. Due to the nature of the assets in which we invest, we expect our taxable REIT subsidiaries will have a material amount of assets and net taxable income. Our TRS may have tax liability with respect to “phantom income” if it is treated as a “dealer” for U.S. federal income tax purposes which would require the TRS to mark to market its assets at the end of each taxable year. Any of these taxes would decrease cash available for distribution to our stockholders.

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
Securitizations by us or our subsidiaries could result in the creation of taxable mortgage pools for U.S. federal income tax purposes. As a result, we could have “excess inclusion income.” Certain categories of stockholders, such as non-U.S. stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to any such excess inclusion income. In addition, to the extent that our common stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, we may incur a corporate-level tax on a portion of any excess inclusion income. In that case, we may reduce the amount of our distributions to any disqualified organization whose stock ownership gave rise to the tax. Moreover, we could face limitations in selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.
The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing mortgage loans, which would be treated as sales for U.S. federal income tax purposes.
A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to dispose of or securitize loans in a manner that was treated as a sale of the loans for U.S. federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans at the REIT-level, and may limit the structures we utilize for our securitization transactions, even though the sales or structures might otherwise be beneficial to us. We sell loans or other assets from time to time and those sales could be treated as prohibited transactions. We cannot make any assurance that we will not be subject to the prohibited transactions tax on some income we earn.
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
There is a risk of changes in the tax law applicable to REITs.
The Internal Revenue Service, the United States Treasury Department and Congress frequently review U.S. federal income tax legislation, regulations and other guidance. We cannot predict whether, when or to what extent new U.S. federal tax laws, regulations, interpretations or rulings will be adopted. Any legislative action may prospectively or retroactively modify our tax treatment and, therefore, may adversely affect taxation of us and/or our investors.
The ability of our board of directors to revoke our REIT election without stockholder approval may cause adverse consequences to our stockholders.
Our Charter provides that the board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if the board determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to qualify as a REIT, we would become subject to U.S. federal income tax on our net taxable income and we generally would no longer be required to distribute any of our net taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders.
Our ability to qualify as a REIT could be adversely affected by our direct or indirect ownership interests in hotels or otherwise if our leases of these hotels are not respected as true leases for U.S. federal income tax purposes, if one or more of our TRSs fails to qualify as a “taxable REIT subsidiary” under the Internal Revenue Code, if one or more of our hotel managers does not qualify as an “eligible independent contractor,” or if hotels in which we own an interest are not “qualified lodging facilities.”

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

•
If one or more of our TRSs fails to qualify as a “taxable REIT subsidiary” under the Internal Revenue Code, we could fail to qualify as a REIT. Rent paid by a lessee that is a “related party tenant” of ours is not qualifying income for purposes of the two gross income tests applicable to REITs. So long as the TRS-lessee qualifies as a TRS, it will not be treated as a “related party tenant” with respect to our properties that are managed by a qualifying independent hotel management company. In addition, an entity will not qualify to be treated as a TRS if it directly or indirectly operates or manages a lodging facility or health care facility, subject to certain exceptions. We believe that our TRSs qualify to be treated as TRSs for U.S. federal income tax purposes, but there can be no assurance that the IRS will not challenge the status of our TRSs for U.S. federal income tax purposes or that a court would not sustain such a challenge.

•
If our hotel manager does not qualify as an “eligible independent contractor” or if our hotels are not “qualified lodging facilities,” we could fail to qualify as a REIT. Each property with respect to which our TRS lessee pays rent must be a “qualified lodging facility.” As of the date hereof, we believe that all of the hotels leased to or owned by our TRS are qualified lodging facilities. The REIT provisions of the Internal Revenue Code provide only limited guidance for making determinations under the requirements for qualified lodging facilities, and there can be no assurance that these requirements will be satisfied in all cases. The hotel management companies that have entered into management contracts with our TRSs (or entities in which our TRSs own an interest) must qualify as “eligible independent contractors” under the REIT rules in order for the rent paid to us by our TRS to be qualifying income for our REIT income test requirements (and for our TRSs to qualify as TRSs). Complex ownership attribution rules apply for purposes of these ownership thresholds. Although we intend to monitor ownership of our stock by our hotel managers and their owners, and certain provisions of our Charter are designed to prevent ownership of our stock in violation of these rules, there can be no assurance that these ownership levels will not be exceeded.

ITEM 1B. Unresolved Staff Comments.
None

ITEM 2. Properties.
As of December 31, 2014, we had direct or indirect ownership interests in a diverse portfolio of investment properties located throughout the United States and in four European countries. The types of properties include industrial, office, hotel, retail, multifamily, single-family residential and other. Our investment properties are not heavily concentrated in any particular geographic area or tenant base. At December 31, 2014, no single tenant represented a significant portion of in-place leases.

Consolidated Investment Properties
The following table sets forth certain information regarding our consolidated investment properties that are wholly-owned or partially-owned by us as of December 31, 2014. Certain properties are pledged as security under our secured debt as of December 31, 2014. See Note 9 to our consolidated financial statements and “Schedule III—Real Estate and Accumulated Depreciation” appearing in Item 15 of this Annual Report for information about encumbrances on our properties.

Location	Number of Properties	Number of Buildings	Rentable Square Feet (in thousands)	Annualized Base Rent (in thousands) (1)	Weighted Average Occupancy Rate	Number of Leases	Lease Expiration (2)	Year Acquired	Percentage of Economic Ownership (3)
Light Industrial Portfolio
Arizona	10	10	721	$1,877	76%	12	Feb-15 to Aug-24	2014	63.2%
Colorado	8	8	1,128	4,330	100%	27	May-15 to May-17	2014	63.2%
Florida	7	12	1,173	5,436	92%	36	Jan-15 to Apr-18	2014	63.2%
Georgia	67	81	7,797	26,760	90%	216	Jan-15 to Apr-30	2014	63.2%
Illinois	33	33	3,828	15,354	90%	57	Jan-15 to Dec-26	2014	63.2%
Kansas	1	1	172	743	100%	1	Nov-24	2014	63.2%
Minnesota	10	11	1,301	6,187	88%	44	Feb-15 to Oct-22	2014	63.2%
Missouri	16	16	2,847	8,564	78%	39	Jan-15 to May-20	2014	63.2%
New Jersey (4)	21	22	1,413	4,702	66%	42	Mar-15 to Oct-24	2014	63.2%
Pennsylvania	5	5	426	2,308	93%	11	Aug-15 to Apr-24	2014	63.2%
Tennessee	3	3	383	763	100%	4	Jan-15 to Feb-17	2014	63.2%
Texas	60	79	7,529	29,226	91%	205	Jan-15 to Jul-26	2014	63.2%
Utah	15	16	1,269	5,301	95%	28	Jan-15 to Nov-23	2014	63.2%
Wisconsin	1	1	144	646	100%	1	Oct-22	2014	63.2%
	257	298	30,131	112,197	89%
Triple-Net Leased Properties
Office—Minnesota	1	2	502	9,568	100%	1	Sep-20	2013	99.8%
Industrial—Ohio	1	3	1,140	2,737	100%	1	Jul-29	2014	100.0%
Mixed—Arizona	1	2	82	1,644	100%	1	Jun-27	2014	100.0%
	3	7	1,724	13,949	100%
	260	305	31,855	$126,146
__________

(1)
Represents annualized fixed base rental amount in effect as of December 31, 2014 using rental revenue computed on a straight-line basis in accordance with GAAP and excludes the impact of amortization of above-/below-market lease values

(2)	Excludes renewal options

(3)	The ownership interest in this table reflects our economic interest in the properties based upon our ownership interests in the respective entities that hold the assets.

(4)	Includes one parcel of vacant land with no lease

Unconsolidated Investment Properties
The following information pertains to investment properties we indirectly own through our equity method investments as of December 31, 2014:

Single-Family Homes—We invest in single-family residential properties for rental through our 23.3% equity investment in CAH OP (see "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Investments." The following table presents certain information related to single-family residential properties held for investment by CAH OP at December 31, 2014:

State	Number of Homes (1)		Total Cost Basis (in millions) (2)	Average Cost Per Home (in thousands)	Average Home Size (Square Feet)	Average Cost Per Square Foot
Properties wholly-owned by CAH OP:
Arizona	1,208		$172	$143	1,746	$82
California	3,015		868	288	1,668	173
Colorado	1,062		195	184	1,782	103
Delaware	110		18	167	1,497	112
Florida	4,683		906	193	1,896	102
Georgia	3,471		477	137	2,026	68
Nevada	1,677		339	202	2,046	99
North Carolina	549		107	195	2,319	84
Pennsylvania	4		1	144	1,160	124
Tennessee	27		8	302	2,894	104
Texas	1,922		256	133	1,835	72
	17,728	(3)	$3,347	189	1,886	100
Jointly-owned properties (4)	998
	18,726
__________

(1)
Represents total housing units, which are leased separately from any other housing units. No property with a single deed has more than four housing units, and less than 1% of our wholly owned properties have more than one housing unit.

(2)	Includes acquisition and renovation costs incurred through December 31, 2014.

(3)	Includes 231 housing units held for sale representing $36.8 million in total cost basis at December 31, 2014.

(4)	Jointly-owned properties are owned through a joint venture with Fannie Mae in which CAH OP acquired its managing member interest for an aggregate payment of $35.1 million.
Hotel Properties—The following table presents certain information related to our hotel properties we indirectly own through unconsolidated joint ventures with Co-Investment Funds and/or third-party strategic investment partners at December 31, 2014

State	Service Type	Number of Properties	Number of Rooms	Average Occupancy Rate	Average Daily Rate	Revenue Per Available Room (RevPAR)	Our Economic Ownership
Hawaii	Full	1	412	72%	$371	$267	41.7%
Alabama	Select	14	775	57%	64	36	31.5%
Florida	Select	6	390	70%	63	44	31.5%
Georgia	Select	17	977	64%	60	39	31.5%
Illinois	Select	1	115	73%	69	50	31.5%
Indiana	Select	7	770	56%	65	36	31.5%
Kentucky	Select	3	305	60%	64	38	31.5%
Louisiana	Select	2	134	68%	66	47	31.5%
Mississippi	Select	2	124	66%	60	40	31.5%
North Carolina	Select	11	561	65%	61	39	31.5%
South Carolina	Select	8	477	63%	60	38	31.5%
Tennessee	Select	11	658	61%	65	40	31.5%
Virginia	Select	2	122	59%	72	42	31.5%
		85	5,820	63%	85	55
Multifamily Properties—We and a minority unaffiliated investor, through a venture, own a preferred equity interest in 20 apartment communities composed of approximately 7,600 units across three states.  The combined preferred equity contributed represents 75% of total equity capitalization in the properties. The remaining 25% common equity interest owned by the sponsor is subordinate to the preferred equity interest.  Based on our 83.3% interest in the preferred equity venture, our current indirect interest in the apartment communities is 62.5%. The following table presents certain information related to the properties at December 31, 2014:

State	Number of Properties	Number of Units	Occupancy
Florida	4	1,955	86%
Georgia	7	2,601	93%
Texas	9	3,006	93%
	20	7,562	91%
Other Commercial Properties—The following table sets forth certain information regarding all other types of investment properties indirectly owned by us through unconsolidated joint ventures at December 31, 2014:

Property Type	Location	Number of Properties	Weighted Average Occupancy Rate	Number of Leases	Year Acquired	Percentage of Economic Ownership
Office	USA	1	39%	20	2013	50%
Office	Italy	14	14%	18	2014	50%
Office	UK	21	87%	96	2014	50%
Retail	Italy	96	34%	45	2014	50%
Retail	UK	1	98%	111	2014	34%
Industrial	Spain	14	100%	14	2014	45%
Industrial	Portugal	1	100%	1	2014	45%
Industrial	UK	3	100%	9	2014	50%
Multifamily	Italy	2	19%	1	2014	50%
Other	Italy	1	—%	—	2014	50%

Corporate Offices
Our executive and administrative office is located at 2450 Broadway, 6th Floor, Santa Monica, CA 90404. Pursuant to the management agreement between us and our Manager, our Manager is responsible for providing offices necessary for all operations and, accordingly, all lease responsibilities belong to our Manager.

ITEM 3. Legal Proceedings.
As of December 31, 2014, we were not involved in any material legal proceedings.

ITEM 4. Mine Safety Disclosures.
Not applicable.

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the NYSE under the symbol “CLNY.” The following table illustrates the high, low and closing prices as reported on the NYSE and cash dividends declared by quarter during 2014 and 2013.

Quarter Ended	High	Low	Close	Cash Dividends Declared Per Share of Common Stock
March 31, 2013	$23.48	$19.75	$22.20	$0.35
June 30, 2013	23.73	19.13	19.89	0.35
September 30, 2013	21.39	19.03	19.98	0.35
December 31, 2013	21.12	19.55	20.29	0.35
March 31, 2014	23.35	20.09	21.95	0.35
June 30, 2014	23.42	20.87	23.22	0.36
September 30, 2014	23.51	21.59	22.38	0.36
December 31, 2014	24.92	20.86	23.82	0.37
On February 25, 2015, the last reported sale price of our common stock on the NYSE was $24.63 and there were 54 holders of record of our common stock.
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
See Note 15 to our consolidated financial statements included in this Annual Report for information regarding our 2009 Non-Executive Director Stock Plan and our 2014 Equity Incentive Plan.
Unregistered Sales of Equity Securities
During the year ended December 31, 2014, we issued 21,119 shares of common stock to our Manager at a weighted average price of $21.97 per share in settlement of incentive fees due to the Manager pursuant to the Management Agreement. The issuance of these shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.
Performance Graph
The following graph compares the cumulative total return on our common stock from December 31, 2009 to December 31, 2014 with the cumulative total returns on the Standard & Poor’s 500 Composite Stock Price Index (the “S&P 500 Index”) and the FTSE National Association of Real Estate Investment Trusts Mortgage REIT Index (the “FTSE NAREIT MREIT Index”). The graph assumes the investment of $100 in our common stock and each of the indices on December 31, 2009 and the reinvestment of all dividends. The return shown on the graph is not necessarily indicative of future performance.

ITEM 6. Selected Financial Data.
The following selected financial data are derived from our audited financial statements and should be read in conjunction with the more detailed information contained in the financial statements and accompanying notes included in Item 15 of this Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Certain amounts for prior periods have been reclassified to conform to the 2014 presentation.
We commenced operations upon completion of our IPO on September 29, 2009 and have been actively investing in our target assets. Due to our ongoing capital raising and investment activities, the selected financial data presented below do not reflect comparable year over year results, nor are they indicative of future financial condition or results of operations.

	Year Ended December 31,
(In thousands, except per share data)	2014	2013	2012	2011	2010
Statements of Operations Data:
Total income	$300,649	$183,799	$107,963	$65,469	$27,425
Net income	159,711	125,923	68,205	43,364	17,754
Net income attributable to Colony Financial, Inc.	123,149	101,765	62,011	42,260	17,731
Net income attributable to common stockholders	98,279	80,345	48,096	42,260	17,731
Share Data:
Net income per share attributable to common stockholders–basic	$1.01	$1.20	$1.33	$1.47	$1.20
Net income per share attributable to common stockholders–diluted	$1.01	$1.20	$1.32	$1.46	$1.18
Dividends per common share (1)	$1.44	$1.40	$1.44	$1.31	$0.97
Weighted average number of common shares outstanding—basic	96,694	66,182	35,926	28,732	14,716
Weighted average number of common shares outstanding—diluted	96,699	66,182	35,943	28,994	15,004

(1) Includes:
Quarterly dividends per common share	$1.44	$1.40	$1.39	$1.31	$0.92
Special dividends per common share	—	—	0.05	—	0.05
Dividends per common share	$1.44	$1.40	$1.44	$1.31	$0.97

	Year Ended December 31,
(In thousands)	2014	2013	2012	2011	2010
Balance Sheet Data—At Period End:
Total assets	$5,871,848	$2,628,552	$1,435,567	$727,519	$390,457
Total debt	2,748,163	616,107	108,167	82,845	34,000
Total liabilities	2,936,055	674,325	152,537	114,029	57,178
Total stockholders' equity	2,417,480	1,684,310	1,223,331	602,976	333,039
Total equity	2,935,793	1,954,227	1,283,030	613,490	333,279
Other Data:
Core Earnings (1)	$146,512	$96,638	$59,762	$43,243	$17,798
Cash flows provided by (used in):
Operating activities	132,759	125,289	70,218	24,417	9,857
Investing activities	(2,874,771)	(1,313,220)	(425,169)	(366,433)	(178,660)
Financing activities	2,841,764	1,060,738	521,278	279,646	77,716
__________

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

Overview
We are a diversified commercial real estate and investment management company that owns a portfolio of real estate equity and debt investments at attractive risk-adjusted returns. Our investment portfolio and target assets are primarily composed of interests in: (i) real estate equity, including direct property and real estate platform investments; and (ii) real estate and real estate-related debt, including new originations and loans acquired at a discount to par in the secondary market. Secondary debt purchases may include performing, sub-performing or non-performing loans (including loan-to-own strategies).
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
Business Objective and Outlook
Our objective is to provide attractive risk-adjusted returns to our investors through a diversified portfolio of real estate-related equity and debt investments. The total return profile of our investments is composed of both current yield, which is distributed through regular-way dividends, and capital appreciation potential, which is distributed through regular-way and/or special dividends. Our investments are diversified across a wide spectrum of commercial real estate property types – office, industrial, retail, multifamily, hospitality and single-family residential – and geographically, with investments across North America and Europe. Our investments typically fall within two broad categories:

•	Real estate equity, which includes:

•	Light industrial properties held through a co-investment partnership formed and managed by us acting as general partner;

•	Single-family homes for rent held through our investment in CAH OP; and

•
Other real estate equity, which includes triple net lease investments, real estate acquired in settlement of loans, common equity in real estate or related companies, and certain preferred equity investments with profit participation meeting certain risk or return profiles.

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
Segments
We currently operate in four reportable segments: (1) real estate debt investments, which include originated and acquired commercial real estate debt, mortgage-backed securities, and other debt-related investments, (2) a portfolio of light industrial real estate assets and associated operating platform acquired from Cobalt Capital Partners, L.P. and its affiliates in December 2014, (3) single-family residential ("SFR") rentals through our investment in CAH OP, and (4) other real estate equity investments, which include real estate acquired in settlement of loans or from acquisition of operating properties, common equity in real estate or related companies, and certain preferred equity investments with profit participation meeting certain risk or return profiles. For operating and financial information about segments, see Note 18 to our consolidated financial statements included in Item 15 of this Annual Report and “—Results of Operations.”
Recent Developments
The following are significant developments in our business during 2014:

•
Executed definitive documents with Colony Capital to acquire its trademark name and substantially all of its real estate investment management businesses and operations and internalize our management (see Item 1. Business—Combination with Colony Capital);

•
Acquired a portfolio of 256 light industrial real estate properties and the associated operating platform ("Light Industrial Portfolio") from Cobalt Capital Partners, L.P. and its affiliates for an aggregate purchase price of approximately $1.6 billion, with $1.1 billion mortgage financing and $206 million of third party limited partner capital;

•
Deployed or committed $4.3 billion of capital on a gross basis, composed of: $1.6 billion in 23 new debt investments, $0.6 billion in 37 new originations within the Transitional CRE Lending Platform and $2.1 billion in 8 real estate equity investments, which includes approximately $350 million of funded and committed co-investment in Company-sponsored investment vehicles;

•	Continued to increase our presence in Europe with $557.6 million deployed in seven debt and three equity investments across the continent;

•	Issued an aggregate 32.6 million shares of our common stock for net proceeds of approximately $717 million;

•	Issued 3.45 million shares of our 7.5% Series B Cumulative Redeemable Perpetual Preferred Stock for net proceeds of approximately $83.4 million;

•
Completed two securitization transactions within our Transitional CRE Lending Platform, providing net proceeds of $323.9 million bearing interest at a weighted average coupon of 1-month London Interbank Offered Rate ("LIBOR") plus 1.89%, and one securitization of multifamily loans with gross proceeds of $217 million bearing interest at 2.54%;

•	Amended the terms of our existing credit facility to provide increased liquidity up to $645 million under more favorable terms, including a reduced spread to LIBOR;

•	Obtained a repurchase facility for our Transitional CRE Lending Platform which provides up to $150 million of financing for eligible assets within the platform;

•	Issued an aggregate $402.5 million of 3.875% convertible senior notes due on January 15, 2021 for net proceeds of approximately $394 million.
The following discussions provide more detailed information about these recent developments in our business.

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

	December 31, 2014
(Amounts in thousands)	Carrying Value		Fair Value
Target Asset Type	Amount	Percentage of Portfolio	Amount	Percentage of Portfolio
Acquisitions	$750,104	23%	$796,204	22%
Originations (1)	1,167,482	37%	1,192,256	34%
Light Industrial Portfolio	358,509	11%	358,509	10%
Single-family residential rentals	494,613	16%	714,300	20%
Other real estate equity investments (2)	428,565	13%	484,963	14%
Total investments (3)	$3,199,273	100%	$3,546,232	100%

	December 31, 2013
(Amounts in thousands)	Carrying Value		Fair Value
Target Asset Type	Amount	Percentage of Portfolio	Amount	Percentage of Portfolio
Acquisitions	$660,328	33%	$691,515	32%
Originations (1)	605,727	30%	613,271	28%
Single-family residential rentals	530,007	26%	643,400	29%
Other real estate equity investments (2)	230,973	11%	244,055	11%
Total investments (3)	$2,027,035	100%	$2,192,241	100%
__________

(1)	Originations include preferred equity investments earning a fixed return.

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

(3)
The following table provides a reconciliation of total investments presented above to the amounts included in our consolidated financial statements and the accompanying notes in Item 15 of this Annual Report:

	December 31, 2014		December 31, 2013
(Amounts in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Investments in unconsolidated joint ventures	$1,646,977	$1,963,965	$1,369,529	$1,530,574
Loans receivable, net	2,131,134	2,163,500	1,028,654	1,034,600
Real estate assets, net	1,643,997	1,650,276	112,468	112,468
Real estate related intangible assets, net, less intangible liabilities, net	115,721	115,721	9,972	9,972
Other assets, net of other liabilities of investment entities	89,625	89,625	56,888	56,888
Derivative instruments, net	19,761	19,761	(2,952)	(2,952)
Less: Secured and unsecured financing	(1,979,665)	(1,979,324)	(277,607)	(277,600)
Less: Noncontrolling interests	(468,277)	(477,292)	(269,917)	(271,709)
Total investments	$3,199,273	$3,546,232	$2,027,035	$2,192,241
The following table summarizes our net invested equity and net income from our investments by geography:

	As of December 31,
(Amounts in thousands)	2014		2013		2012
US investments	$2,630,574	82%	$1,829,679	90%	$1,040,679	96%
European investments	568,699	18%	197,356	10%	41,341	4%
Total investment carrying value	$3,199,273	100%	$2,027,035	100%	$1,082,020	100%

	Year Ended December 31,
	2014		2013		2012
US investments	$166,502	79%	$136,031	91%	$89,935	96%
European investments	45,211	21%	14,015	9%	3,736	4%
Net income from investments	$211,713	100%	$150,046	100%	$93,671	100%
Additional details and recent developments about our individual investments are provided in the following table and discussion:

(Amounts in millions)	Date of Initial Investment	As of December 31, 2014
Our Investments		Carrying Value (1)	Committed Equity (2)	Investment Description/ Status at December 31, 2014
Real Estate Debt—Acquisitions
Spanish CRE Loan Portfolio I	Nov-13	141.2	—	3 sub-performing, first mortgage loans secured by two office and one retail property in Spain
MF1 Securitization(3)	Oct-14	105.6	—	Securitization of primarily performing first mortgage loans collateralized primarily by multifamily properties located in the U.S.
Freddie Mac Portfolio (3)	Oct-13	49.6	—	20 primarily performing acquired loans secured mostly by first mortgage, commercial real estate
UK CRE 2014	Jul-14	47.2	—	Acquired sub-performing loan secured by 13 commercial properties throughout the United Kingdom
U.S. Loan Portfolio 2014-1 (3)	Mar-14	43.2	—	3 performing loans acquired from a European bank, secured by commercial real estate located in U.S.
Florida Mixed-Use NPL	Aug-14	40.2	—	Acquired non-performing loan secured by a 444-acre development site located in Orlando, Florida
U.S. Life Insurance Loan Portfolio	Dec-09	35.0	—	Acquired 15 performing first mortgages secured by commercial real estate
German Loan Portfolio IV	Jul-11	30.6	—	2 commercial REO properties in Germany
Bulls Loan Portfolio	Jun-11	24.6	—	249 performing and non-performing acquired loans consisting of substantially all first mortgage recourse commercial real estate loans and 19 REO properties
Florida Retail First Mortgage	Feb-13	23.4	—	Acquired performing senior mortgage loan secured by a retail property in Florida

(Amounts in millions)	Date of Initial Investment	As of December 31, 2014
Our Investments		Carrying Value (1)	Committed Equity (2)	Investment Description/ Status at December 31, 2014
CRE FDIC Portfolio	Aug-11	23.4	—	303 performing and non-performing loans acquired in a structured transaction with the FDIC, secured mostly by commercial real estate, and 26 REO properties
Class A Manhattan Office Loan Participation	Mar-10	19.7	—	First mortgage pari-passu participation interest secured by Class A midtown Manhattan office building
DB FDIC Portfolio	Jan-10	19.1	1.7	347 performing and non-performing loans acquired in a structured transaction with the FDIC, secured mostly by commercial real estate and 63 REO properties
Project London Loan Portfolio (3)	Sep-12	18.2	—	4 performing acquired loans secured by commercial real estate
Other acquisitions (3)	Various	129.1	0.7	20 investments, each with less than $15 million of current investment balance
Total acquisitions		750.1	2.4

Real Estate Debt—Originations
Transitional CRE Lending Platform (3)	Various	278.9	64.6	32 first mortgage loan and 5 mezzanine loan originations secured by retail, multifamily, office, industrial and hospitality properties
National Hotel Portfolio Mezzanine Loan	May-13	175.4	—	Mezzanine loan origination secured by equity interests in an entity owning a diversified portfolio of 152 full service, limited service, and extended stay hotels located throughout the U.S.
Lifestyle Athletic Club Mortgage Participation	Mar-13	87.3	8.3	First mortgage loan origination secured by 11 athletic lifestyle clubs located in California
UK Retail Borrower Recapitalization(3)	Mar-14	76.8	11.6	Mezzanine loan secured by a large U.K. shopping center
Times Square First Mortgage Loan	Apr-14	61.6	—	Origination of a first mortgage loan secured by a development site in the Times Square submarket of Manhattan, New York
One Court Square Preferred Equity	Jul-12	52.1	—	Preferred equity investment in an entity that acquired a Class A office tower located in Long Island City, New York
California Multifamily & Office Development Loan	Oct-14	50.5	21.5	Origination of a first mortgage loan to finance the acquisition and development of a 2.5 acre land parcel in San Francisco into residential and office properties
Hawaii Luxury Resort (3)	Feb-14	36.6	4.1	Subordinated loan origination secured by a luxury, coastal resort hotel located in Maui
French Hospitality Loan	Jul-14	34.7	—	Originated loan secured by two mortgages and an equity pledge in a portfolio of 12 hotels located in France
New England Hotel Portfolio Mezzanine Loan	May-12	28.4	3.4	Performing mezzanine loan origination cross-collateralized by a portfolio of select service hotels
Mediterranean Resort Loan	Aug-14	28.1	—	Originated mezzanine loan secured by an equity pledge in the borrower entities that own a Mediterranean resort with a hotel and villas
American Coastal Properties Loan	Jul-13	27.2	—	First mortgage loan to finance the acquisition and redevelopment of high-end, single family residential properties in infill, coastal southern California markets
Irish Office Development Loan	Jul-14	24.3	—	Originated first mortgage loan to finance the acquisition of an office development site in Dublin, Ireland
European Real Estate Co. Mezzanine Loan	Oct-14	22.4	—	Origination of a mezzanine loan secured by shares of a distressed European real estate company that owns primarily office buildings and hotels in France and Spain
St. Barths Hotel and Villa Mortgage Loan	Sep-13	20.8	2.5	First mortgage loans secured by a partially constructed hotel and residential development project located in the Caribbean
Mexico Luxury Resort Junior Mortgage Participation	Aug-13	20.1	—	Participation in junior first mortgage interest secured by a luxury beach resort in Mexico
Southern California Land Loan	May-11	17.1	—	First mortgage loan secured by a Southern California master planned development and equity participation rights

(Amounts in millions)	Date of Initial Investment	As of December 31, 2014
Our Investments		Carrying Value (1)	Committed Equity (2)	Investment Description/ Status at December 31, 2014
Southern California Land Loan 2014-1	Mar-14	16.8	1.7	First mortgage loan secured by a 135-acre residential development project located in Southern California and equity participation rights
Illinois Hotel Development Loan	Nov-14	16.7	—	Origination of a mezzanine loan secured indirectly by a vacant office building in Chicago to finance a hotel redevelopment
Pennsylvania Retail B-Note	Apr-14	16.4	—	Origination of a B-note secured by three retail properties in Pennsylvania and Ohio
Other originations (3)	Various	75.3	251.3	12 investments, each with less than $15 million of current investment balance
Total originations		1,167.5	369.0

Real Estate Equity—Light Industrial Portfolio (3)	Dec-14	358.5	246.1	Portfolio of 257 light industrial real estate assets and associated operating platform

Real Estate Equity—Single-Family Residential Rentals (3)	Mar-12	494.6	—	Investment in CAH OP, an investment vehicle created for the purpose of acquiring and renting single-family homes

Real Estate Equity—Other
Multifamily Portfolio Preferred Equity	Mar-13	134.2	—	Preferred equity investment in an entity that acquired a multifamily portfolio composed of approximately 7,600 units located in Georgia, Florida and Texas
UK REO Portfolio	Sep-14	75.5	—	Mixed portfolio of 25 commercial properties located throughout the United Kingdom
Italian REO Portfolio	Dec-14	59.5	47.6	Portfolio of 113 properties located throughout Italy
Hotel Portfolio (3)	Apr-10	32.9	—	Equity interests in and senior mezzanine loan receivable from entities owning a portfolio of 84 limited service hotels
Midwest NNN Office Campus (3)	Dec-13	30.9		Equity interests in a credit tenant lease office campus in the Midwest
Spanish Industrial Portfolio	Dec-14	20.7	5.7	Portfolio of 16 warehouse properties located in Spain and Portugal
Phoenix Corporate Tower	Dec-12	18.6	—	Equity interest in a high-rise office tower located in Phoenix, Arizona
California Master Planned Communities	May-12	17.6	—	Equity interests acquired through deed-in-lieu in 2 partially developed master planned communities located in California
Arizona NNN Building	Jun-14	15.4	—	Equity investment in triple net leased property located in Phoenix, Arizona
Safeway Investment (4)	Mar-14	—	50.0	Equity commitment to an investor consortium acquiring shares of common stock in Safeway Inc., a publicly-traded grocery chain and merging with existing Albertsons grocery chain
Other equity investments	Various	23.3	—	3 investments, each with less than $15 million of current investment balance
Total other real estate equity		428.6	103.3
Total investments		$3,199.3	$720.8
__________

(1)
Amounts represent the carrying value of our investment at December 31, 2014, net of investment-specific financing and amounts attributable to noncontrolling interests. Amounts reflect our investments and our share of income less amounts distributed and realized since the inception of the investment.

(2)
Amounts represent our share of additional funding commitments for future investments, unfunded lending commitments, ordinary operating costs, guaranties or other commitments of each investment as of December 31, 2014, as described in Note 17 to our consolidated financial statements included in Item 15 of this Annual Report.

(3)	Investments with non-recourse financing.

(4)	We funded $50 million of equity, alongside $50 million from a passive co-investment partner, in January 2015

Real Estate Debt—Acquisitions

•
MF1 Securitization. In October 2014, we transferred 298 performing first mortgage loans in the Fannie Mae Portfolio and the MF1 Loan Portfolio with a combined $316 million outstanding unpaid principal balance (“UPB”) into a securitization trust. The securitization trust issued several classes of certificates of which the most senior class of certificates was sold to third party investors at par with a fixed rate of 2.54% for gross proceeds of $217 million. We retained the remaining classes of certificates, which may be sold in the future at our discretion.

•
Fannie Mae Portfolio. In June 2014, we acquired a performing loan portfolio with an aggregate UPB of $272 million from Fannie Mae. The portfolio was composed of 237 first mortgage loans with an average loan balance of $1.1 million, a weighted average coupon of 6%, and is 88% collateralized by multifamily properties. The collateral is geographically diversified across 43 states with the largest concentration in California. The aggregate purchase price for the portfolio was approximately $275 million. In October 2014, we securitized certain loans in this portfolio in the MF1 Securitization transaction.

•
MF1 Loan Portfolio. In August 2014, we acquired a portfolio of performing and non-performing loans with an aggregate UPB of $98 million from a commercial bank. The portfolio is composed of 110 first mortgage loans with an average loan balance of $0.9 million, a weighted average coupon of 6%, and is 93% collateralized by multifamily properties. The collateral is geographically diversified across 33 states with the largest concentrations in Texas and California. The aggregate purchase price for the portfolio was approximately $94 million. In October 2014, we securitized certain loans in this portfolio in the MF1 Securitization transaction.

•
UK CRE 2014. In July 2014, we, in a joint venture with a certain Co-Investment Fund, acquired an £80.3 million sub-performing loan from a German financial institution. The loan is secured by 13 commercial real estate assets which include office, industrial and retail properties throughout the United Kingdom. The loan bears interest at one-month LIBOR plus 0.85% and additional default interest of 1%. The purchase price for the loan was £56.0 million, representing approximately 70% of the UPB. Our share of the investment is 50%, or approximately $48.1 million.

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

•
Florida Mixed-Use NPL. In August 2014, we invested in a joint venture with a Co-Investment Fund to acquire a nonperforming loan with an aggregate unpaid principal balance of approximately $171 million secured by a 19 parcel, 444 acre development site located in the tourist corridor of Orlando, Florida. The purchase price for the loan was $63.5 million, representing approximately 37% of the UPB. Our share of the investment is 50%, or approximately $31.8 million.

•
Ashford Notes. In February 2014, the borrower of two subordinated loans with an aggregate UPB of $51.8 million acquired in February and March 2012 fully paid off the loans at par. Our share of this investment was 50%.

•
Luxury Destination Club Recourse Loan I and II. During 2014, both loans were paid off in full, resulting in full recognition of the unamortized discount, for additional interest income to us of $7.3 million, net of $4.8 million attributable to noncontrolling interests.

•
Manhattan Landmark Buildings Loan. In March 2011, we, together with a Co-Investment Fund, acquired at a discount an existing $60 million first mortgage loan secured by fee simple condominium interests within two Manhattan landmark buildings for $38 million. Simultaneously upon closing, the loan was restructured to reflect a $39.1 million principal balance. In April 2012, the loan was further amended and restated into an A-note and a B-note and the A-note was sold to an unrelated third party. In June 2014, the borrower fully repaid the $14 million retained B-note plus prepayment fee. The payoff resulted in additional interest income to us of $730,000, net of amounts attributable to noncontrolling interests. Our share of this investment was 74%.

•
Spanish REOC/Colonial Loan. In November 2009, we, in a joint venture with Co-Investment Funds, together with a 50% third-party investor (collectively, the "Colonial Investors"), acquired a €903 million share of a €4.3 billion syndicated loan to Inmobiliaria Colonial, S.A. (“Colonial”), a leading Spanish real estate company listed on the Madrid Stock Exchange, at a 63% discount to par. In February 2010, the loan was restructured into a €354 million first mortgage, 3.3 billion shares of Colonial and a €144 million loan (“Devco Loan”) (including €50 million warrants). In May 2014, pursuant to a restructuring and recapitalization of Colonial, the following transactions took place: (i) the Colonial Investors received full payoff of the first mortgage loan, resulting in a substantial gain compared to the allocated basis in the loan; (ii) as an existing shareholder and creditor, the Colonial Investors received subscription rights to acquire shares in the restructured company, which, together with a cash investment, the Colonial Investors exercised at the time of the restructuring to acquire 300 million shares of the newly restructured Colonial; (iii) the joint venture between us and the Co-Investment

Funds acquired the third party investor’s 50% share of the Devco Loan at a substantial discount, which, when combined with our existing interest in the loan, resulted in a cost basis of approximately 19% of the total UPB. As a result of the payoff of the first mortgage loan and sales of Colonial shares through December 31, 2014, we recognized combined gains of approximately $5.2 million, which represents our 5.1% share of the joint venture's gains.
Real Estate Debt—Originations

•
Transitional CRE Lending Platform. During 2014, we originated 26 first mortgage loans and five mezzanine loans with an aggregate UPB of $593.6 million and unfunded commitments of $64.6 million as of December 31, 2014 within our Transitional CRE Lending Platform. The loans in the portfolio bear interest, on a weighted average basis, at 1-month LIBOR plus 6.0%, and have initial terms of 2 to 3 years. The loans feature one to three 12-month extension options subject to payment of extension fees and satisfaction of certain performance metrics. The underlying collateral includes retail, multifamily, office, hospitality, and industrial properties. In April 2014 and November 2014, eleven and fifteen of the loans, respectively, in the portfolio were included in floating rate securitizations. The April 2014 securitization provided $126.2 million aggregate principal balance of notes bearing a weighted average interest of LIBOR plus 1.78%. The November 2014 securitization provided $197.7 million aggregate principal balance of notes bearing a weighted average interest of LIBOR plus 1.96%. During 2014, we made draws on the Repurchase Facility to finance 14 non-securitized variable rate loans originated within the Transitional CRE Lending Platform. The draws provided $178.6 million of financing, of which $93.1 million was repaid from securitization proceeds. The Repurchase Facility bears interest at 1-month LIBOR plus 2.5% (see "—Liquidity and Capital Resources—Repurchase Facility" and "—Liquidity and Capital Resources—Investment-Level Financing").

•
UK Retail Borrower Recapitalization. As a part of a borrower recapitalization transaction in March 2014, a joint venture between us and a Co-Investment Fund originated a £140 million (approximately $233 million at origination) loan that was primarily collateralized by a first mortgage on a large U.K. shopping center. The loan proceeds were used to refinance an existing loan at a significant discount to par despite there having been no monetary default. In connection with the refinancing, the Company originated a new mezzanine loan with a UPB of £50 million (approximately $78 million at December 31, 2014). In connection with the payoff of the original mortgage loan, the borrower paid a $6.6 million exit fee. The refinancing also resulted in full recognition of the unamortized origination discount. As a result of the refinancing, we recognized a combined gain of approximately $15.8 million, net of amounts attributable to noncontrolling interests. Our share of the joint venture with the Co-Investment Fund is 96%.

•
Times Square First Mortgage Loan. In April 2014, we originated a $63 million first mortgage loan secured by a development site in the Times Square submarket of Manhattan.  The loan bears an interest rate of LIBOR plus 9.75% (with a 0.25% LIBOR floor), with a 1% origination fee and a 1% exit fee.  The initial term of the loan is 18 months, plus two 6-month extension options.

•
California Multifamily & Office Development Loan. In October 2014, we originated a $77 million first mortgage loan facility that is primarily collateralized by a 2.5 acre land parcel in San Francisco’s mid-Market district. Of the committed amount, we funded $55.1 million, less a $4.9 million interest reserve and a 1% origination fee, in October 2014. The initial loan proceeds at closing were used to acquire the land, while additional loan proceeds will be drawn upon during the term of the loan to fund the development of the site into a luxury residential tower and office building. The loan has a 2-year initial term and bears an interest rate of 1-month LIBOR plus 8.0% and includes an option to participate in the future vertical construction phase of the project.

•
California Hotel Development Loan. In October 2014, we, in a joint venture with a Co-Investment Fund, originated a $95 million senior loan facility to finance the construction of a 317-key boutique four-star hotel located in Southern California. The loan has a three year initial term with two one-year extension options, a 1.0% origination fee, and a 0.5% extension fee. The loan bears an interest rate of 1-month LIBOR plus 9.0% with a LIBOR floor of 0.5%. The joint venture expects to ultimately fund its commitment over the next 18 months and further expects to participate a senior interest in the loan. Our share of this investment is 50%, or $47.5 million of the total commitment.

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

•
European Real Estate Co. Mezzanine Loan. In October 2014, we, in a joint venture with a Co-Investment Fund and a minority unaffiliated investor, originated a €52.5 million mezzanine loan to a distressed European real estate company that owns 82 properties in France and Spain consisting primarily of office buildings and hotels. Overall loan-to-value of this mezzanine stands at 72%. The loan is secured by a share pledge in the parent holding company that owns the real estate. The loan matures in 6 years and bears a 15% interest, of which 7% is paid current and 8% is paid-in-kind for the first 2 years, and fully paid current thereafter. We and the Co-Investment Fund own 67% of the investment made by the joint venture and the Company’s 50% share as between the Company and the Co-Investment Fund is approximately €18 million or $22 million.

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

•
Illinois Hotel Development Loan. In November 2014, we, in a joint venture with a Co-Investment Fund, originated a $38 million mezzanine loan secured indirectly by a vacant office building located within the North Michigan Avenue submarket of Chicago.  The proceeds were used to finance the acquisition and redevelopment of the property into an approximately $133 million, 285-key, luxury branded hotel. The mezzanine loan was fully funded at closing. An institutional construction lender committed to provide a first mortgage construction loan at closing. The mezzanine loan has a three-year initial term with two one-year extension options, 1.0% origination fee, 2.5% exit fee, an interest rate of LIBOR plus 13.9% (of which 4.3% is paid-in-kind) and LIBOR floor of 0.7%. The investment also includes a separate 17.5% profit participation. Our share of this investment is 50%, or $19 million.

•
Pennsylvania Retail B-Note. In April 2014, we and a minority unaffiliated investor originated a $16.5 million B-note secured by three retail assets in Pennsylvania and Ohio. The loan bears a 10.5% fixed interest rate with a 30-year amortization schedule and matures in April 2024. Our share of this investment is 99%, or $16.3 million.

•
Texas Hotel Development Loan. In October 2014, we committed to invest in a joint venture with a Co-Investment Fund to originate a $305 million senior loan construction facility and separate preferred equity interest. The proceeds will be used to finance the development of a $370 million, 1,066-key, branded, four-star, full-service hotel located in Austin, Texas. The facility has a five-year initial term with two one-year extension options, a 1% origination fee, an interest rate of 7.5% and a profit participation of 40% through the preferred equity interest. The joint venture expects to participate a senior interest in the loan and to fund its commitment over the next three years. Our share of this investment is 50%.

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
Real Estate Equity—Light Industrial Portfolio
On December 18, 2014, we acquired a portfolio of light industrial real estate properties and associated operating platform from Cobalt Capital Partners, L.P. and its affiliates. The portfolio consists of 256 light industrial assets totaling 298 buildings of approximately 30 million square feet and one vacant land parcel. The total acquisition cost, including transaction costs of $7.4 million, was approximately $1.6 billion. The acquisition was financed with a $1.1 billion mortgage loan from a financial institution and a $10 million unsecured note issued to an affiliate of Cobalt Capital Partners, L.P. who will continue to manage the portfolio and its day-to-day operations after the acquisition. The portfolio acquisition was completed through an indirectly owned operating partnership ("ColFin Industrial Partnership") with third-party limited partners representing a 37% ownership interest, while we acquired 100% of the associated operating platform. We may sell additional interests to other limited partner participants in the future subject to retaining a minimum 51% interest in the portfolio. We, as general partner, are entitled to (i) quarterly profits interest distributions equal to 0.4% of limited partners’ capital contributions used during a quarter to fund an investment, plus 0.1% of limited partners’ net funded capital contributions as of the last day of the previous fiscal quarter, and (ii) carried interest distributions pursuant to the partnership agreement (net of carried interest that we expect will be allocated to members of our management team, investment professionals and other individuals, which, consistent with market terms, we expect to be 40% of the carried interest earned). Further, we and third-party limited partners have committed $390 million to fund future light industrial acquisitions according to the respective percentage interests. This represents the first of many anticipated general partner investments in which we would be entitled to fees and potential carried interest distributions.
Real Estate Equity—Single-Family Residential Rentals
To date, we have invested $550 million in CAH OP, a single-family homes rental platform managed by an affiliate of our Manager. CAH OP continues to acquire, renovate and rent single-family homes to tenants. CAH continues to focus on Colony American Finance (“CAF”), its wholly owned subsidiary that lends to other owners of single family homes for rent. Expansion of this lending program will remain a strategic initiative in 2015 and once scaled, CAF’s loan portfolio may be financed with securitizations. To date, CAF has originated in excess of $554 million of loans.
At December 31, 2014, CAH OP owned 18,726 housing units located in eleven states across the United States, including units owned in a joint venture with Fannie Mae. The following table provides an overview of the portfolio at December 31, 2014:

State	Number of Homes (1)		Total Cost Basis (in millions) (2)	Average Cost Per Home (in thousands)	Average Home Size (Square Feet)	Average Cost Per Square Foot
Properties wholly-owned by CAH OP:
Arizona	1,208		$172	$143	1,746	$82
California	3,015		868	288	1,668	173
Colorado	1,062		195	184	1,782	103
Delaware	110		18	167	1,497	112
Florida	4,683		906	193	1,896	102
Georgia	3,471		477	137	2,026	68
Nevada	1,677		339	202	2,046	99
North Carolina	549		107	195	2,319	84
Pennsylvania	4		1	144	1,160	124
Tennessee	27		8	302	2,894	104
Texas	1,922		256	133	1,835	72
	17,728	(3)	$3,347	189	1,886	100
Jointly-owned properties (4)	998
	18,726
__________

(1)
Represents total housing units, which are leased separately from any other housing units. No property with a single deed has more than four housing units, and less than 1% of our wholly owned properties have more than one housing unit.

(2)	Includes acquisition and renovation costs incurred through December 31, 2014.

(3)	Includes 231 housing units held for sale representing $36.8 million in total cost basis at December 31, 2014.

(4)	Jointly-owned properties are owned through a joint venture with Fannie Mae in which CAH OP acquired its managing member interest for an aggregate payment of $35.1 million.
On April 10, 2014, CAH obtained a mortgage loan secured by approximately 3,400 single-family rental homes in its portfolio in the amount of $514 million with a blended effective rate, including discount amortization, of LIBOR plus 1.78%, subject to a 0.25% LIBOR floor. On June 30, 2014, CAH obtained a mortgage loan secured by approximately 3,700 single-family rental homes in its portfolio in the amount of $558.5 million with a blended rate of LIBOR plus 1.64%. Both mortgage loans were transferred by the lender into securitization trusts which issued certificates representing beneficial interests in the mortgage loans.
As a participant in the initial capital raise of CAH OP in July 2012, we received warrants in the external manager of CAH OP and the right to share in certain profit distributions from CAH OP. The warrants, which were only exercisable under certain circumstances, and profit participation rights had nominal value upon receipt, and were included as a component of our equity investment in CAH OP. On November 4, 2014, Colony American Homes completed the internalization of its external manager by acquiring the ownership interests in the manager in exchange for CAH OP units. Immediately prior to the internalization transaction, we exercised our warrants, representing an approximate 10% ownership in the external manager, and received 1,643,736 CAH OP units in exchange. We also received a $15.5 million cash distribution from CAH OP, representing our share of the accrued profit distribution as of the date of the internalization. Subsequent to the internalization, after giving effect to the CAH OP units received in exchange for our exercise of the warrants, our ownership interest in CAH OP was reduced from 24.3% to 23.3% as a result of additional CAH OP units issued for the internalization.
Real Estate Equity—Other

•
UK REO Portfolio. In September 2014, we and a Co-Investment Fund acquired a portfolio of 25 commercial real estate assets from a British bank for £93.7 million, or approximately $153.7 million. The portfolio is composed of office, industrial, retail and hospitality properties throughout the United Kingdom. Our share of this investment (as between us and the Co-Investment Funds) is 50%, or approximately $76.8 million.

•
Italian REO Portfolio. In December 2014, we, in a joint venture with a Co-Investment Fund, acquired a real estate portfolio from an Italian financial institution in a privately negotiated transaction for €175 million.  Approximately €79 million of the purchase price was deferred and is payable to the seller over a four-year term.  The portfolio consists of 113 properties located mainly in Northern Italy, and includes commercial properties leased to banking institutions on a long-term basis, vacant properties to be sold as-is, and one property planned for redevelopment into residential use. At closing, we and the Co-Investment Fund invested €96 million, or $120 million, net of deferred payment. The assets are held in an Italian real estate fund, of which our share is 50%, or $60 million. We anticipate a sale of approximately 44% of our 50% interest to another Co-Investment Fund during the first quarter of 2015 with our remaining share estimated to be approximately 28%. In connection therewith, we own 50% of the general partner and manager of such additional Co-Investment Fund, and following the sale, will be entitled to (a) half of the (i) 0.50% annual investment management fee on net funded capital contributions of the limited partners in the Co-Investment Fund and (ii) 0.25% one-time real estate asset management fee on initial and additional capital contributions from such limited partners in connection with such Co-Investment Fund’s investment in the portfolio, and (b) half of the carried interest distributions paid in accordance with the partnership agreement of the Co-Investment Fund (net of carried interest that we expect will be allocated to members of our management team, investment professionals and other individuals, which, consistent with market terms, we expect to be 40% of the carried interest earned).

•
Spanish Industrial Portfolio. In December 2014, we, in a joint venture with Co-Investment Funds, together with a 10% unaffiliated third-party investor, acquired a €49 million industrial portfolio in Spain and Portugal in a sale-leaseback transaction. The portfolio of fourteen warehouse facilities in Spain and two in Portugal are fully occupied by a Spanish manufacturer with lease terms ranging from 12 to 15 years. The third-party investor, a Spanish real estate company, will manage the properties. The joint venture between us and Co-Investment Funds holds a 90% interest in this investment, of which our share is 50%, or $27 million.

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

•
Safeway Investment. In March 2014, we committed $100 million of new equity in a consortium that agreed to acquire all of the outstanding shares of Safeway Inc. pursuant to a merger agreement. In January 2015, we invested $50 million of equity, alongside $50 million from a passive co-investment partner. We own an indirect interest in AB Acquisition LLC, the consortium’s holding company that includes ownership interests in 2,230 grocery stores across a range of recognized brands including Safeway and Albertsons.

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

Investment Activity Subsequent to December 31, 2014

•
Transitional CRE Lending Platform. Subsequent to December 31, 2014, we originated three first mortgage loans and two mezzanine loans with an aggregate UPB of $70 million within our Transitional CRE Lending Platform. The loans in the portfolio bear interest, on a weighted average basis, at 1-month LIBOR plus 4.6%, and have initial terms of 2 to 3 years. The underlying collateral includes multifamily properties.

•
Gatwick Office Complex. In January 2015, we, in a joint venture with Co-Investment Funds, acquired a multi-tenant office building in the United Kingdom in a short sale transaction for £20 million, or $30 million. The acquisition also includes an adjacent 1.5 acre site with planning consent in-place for an additional 100,000 square foot office building. Our share of this investment is 50%, or $15.0 million.

•
Swiss NNN Properties. In January 2015, we acquired two single-tenant net leased properties that are campuses for two separate universities under common ownership in Switzerland for CHF 174.5 million. Both universities, which are leaders in international hospitality management, signed a new master triple net lease for a 20-year term with a guaranty from the common owner. Concurrent with the acquisition, we obtained a CHF 122 million, 15-year term, non-recourse, 2.7% fixed-rate loan resulting in an initial cash-on-cash yield of approximately 11%. Net of the financings and including transaction costs, the Company invested CHF 56 million, or $58 million.

•
Multifamily Portfolio Preferred Equity II. In February 2015, we, in a joint venture with a Co-Investment Fund, agreed to fund up to $80 million of preferred equity to recapitalize a primarily stabilized multifamily portfolio composed of 16 communities totaling approximately 4,800 units in Georgia, Texas and Louisiana. The preferred equity provides a 12.5% preferred return and 1% issuance fee. The preferred equity was structured with a full repayment guaranty to the sponsor and full excess cash flow sweep until an 8.25% debt yield is achieved. The joint venture funded $44 million and expects to fund the remaining $36 million within the second half of 2015. Our share of this investment is 50%, or $22 million of initial funding.

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
Business Combinations
We evaluate each purchase transaction to determine whether the acquired assets meet the definition of a business. Transaction costs related to acquisitions that are not deemed to be businesses are included in the cost basis of the acquired assets, while transaction costs related to acquisitions that are deemed to be businesses are expensed as incurred.
We account for business combinations by applying the acquisition method, which requires that we recognize and measure the identifiable assets acquired, liabilities assumed and noncontrolling interests at their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets and liabilities.
Real estate acquisitions are recorded at the fair values of the acquired components at the time of acquisition, allocated among land, building, improvements, equipment, lease-related tangible and identifiable intangible assets and liabilities, such as tenant improvements, deferred leasing costs, in-place lease values, above- and below-market lease values.
The estimated fair value of acquired land is derived from recent comparable sales of land and listings within the same local region based on available market data. The estimated fair value of acquired buildings and building improvements is derived from comparable sales, discounted cash flow analysis using market-based assumptions, or replacement cost, as appropriate. The fair value of site and tenant improvements is estimated based upon current market replacement costs and other relevant market rate information.
In-place leases generate value over and above the tangible real estate because a property that is occupied with leased space is typically worth more than a vacant building without an operating lease contract in place. The estimated fair value of acquired in-place leases is derived based on management's assessment of lost rental income and tenant reimbursements that would be incurred to lease a hypothetically vacant building to its actual existing occupancy level on the valuation date. The net amount recorded for acquired in-place leases is included in intangible assets on our balance sheet and amortized on a straight-line basis as an increase to depreciation and amortization expense over the remaining term of the applicable leases.
The estimated fair value of the above- or below-market component of acquired leases represents the present value of the difference between contractual rents of acquired leases and market rents at the time of the acquisition, discounted for tenant credit risks. Above- or below-market operating lease values are amortized on a straight-line basis as a decrease or increase to rental income, respectively, over the applicable lease terms. Above- or below-market ground lease obligations are amortized on a straight-line basis as a decrease or increase to rent expense, respectively, over the applicable lease terms.
In-place leasing costs represent management's estimation of the avoided leasing commissions and legal fees associated with an existing in-place lease. The net amount is included in intangible assets on the accompanying balance sheets and amortized on a straight-line basis as an increase to depreciation and amortization expense over the remaining term of the applicable lease.
Fair values of these components generally rely on Level 2 or Level 3 inputs of the fair value hierarchy (see —Fair Value Measurement).
Goodwill is allocated to reporting units for purposes of evaluating whether goodwill is impaired. We test goodwill for impairment at the reporting unit level at least on an annual basis, or more frequently if events or changes in circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. Goodwill impairment tests require judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit.
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
Investment in Real Estate
Real estate assets are stated at historical cost less accumulated depreciation.
Expenditures for ordinary repairs and maintenance are expensed as incurred, while expenditures for significant renovations that improve or extend the useful life of the asset are capitalized and depreciated over their estimated useful lives.
Depreciation—Depreciation is computed on the straight-line basis over the estimated useful lives of the assets, which generally range from 7 to 40 years for buildings and improvements and 5 to 15 years for furniture, fixtures and equipment. Tenant improvements are amortized over the shorter of the remaining lease term or the estimated useful life. Land is not depreciated.
Real Estate Acquired in Settlement of Loans—Real estate acquired in full or partial settlement of loans ("real estate owned," or "REO") is measured at fair value. If the property meets the GAAP definition of a held for sale property, fair value is reduced by estimated costs to sell. REO property that is classified as held for sale is not depreciated during the holding period. If we intend to operate the property, the fair value is allocated among the acquired assets (see —Real Estate Acquisitions). The difference between the carrying value of the loan and the fair value of the foreclosed asset is recognized in the statement of operations, after reversing any previously recognized provision on the loan. The fair value of REO is generally based on a third party appraisal or on a combination of appraised value, broker price opinions and comparable sales.
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
In certain circumstances, we hold 50% of the voting rights to elect the board of directors of the joint venture, but own varying economic interests, which currently range from 4.5% to 75%. In other cases, our voting rights are proportional to our economic interests, however the joint ventures are subject to management or other contracts that create VIEs.
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
Income Taxes and REIT Compliance
As a REIT, we generally are not subject to corporate-level federal and state income tax on net income we distribute to our stockholders. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement to distribute at least 90% of our taxable income to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify as a REIT, we may be subject to certain federal, state, local and foreign taxes on our income and property and to federal income and excise taxes on our undistributed taxable income.
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

We currently operate in four reportable segments: (1) real estate debt investments, which include originated and acquired commercial real estate debt, mortgage-backed securities, and other debt-related investments, (2) a portfolio of light industrial real estate assets and associated operating platform acquired from Cobalt Capital Partners, L.P. and its affiliates in December 2014, (3) single-family residential rentals through its investment in CAH OP, and (4) other real estate equity investments, which include real estate acquired in settlement of loans or from acquisition of operating properties, common equity in real estate or related companies, and certain preferred equity investments with profit participation meeting certain risk or return profiles.

Income from Our Investments
Our largest source of income is our real estate debt investments, which we hold either directly or through our investments in unconsolidated joint ventures. We have been continually investing in our target assets throughout 2012, 2013 and 2014, and therefore, income from some investments may reflect less than a full year’s results of operations. We have also sold or received early payoffs on some of our debt investments, sometimes at substantial gains, which affect period over period comparability.
Income (loss) from our investments by type of investment is summarized below. We have recently re-categorized some of our investments, as described in Note 2 to our consolidated financial statements included in this Annual Report. Certain amounts for the year ended December 31, 2012 have been reclassified to conform to the current period presentation:

	Year Ended December 31, 2014
(In thousands)	Income (Loss)	Less: Expenses, Other (Gain) Loss and Income Tax Provision	Less: Net Income (Loss) Attributable to Noncontrolling Interests	Net Income (Loss) Attributable to Colony Financial, Inc.
Amounts allocated to investment segments:
Real estate debt investments
Acquisitions:
Single loans—first mortgages	$37,290	$1,416	$6,396	$29,478
Single loans—subordinated debt (1)	2,943	5	644	2,294
Loan portfolios	90,253	14,372	8,450	67,431
CMBS/bonds	977	(105)	(1)	1,083
Total acquisitions	131,463	15,688	15,489	100,286
Originations:
Senior & whole mortgage loans	86,550	6,795	3,647	76,108
Subordinated debt (1)	73,444	558	18,547	54,339
Total originations	159,994	7,353	22,194	130,447
Total real estate debt investments	291,457	23,041	37,683	230,733
Light industrial portfolio	5,365	14,032	(3,143)	(5,524)
Single-family residential rentals	(15,901)	—	—	(15,901)
Other real estate equity investments (2)	18,832	14,405	2,022	2,405
Total investments	299,753	51,478	36,562	211,713
Amounts not allocated to investment segments	896	89,460	—	(88,564)
	$300,649	$140,938	$36,562	$123,149

	Year Ended December 31, 2013
(In thousands)	Income (Loss)	Less: Expenses, Other (Gain) Loss and Income Tax Provision	Less: Net Income Attributable to Noncontrolling Interests	Net Income (Loss) Attributable to Colony Financial, Inc.
Amounts allocated to investment segments:
Real estate debt investments
Acquisitions:
Single loans—first mortgages	$28,487	$5,068	$5,935	$17,484
Single loans—subordinated debt (1)	6,290	18	805	5,467
Loan portfolios	52,581	2,747	1,137	48,697
CMBS/bonds	8,360	123	798	7,439
Total acquisitions	95,718	7,956	8,675	79,087
Originations:
Senior & whole mortgage loans	23,527	772	1,478	21,277
Subordinated debt (1)	52,328	(772)	12,739	40,361
Total originations	75,855	—	14,217	61,638
Total real estate debt investments	171,573	7,956	22,892	140,725
Single-family residential rentals	(8,013)	—	—	(8,013)
Other real estate equity investments (2)	19,957	1,357	1,266	17,334
Total investments	183,517	9,313	24,158	150,046
Amounts not allocated to investment segments	282	48,563	—	(48,281)
	$183,799	$57,876	$24,158	$101,765

	Year Ended December 31, 2012
(In thousands)	Income (Loss)	Less: Expenses, Other (Gain) Loss and Income Tax Provision	Less: Net Income Attributable to Noncontrolling Interests	Net Income (Loss) Attributable to Colony Financial, Inc.
Amounts allocated to investment segments:
Real estate debt investments
Acquisitions:
Single loans—first mortgages	$19,221	$3,866	$4,209	$11,146
Single loans—subordinated debt (1)	4,392	179	869	3,344
Loan portfolios	31,438	2,141	—	29,297
CMBS/bonds	5,467	748	38	4,681
Total acquisitions	60,518	6,934	5,116	48,468
Originations:
Senior & whole mortgage loans	20,395	218	972	19,205
Subordinated debt (1)	18,456	754	106	17,596
Total originations	38,851	972	1,078	36,801
Total real estate debt investments	99,369	7,906	6,194	85,269
Single-family residential rentals	(2,126)	—	—	(2,126)
Other real estate equity investments (2)	10,550	22	—	10,528
Total investments	107,793	7,928	6,194	93,671
Amounts not allocated to investment segments	170	31,830	—	(31,660)
	$107,963	$39,758	$6,194	$62,011
__________

(1)	Subordinated debt includes B-notes, mezzanine loans, and preferred equity earning a fixed return.

(2)
Other real estate equity investments include interests in real estate properties, equity interests obtained through foreclosures or deed-in-lieu of foreclosure on the collateral of target assets originally acquired or originated as debt instruments, and preferred equity earning a fixed return plus equity participation.

Net Income from Real Estate Debt Investments
Net income from acquired single first mortgage loans for the year ended December 31, 2014 increased $12.0 million, or 69%, compared to the year ended December 31, 2013. The increase primarily reflects $8.3 million of additional interest income from Florida Mixed-Use NPL acquired in August 2014 upon the execution of a foreclosure plan, net interest income from UK CRE 2014 acquired in July 2014 and $5.2 million net gain recognized on Spanish REOC/Colonial Loan upon the repayment of a first mortgage loan and partial sale of shares of Inmobiliaria Colonial, S.A., as discussed in “—Our Investments." Expenses on acquired first mortgage loans include the interest expense and servicing costs on Luxury Destination Club Recourse Loan II prior to its repayment, where we obtained seller-provided financing. All contractual interest due for the term of the financing had been pre-funded by the borrower. Net income from acquired first mortgage loans for the year ended December 31, 2013 increased $6.3 million, or 57%, compared to the year ended December 31, 2012. The increase primarily reflects income from the Florida Retail First Mortgage, Phoenix Corporate Tower Loan and Luxury Destination Club Recourse Loan II acquired in February 2013, December 2012 and May 2012, respectively. We recognized a $2.5 million gain on foreclosure of the Phoenix Corporate Tower Loan in September 2013.
Net income from acquired subordinated debt for the year ended December 31, 2014 decreased $3.2 million, or 58%, compared to the year ended December 31, 2013. The decrease primarily reflects income from the Manhattan Landmark Buildings Loan and the Ashford Notes which were repaid in full in June and February 2014, respectively. Net income from acquired subordinated debt for the year ended December 31, 2013 increased $2.1 million, or 63%, compared to the year ended December 31, 2012. The increase primarily reflects a full year's effect of income from the Ashford Notes acquired in February 2012 and the Manhattan Landmark Buildings Loan B-note retained subsequent to the A-note sale in April 2012.
Net income from loan portfolios include income from loan portfolios acquired in structured transactions with the FDIC as well as from commercial banks. For the year ended December 31, 2014, net income from loan portfolios increased $18.7 million, or 38%, compared to the year ended December 31, 2013. The increase primarily reflects additional income from loan portfolios acquired throughout 2013 and 2014, including Freddie Mac Portfolio, Spanish CRE Loan Portfolio I, U.S. Loan Portfolio 2014-1, Fannie Mae Portfolio and MF1 Loan Portfolio acquired in October 2013, November 2013, March 2014, June 2014 and August 2014, respectively. These increases are partially offset by an $11 million gain recognized in 2013 on foreclosure of an REO property in the German Loan Portfolio IV. Expenses on acquired loan portfolios include interest expense on the commercial mortgage-backed securitization debt of MF1 Securitization issued in October 2014. For the year ended December 31, 2013, net income from loan portfolios increased $19.4 million, or 66%, compared to the year ended December 31, 2012. The increase primarily reflects 10 loan portfolios acquired throughout 2012 and 2013, lower notional interest expense on FDIC purchase money notes resulting from principal payments, an $11 million gain on foreclosure of an REO property in the German Loan Portfolio IV, and favorable changes in expected accretable yields on some of our existing portfolios. These increases are partially offset by decreases due to ongoing loan resolutions and a combined impairment of $6.6 million on certain loan pools within 13 of our loan portfolios, including impairment on REO properties held for sale.
Net income from CMBS/bonds for the year ended December 31, 2014 decreased $6.4 million, or 85%, compared to the year ended December 31, 2013. The decrease primarily reflects the sale of a senior CMBS bond in December 2013. Net income from CMBS/bonds for the year ended December 31, 2013 increased $2.8 million, or 59%, compared to the year ended December 31, 2012. The increase primarily reflects a $1.2 million gain from the sale of a senior bond in a CMBS–resecuritization acquired in May 2010 and interest income from the MF5 Loan Portfolio following the desecuritization of the trust in February 2013.
Net income from originated senior and whole mortgage loans for the year ended December 31, 2014 increased $54.8 million, or 258%, compared to the year ended December 31, 2013. The increase primarily reflects additional income generated from seven new loan originations, including $15.8 million from the payoff of UK Retail Borrower Recapitalization first mortgage loan in connection with the borrower's first mortgage refinancing. We also originated 26 new loans within the Transitional CRE Lending Platform during 2014. The increases are offset by the reduction in income following an early payoff of the Florida Residential Development Loan in June 2013, a partial prepayment of Boca Raton Multifamily Land Loan in January 2014 and reclassification of the Lifestyle Athletic Club Mortgage Participation from originated whole mortgages to originated subordinated debt following the sale of an A-note in July 2013. Significantly higher expenses on originated first mortgage loans for 2014 include interest expense on the commercial mortgage-backed securitization debt issued in April and November 2014, as well as draws on the Repurchase Facility to finance loans originated within the Transitional CRE Lending Platform. Net income from originated senior and whole mortgage loans for the year ended December 31, 2013 increased $2.1 million, or 11%, compared to the year ended December 31, 2012. The increase primarily reflects $14.3 million of net income generated from eight new originated loans in 2013 plus six loans within the Transitional CRE Lending Platform, a full year's effect of one loan originated in late 2012, and a $2.8 million gain recognized from an early payoff of the Florida Residential Development Loan which was acquired and resolved within 2013. The increases are partially offset by the reduction in income following the November 2012 payoff of WLH Secured Loan, which had generated $12.6 million of net income in 2012.

Net income from originated subordinated debt for the year ended December 31, 2014 increased $14.0 million, or 35%, compared to the year ended December 31, 2013. The increase primarily reflects additional interest income from nine new originations in 2014 and from National Hotel Portfolio Mezzanine Loan originated in May 2013. The increases are partially offset by the reduction in income resulting from the payoff of Centro Mezzanine Loans in August 2013, the sale of Extended Stay Mezzanine B&C Loans in September 2013, a $3.2 million gain recognized from the payoff of 2100 Grand B-Note in May 2013, as well as the May 2013 prepayment of Luxury Destination Resort Loan, a loan we originated in 2011. Net income from originated subordinated debt for the year ended December 31, 2013 increased $22.8 million, or 129%, compared to the year ended December 31, 2012. The increase primarily reflects income from new originations including One Court Square Preferred Equity originated in July 2012, National Hotel Portfolio Mezzanine Loan originated in May 2013, and Mexico Luxury Resort Junior Mortgage Participation and New York Student Housing Loan originated in August 2013, among others. The increase also reflects income from the Lifestyle Athletic Club Mortgage Participation originated in March 2013 following the sale of an A-note in July 2013, a $3.2 million gain recognized from the payoff of 2100 Grand B-Note in May 2013 and a $1.1 million gain recognized from the sale of our pro-rata share of the Extended Stay Mezzanine B&C Loans in September 2013. The increases are partially offset by the reduction in income resulting from the payoff of Centro Mezzanine Loans, the sale of Extended Stay Mezzanine B&C Loans, as well as the May 2013 prepayment of Luxury Destination Resort Loan, a loan we originated in 2011.
Loss from Light Industrial Portfolio
The light industrial portfolio generated $5.5 million of net loss to us since its acquisition on December 18, 2014. The results of the 14 days of operations are summarized below:

(In thousands)
Rental income	$4,041
Tenant reimbursements and other income	1,324
Total income	5,365
Property operating expenses	1,544
Transaction costs	7,450
Interest expense	1,321
Depreciation and amortization	3,391
Other	326
Total expenses	14,032
Net loss	(8,667)
Net loss attributable to noncontrolling interests	(3,143)
Net loss attributable to the Company	$(5,524)
Loss from Single-Family Residential Rentals
Our investment in single-family residential rentals through CAH OP generated a loss of $15.9 million, $8.0 million and $2.1 million during the years ended December 31, 2014, 2013 and 2012, respectively, including approximately $18.5 million, $8.0 million and $1.2 million, respectively, that represent our share of depreciation expense. The SFR rental business was started in March 2012 and the business has grown rapidly; therefore, prior year results do not provide meaningful comparisons to the current year results. As of December 31, 2014, CAH OP owned 18,726 units in eleven states, including units operated in a joint venture with Fannie Mae, compared to 14,900 units as of December 31, 2013. The overall portfolio was 87% occupied as of December 31, 2014, up from 61% occupied as of December 31, 2013. The improvement in portfolio occupancy is the result of improved operational performance including higher renovation and leasing productivity. During the year ended December 31, 2014, CAH OP averaged over 700 renovations and approximately 800 new leases signed per month while acquisitions averaged approximately 350 homes per month.
Net income from Other Real Estate Equity Investments
Net income from other real estate equity investments decreased by $14.9 million, or 86%, from 2013 to 2014 and increased by $6.8 million, or 65%, from 2012 to 2013. Net income from other real estate equity investments for the year ended December 31, 2014 includes a $3.9 million gain recognized from the sale of our remaining shares of WLH Stock in January 2014, income from the Multifamily Portfolio Preferred Equity, which we closed in March 2013 and in which we have made additional investments since then, and net income from the triple-net leased Midwest NNN Office Campus, Arizona NNN Building and Ohio NNN Portfolio acquired in December 2013, June 2014 and July 2014, respectively. These amounts are partially offset by net losses generated from our equity interests in the Hawaii Luxury Resort, UK Retail Borrower Recapitalization, UK REO Portfolio and Italian REO Portfolio acquired in 2014, primarily due to acquisition costs and depreciation expense. Net income from other real estate equity investments for the year ended December 31, 2013 includes a

$10.7 million gain recognized from the sale of our remaining 615,932 shares of common stock in First Republic Bank, net income from the operations of our Hotel Portfolio, $6.3 million of income from the Multifamily Portfolio Preferred Equity, which we closed in March 2013 and in which we have made additional investments since March 2013. Net income from other real estate equity investments for the year ended December 31, 2012 reflects income from our investment in First Republic Bank, including a $5.4 million gain recognized from the sale of 543,760 shares of its common stock, a $1.8 million gain on sale of residential development projects to WLH in June 2012 and net income from the operations of our Hotel Portfolio following the foreclosure on the collateral in January 2012.
Concentration
Certain investments individually generated greater than 10% of our total income for the periods presented. For the years ended December 31, 2014, 2013 and 2012, Luxury Destination Club Recourse Loan I and II, which share the same corporate guarantor, generated 7%, 14% and 18% of total income, respectively. After deducting investment-specific interest and other expenses, and amounts attributable to noncontrolling interests, Luxury Destination Club Recourse Loan I and II represent 10%, 12% and 16% of our net income attributable to stockholders, respectively. Both Luxury Destination Club Recourse Loan I and II were fully paid off by the borrower during the year ended December 31, 2014. National Hotel Portfolio Mezzanine Loan generated 13% of our total income for the years ended December 31, 2014 and 2013. After deducting investment-specific expenses and amounts attributable to noncontrolling interests, the National Hotel Portfolio Mezzanine Loan represents 16% and 12% of our net income attributable to stockholders for the same periods. For the year ended December 31, 2012, WLH Secured Loan generated 12% of total income.
Amounts Not Allocated to Investments
Certain non-investment-specific income and expense amounts not allocated to segments are summarized below.

	Year Ended December 31,
(in thousands)	2014	2013	2012
Income:
Interest income from cash	$307	$282	$170
Other income	589	—	—
Total income	$896	$282	$170
Expenses:
Management fees	$43,133	$26,263	$18,982
Unconsummated deal expenses	2,210	955	498
Transaction costs	8,268	—	—
Interest expense	28,490	13,316	3,839
Administrative expense	10,831	7,370	6,346
Income tax (benefit) provision	(2,399)	659	2,165
Total expenses	$90,533	$48,563	$31,830

Other gain	$1,073	$—	$—

•	Management Fees—Management fees include the following:

	Year Ended December 31,
(in thousands)	2014	2013	2012
Base management fees	$32,285	$22,265	$12,332
Share-based compensation	10,384	3,998	5,714
Incentive fees	464	—	936
	$43,133	$26,263	$18,982
Base management fees have increased by approximately $10.0 million from 2013 to 2014 and $9.9 million from 2012 to 2013 due to an increase in our fee base, as defined in our management agreement with the Manager. The increases in our fee base are largely attributable to net proceeds from our equity offerings. The increases resulted from one preferred stock offering, four common stock offerings, and our issuance of common stock under our at-the-market stock offering program ("ATM Program") since the beginning of 2013, with combined net proceeds of approximately $1.28 billion. Share-based compensation represents expense recognized on restricted shares awarded to our Manager, certain of our executive officers and certain employees of our Manager and its affiliates. Based upon the vesting schedule of shares awarded and the fair value as of each measurement date, share-based compensation could fluctuate significantly. Incentive fees are based upon our Core Earnings, further described at “—Non-GAAP Supplemental Financial Measure: Core Earnings,” and are payable to our Manager in shares of our common stock.

•	Transaction Costs—Transaction costs represent advisory, legal, accounting and other consulting fees incurred in connection with the combination transaction with Colony Capital.

•
Interest Expense—For the years ended December 31, 2014, 2013 and 2012, we incurred non-segment interest expense of $28.5 million, $13.3 million and $3.8 million, respectively, primarily on our credit facility and convertible senior notes. Interest expense for 2014 was significantly higher compared to 2013 and 2013 was significantly higher than 2012 as we issued convertible senior notes in April 2013, January 2014 and June 2014. We do not attribute borrowings on our credit facility or proceeds from issuance of convertible notes to specific investments.

•	Administrative Expenses—Administrative expenses are summarized below:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Reimbursements to Colony Capital:
Compensation pursuant to secondment agreement	$1,778	$1,286	$1,207
Allocated overhead and direct administrative expenses	3,301	1,787	1,253
Total reimbursements to Colony Capital	5,079	3,073	2,460
Professional fees	3,609	2,590	2,082
Other	2,720	1,707	1,804
	$11,408	$7,370	$6,346
Total administrative expenses increased by $4.0 million, or 55%, from 2013 to 2014 and by $1.0 million, or 16%, from 2012 to 2013 reflecting the added administrative burden associated with the growth of our business.

•
Income Tax Provision—Our TRSs, which directly or indirectly hold certain of our investments, are subject to corporate-level federal, state, foreign and local income taxes. For the years ended December 31, 2014, 2013 and 2012, we recognized income tax (benefit) provision of $(2.4) million, $0.7 million and $2.2 million, respectively. Our current primary sources of income subject to taxation are income from loan resolutions in some of our loan portfolios, income from our interests in asset management companies which manage some of our loan portfolios, and hotel operations from our Hotel Portfolio. Income tax benefit for 2014 was a result of net losses from our Hotel Portfolio, Hawaii Luxury Resort, California Master Planned Communities and German Loan Portfolio IV which were partially offset by income tax expenses on other taxable activities.

Information About Our Real Estate Debt Portfolio
The following tables summarize certain characteristics of the loans and beneficial interests in securities held by the Company and the joint ventures and our proportionate share:

	December 31, 2014
($ in thousands)	Total Portfolio		Company’s Proportionate Share
Collateral Type	Unpaid Principal Balance	Amortized Cost (1)	Unpaid Principal Balance	Amortized Cost (1)(2)	% of Amortized Cost	Weighted Average Coupon	Current Interest Yield on Cost	Weighted Average Maturity in Years
Originated performing loans
Retail	$400,045	$399,213	$357,261	$356,256	13.8%	8.7%	9.0%	2.8
Office	286,287	284,136	257,597	255,506	9.9%	6.7%	6.8%	2.5
Industrial	5,140	5,097	4,924	4,883	0.2%	5.4%	5.5%	2.8
Hospitality	760,081	758,961	430,184	429,303	16.5%	10.3%	10.4%	2.3
Multifamily	147,983	147,292	115,280	114,708	4.4%	6.0%	6.1%	2.4
Other commercial	231,635	228,450	227,933	224,779	8.7%	8.3%	8.4%	2.6
Residential	321,758	319,877	100,370	99,879	3.9%	10.0%	10.1%	4.2
Land	110,713	105,710	64,598	61,145	2.4%	13.1%	13.9%	2.2
Total originated performing loans	2,263,642	2,248,736	1,558,147	1,546,459	59.8%	8.8%	9.0%	2.6

	December 31, 2014
($ in thousands)	Total Portfolio		Company’s Proportionate Share
Collateral Type	Unpaid Principal Balance	Amortized Cost (1)	Unpaid Principal Balance	Amortized Cost (1)(2)	% of Amortized Cost	Weighted Average Coupon	Current Interest Yield on Cost	Weighted Average Maturity in Years
Acquired loans
Performing:
Retail	468,144	334,292	257,920	190,743	7.4%	3.5%	5.1%	2.4
Office	250,705	180,713	123,182	87,539	3.4%	2.6%	4.1%	3.2
Industrial	175,714	143,735	82,988	75,358	2.9%	4.1%	4.9%	3.1
Hospitality	95,056	75,661	33,660	30,306	1.1%	4.3%	4.7%	2.8
Multifamily	639,673	580,788	466,845	448,013	17.3%	5.9%	6.2%	16.0
Other commercial	144,703	90,242	25,363	17,662	0.7%	6.6%	9.0%	3.5
Residential	75,513	66,979	23,094	20,366	0.8%	6.2%	7.2%	11.2
Land	68,509	22,051	10,594	4,441	0.2%	5.5%	9.9%	1.7
Total acquired performing	1,918,017	1,494,461	1,023,646	874,428	33.8%	4.7%	5.7%	9.0
Non-performing:
Retail	158,466	72,448	18,369	7,566	0.3%
Office	181,801	122,247	71,822	50,755	2.0%
Industrial	74,135	31,196	16,542	6,994	0.3%
Hospitality	46,529	23,584	6,290	3,348	0.1%
Multifamily	95,563	53,190	44,811	32,211	1.2%
Other commercial	234,050	73,288	35,754	11,188	0.4%
Residential	80,349	25,375	13,892	5,939	0.2%
Land	546,920	145,222	124,965	48,025	1.9%
Total acquired non-performing	1,417,813	546,550	332,445	166,026	6.4%
Total acquired loans	3,335,830	2,041,011	1,356,091	1,040,454	40.2%
Total portfolio	$5,599,472	$4,289,747	$2,914,238	$2,586,913	100.0%

	December 31, 2013
($ in thousands)	Total Portfolio		Company’s Proportionate Share
Collateral Type	Unpaid Principal Balance	Amortized Cost (1)	Unpaid Principal Balance	Amortized Cost (1)(2)	% of Amortized Cost	Weighted Average Coupon	Current Interest Yield on Cost	Weighted Average Maturity in Years
Originated performing loans
Retail	$43,850	$43,400	$43,850	$43,400	3.2%	6.5%	6.6%	2.3
Office	21,725	21,548	21,725	21,548	1.6%	6.9%	7.0%	2.4
Hospitality	493,242	490,168	253,057	251,350	18.4%	11.2%	11.3%	2.8
Multifamily	123,700	123,555	93,495	93,382	6.8%	5.4%	5.4%	2.0
Other commercial	103,823	103,112	102,521	101,810	7.4%	9.1%	9.2%	3.8
Residential	100,260	99,577	46,618	46,320	3.4%	13.5%	13.7%	3.6
Land	96,257	92,341	47,919	45,961	3.4%	12.5%	13.3%	2.7
Total originated performing loans	982,857	973,701	609,185	603,771	44.2%	9.8%	9.9%	2.9
Acquired loans and beneficial interests in bonds
Performing:
Retail	576,529	389,345	264,464	175,766	12.9%	3.2%	5.0%	3.3
Office	325,986	228,305	138,550	91,176	6.7%	2.6%	4.1%	4.0
Industrial	204,280	151,883	43,372	31,716	2.3%	6.3%	8.7%	7.8
Hospitality	285,531	237,885	127,282	109,083	8.0%	8.4%	10.7%	0.9
Multifamily	522,513	428,340	233,778	205,660	15.0%	5.0%	5.7%	9.0
Other commercial	283,426	191,045	45,440	33,739	2.5%	9.4%	12.2%	3.7
Residential	56,039	36,748	17,058	12,649	0.9%	4.2%	5.9%	17.2
Land	107,830	44,628	14,538	6,382	0.5%	5.7%	10.7%	1.4
Total acquired performing	2,362,134	1,708,179	884,482	666,171	48.8%	4.9%	6.6%	5.1

	December 31, 2013
($ in thousands)	Total Portfolio		Company’s Proportionate Share
Collateral Type	Unpaid Principal Balance	Amortized Cost (1)	Unpaid Principal Balance	Amortized Cost (1)(2)	% of Amortized Cost	Weighted Average Coupon	Current Interest Yield on Cost	Weighted Average Maturity in Years
Non-performing:
Retail	238,841	90,366	41,453	17,970	1.3%
Office	108,128	53,801	20,811	11,133	0.8%
Industrial	137,125	61,481	29,003	15,141	1.1%
Hospitality	58,781	29,101	7,801	3,821	0.3%
Multifamily	123,576	52,832	29,890	13,066	1.0%
Other commercial	334,197	119,562	44,702	15,507	1.1%
Residential	131,315	40,316	19,315	7,453	0.5%
Land	619,410	125,227	59,971	12,078	0.9%
Total acquired non-performing	1,751,373	572,686	252,946	96,169	7.0%
Total acquired loans	4,113,507	2,280,865	1,137,428	762,340	55.8%
Total portfolio	$5,096,364	$3,254,566	$1,746,613	$1,366,111	100.0%
__________

(1)	The following table summarizes the amortized cost of the total portfolio and the Company's proportionate share included in the table above:

(Amounts in thousands)	December 31, 2014		December 31, 2013
	Total Portfolio	Company’s Proportionate Share	Total Portfolio	Company’s Proportionate Share
Loans receivable, net, on the Company's consolidated balance sheet	$2,131,134	$1,843,404	$1,028,654	$730,204
Beneficial interests in debt securities included in other assets on the Company's consolidated balance sheet	—	—	30,834	30,680
Loans receivable, net, held by unconsolidated joint ventures	2,127,148	719,366	2,171,943	593,660
ADC loans (a)	31,465	24,143	23,135	11,567
	$4,289,747	$2,586,913	$3,254,566	$1,366,111
__________

(a)	Certain acquisition, development and construction loans are accounted for under the equity method depending upon their characteristics.

(2)	Our proportionate share of amortized cost is calculated as our share of the loans and debt securities based upon our ownership interest in each respective investment entity.

As of December 31, 2014, our and our joint ventures’ performing loan portfolio comprised fixed rate loans bearing interest rates ranging from 2.0% to 17.5% (weighted average of 8.37%) with an aggregate UPB of $2.0 billion and variable rate loans bearing interest rates ranging from 1.0% to 14.6% (weighted average of 6.5%) with an aggregate UPB of $2.2 billion. Maturity dates of performing loans range from January 2015 to September 2045. Scheduled maturities based on UPB of performing loans as of December 31, 2014 are as follows:

(In thousands)
One year or less	$777,482
Greater than one year and less than five years	2,543,888
Greater than or equal to five years	860,289
Total	$4,181,659

Liquidity and Capital Resources
Our current primary uses of liquidity are to fund:

•	acquisitions of our target assets and related ongoing commitments;

•	our operations, including overhead costs and the management fee to our Manager;

•	distributions to our stockholders; and

•	principal and interest payments on our borrowings, including interest obligation on our convertible debt.
Our current primary sources of liquidity are:

•	cash on hand;

•	our credit facility;

•	cash flow generated from our investments, both from operations and return of capital;

•	proceeds from full or partial realization of investments;

•	investment-level financing; and

•	proceeds from public or private equity and debt offerings.

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
Contractual Obligations and Commitments
The following table summarizes our known contractual obligations and commitments on an undiscounted basis as of December 31, 2014 and in future periods in which we expect to settle such obligations. The table does not reflect the effects of actual repayments or draws on our credit facility or new financing obtained subsequent to year end.

(In thousands)	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments—credit facility(1)	$164,000	$—	$164,000	$—	$—
Interest and fees—credit facility(1)	12,543	7,501	5,042	—	—
Convertible senior notes—principal and interest(2)	779,577	25,597	51,194	51,194	651,592
Secured financing—principal and interest(3)	2,245,740	356,472	503,461	1,243,377	142,430
Unsecured financing—principal and interest	11,244	3,944	7,300	—	—
Ground lease obligations(4)	11,960	253	510	510	10,687
Total	$3,225,064	$393,767	$731,507	$1,295,081	$804,709
__________

(1)
As of December 31, 2014, we had outstanding borrowings on our credit facility of $164 million bearing interest at 1-month LIBOR plus 2.75%. We have estimated the future interest payments based on the 1-month LIBOR forward rates as of December 31, 2014 and unused commitment fees calculated at 0.5% assuming the principal amount is repaid on August 5, 2016, the contractual maturity date of our credit facility.

(2)
As of December 31, 2014, we had outstanding $602.5 million in convertible senior notes which bear interest at a weighted-average rate of 4.25% per annum. We have assumed principal repayments on January 15, 2021 and April 15, 2023, the contractual maturity dates of the notes.

(3)
Amounts include minimum principal and fixed and floating rate interest obligations through the original maturity date of the secured financing on some investments. Certain loans require principal curtailment based upon cash flow from the collateral loans, after payment of certain loan servicing fees and monthly interest. We have estimated the timing of future principal payments based on estimated future cash flows of the underlying loan portfolios.

(4)
In connection with certain operating properties acquired during 2014, we assumed certain noncancelable operating ground leases as lessee or sublessee. The amounts represent minimum future base rent commitments under such ground leases through the contractual lease expiration date before the impact of extension options, exclusive of contingent rent payments on certain leases.

The table does not reflect amounts due under our derivative instruments as those contracts do not have fixed and determinable payments.
Pursuant to the operating agreements of certain unconsolidated joint ventures, the joint venture partners may be required to fund additional amounts for future investments, unfunded lending commitments, ordinary operating costs, guaranties or commitments of the joint ventures. As of December 31, 2014, our share of those commitments was $314.7 million.

We may be required to fund additional amounts to borrowers pursuant to certain loan agreements. As of December 31, 2014, we had combined unfunded lending commitments of $110.0 million, net of the portion pertaining to noncontrolling interests.
In connection with the acquisition of a light industrial portfolio and operating platform on December 18, 2014, we, together with 37% third-party limited partners, have committed to fund additional amounts for future real estate acquisitions and operating costs through ColFin Industrial Partnership. As of December 31, 2014, our share of such unfunded commitment was $246.1 million.
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

Common Stock—Our board of directors declared the following dividends in 2014:

Quarter Ended	Dividends Declared per Share	Date Paid
March 31, 2014	$0.35	April 15, 2014
June 30, 2014	$0.36	July 15, 2014
September 30, 2014	$0.36	October 15, 2014
December 31, 2014	$0.37	January 15, 2015
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
Cash and Cash Flows
As of February 25, 2015, we had approximately $58 million of cash on hand.
The following table summarizes our cash flow activity for the periods presented:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Net cash provided by operating activities	$132,759	$125,289	70,218
Net cash used in investing activities	(2,874,771)	(1,313,220)	(425,169)
Net cash provided by financing activities	2,841,764	1,060,738	521,278
Operating Activities
For the year ended December 31, 2014, cash flows from operating activities increased $7.5 million, or 6.0%, compared to 2013. For the year ended December 31, 2013, cash flows from operating activities increased $55.1 million, or 78%, compared to 2012. The increases reflect the growth our investment portfolio. Cash flows from operating activities are primarily distributions of earnings from unconsolidated joint ventures and interest received from our investments in loans, partially offset by payment of operating expenses.
Investing Activities
Net cash used in investing activities for all periods presented reflect our investing activity. Cash outlays for our contributions to unconsolidated joint ventures and for investments in loans and real estate assets during the periods are partially offset by distributions of capital from unconsolidated joint ventures resulting from principal repayments, loan resolutions and financing activities. Cash provided by investing activities also includes principal repayments of loans held for investment. We invested approximately $3.7 billion, $1.7 billion and $641 million, primarily in new investments, during the years ended December 31, 2014, 2013 and 2012, respectively. Approximately $1.6 billion was for the Light Industrial Portfolio acquisition in December 2014.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2014 reflects net proceeds of $83.4 million from our preferred stock offering, $717.1 million from our common stock offerings, $394.6 million from issuance of convertible senior notes, $1.6 billion net borrowing on secured financing, $25.5 million of net borrowings on our credit facility and contributions from noncontrolling interests of $344.5 million. Approximately $1.1 billion was financing proceeds for our Light Industrial Portfolio acquisition in December 2014. These amounts were offset by $155.3 million payment of dividends, $36.4 million payment of deferred financing costs and $128.3 million distributions to noncontrolling interests. Net cash provided by financing activities for the year ended December 31, 2013 reflects net proceeds of $475 million from our common stock offering, $194 million from issuance of convertible senior notes, $138.5 million net borrowings on our credit facility, $169.4 million net borrowings on secured financing, and contributions from noncontrolling interests of $256.6 million. These amounts were offset by $111.3 million payment of dividends and $52.7 million distributions to noncontrolling interests.
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
Credit Facility
Our credit facility (the “JPM Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent, and certain lenders provides a secured revolving credit facility in the maximum principal amount of $645 million which may be increased to $800 million, subject to certain conditions, including each lender or substitute lender agreeing to provide commitments for such increased amount. The initial maturity of the JPM Credit Agreement is August 5, 2016, and any amounts outstanding upon maturity will convert automatically to a fully amortizing 2-year term loan payable in quarterly installments. In the event of such conversions, the term loan will continue to bear interest at the same rate as the revolving loans from which it was converted.
The maximum amount available to borrow under the JPM Credit Agreement at any time is limited by a borrowing base of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of net book value or a multiple of Core Earnings (as further described under “—Non-GAAP Supplemental Financial Measure: Core Earnings"). As of February 25, 2015, the borrowing base valuation was sufficient to permit borrowings of up to the entire $645 million commitment, of which $365.8 million had been drawn.
The JPM Credit Agreement contains covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. At December 31, 2014, we were in compliance with all debt covenants. The following table summarizes the key financial covenants and our actual results as of and for the three months ended December 31, 2014:

		Actual Level
($ in thousands)	Covenant Level	12/31/2014
Financial covenant as defined in the Credit Agreement:
Consolidated Tangible Net Worth	Minimum $1,926,956	$2,270,656
Consolidated Fixed Charge Coverage Ratio	Minimum 1.50 to 1.0	3.37 to 1.0
Consolidated Leverage Ratio	Maximum 0.65 to 1.0	0.38 to 1.0
Liquidity	Minimum $5,000	$597,936

Repurchase Facility
In February 2014, we entered into the Repurchase Facility which provides up to $150 million of financing for eligible assets within the Transitional CRE Lending Platform. The Repurchase Facility has an initial term of two years, plus a one-year extension option. Advances under the Repurchase Facility bear interest ranging from LIBOR plus a spread of 2.25% to 2.5%, with a maximum loan-to-value ratio on advances of 40% to 60% depending on the type of borrowing. During the year ended December 31, 2014, we made draws on the Repurchase Facility to finance 14 non-securitized variable rate loans originated within the Transitional CRE Lending Platform. The draws provided $178.6 million of financing on loans with an aggregate unpaid principal balance of $312.9 million. Approximately $93.1 million was repaid with securitization proceeds. As of February 25, 2015, $31.6 million was available to be drawn on the Repurchase Facility.
Investment-Level Financing
We have various forms of investment-level financing from commercial banks on several of our investments, including several loan portfolios, Light Industrial Portfolio, Midwest NNN Office Campus, the Hotel Portfolio, Hawaii Luxury Resort and CAH OP. The Hotel Portfolio we acquired through foreclosure is subject to an existing mortgage loan.
On April 10, 2014, we transferred eleven variable rate commercial mortgage loans originated within our Transitional CRE Lending Platform into a newly formed indirect wholly-owned subsidiary, Colony Mortgage Capital Series 2014-FL1, Ltd. (the “FL1 Issuer”). The FL1 Issuer issued several classes of secured notes and income notes (the “2014-FL1 Notes”). The secured 2014-FL1 Notes are secured by all of the assets of the FL1 Issuer. In connection with the securitization, the FL1 Issuer offered and sold to third parties the four most senior classes of the 2014-FL1 Notes (collectively, the "Offered Notes”) with an aggregate principal balance of approximately $126.2 million and a weighted average coupon of LIBOR plus 1.78%. The proceeds from the sale of the Offered Notes, net of securitization costs, were approximately $122.3 million. The retained $64.3 million subordinate position, together with an additional $15 million of committed and invested affiliated loans held outside the trust totaling $79 million, yields a blended rate of LIBOR plus 14%, before fees and expenses.

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
On October 30, 2014, we transferred 298 performing first mortgage loans in the Fannie Mae Portfolio and the MF1 Loan Portfolio with a combined $316 million UPB into a securitization trust. The securitization trust issued several classes of certificates of which the most senior class of certificates was sold to third party investors at par and a fixed rate of 2.54% for gross proceeds of $217 million. We retained the remaining classes of certificates, which may be sold in the future at our discretion.
On November 25, 2014, we transferred another fifteen variable rate commercial mortgage loans originated within the Transitional CRE Lending Platform with an aggregate UPB of $307.6 million as of December 31, 2014 into a newly formed indirect wholly-owned subsidiary, Colony Mortgage Capital Series 2014-FL2, Ltd. (the “FL2 Issuer”). The FL2 Issuer issued several classes of secured notes and income notes (the "2014-FL2 Notes"). All of the assets of the FL2 Issuer serve as collateral for the secured 2014-FL2 Notes. In connection with the securitization, the FL2 Issuer offered the following four most senior classes of the 2014-FL2 Notes: Class A, Class B, Class C and Class D Notes (collectively, the "FL2 Offered Notes") and sold Class A, Class B and Class D Notes, as well as a portion of Class C Notes, to third parties with an aggregate principal balance of approximately $197.7 million and a weighted average coupon of LIBOR plus 1.96%. The proceeds from the sale of the FL2 Offered Notes, net of securitization costs and repayment of $93.1 million outstanding under the Repurchase Facility, were approximately $101.6 million. The remaining Class C Notes were sold in January 2015.
In connection with the acquisition of the portfolio of light industrial real estate assets and operating platform from Cobalt Capital Partners, L.P. and its affiliates on December 18, 2014, we obtained a $1.13 billion mortgage loan, of which $1.09 billion was drawn, from a financial institution. This loan is secured by the acquired real estate portfolio, has an initial term of 2 years, plus three 1-year extension options, and bears interest at one-month LIBOR plus 2.25%. The interest rate will increase to LIBOR plus 2.5% after the fourth anniversary date. The loan requires interest-only monthly payments, plus a 0.05% administration fee, until maturity.
Also in connection with the acquisition of the light industrial portfolio and operating platform on December 18, 2014, we issued an unsecured note in the amount of $10 million to Cobalt Capital Management, L.P., an affiliate of Cobalt Capital Partners, L.P. and a service provider that will continue to manage the light industrial portfolio and its day-to-day operations. The note will mature on the third anniversary of the date of acquisition and one-third of the initial principal amount of the note is required to be repaid on each of the first, second and third anniversaries of the date of acquisition (each, a “Payment Date”). Principal under the note shall be paid in either (a) shares of our common stock, or (b) OP Units, which are exchangeable for shares of our common stock. The interest on the note is payable in an amount equivalent to dividends paid on shares that would have been due had the holder held shares of our common stock in lieu of the note.
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
The following table summarizes our common stock offerings for the year ended December 31, 2014:

(In thousands, except per share data)	Number of Shares	Average Price per Share	Net Proceeds (1)
March 2014	14,950	21.90	327,115
July 2014	17,250	22.14	381,545
At-the-market sales in 2014	406	21.07	8,465
__________

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
Portions of adjustments to GAAP net income to reconcile to Core Earnings represent our proportionate share of such items incurred by our unconsolidated joint ventures. A reconciliation of our GAAP net income attributable to common stockholders to Core Earnings is presented below:

	Year Ended December 31,
(In thousands)	2014	2013	2012
GAAP net income attributable to common stockholders	$98,279	$80,345	$48,096
Adjustments to GAAP net income attributable to common stockholders to reconcile to Core Earnings:
Noncash equity compensation expense	10,801	4,283	6,133
Incentive fee	464	—	936
Depreciation and amortization expense, net of amounts attributable to noncontrolling interests	35,434	12,290	4,478
Net unrealized loss (gain) on derivatives	1,534	(280)	119
Core Earnings	$146,512	$96,638	$59,762

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.
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
The interest rate sensitivity table below illustrates the projected impact of changes in interest rates in 1% increments on our net income for twelve months, assuming no changes in our interest-bearing assets and liabilities mix as it stood at December 31, 2014. Our floating rate loans and borrowings are predominantly indexed to 1-Month LIBOR. The maximum decrease in the interest rates is assumed to be 0.16%, the actual 1-Month LIBOR at December 31, 2014.

(Amounts in thousands)
Affected Line Item in the Consolidated Statement of Operations	+2.00%	+1.00%	-0.16%
Equity in income of unconsolidated joint ventures	$(9,749)	$(4,874)	$311
Interest income	22,850	11,425	(1,709)
Interest expense	(36,645)	(18,323)	2,996
Net (loss) income	(23,544)	(11,772)	1,598
Net (loss) income attributable to noncontrolling interests	(5,285)	(2,643)	444
Net (loss) income attributable to Colony Financial, Inc.	$(18,259)	$(9,129)	$1,154

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
Currency Risk
We have foreign currency rate exposures related to our Euro- and British Pound-denominated investments. Changes in currency rates can adversely affect the fair values and earnings of our non-U.S. holdings. As of December 31, 2014, we had approximately €315.9 million and £128.0 million, or $581.7 million, in European investments. A 1% change in the exchange rate would result in a $5.8 million increase or decrease in translation gain or loss on our investments in unconsolidated joint ventures and loan investments. We mitigate this risk by utilizing currency instruments to hedge the capital portion of our foreign currency risk. The types of hedging instruments that we employed on our European investments were forwards and costless collars (buying a protective put while writing an out-of-the-money covered call with a strike price at which the premium received is equal to the premium of the protective put purchased) which involved no initial capital outlay. The puts were structured with strike prices approximately 10% lower than our cost basis in such investments, thereby limiting any Euro or British Pound related foreign exchange fluctuations to approximately 10% of the original capital invested in the deal. At December 31, 2014, net tax-effected accumulated foreign exchange loss on the European investments was approximately $28.8 million, net of effect of hedging.
At December 31, 2014, the total notional amounts of the Euro and British Pound collars were approximately €180.6 million and £71.1 million, respectively, with termination dates ranging from July 2015 to December 2019, and the total notional amounts of the Euro and British Pound forward exchange contracts were €80.1 million and £36.0 million, respectively, with termination dates of January 2015 to July 2018, respectively. The maturity dates of such instruments approximate the projected dates of related cash flows for specific investments. Termination or maturity of currency hedging instruments may result in an obligation for payment to or from the counterparty to the hedging agreement. We are exposed to credit loss in the event of non-performance by counterparties for these contracts. To manage this risk, we select major international banks and financial institutions as counterparties and perform a quarterly review of the financial health and stability of our trading counterparties. Based on our review as of December 31, 2014, we do not expect any counterparty to default on its obligations.
The following table summarizes our foreign currency risk exposure related to our European investments that are denominated in Euro and British Pound, along with the aggregate notional amount of the net investment hedges in place as of December 31, 2014:

(Amounts in thousands)
Carrying Value of European Investments	Local Currency	Type of Foreign Exchange Contracts	Notional Amount of Net Investment Hedges	Expiration Date
€315,900	EUR	Forwards and collars	€260,725	January 2015 to December 2019
£128,000	GBP	Forwards and collars	£107,100	March 2015 to September 2019
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

ITEM 8.    Financial Statements and Supplementary Data.
The financial statements and the supplementary financial data required by this item appear in Item 15: Exhibits and Financial Statement Schedules.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

ITEM 9A. Controls and Procedures.
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
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2014.
Changes in Internal Control over Financial Reporting
The Company acquired the Light Industrial Portfolio on December 18, 2014. Management is currently evaluating the policies, processes, systems and operations for the Light Industrial Portfolio.
Except as described above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, we evaluated the effectiveness of our internal control over financial reporting using the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992. Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Light Industrial Portfolio, which is included in our 2014 consolidated financial statements and constituted $1.682 billion and $562 million of total assets and net assets, respectively, as of December 31, 2014, and $5.4 million and $5.5 million of revenues and net loss attributable to the Company, respectively, for the year then ended. Based on our evaluation, except as it relates to the Light Industrial Portfolio, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.
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
We have audited Colony Financial, Inc.’s (the "Company") internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Colony Financial, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the light industrial portfolio and operating platform acquired from Cobalt Capital Partners, L.P. and its affiliates, which is included in the 2014 consolidated financial statements of Colony Financial, Inc. and constituted $1.682 billion and $562 million of total assets and net assets, respectively, as of December 31, 2014 and $5.4 million and $5.5 million of revenues and net loss attributable to the Company, respectively, for the year then ended. Our audit of internal control over financial reporting of Colony Financial, Inc. also did not include an evaluation of the internal control over financial reporting of the light industrial portfolio and operating platform.
In our opinion, Colony Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Colony Financial, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2014, and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
February 27, 2015

ITEM 9B. Other Information.
None.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance.
The information required by Item 10 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2014.

ITEM 11. Executive Compensation.
The information required by Item 11 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2014.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by Item 12 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2014.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by Item 13 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2014.

ITEM 14. Principal Accountant Fees and Services.
The information required by Item 14 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2014.

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

We have audited the accompanying consolidated balance sheets of Colony Financial, Inc. (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Colony Financial, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Colony Financial, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
February 27, 2015

COLONY FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2014	2013
ASSETS
Cash	$141,936	$43,167
Loans held for investment, net ($807,761 and $0 related to consolidated VIEs, respectively)	2,131,134	1,028,654
Real estate assets, net	1,643,997	112,468
Investments in unconsolidated joint ventures	1,646,977	1,369,529
Intangible assets, net	126,060	9,972
Other assets ($50,074 and $0 related to consolidated VIEs, respectively)	181,744	64,762
Total assets	$5,871,848	$2,628,552
LIABILITIES AND EQUITY
Liabilities:
Line of credit	$164,000	$138,500
Debt ($537,268 and $0 related to consolidated VIEs, respectively)	1,979,665	277,607
Accrued and other liabilities ($38,443 and $0 related to consolidated VIEs, respectively)	128,119	18,105
Due to affiliates	12,236	7,986
Dividends payable	47,537	32,127
Convertible senior notes	604,498	200,000
Total liabilities	2,936,055	674,325
Commitments and contingencies (Note 17)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 50,000 shares authorized:
8.5% Series A, Cumulative Redeemable Perpetual, $252,000 liquidation preference, 10,080 shares issued and outstanding	101	101
7.5% Series B, Cumulative Redeemable Perpetual, $86,250 liquidation preference, 3,450 and 0 shares issued and outstanding, respectively	34	—
Common stock, $0.01 par value, 450,000 shares authorized, 109,634 and 76,492 shares issued and outstanding, respectively	1,096	765
Additional paid-in capital	2,512,743	1,701,274
Distributions in excess of earnings	(68,003)	(20,423)
Accumulated other comprehensive (loss) income	(28,491)	2,593
Total stockholders’ equity	2,417,480	1,684,310
Noncontrolling interests	518,313	269,917
Total equity	2,935,793	1,954,227
Total liabilities and equity	$5,871,848	$2,628,552
The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Income
Interest income	$204,361	$81,035	$37,253
Rental income and tenant reimbursements	20,962	789	—
Equity in income of unconsolidated joint ventures	73,829	100,708	68,737
Other income (including $812, $1,267, and $1,973 from affiliates, respectively)	1,497	1,267	1,973
Total income	300,649	183,799	107,963
Expenses
Management fees (including $10,384, $3,998, and $5,714 of share-based compensation, respectively)	43,133	26,263	18,982
Investment and servicing expenses (including $2,846, $1,771, and $1,657 reimbursable to affiliates, respectively)	5,811	3,228	2,977
Transaction costs	21,096	1,807	—
Interest expense	48,365	18,838	8,248
Property operating expenses	5,563	197	—
Depreciation and amortization	9,177	310	—
Administrative expenses (including $5,079, $3,073, and $2,460 reimbursable to affiliates, respectively)	11,408	7,548	6,346
Total expenses	144,553	58,191	36,553
Other gain (loss), net	1,216	974	(1,040)
Income before income taxes	157,312	126,582	70,370
Income tax (benefit) provision	(2,399)	659	2,165
Net income	159,711	125,923	68,205
Net income attributable to noncontrolling interests	36,562	24,158	6,194
Net income attributable to Colony Financial, Inc.	123,149	101,765	62,011
Preferred dividends	24,870	21,420	13,915
Net income attributable to common stockholders	$98,279	$80,345	$48,096
Net income per common share:
Basic	$1.01	$1.20	$1.33
Diluted	$1.01	$1.20	$1.32
Weighted average number of common shares outstanding:
Basic	96,694	66,182	35,926
Diluted	96,699	66,182	35,943
The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$159,711	$125,923	$68,205
Other comprehensive (loss) income, net of tax:
Equity in other comprehensive (loss) income of unconsolidated joint ventures, net	(3,170)	(3,107)	7,144
Unrealized (loss) gain on beneficial interests in debt securities	(327)	(554)	267
Net change in fair value of cash flow hedges	(127)	(27)	—
Foreign currency translation adjustments:
Foreign currency translation adjustment (loss) gain	(58,792)	5,599	1,261
Change in fair value of net investment hedges	26,985	(3,828)	(1,149)
Net foreign currency translation adjustments	(31,807)	1,771	112
Other comprehensive (loss) income	(35,431)	(1,917)	7,523
Comprehensive income	124,280	124,006	75,728
Comprehensive income attributable to noncontrolling interests	32,215	24,832	6,203
Comprehensive income attributable to stockholders	$92,065	$99,174	$69,525
The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained (Distributions in Excess of) Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2011	—	$—	32,625	$326	$599,470	$5,510	$(2,330)	$602,976	$10,514	$613,490
Net income	—	—	—	—	—	62,011	—	62,011	6,194	68,205
Other comprehensive income	—	—	—	—	—	—	7,514	7,514	9	7,523
Issuance of 8.5% Series A Cumulative Redeemable Perpetual Preferred Stock	10,080	101	—	—	254,477	—	—	254,578	—	254,578
Common stock offerings	—	—	19,550	196	370,806	—	—	371,002	—	371,002
Underwriter discount and offering costs	—	—	—	—	(9,392)	—	—	(9,392)	—	(9,392)
Issuance of common stock for incentive fees	—	—	66	1	1,196	—	—	1,197	—	1,197
Share-based payments	—	—	851	8	6,125	—	—	6,133	—	6,133
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	54,963	54,963
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(11,981)	(11,981)
Preferred stock dividends	—	—	—	—	—	(14,328)	—	(14,328)	—	(14,328)
Common stock dividends declared ($1.44 per share)	—	—	—	—	—	(58,360)	—	(58,360)	—	(58,360)
Balance at December 31, 2012	10,080	101	53,092	531	1,222,682	(5,167)	5,184	1,223,331	59,699	1,283,030
Net income	—	—	—	—	—	101,765	—	101,765	24,158	125,923
Other comprehensive (loss) income	—	—	—	—	—	—	(2,591)	(2,591)	674	(1,917)
Common stock offerings	—	—	23,402	234	475,368	—	—	475,602	—	475,602
Underwriter discount and offering costs	—	—	—	—	(1,059)	—	—	(1,059)	—	(1,059)
Share-based payments	—	—	(2)	—	4,283	—	—	4,283	—	4,283
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	256,589	256,589
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(71,203)	(71,203)
Preferred stock dividends	—	—	—	—	—	(21,420)	—	(21,420)	—	(21,420)
Common stock dividends declared ($1.40 per share)	—	—	—	—	—	(95,601)	—	(95,601)	—	(95,601)
Balance at December 31, 2013	10,080	101	76,492	765	1,701,274	(20,423)	2,593	1,684,310	269,917	1,954,227
Net income	—	—	—	—	—	123,149	—	123,149	36,562	159,711
Other comprehensive loss	—	—	—	—	—	—	(31,084)	(31,084)	(4,347)	(35,431)
Issuance of 7.5% Series B Cumulative Redeemable Perpetual Preferred Stock	3,450	34	—	—	86,216	—	—	86,250	—	86,250
Common stock offerings	—	—	32,606	326	717,544	—	—	717,870	—	717,870
Underwriter discount and offering costs	—	—	—	—	(3,551)	—	—	(3,551)	—	(3,551)
Issuance of common stock for incentive fees	—	—	21	—	464	—	—	464	—	464
Share-based payments	—	—	515	5	10,796	—	—	10,801	—	10,801
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	344,506	344,506
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(128,325)	(128,325)
Preferred stock dividends	—	—	—	—	—	(25,122)	—	(25,122)	—	(25,122)
Common stock dividends declared ($1.44 per share)	—	—	—	—	—	(145,607)	—	(145,607)	—	(145,607)
Balance at December 31, 2014	13,530	$135	109,634	$1,096	$2,512,743	$(68,003)	$(28,491)	$2,417,480	$518,313	$2,935,793
The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities
Net income	$159,711	$125,923	$68,205
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discount and net origination fees on purchased and originated loans	(69,443)	(13,069)	(4,464)
Paid-in-kind interest added to loan principal	(2,796)	(218)	(851)
Amortization of deferred financing costs	6,590	3,017	2,152
Equity in income of unconsolidated joint ventures	(73,829)	(100,708)	(68,737)
Distributions of income from unconsolidated joint ventures	74,948	101,874	64,839
Depreciation and amortization	9,177	310	—
Share-based payments	11,265	4,283	7,330
Changes in operating assets and liabilities:
Increase in other assets	(12,431)	(6,917)	(2,914)
Increase in accrued and other liabilities	25,635	8,049	2,148
Increase in due to affiliates	4,250	3,002	1,196
Other adjustments, net	(318)	(257)	1,314
Net cash provided by operating activities	132,759	125,289	70,218
Cash Flows from Investing Activities
Contributions to unconsolidated joint ventures	(458,881)	(672,338)	(528,347)
Distributions from unconsolidated joint ventures	150,788	177,287	136,496
Investments in purchased loans receivable, net of seller financing	(412,152)	(340,563)	(56,427)
Repayments of loans receivable	673,815	109,643	48,892
Net disbursements on originated loans	(1,241,046)	(535,940)	(56,000)
Proceeds from sales of loans receivable	—	71,298	30,159
Acquisition of real estate and related intangible assets, net	(1,618,069)	(122,750)	—
Proceeds from repayment of beneficial interests in debt securities	28,000	—	—
Other investing activities, net	2,774	143	58
Net cash used in investing activities	(2,874,771)	(1,313,220)	(425,169)
Cash Flows from Financing Activities
Proceeds from issuance of preferred stock, net	83,533	—	246,559
Proceeds from issuance of common stock, net	717,870	475,190	371,002
Dividends paid to preferred stockholders	(23,504)	(21,420)	(9,326)
Dividends paid to common stockholders	(131,815)	(89,916)	(48,367)
Line of credit borrowings	1,130,800	514,000	133,500
Line of credit repayments	(1,105,300)	(375,500)	(202,500)
Proceeds from secured financing	1,808,505	203,000	—
Secured financing repayments	(198,775)	(33,560)	(9,202)
Escrow deposits for financing	(11,153)	—	—
Net proceeds from issuance of convertible senior notes	394,593	194,000	—
Payment of deferred financing costs	(36,355)	(6,011)	(1,772)
Payment of offering costs	(834)	(944)	(922)
Contributions from noncontrolling interests	344,506	256,589	54,963
Distributions to noncontrolling interests	(128,325)	(52,703)	(11,981)
Other financing activities, net	(1,982)	(1,987)	(676)
Net cash provided by financing activities	2,841,764	1,060,738	521,278
Effect of exchange rates on cash	(983)	161	—
Net increase (decrease) in cash	98,769	(127,032)	166,327
Cash, beginning of period	43,167	170,199	3,872
Cash, end of period	$141,936	$43,167	$170,199

COLONY FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Year Ended December 31,
	2014	2013	2012
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$33,470	$13,558	$5,667
Cash paid for income taxes	$2,188	$2,294	$4,930
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends payable	$47,537	$32,127	$26,442
Seller-provided secured financing on purchased loans	$82,328	$—	$103,524
Deferred financing costs deducted from convertible debt issuance proceeds	$10,063	$6,000	$—
Accrued and other liabilities assumed in connection with operating property acquisitions, net of cash assumed	$10,781	$—	$—
Unsecured note issued in connection with acquisition	$10,000	$—	$—
Interest reserve for seller financing returned to borrower upon resolution of underlying collateral loan	$2,670	$—	$—
Noncash distribution of loan receivable to a noncontrolling interest	$—	$18,500	$—
Proceeds from settlement of a derivative instruments in other assets	$—	$1,736	$—
Interest reserve for seller financing funded by borrower of purchased loan	$—	$—	$9,984
Assignment of loans receivable and related liabilities to investment in unconsolidated joint ventures	$—	$—	$29,427
Offering costs included in accrued and other liabilities	$—	$—	$297
The accompanying notes are an integral part of these consolidated financial statements.

COLONY FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

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
In December 2014, the Company and Colony Capital entered into definitive agreements providing for the acquisition by the Company of substantially all of the real estate investment management businesses and operations of Colony Capital (the “Combination”). Upon consummation of the Combination, Colony Capital's management and investment teams will become employed by the Company and the Company will become a self-managed REIT. The consideration for the Combination will be paid primarily in shares of the Company's common stock and units of membership interest ("OP Units") in a subsidiary of the Company, as more fully described in Note 14. The Combination is subject to a number of conditions, including the approval of the Company's stockholders.

2. Significant Accounting Policies
The significant accounting policies of the Company are described below. The accounting policies of the Company's unconsolidated joint ventures are substantially similar to those of the Company.
Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounts of the Company and its controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated. The portions of the equity, net income and other comprehensive income of consolidated subsidiaries that are not attributable to the parent are presented separately as amounts attributable to noncontrolling interests in the consolidated financial statements. A substantial portion of noncontrolling interests represent interests held by private investment funds or other investment vehicles managed by Colony Capital or its affiliates ("Co-Investment Funds").
The Company consolidates entities in which it retains a controlling financial interest or entities that meet the definition of a variable interest entity (“VIE”) for which the Company is deemed to be the primary beneficiary. In performing its analysis of whether it is the primary beneficiary, at initial investment and at each quarterly reporting period, the Company considers whether it individually has the power to direct the activities of the VIE that most significantly affect the entity’s performance and also has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The Company also considers whether it is a member of a related party group that collectively meets the power and benefits criteria and, if so, whether the Company is most closely associated with the VIE. In making that determination, the Company considers both qualitative and quantitative factors, including, but not limited to: the amount and characteristics of its investment relative to other investors; the obligation or likelihood for the Company or other investors to fund operating losses of the VIE; the Company’s and the other investors’ ability to control or significantly influence key decisions for the VIE, and the similarity and significance of the VIE’s business activities to those of the Company and the other investors. The determination of whether an entity is a VIE, and whether the Company is the primary beneficiary, involves significant judgment, including the determination of which activities most significantly affect the entities’ performance, estimates about the current and future fair values and performance of assets held by the VIE and/or general market conditions.
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

Cash and Cash Equivalents
For purposes of reporting cash flows, the Company considers short-term, highly liquid investments with original maturities of three months or less to be cash equivalents. The Company did not have any cash equivalents at December 31, 2014 and 2013. The Company maintains its cash accounts in a number of commercial banks. At various times during the year, the Company had deposits in excess of federally insured limits.
Business Combinations
The Company evaluates each purchase transaction to determine whether the acquired assets meet the definition of a business. Transaction costs related to acquisitions that are not deemed to be businesses are included in the cost basis of the acquired assets, while transaction costs related to acquisitions that are deemed to be businesses are expensed as incurred. Net cash paid to acquire operating properties or businesses is classified as investing activities on the accompanying statements of cash flows.
The Company accounts for business combinations by applying the acquisition method, which requires that it recognize and measure the identifiable assets acquired, liabilities assumed and noncontrolling interests at their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets and liabilities.
Real estate acquisitions are recorded at the fair values of the acquired components at the time of acquisition, allocated among land, building, improvements, equipment, lease-related tangible and identifiable intangible assets and liabilities, such as tenant improvements, deferred leasing costs, in-place lease values, above- and below-market lease values.
The estimated fair value of acquired land is derived from recent comparable sales of land and listings within the same local region based on available market data. The estimated fair value of acquired buildings and building improvements is derived from comparable sales, discounted cash flow analysis using market-based assumptions, or replacement cost, as appropriate. The fair value of site and tenant improvements is estimated based upon current market replacement costs and other relevant market rate information.
In-place leases generate value over and above the tangible real estate because a property that is occupied with leased space is typically worth more than a vacant building without an operating lease contract in place. The estimated fair value of acquired in-place leases is derived based on management's assessment of lost rental income and tenant reimbursements that would be incurred to lease a hypothetically vacant building to its actual existing occupancy level on the valuation date. The net amount recorded for acquired in-place leases is included in intangible assets on the accompanying balance sheets and amortized on a straight-line basis as an increase to depreciation and amortization expense over the remaining term of the applicable leases.
The estimated fair value of the above- or below-market component of acquired leases represents the present value of the difference between contractual rents of acquired leases and market rents at the time of the acquisition, discounted for tenant credit risks. Above- or below-market operating lease values are amortized on a straight-line basis as a decrease or increase to rental income, respectively, over the applicable lease terms. Above- or below-market ground lease obligations are amortized on a straight-line basis as a decrease or increase to rent expense, respectively, over the applicable lease terms.
In-place leasing costs represent management's estimation of the avoided leasing commissions and legal fees associated with an existing in-place lease. The net amount is included in intangible assets on the accompanying balance sheets and amortized on a straight-line basis as an increase to depreciation and amortization expense over the remaining term of the applicable lease.
Fair values of these components generally rely on Level 2 or Level 3 inputs of the fair value hierarchy (see —Fair Value Measurement).
Goodwill is allocated to reporting units for purposes of evaluating whether goodwill is impaired. The Company tests goodwill for impairment at the reporting unit level at least on an annual basis, or more frequently if events or changes in circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. Goodwill impairment tests require judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit.
Loans Receivable
The Company originates and purchases loans receivable. Originated loans are recorded at amortized cost, or the outstanding unpaid principal balance (“UPB”) less net deferred loan fees. Net deferred loan fees include unamortized origination and other fees charged to the borrower less direct incremental loan origination costs incurred by the Company. Purchased loans are recorded at amortized cost, or the UPB less unamortized purchase discount. Costs to purchase loans are expensed as incurred. Interest income is recognized based upon the contractual rate and the outstanding principal balance of the loans. Purchase discount or net deferred loan fees are amortized over the expected life of the loans using the effective yield method except on revolving loans, for which the straight-line method is used. When a loan is prepaid, prepayment fees and any excess of proceeds over the carrying amount of the loan are recognized as additional interest income. Loans that the Company has the intent and ability to hold for the foreseeable future are classified as held-for-investment.
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
Purchased Credit-Impaired ("PCI") Loans—PCI loans are acquired loans with evidence of credit quality deterioration since origination for which it is probable at acquisition that the Company will collect less than the contractually required payments. PCI loans are recorded at the initial investment in the loans and accreted to the estimated cash flows expected to be collected measured at acquisition date. The excess of cash flows expected to be collected measured at acquisition date over the initial investment (“accretable yield”) is recognized in interest income over the remaining life of the loan using the effective interest method. The excess of contractually required payments at the acquisition date over expected cash flows (“nonaccretable difference”) is not recognized as an adjustment of yield, loss accrual or valuation allowance. The Company evaluates estimated future cash flows on a quarterly basis, starting with the first full quarter after acquisition, or earlier if conditions indicating impairment are present. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment to the loan’s accretable yield over its remaining life, which may result in a reclassification from nonaccretable difference to accretable yield. Subsequent decreases in cash flows expected to be collected are evaluated to determine whether a provision for loan loss should be established. If decreases in expected cash flows result in a decrease in the estimated fair value of the loan below its amortized cost, the Company records a provision for loan losses calculated as the difference between the loan’s amortized cost and the revised cash flows, discounted at the loan’s effective yield.
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
Acquisition, Development and Construction ("ADC") Loan Arrangements—The Company provides loans to third party developers for the acquisition, development and construction of real estate. Under an ADC arrangement, the Company participates in the expected residual profits of the project through the sale, refinancing or other use of the property. The

Company evaluates the characteristics of each ADC arrangement including its risks and rewards to determine whether they are more similar to those associated with a loan or an investment in real estate. ADC arrangements with characteristics implying loan classification are presented as loans receivable and result in the recognition of interest income. ADC arrangements with characteristics implying real estate joint ventures are presented as investments in unconsolidated joint ventures and are accounted for using the equity method. The classification of each ADC arrangement as either loan receivable or real estate joint venture involves significant judgment and relies on various factors, including market conditions, amount and timing of expected residual profits, credit enhancements in the form of guaranties, estimated fair value of the collateral, significance of borrower equity in the project, among others. The classification of ADC arrangements is performed at inception, and periodically reassessed when significant changes occur in the circumstances or conditions described above.
Investment in Real Estate
Real estate assets are stated at historical cost less accumulated depreciation.
Expenditures for ordinary repairs and maintenance are expensed as incurred, while expenditures for significant renovations that improve or extend the useful life of the asset are capitalized and depreciated over their estimated useful lives.
Depreciation—Depreciation is computed on the straight-line basis over the estimated useful lives of the assets, which generally range from 7 to 40 years for buildings and improvements and 5 to 15 years for furniture, fixtures and equipment. Tenant improvements are amortized over the shorter of the remaining lease term or the estimated useful life. Land is not depreciated.
Real Estate Acquired in Settlement of Loans—Real estate acquired in full or partial settlement of loans ("real estate owned," or "REO") is measured at fair value. If the property meets the GAAP definition of a held for sale property, fair value is reduce by estimated costs to sell. REO property that is classified as held for sale is not depreciated during the holding period. If the Company intends to operate the property, the fair value is allocated among the acquired assets. The difference between the carrying value of the loan and the fair value of the foreclosed asset is recognized in the statement of operations, after reversing any previously recognized provision on the loan. The fair value of REO is generally based on a third party appraisal or on a combination of appraised value, broker price opinions and comparable sales.
Real Estate Held for Sale—The Company classifies real estate asset as held for sale in the period when (i) management approves a plan to sell the asset that is available for immediate sale in its present condition subject only to usual and customary terms, (ii) a program is initiated to actively locate a buyer and market the asset for sale at a reasonable price, and (iii) completion of the sale is probable within one year. Real estate held for sale is stated at the lower of its carrying amount or estimated fair value less disposal costs. Depreciation is not recorded on assets classified as held for sale. As of December 31, 2014, the Company had $23.9 million in real estate assets that were held for sale in its light industrial portfolio segment.
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
Investments in Unconsolidated Joint Ventures
The Company holds ownership interests in certain joint ventures with the Co-Investment Funds or other unaffiliated investors . The Company evaluates its interest in these entities to determine whether they meet the definition of a VIE and whether the Company should consolidate these entities. In each case, the Company has determined that (1) the entity is not a VIE and the Company does not have a controlling financial interest, or (2) the entity is a VIE but the Company is not the primary beneficiary. Since the Company may not consolidate these entities but has significant influence over operating and financial policies, it accounts for its investments in unconsolidated joint ventures using the equity method. Under the equity method, the Company initially records its investments at cost and subsequently recognizes the Company’s share of net earnings or losses and other comprehensive income or loss, cash contributions made and distributions received, and other adjustments, as appropriate. Allocations of net income or loss may be subject to preferred returns or allocation formulas defined in operating agreements and may not be according to percentage interests of the venturers. Distributions of operating profit from the joint ventures are reported as part of operating cash flows. Distributions related to a capital transaction, such as a refinancing transaction or sale, are reported as investing activities. The Company records its proportionate share of income from certain investments in unconsolidated joint ventures one to three months in arrears.

The Company performs a quarterly evaluation of its investments in unconsolidated joint ventures to determine whether the fair value of each investment is less than the carrying value, and, if such decrease in value is deemed to be other-than-temporary, writes down the investment to fair value.
Investments in Debt and Equity Securities
The Company designates debt and equity securities as held-to-maturity, available-for-sale, or trading depending upon its intent at the time of acquisition. Available-for-sale securities are presented at fair value. Unrealized gains or losses on available-for-sale securities are included as a component of other comprehensive income or loss. Premiums or discounts on acquired debt securities are amortized or accreted into income using the effective interest method over the expected lives of the individual securities. The Company performs a quarterly assessment of its debt and equity securities to determine whether a decline in fair value below amortized cost is other than temporary. Other-than-temporary impairment exists when it is probable that the Company will be unable to recover the entire amortized cost basis of the security. If the decline in fair value is deemed to be other than temporary, the security is written down to fair value which becomes the new cost basis and an impairment loss is recognized.
Other Assets
Other assets include the fair value of derivative instruments, deferred financing costs, restricted cash, deferred tax assets, interest receivable and prepaid expenses.
Deferred Financing Costs—Costs incurred in connection with the Company's financing arrangements are recorded as deferred financing costs and included in other assets on the accompanying balance sheets. Deferred financing costs associated with the credit facility are amortized using the straight-line method over the expected term of the credit facility. Deferred financing costs associated with convertible senior notes, secured and unsecured financing, mortgage loans, commercial mortgage-backed securitization debt and repurchase facility are amortized using the effective interest method over the respective term of the financing.
Restricted Cash—Restricted cash primarily includes borrower escrow accounts and tenant security deposits, with a corresponding liability included in accrued and other liabilities, and escrow accounts for interest, property taxes, insurance and capital expenditure reserves required under secured financing agreements.
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
Debt
The Company's debt balance includes mortgage loans, loan-on-loan secured financing arrangements, unsecured note, commercial mortgage-backed securitization debt, repurchase facility and transfers of financial assets that are accounted for as financing transactions as they did not meet the criteria for treatment as sales (see Note 9). Discounts or premiums at the time of original debt issuance are amortized into interest expense using the effective interest method.
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

Foreign Currency Translation
The Company translates the assets and liabilities of its non-U.S. dollar functional currency investments and subsidiaries into U.S. dollars using exchange rates in effect at the balance sheet date. Income and expenses from these investments and subsidiaries are translated at the average rate of exchange prevailing during the period such income was earned or expenses were incurred. Translation adjustments resulting from changes in exchange rates are recorded as other comprehensive income or loss. Foreign currency transaction gains and losses from such investments and subsidiaries are recognized upon sale or upon complete or substantially complete liquidation of the underlying investment in a foreign entity, and are included in other gain or loss in the accompanying statements of operations. When the Company sells part of its ownership interest in an equity method investment in a foreign entity, a proportionate share of the accumulated translation adjustment associated with the investment is reclassified into earnings.
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
All derivative instruments are recorded at their fair values and included in other assets or other liabilities on the accompanying balance sheets on a gross basis. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting. To the extent they are effective, fair value adjustments on derivative instruments designated as hedging instruments are reported as other comprehensive income and included in stockholders' equity until the hedged item is realized. Ineffective portions and settlement gains and losses, if any, are included in earnings. Fair value adjustments on derivative instruments that are not designated as hedging instruments are reported in other gain or loss on the accompanying statements of operations. The Company does not enter into derivative transactions for speculative or trading purposes.
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
Diluted earnings per common share is based on the weighted-average number of common shares and the effect of potentially dilutive common share equivalents outstanding during the period. Potentially dilutive common share equivalents consist of incentive fee shares issuable the Manager, shares to be issued upon the assumed conversion of the Company's outstanding convertible notes and the assumed repayment of the unsecured note issued to finance an acquisition of business in shares of the Company's common stock, which are included under the if-converted method when dilutive. In addition, the numerator is adjusted to add back the after-tax amount of interest expense associated with the convertible notes and the unsecured note, except when doing so would be anti-dilutive.
Income Taxes
The Company elected to be taxed as a REIT, commencing with the Company’s initial taxable year ended December 31, 2009. A REIT is generally not subject to corporate-level federal and state income tax on net income it distributes to its stockholders. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute at least 90% of its REIT taxable income to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal and state income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, it and its subsidiaries may be subject to certain federal, state, local and foreign taxes on its income and property and to federal income and excise taxes on its undistributed taxable income.
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
Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The deferred tax assets and liabilities of the TRSs relate primarily to temporary differences in the book and tax income of TRSs and operating loss carryforwards for federal and state income tax purposes, as well as the tax effect of accumulated other comprehensive income of TRSs. A valuation allowance for deferred tax assets is provided if the Company believes it is more likely than not that all or some portion of the deferred tax assets will not be realized. Realization of deferred tax assets is dependent on the Company generating sufficient taxable income in future periods or employing certain tax planning strategies to realize such deferred tax assets.
The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of December 31, 2014 and 2013, the Company has not established a liability for uncertain tax positions.

Segment Reporting
The Company currently operates in four reportable segments: (1) real estate debt investments, which include originated and acquired commercial real estate debt, mortgage-backed securities, and other debt-related investments, (2) a portfolio of light industrial real estate assets and associated operating platform acquired from Cobalt Capital Partners, L.P. and its affiliates in December 2014, (3) single-family residential rentals through its investment in CAH OP, and (4) other real estate equity investments, which include real estate acquired in settlement of loans or from acquisition of operating properties, common equity in real estate or related companies, and certain preferred equity investments with profit participation meeting certain risk or return profiles. The Company had three reportable segments prior to the acquisition of the light industrial portfolio and operating platform in December 2014.
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
Reclassification
Certain amounts in the consolidated statements of operations for the previously reported years ended December 31, 2013 and 2012 have been reclassified to conform to the current period presentation. Prepayment fees and accelerated amortization of origination fees or purchase discounts resulting from early repayments of loans receivable have been included in interest income as these amounts represent additional yields on the Company’s investments in loans. Previously, such amounts had been presented in realized gain or loss on resolutions of loans receivable as such activities had been infrequent. Due to the nature of the Company’s business and its lending activities, sometimes involving distressed borrowers, the Company has determined that such amounts represent an inherent component of interest income. The reclassifications did not affect the Company's financial position, results of operations or its cash flows.
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
Revenue Recognition—In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, at an amount reflecting the consideration a company expects to receive in exchange for those goods or services. ASU 2014-09 may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements.
Consolidation—In February 2015, the FASB issued ASU No. 2015-02, Consolidation: Amendments to the Consolidation Analysis, which amended the existing accounting standards for consolidation under both the variable interest model and the voting model. Under ASU No. 2015-02, companies will need to re-evaluate whether an entity meets the criteria to be considered a VIE, whether companies still meet the definition of primary beneficiaries, and whether an entity needs to be consolidated under the voting model. ASU No. 2015-02 may be applied using a modified retrospective approach or retrospectively, and is effective for reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the potential impact of the pending adoption of this new guidance on its consolidated financial statements.

3. Consolidated Variable Interest Entities
On April 10, 2014, Colony Mortgage Sub A REIT, Inc. (“SubREIT”), a wholly-owned subsidiary of the Company, transferred eleven variable rate commercial mortgage loans originated within the Company’s Transitional CRE (Commercial Real Estate) Lending Platform into a newly formed indirect wholly-owned Cayman subsidiary of SubREIT, Colony Mortgage Capital Series 2014-FL1, Ltd. (“2014-FL1” or the “FL1 Issuer” and a securitization VIE). The FL1 Issuer issued several classes of secured notes and income notes (the "2014-FL1 Notes"). All of the assets of the FL1 Issuer serve as collateral for the secured 2014-FL1 Notes. In connection with the securitization, the FL1 Issuer offered and sold the following four most senior classes of the 2014-FL1 Notes: Class A, Class B, Class C and Class D Notes (collectively, the "FL1 Offered Notes") to third parties.
On November 25, 2014, the SubREIT transferred another fifteen variable rate commercial mortgage loans originated within the Company’s Transitional CRE Lending Platform into a newly formed indirect wholly-owned Cayman subsidiary of SubREIT, Colony Mortgage Capital Series 2014-FL2, Ltd. (“2014-FL2” or the “FL2 Issuer” and a securitization VIE). The FL2 Issuer issued several classes of secured notes and income notes (the "2014-FL2 Notes"). All of the assets of the FL2 Issuer serve as collateral for the secured 2014-FL2 Notes. In connection with the securitization, the FL2 Issuer offered the following four most senior classes of the 2014-FL2 Notes: Class A, Class B, Class C and Class D Notes (collectively, the "FL2 Offered Notes") and sold Class A, Class B and Class D Notes, as well as a portion of Class C Notes, to third parties. The remaining Class C Notes were sold in January 2015. A wholly-owned subsidiary of the SubREIT retained the subordinated classes of rated and unrated 2014-FL1 and 2014-FL2 Notes as directing holder. These securitization transactions are accounted for as secured financings.
For the 2014-FL1 securitization, an unrelated third party has the role of special servicer of the underlying collateral mortgage loans and has the power to direct activities during the loan workout process on defaulted and delinquent loans as permitted by the underlying contractual agreements, which is subject to the consent of the directing holder who, under certain circumstances, has the right to unilaterally remove the special servicer. For the 2014-FL2 securitization, an affiliate of the Manager has the role of special servicer subject to the same terms as described above.
On October 30, 2014, the Company, through wholly-owned subsidiaries, transferred 298 loans secured by multifamily properties with a combined $316 million UPB into a securitization trust, Colony Multifamily Mortgage Trust 2014-1. The Company had previously purchased the loans from third parties. The securitization trust issued several classes of certificates (collectively, "MF 2014-1 Certificates") of which the most senior class of certificate was sold to third party investors (the "MF 2014-1 Securitization"). A wholly-owned subsidiary of the Company retained the remaining classes of certificates, which may be sold in the future at the Company’s discretion, as the controlling class representative. This securitization transaction did not qualify as sale and is accounted for as secured financing.
For the MF 2014-1 Securitization, an affiliate of the Manager has the role of special servicer of the underlying collateral mortgage loans and has the power to direct activities during the loan workout process on defaulted and delinquent loans as permitted by the underlying contractual agreements, which is subject to the consent of the controlling class representative.
These rights as the directing holder and controlling class representative give the Company the ability to direct activities that most significantly impact the economic performance of the securitization structures. Based on these factors, the Company is determined to be the primary beneficiary of all securitization VIEs described above; thus, all of the underlying assets, liabilities, equity, revenue and expenses of the VIEs are consolidated into the Company's consolidated financial statements. The securitization VIEs are structured as pass through entities that receive principal and interest on the underlying collateral and distribute those payments to the holders of the 2014-FL1 Notes, 2014-FL2 Notes and MF 2014-1 Certificates. The assets held by these securitization VIEs are restricted and can only be used to fulfill the obligations of those entities. Additionally, the obligations of the securitization VIEs do not have any recourse to the general credit of any other consolidated entities, nor to the Company as the primary beneficiary.
The inclusion of the assets and liabilities of the VIEs in which the Company is deemed the primary beneficiary has no economic effect on the Company. The Company’s exposure to the obligations of the VIEs is generally limited to its investments in the entities. The Company is not obligated to provide any future financial support for any of these consolidated structures. As such, the risk associated with the Company’s involvement in the VIEs is limited to the carrying value of its investments in the entities. As of December 31, 2014 and 2013, the Company’s maximum risk of loss was $282.1 million and $0, respectively.
The following table summarizes the assets and liabilities recorded in the accompanying consolidated balance sheets related to the consolidated VIEs as of December 31, 2014:

(In thousands)	2014-FL1	2014-FL2	MF 2014-1	Total
Loans held for investment, net	$189,898	$305,238	$312,625	$807,761
Restricted cash	11,902	25,244	—	37,146
Deferred financing costs, net	2,620	3,030	3,313	8,963
Receivables	1,055	1,448	1,462	3,965
Secured financing	(126,204)	(197,655)	(213,409)	(537,268)
Accrued and other liabilities	(12,173)	(25,818)	(452)	(38,443)
Net investment	$67,098	$111,487	$103,539	$282,124

4. Loans Receivable
The following table summarizes the Company’s loans held for investment, including PCI loans:

	December 31, 2014					December 31, 2013
(Amounts in thousands)	Principal	Carrying Amount	Weighted Average Coupon	Weighted Average Maturity in Years	Number of Loans	Principal	Carrying Amount	Weighted Average Coupon	Weighted Average Maturity in Years	Number of Loans
Non-PCI Loans:
Mortgage loans	$465,828	$452,605	6.7%	3.9	42	$463,552	$423,078	7.1%	3.9	33
Securitized mortgage loans	800,638	799,342	5.9%	8.5	310	—	—			—
B-notes	143,376	140,312	8.5%	3.2	3	104,068	103,458	10.9%	3.8	2
Mezzanine loans	493,026	490,988	10.8%	2.3	9	330,909	328,185	11.0%	2.4	2
	1,902,868	1,883,247			364	898,529	854,721			37
Purchased Credit-Impaired Loans:
Mortgage loans	334,500	239,702			23	299,235	173,933			5
Securitized mortgage loans	9,672	8,185			11	—	—			—
	344,172	247,887			34	299,235	173,933			5
	$2,247,040	$2,131,134			398	$1,197,764	$1,028,654			42

The following table summarizes the Company's investments in non-PCI loans with variable interest rates:

(Amounts in thousands)	Index		Weighted Average Spread	Weighted Average Rate		Principal	Carrying Amount	Number of Loans
December 31, 2014
Mortgage loans	1-Month LIBOR	(1)	6.1%	6.2%	(3)	$826,231	$818,391	41
Mortgage loans	6-Month LIBOR	(1)	2.5%	5.8%	(3)	110,312	110,236	96
Mortgage loans	12-Month Treasury Average		2.5%	2.8%	(4)	25,068	22,913	22
Mezzanine loans	1-Month LIBOR	(1)	10.7%	10.9%		367,864	365,826	6
						$1,329,475	$1,317,366	165
December 31, 2013
Mortgage loans	1-Month LIBOR	(1)	4.9%	7.7%	(3)	$246,478	$220,111	9
Mortgage loan	1-Month Reference Bills	(2)	4.7%	4.7%		30,064	27,595	3
Mezzanine loans	1-Month LIBOR	(1)	10.8%	11.0%		330,909	328,185	2
						$607,451	$575,891	14
__________

(1)	LIBOR = London Interbank Offered Rate

(2)	Reference Bills = Freddie Mac Reference Bill index

(3)	Certain loans are subject to a LIBOR floor which was higher than the actual LIBOR at December 31, 2014 and 2013.

(4)	Certain loans are subject to a 12-Month Treasury Average ("12MTA") floor which was higher than the actual 12MTA at December 31, 2014.

The following table summarizes the Company's investments in non-PCI loans with fixed interest rates:

	December 31, 2014					December 31, 2013
(Amounts in thousands)	Principal	Carrying Amount	Weighted Average Coupon	Weighted Average Maturity in Years	Number of Loans	Principal	Carrying Amount	Weighted Average Coupon	Weighted Average Maturity in Years	Number of Loans
Mortgage loans	$134,636	$126,114	6.4%	8.7	23	$187,010	$175,372	6.6%	7.3	21
Securitized mortgage loans	170,218	174,292	6.5%	17.1	170	—	—			—
B-notes	143,376	140,312	8.5%	3.2	3	104,068	103,458	10.9%	3.8	2
Mezzanine loans	125,163	125,163	10.3%	4.6	3	—	—	n/a	n/a	—
	$573,393	$565,881			199	$291,078	$278,830			23
Activity in loans held for investment is summarized below:

(In thousands)	2014	2013	2012
Balance at January 1	$1,028,654	$333,569	$232,619
Loan acquisitions and originations	1,735,526	876,503	204,298
Paid-in-kind interest added to loan principal	2,796	218	851
Discount and net loan fee amortization	81,168	10,053	3,656
Carrying value of loans sold	—	(70,280)	(30,159)
Assignment of loans receivable to investment in unconsolidated joint ventures	—	—	(29,612)
Noncash distribution of loan receivable to a noncontrolling interest	—	(18,500)	—
Loan repayments	(673,815)	(106,083)	(48,084)
Payments received from PCI loans	(11,725)	(544)	—
Provision for loan loss	(200)	—	—
Effect of changes in foreign exchange rates	(31,270)	3,718	—
Balance at December 31	$2,131,134	$1,028,654	$333,569
During the year ended December 31, 2014, the Company invested an aggregate $1.7 billion in the origination of seven first mortgage and subordinated loans and the acquisition of three loan portfolios, as well as 26 first mortgage loans and five mezzanine loans originated within the Company's Transitional CRE Lending Platform. Two of the new investments include equity investments in the borrower entities which are accounted for under the equity method.
A mezzanine loan partially owned by noncontrolling interests and secured by hotel properties represented 6% and 12% of the Company's total assets as of December 31, 2014 and 2013, respectively. The same loan generated 13% of total income for the years ended December 31, 2014 and 2013, including income attributable to the 47% noncontrolling interests.
Two first mortgage loans, which share the same corporate guarantor and are partially owned by noncontrolling interests, generated 7%, 14% and 18% of total income for the years ended December 31, 2014, 2013 and 2012, respectively. Both loans were fully paid off by the borrowers during 2014. The Company recognized a combined $12.1 million of unamortized discount as additional interest income, of which $4.8 million was attributable to noncontrolling interests.
Credit Quality Information
As of December 31, 2014, two first mortgage loans with a total carrying value of $3.7 million were more than 90 days past due and on nonaccrual status. The Company recorded $200,000 and $0 in bad debt expense for the years ended December 31, 2014 and 2013, respectively. In December 2014, a first mortgage loan with a UPB of $9.1 million was restructured in a TDR when the Company granted a waiver on the borrower's default event, as defined in the underlying loan agreement, and agreed to defer collection of certain delinquent amounts in exchange for a modification fee of $25,000, payable at maturity, which is being amortized over the remaining term of the loan. No loss was recognized from this restructuring event as the loan's effective yield under the terms of the modification was greater than its original yield.
Minimum scheduled principal payments required under the loan agreements, excluding PCI loans, as of December 31, 2014 are as follows:

Year Ending December 31,	(In thousands)
2015	$183,542
2016	618,639
2017	564,887
2018	53,159
2019	186,128
2020 and after	296,513
Total	$1,902,868
Purchased Credit-Impaired Loans
PCI loans are acquired loans with evidence of credit quality deterioration since origination for which it is probable at acquisition that the Company will collect less than the contractually required payments.
The following table summarizes the accretable yield and nonaccretable difference at acquisition for PCI loans acquired during the years ended December 31, 2014 and 2013, excluding PCI loans for which cash flows cannot be reasonably estimated:

	Year Ended December 31,
(In thousands)	2014	2013
Contractually required payments including interest	$40,113	$315,939
Less: cash flows not expected to be collected (nonaccretable difference)	18,743	17,253
Total cash flows expected to be collected	21,370	298,686
Less: accretable yield	3,067	131,037
Fair value of loans at acquisition	$18,303	$167,649
Changes in the accretable yield for the PCI loans were as follows:

(In thousands)	2014	2013
Accretable yield at January 1	$130,823	$—
Additions	3,067	131,037
Changes in estimated cash flows	13,436	—
Accretion	(35,115)	(3,108)
Effect of changes in foreign exchange rates	(13,688)	2,894
Accretable yield at December 31	$98,523	$130,823
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

5. Investment in Real Estate
The following table summarizes the Company's real estate assets held for investment:

	December 31,		Estimated Useful Life (in weighted average years)
(Amounts in thousands)	2014	2013
Land	$265,263	$8,319	n/a
Buildings and improvements	1,351,798	97,011	37
Tenant improvements	33,357	7,356	6
	1,650,418	112,686
Accumulated depreciation	(6,421)	(218)
Net carrying amount	$1,643,997	$112,468
Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $6.2 million, $218,000 and $0, respectively.

The following real estate acquisitions were accounted for as business combinations.
Light Industrial Portfolio and Operating Platform—On December 18, 2014, the Company acquired a portfolio of light industrial real estate properties and the associated operating platform from Cobalt Capital Partners, L.P. and its affiliates. The portfolio consists of 256 light industrial assets totaling 298 buildings including approximately 30 million square feet (unaudited) and one vacant land parcel. The total acquisition cost, including transaction costs of $7.4 million, was approximately $1.6 billion. The acquisition was financed with a $1.09 billion mortgage loan from a financial institution and a $10 million unsecured note issued to an affiliate of Cobalt Capital Partners, L.P. who will continue to manage the portfolio and its day-to-day operations after the acquisition. The acquisition of the real estate properties was completed through an indirectly owned operating partnership ("ColFin Industrial Partnership") with third-party limited partners representing a 37% ownership interest (see Note 12), while the Company acquired 100% of the associated operating platform.
Triple-Net Leased Operating Properties—During the years ended December 31, 2014 and 2013, the Company also acquired the following triple-net leased operating properties from unrelated third parties. Acquisition costs of $137,000 and $597,000 are included in transaction costs in the accompanying statements of operations for the years ended December 31, 2014 and 2013, respectively.

Property Location	Acquisition Date	Property Type	Purchase Price (in thousands)
Minnesota	December 9, 2013	Office	$122,750
Arizona	June 24, 2014	Office	15,675
Ohio	July 31, 2014	Industrial	15,644
			$154,069
The related assets, liabilities, and results of operations of the acquired businesses are included in the consolidated financial statements as of the date of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date for all 2014 acquisitions:

	Purchase Price Allocation
(Amounts in thousands)	Light Industrial Portfolio (1)	Ohio-Industrial	Arizona-Office	Total	Estimated Useful Life (in weighted average years)
Real estate assets:
Land	$256,491	$453	$—	$256,944	n/a
Buildings and improvements	1,232,882	9,815	12,090	1,254,787	36
Tenant improvements	23,961	—	2,040	26,001	6
Intangible assets:
In-place lease values	35,591	4,582	—	40,173	5
Above-market lease values	23,143	50	—	23,193	5
Below-market ground lease obligations	—	—	1,420	1,420	54
Deferred leasing costs	33,410	744	415	34,569	6
Goodwill	20,000	—	—	20,000	n/a
Cash	7,784	—	—	7,784	n/a
Total assets acquired	$1,633,262	$15,644	$15,965	$1,664,871
Intangible liabilities (2):
Below-market lease values	$(9,992)	$—	$(290)	$(10,282)	5
Above-market ground lease obligations	(171)	—	—	(171)	30
Accrued and other liabilities	(18,565)	—	—	(18,565)	n/a
Total liabilities assumed	$(28,728)	$—	$(290)	$(29,018)
__________

(1)
The estimated fair values are based on a preliminary purchase price allocation and are subject to retrospective adjustment during the measurement period, not to exceed one year, based upon new information obtained about facts and circumstances that existed as of the date of acquisition.

(2)	The net amount recorded for assumed identifiable intangible liability is included in other liabilities on the accompanying balance sheets as of December 31, 2014 and 2013.
The following table summarizes the results of operations of the businesses acquired during 2014 for the period from the respective dates of acquisitions to December 31, 2014:

(Amounts in thousands)	Light Industrial Portfolio (1)	Ohio-Industrial	Arizona-Office	Total for 2014 Acquisitions
Rental income and tenant reimbursements	$5,365	$1,342	$1,351	$8,058
Net (loss) income	(8,719)	596	490	(7,633)
Future Minimum Rents
Future contractual minimum rental payments under noncancelable operating leases as of December 31, 2014 are as follows:

Year Ending December 31,	(In thousands)
2015	$114,465
2016	104,182
2017	87,409
2018	69,511
2019	51,277
2020 and after	133,817
Total	$560,661
Unaudited Pro Forma Results
The following table presents pro forma results of the Company as if all 2014 and 2013 acquisitions discussed above had been completed on January 1, 2013. The pro forma results have been adjusted to exclude non-recurring acquisition-related expenses of approximately $7.5 million and $0.6 million for the years ended December 31, 2014 and 2013, respectively. The unaudited pro forma results are not necessarily indicative of future operating results.

	Year Ended December 31,
(Amounts in thousands, except per share data)	2014	2013
Total income	$436,438	$339,629
Net income	142,294	105,010
Net income attributable to common stockholders	87,916	68,326

6. Investments in Unconsolidated Joint Ventures
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
The Company’s investments in unconsolidated joint ventures are summarized below:

(Amounts in thousands)			Ownership Percentage at December 31, 2014(1)	Carrying Value at December 31,
Joint Ventures		Investment Status at December 31, 2014		2014	2013
CAH Operating Partnership, L.P.	(2)	Investment in CAH OP, an investment vehicle created for the purpose of acquiring and renting single-family homes	23.3%	$494,613	$530,007
Portfolio 8 Investors, LLC	(3)	Preferred equity investment in an entity that acquired a multifamily portfolio composed of approximately 7,600 units located in Georgia, Florida and Texas	75.0%	160,981	148,683
ColFin Silverbird Funding A, LLC and ColFin Silverbird Funding B, LLC		Mixed portfolio of 25 commercial properties located throughout the United Kingdom	50.0%	72,761	—
Armonia (Italy) Fund		Portfolio of 113 properties located throughout Italy	50.0%	58,513	—
ColFin Court Square Funding, LLC		Preferred equity investment in an entity that acquired a Class A office tower located in Long Island City, New York	50.0%	52,115	49,103
ColFin Highland UK13 Funding, LLC		Acquired sub-performing loan secured by 13 commercial properties throughout the United Kingdom	50.0%	44,711	—
ColFin Orlando Funding, LLC		Acquired non-performing loan secured by a 444-acre development site located in Orlando, Florida	50.0%	40,160	—

(Amounts in thousands)			Ownership Percentage at December 31, 2014(1)	Carrying Value at December 31,
Joint Ventures		Investment Status at December 31, 2014		2014	2013
ColFin NW Funding, LLC		Acquired 15 performing first mortgages secured by commercial real estate	37.9%	35,023	33,682
ColFin JIH Holdco, LLC, ColFin JIH Mezzco A, LLC and ColFin JIH Opco, LLC		Equity interests in and senior mezzanine loan receivable from entities owning a portfolio of 84 limited service hotels	33.3%	32,918	31,559
ColFin Snow Funding, LLC		Originated loan secured by two mortgages and an equity pledge in a portfolio of 12 hotels located in France	50.0%	32,763	—
ColFin Hunt Holdco A, LLC and ColFin Hunt Holdco B, LLC		2 commercial REO properties in Germany	37.9%	29,582	36,133
ColFin SXC Funding, LLC		Performing mezzanine loan origination cross-collateralized by a portfolio of select service hotels	50.0%	28,374	13,853
ColFin ARP Funding, LLC and ColFin ARP Linda Isle Investor, LLC		First mortgage loan to finance the acquisition and redevelopment of high-end, single family residential properties in infill, coastal southern California markets	50.0%	27,173	15,350
ColFin Athina Funding, LLC		Originated mezzanine loan secured by an equity pledge in the borrower entities that own a Mediterranean resort with a hotel and villas	50.0%	25,996	—
ColFin Bulls Funding A, LLC and ColFin Bulls Funding B, LLC		249 performing and non-performing acquired loans consisting of substantially all first mortgage recourse commercial real estate loans and 19 REO properties	32.5%	24,625	30,309
ColFin STC Funding, LLC		Acquired performing senior mortgage loan secured by a retail property in Florida	50.0%	23,441	23,299
ColFin 2011 CRE Holdco, LLC and Colony AMC 2011 CRE, LLC		303 performing and non-performing loans acquired in a structured transaction with the FDIC, secured mostly by commercial real estate, and 26 REO properties	44.4%	23,378	34,298
ColFin DOD Funding, LLC and ColFin IOD Holding, LLC		Originated first mortgage loan to finance the acquisition of an office development site in Dublin, Ireland	50.0%	21,857	—
ColFin CPI Funding, LLC		Origination of a mezzanine loan secured by shares of a distressed European real estate company that owns primarily office buildings and hotels in France and Spain	50.0%	21,833	—
ColFin Grand Cul Funding, LLC		First mortgage loans secured by a partially constructed hotel and residential development project located in the Caribbean	33.3%	20,796	16,595
CDCF III Ver Logistic, LLC		Portfolio of 16 warehouse properties located in Spain and Portugal	50.0%	20,546	—
ColFin Cabo Palm Funding, LLC		Participation in junior first mortgage interest secured by a luxury beach resort in Mexico	50.0%	20,090	20,072
ColFin 666 Funding, LLC		First mortgage pari-passu participation interest secured by Class A midtown Manhattan office building	33.3%	19,686	19,096
ColFin DB Guarantor, LLC and Colony AMC DB, LLC		347 performing and non-performing loans acquired in a structured transaction with the FDIC, secured mostly by commercial real estate and 63 REO properties	33.3%	19,121	26,293
ColFin PHX Tower Funding, LLC		Equity interest in a high-rise office tower located in Phoenix, Arizona	50.0%	18,556	18,408
ColFin London Funding, LLC		4 performing acquired loans secured by commercial real estate	50.0%	18,178	18,138
ColFin FCDC Funding, LLC		Equity interests acquired through deed-in-lieu in 2 partially developed master planned communities located in California	50.0%	17,562	15,894
ColFin Inland Funding, LLC and ColFin Inland Investor, LLC		First mortgage loan secured by a Southern California master planned development and equity participation rights	50.0%	17,139	16,068
CF/CDG Lake Ranch Venture, LLC	(4)	First mortgage loan secured by a 135-acre residential development project located in Southern California and equity participation rights	n/a	16,821	—
ColFin 101 Erie Funding, LLC and ColFin 101 Erie Investor, LLC		Origination of a mezzanine loan secured indirectly by a vacant office building in Chicago to finance a hotel redevelopment	50.0%	16,705	—
Other unconsolidated joint ventures		31 investments, each with less than $15 million carrying value at December 31, 2014	4.5% to 50.0%	190,960	272,689
				$1,646,977	$1,369,529

__________

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

(2)
The Company’s carrying value of its investment in CAH OP is approximately $24.0 million higher than its pro rata share of the partners' capital of CAH OP.  The basis difference is primarily attributable to (i) offering costs incurred by CAH OP which were a direct reduction to partners’ capital but not an expense of the partnership; (ii) CAH OP’s internalization transaction, which was a reorganization of entities under common control and reduced the Company in CAH OP as further described below; and (iii) step-up adjustments to real estate assets contributed by the Company upon formation of CAH OP, which were recorded by the Company at carryover basis but recognized by CAH OP at fair value. The portion of the basis difference arising from the step-up of contributed real estate assets is being amortized on a straight-line basis over the estimated useful life of such assets.

(3)
While the Company has a preferred equity interest which represents a majority ownership in Portfolio 8 Investors, LLC, the minority member has control over the day-to-day operations of the entity. Accordingly, the Company accounts for its investment using the equity method.

(4)
Pursuant to the terms of the loan agreement, the Company participates in the residual profits of this development project. The Company evaluated the characteristics of this ADC loan and determined that the risks and rewards of the arrangement are more similar to those associated with an investment in joint venture. Accordingly, the Company accounts for this loan receivable under the equity method.

Activity in the Company’s investments in unconsolidated joint ventures is summarized below:

(In thousands)	2014	2013
Balance at January 1	$1,369,529	$877,081
Contributions	458,881	672,338
Distributions	(225,736)	(279,161)
Equity in net income	73,829	100,708
Equity in other comprehensive income	1,511	9,827
Equity in realized gain reclassified from accumulated other comprehensive income	(4,681)	(12,935)
Foreign currency translation (loss) gain	(26,356)	1,671
Balance at December 31	$1,646,977	$1,369,529
During the year ended December 31, 2014, the Company invested a combined $458.9 million, of which $424.2 million was invested in seventeen new unconsolidated joint ventures. Two of the seventeen new investments represent equity interests in the borrower entities to which the Company concurrently provided financing in the form of first mortgage and mezzanine loans. One of the new investments is an ADC loan which is accounted for under the equity method as described above. Four investments in unconsolidated joint ventures were fully resolved during the year ended December 31, 2014.
During the year ended December 31, 2013, the Company invested a combined $369 million in fourteen new unconsolidated joint ventures representing ten originations and four loan acquisitions, and $295 million in CAH OP. Six investments in unconsolidated joint ventures were fully resolved during the year.
As a participant in the initial capital raise of CAH OP in July 2012, the Company received warrants in the external manager of CAH OP and the right to share in certain profit distributions from CAH OP. The warrants, which were only exercisable under certain circumstances, and profit participation rights had nominal value upon receipt, and were included as a component of the Company’s equity investment in CAH OP. On November 4, 2014, CAH OP completed the internalization of its external manager by acquiring the ownership interests in the manager in exchange for CAH OP units. Immediately prior to the internalization transaction, the Company exercised its warrants, representing an approximate 10% ownership in the external manager, and received 1,643,736 CAH OP units in exchange for its interest. The Company also received a $15.5 million cash distribution from CAH OP, representing its share of the accrued profit distribution as of the date of the internalization. Subsequent to the internalization, after giving effect to the CAH OP units received in exchange for its exercise of the warrants, the Company’s ownership interest in CAH OP was reduced from 24.3% to 23.3% as a result of additional CAH OP units issued for the internalization.
Combined condensed balance sheets and statements of operations for all unconsolidated joint ventures are presented below:

Combined Condensed Balance Sheets of Unconsolidated Joint Ventures

	December 31,
(In thousands)	2014	2013
Assets:
Cash and cash equivalents	$512,487	$321,183
Loans receivable, net	2,127,148	2,171,943
Investments in real estate, net	5,218,915	3,658,940
Investments in unconsolidated joint ventures	237,722	459,010
Debt and equity securities, available-for-sale, at fair value	39,503	24,753
Other assets	378,220	345,196
Total assets	$8,513,995	$6,981,025
Liabilities:
Debt	$3,113,038	$1,515,188
Other liabilities	273,816	140,509
Total liabilities	3,386,854	1,655,697
Owners’ equity	4,544,846	4,465,363
Noncontrolling interests	582,295	859,965
Total liabilities and equity	$8,513,995	$6,981,025
Company’s share of equity	$1,646,977	$1,369,529
Combined Condensed Statements of Operations of Unconsolidated Joint Ventures

	Year Ended December 31,
(In thousands)	2014	2013	2012
Income:
Interest income	$321,451	$369,317	$395,984
Property operating income	462,027	206,848	96,897
Equity in income of unconsolidated joint ventures	112,113	26,410	53,110
Other income	45,659	25,221	29,325
Total income	941,250	627,796	575,316
Expenses:
Interest expense	107,725	31,012	37,185
Property operating expenses	302,402	152,154	74,388
Depreciation and amortization	143,278	59,902	12,850
Other expenses	130,608	90,547	88,462
Total expenses	684,013	333,615	212,885
Other income:
Realized and unrealized gain on investments, net	12,482	187,218	122,650
Net income	269,719	481,399	485,081
Net income attributable to noncontrolling interests	74,284	102,431	84,806
Net income attributable to members	$195,435	$378,968	$400,275
Company’s equity in net income	$73,829	$100,708	$68,737
The Company’s investment in CAH OP represented 8% and 20% of the Company's total assets as of December 31, 2014 and 2013, respectively. No other single investment in an unconsolidated joint venture represented greater than 10% of total assets.
No single investment in an unconsolidated joint venture generated greater than 10% of total income for the years ended December 31, 2014 and 2013. For the year ended December 31, 2012, ColFin WLH Funding, LLC generated 12% of total income of the Company.
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

Certain unconsolidated joint ventures reimburse Colony Capital and its affiliates for costs incurred on their behalf, including costs of property management personnel. The joint ventures, including AMCs, were allocated approximately $33.7 million, $26.7 million and $12.9 million in costs from such affiliates of the Manager for the years ended December 31, 2014, 2013 and 2012, respectively. Such costs are included in property operating and other expenses in the combined condensed statements of operations of unconsolidated joint ventures above. The Company’s proportionate share, based upon its percentage interests in the joint ventures, was $8.9 million, $7.3 million and $3.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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

7. Intangibles
Goodwill and Acquired Intangible Assets and Liabilities
The following table summarizes goodwill and intangibles acquired as part of the operating real estate properties (see Note 5):

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2014
Intangible assets:
Goodwill	$20,000	$—	$20,000
In-place lease values	48,018	(2,295)	45,723
Above-market lease values	23,194	(280)	22,914
Below-market ground lease obligations	1,420	(14)	1,406
Deferred leasing costs	36,788	(771)	36,017
Total intangible assets	$129,420	$(3,360)	$126,060
Intangible liabilities:
Below-market lease values	$10,282	$(114)	$10,168
Above-market ground lease obligations	171	—	171
Total intangible liabilities	$10,453	$(114)	$10,339
December 31, 2013
Intangible assets:
In-place lease values	$7,845	$(72)	$7,773
Deferred leasing costs	2,219	(20)	2,199
Total intangible assets	$10,064	$(92)	$9,972
Goodwill at December 31, 2014 represents the excess of consideration transferred over the fair value of net assets acquired on December 18, 2014 for the acquisition of light industrial operating platform (see Note 5), and represents the value of the acquired operating platform, which primarily consists of its work force and business processes. The Company evaluates goodwill on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. As of December 31, 2014, no impairment of goodwill has been identified.
The following table summarizes the amortization of intangible assets and liabilities:

	Year Ended December 31,
(In thousands)	2014	2013
Above-market lease values	$(280)	$—
Below-market lease values	114	—
Decrease to rental income	$(166)	$—
In-place lease values	$2,224	$72
Deferred leasing costs	751	20
Amortization expense	$2,975	$92
Below-market ground lease obligations	$13	$—
Increase to rent expense	$13	$—
The following table summarizes the estimated annual amortization of acquisition-related lease intangibles for each of the next five years and thereafter:

(In thousands)	Intangible Assets				Intangible Liabilities
Year Ending December 31,	In-Place Lease Values	Above-Market Lease Values	Deferred Leasing Costs	Below-Market Ground Lease Obligations	Below-Market Lease Values	Above-Market Ground Lease Obligations
2015	$15,094	$6,685	$8,787	$26	$(2,489)	$(6)
2016	9,480	5,749	7,247	26	(2,190)	(6)
2017	6,452	4,152	5,786	26	(1,684)	(6)
2018	4,513	2,597	4,357	26	(1,243)	(6)
2019	3,057	1,182	2,950	26	(774)	(6)
2020 and after	7,127	2,549	6,890	1,276	(1,788)	(141)
Total	$45,723	$22,914	$36,017	$1,406	$(10,168)	$(171)

8. Other Assets
The following table summarizes the Company's other assets:

	December 31,
(In thousands)	2014	2013
Restricted cash (1)	$76,945	$7,898
Beneficial interests in debt securities, available-for-sale, at fair value (2)	—	30,834
Deferred financing costs, net (3)	51,103	11,275
Receivables, including straight-line rents	12,783	8,277
Derivative assets	26,479	3,108
Deferred tax assets	6,713	2,391
Prepaid expenses and other	7,721	979
Total other assets	$181,744	$64,762
__________

(1)
Restricted cash includes borrower escrow accounts, tenant security deposits and escrow accounts for interest, property taxes and capital expenditure reserves required under secured financing agreements.

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

(3)	Deferred financing costs are shown net of accumulated amortization of $13.1 million and $6.5 million as of December 31, 2014 and 2013, respectively.

9. Debt
Line of Credit
The Company has a credit facility (the “JPM Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent, and certain lenders. As of December 31, 2014, the JPM Credit Agreement provides a secured revolving credit facility in the maximum principal amount of $620 million which may be increased to $800 million, subject to certain conditions, including each lender or substitute lender agreeing to provide commitments for such increased amount. On January 27, 2015, the maximum principal amount was increased to $645 million.
The maximum amount available to borrow under the JPM Credit Agreement at any time is limited by a borrowing base of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of net book value or a multiple of Core Earnings (as defined in the management agreement between the Company and the Manager). As of December 31, 2014, the borrowing base valuation was sufficient to permit borrowings of up to the entire $620 million commitment, of which $456 million remained available.
Advances under the amended and restated JPM Credit Agreement accrue interest at a per annum rate equal to the sum of one-month LIBOR plus 2.75%. At December 31, 2014, the Company had outstanding borrowings bearing weighted average interest at 2.92%. The Company also pays a commitment fee of 0.5% or 0.4% of the unused amount (0.5% at December 31, 2014), depending upon usage.
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
The JPM Credit Agreement contains various affirmative and negative covenants, including financial covenants that require the Company to maintain minimum tangible net worth and liquidity levels and financial ratios, as defined in the JPM Credit Agreement. At December 31, 2014, the Company was in compliance with all of these financial covenants.
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
Secured and Unsecured Financing
The following table summarizes certain information about the Company's secured and unsecured debt:

(Amounts in thousands)				Balance at December 31,
Type	Collateral	Interest Rate	Maturity Date	2014	2013
Secured Financing:
Secured financing (1)	Participation interest in first mortgage loan	5% fixed	July 2014	$—	$74,607
Secured financing (2)	Portfolio of 21 first mortgage loans and 2 subordinated loans	1-month LIBOR+2.85%	December 2017	90,164	115,000
Secured financing (3)	Senior participation interest in a portfolio of 2 first mortgage loans and 1 subordinated loan	1-month LIBOR+2.85%	N/A	80,213	—
First mortgage loan (4)	Office property in Minnesota	4.84% fixed	January 2024	88,000	88,000
First mortgage loan (5)	Portfolio of light industrial real estate assets comprised of 298 buildings of approximately 30 million square foot across the U.S.	1-month LIBOR+2.25%	December 2019	1,088,500	—
Repurchase facility (6)	Eligible first mortgage loans originated within the Transitional CRE Lending Platform	1-month LIBOR+2.5%	February 2016	85,520	—
				1,432,397	277,607

(Amounts in thousands)				Balance at December 31,
Type	Collateral	Interest Rate	Maturity Date	2014	2013
Commercial Mortgage-Backed Securitization ("CMBS") Debt:
CMBS 2014-FL1 (7)	Portfolio of 11 first mortgage loans originated within the Transitional CRE Lending Platform	1-month LIBOR+1.78%	April 2031	126,204	—
CMBS 2014-FL2 (8)	Portfolio of 15 commercial mortgage loans originated within the Transitional CRE Lending Platform	1-month LIBOR+1.96%	November 2031	197,655	—
CMBS MF 2014-1 (9)	Portfolio of 298 performing first mortgage loans secured by multifamily properties	2.54% fixed	N/A	213,409	—
				537,268	—
Unsecured Financing:
Unsecured note (10)	—	(10)	December 2017	10,000	—
Total				$1,979,665	$277,607
__________

(1)
In connection with the acquisition of a $181 million participation interest in a first mortgage loan in May 2012, the seller provided concurrent non-recourse financing for $103.5 million, or 65% of the purchase price. In April 2014, the first mortgage loan and the financing were both repaid in full.

(2)
The non-recourse financing is secured by a loan portfolio acquired in October 2013 and requires monthly interest payments and principal curtailment based upon the ratio of principal outstanding to collateral cost basis. The current principal curtailment requirement is 70% of all excess cash flow from the underlying loan portfolio, after payment of certain loan servicing fees and monthly interest, but may increase or decrease in the future.

(3)
In connection with the acquisition of a loan portfolio in March 2014, a lender provided concurrent non-recourse financing for $82.3 million, or 65% of the aggregate purchase price. Although the financing has no contractual maturity date, any principal repayments from the underlying collateral loan portfolio must be applied to repay the financing until the balance is paid in full.

(4)
The loan requires monthly interest payments until January 2016, then principal and interest payments based on a 30-year amortization schedule. The loan agreement requires rent receipts from the collateral property to be initially deposited into a lockbox account controlled by the lender. The excess of monthly rent receipts over monthly debt service is remitted to the Company.

(5)
In connection with the acquisition of the portfolio of light industrial real estate assets and operating platform on December 18, 2014 (see Note 5), the Company obtained a $1.13 billion mortgage loan, of which $1.09 billion was drawn, from a financial institution. This loan is secured by the acquired real estate portfolio, has an initial term of 2 years, plus three 1-year extension options, and bears interest at one-month LIBOR plus 2.25%. The interest rate will increase to one-month LIBOR plus 2.5% after the fourth anniversary date. The loan requires interest-only monthly payments, plus a 0.05% administration fee, until maturity.

(6)
The Company entered into a master repurchase agreement (“Repurchase Facility”) with a commercial bank to partially finance loans within its Transitional CRE Lending Platform. The Repurchase Facility provides up to $150 million of financing for eligible assets within the Transitional CRE Lending Platform and has an initial term of 2 years, plus a 1-year extension option. Advances under the Repurchase Facility bear interest ranging from one-month LIBOR plus a spread of 2.25% to 2.5%.

(7)
As discussed in Note 3, on April 10, 2014, FL1 Issuer offered and sold to third parties approximately $126.2 million aggregate principal balance of the FL1 Offered Notes with a weighted average coupon of one-month LIBOR plus 1.78%. The proceeds from the sale of the FL1 Offered Notes, net of securitization costs, were approximately $122.3 million. The FL1 Offered Notes are secured by all assets of the FL1 Issuer consisting of eleven variable rate commercial mortgage loans originated within the Transitional CRE Lending Platform with an aggregate UPB of $190.6 million as of December 31, 2014. Although the securitization debt has a contractual maturity date of April 2031, any principal repayments from the underlying collateral mortgage loans must be applied to repay the debt until the balance is paid in full. The underlying collateral mortgage loans have initial terms of 2 to 3 years.

(8)
As discussed in Note 3, in November and December of 2014, FL2 Issuer offered and sold to third parties approximately $197.7 million aggregate principal balance of the FL2 Offered Notes with a weighted average coupon of one-month LIBOR plus 1.96%. The proceeds from the sale of the FL2 Offered Notes, net of securitization costs and repayment of $93.1 million outstanding under the Repurchase Facility described below, were approximately $101.6 million. The secured 2014-FL2 Notes are secured by all assets of the FL2 Issuer consisting of 15 variable rate commercial mortgage loans originated within the Transitional CRE Lending Platform with an aggregate UPB of $307.6 million as of December 31, 2014. Although the securitization debt has a contractual maturity date of November 2031, any principal repayments from the underlying collateral mortgage loans must be applied to repay the debt until the balance is paid in full. The underlying collateral mortgage loans have initial terms of 2 to 3 years.

(9)
As discussed in Note 3, on October 30, 2014, the Company's wholly-owned subsidiaries transferred a portfolio of 298 performing first mortgage loans previously acquired from third parties with an aggregate UPB of $316 million into a securitization trust. The trust offered and sold to third parties approximately $217.2 million principal balance of the MF 2014-1 Certificates with a fixed interest of 2.54%. The proceeds from this securitization event, net of securitization costs and accrued interest, were approximately $214.4 million. Although the securitization debt does not have a contractual maturity date, any principal repayments from the underlying collateral mortgage loans must be applied to repay the debt until the balance is paid in full. The underlying collateral mortgage loans have initial remaining terms of 1 to 24 years.

(10)
In connection with the acquisition of the portfolio of light industrial real estate assets and operating platform from Cobalt Capital Partners, L.P. and its affiliates on December 18, 2014 (see Note 5), the Company issued an unsecured note in the amount of $10 million to Cobalt Capital Management, L.P., an affiliate of Cobalt Capital Partners, L.P. and a service provider that will continue to manage the light industrial portfolio and its day-to-day operations. The note will mature on the third anniversary of the date of acquisition and one-third of the initial principal amount of the note is required to be repaid on each of the first, second and third anniversaries of the date of acquisition (each, a “Payment Date”). Principal under the note shall be paid in either (a) shares of the Company’s common stock, or (b) OP Units, which are exchangeable for shares of the Company’s common stock. The interest on the note is payable in an amount equivalent to dividends paid on shares that would have been due had the holder held shares of the Company's common stock in lieu of the note. At the dividend rate in effect as of December 31, 2014, the effective interest rate on this loan is approximately 6.1%.

The financing agreements require minimum scheduled principal payments or payments that depend upon the net cash flows from the collateral assets and the ratio of principal outstanding to collateral. The following table summarizes such minimum principal payments and estimated principal payments based upon reasonable expectations of cash flows from the underlying collateral assets as of December 31, 2014:

Year Ending December 31,	(In thousands)
2015	$308,798	(1)
2016	166,648	(1)
2017	238,143	(1)
2018	30,461
2019	1,110,456
2020 and after	125,159
Total	$1,979,665
__________

(1)	Includes $3.3 million payable in shares of the Company's common stock
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
The 3.875% Convertible Notes are convertible, at the holders' option, into shares of the Company's common stock at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, subject to certain limitations as described in the indenture, at the applicable conversion rate in effect on the conversion date. The conversion rate is initially set to equal 40.2941 shares of common stock per $1,000 principal amount of convertible notes

(equivalent to a conversion price of approximately $24.82 per share of common stock), subject to adjustment upon the occurrence of certain events. The Company may redeem the 3.875% Convertible Notes at its option at any time on or after January 22, 2019 if the last reported sale price of the Company's common stock has been at least 130% of the conversion price of the convertible notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption, at a redemption price equal to 100% of the principal amount of the convertible notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. The Company used a portion of the net proceeds to repay amounts then outstanding under its secured revolving credit facility and to acquire its target assets and for general corporate purposes.

10. Derivatives and Hedging
The Company is exposed to risks arising from both its business operations and economic conditions. The Company manages interest rate and foreign currency risks through the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s investments and borrowings. Additionally, certain of the Company’s foreign operations expose the Company to fluctuations of foreign interest rates and exchange rates. These fluctuations may impact the value of the Company’s cash receipts and payments in terms of the Company’s functional currency, the U.S. dollar (USD). The Company enters into derivative financial instruments to protect the value or fix the amount of certain obligations in terms of its functional currency, the U.S. dollar. The Company has entered into the following types of derivatives as part of its risk management program:
Net Investment Hedges
The Company has investments in unconsolidated joint ventures and loans denominated in Euro and British Pound that expose the Company to foreign currency risk. The Company’s combined Euro and British Pound net investments in such joint ventures and loans receivable totaled approximately €315.9 million and £128.0 million, or $581.7 million, as of December 31, 2014 and €166.2 million, or $228.4 million, as of December 31, 2013.
The Company uses forwards and collars (consisting of caps and floors) without upfront premium costs to hedge the foreign currency exposure of its net investments. The Company has entered into foreign exchange forward contracts whereby it agreed to sell an amount of foreign currency for an agreed upon amount of USD. These forward contracts protect the Company’s foreign investments and receivables from adverse foreign currency fluctuations by economically fixing in USD amounts certain of the Company’s foreign denominated investments and receivables balances. The Company has also entered into foreign exchange collars which consist of a combination of currency options with single date expirations, whereby the Company gains protection against foreign currency weakening below a specified level and pays for that protection by giving up gains from foreign currency appreciation above a specified level. These collars are also used to protect the Company’s foreign investments and receivables from adverse foreign currency fluctuations.
The following table summarizes the aggregate notional amount of the foreign exchange contracts in place along with various key terms as of December 31, 2014:

(Amounts in thousands)		Notional Amount of Net Investment Hedges	Range of FX Rates
Hedged Currency	Type of Instrument		Minimum	Maximum	Range of Expiration Dates
EUR	Collar	€180,625	€1.20	€1.57	July 2015 to December 2019
GBP	Collar	£71,100	£1.50	£1.82	September 2017 to September 2019
EUR	Forward	€80,100	€1.22	€1.40	January 2015 to July 2018
GBP	Forward	£36,000	£1.63	£1.70	March 2015 to June 2015
Cash Flow Hedges
The Company has interest rate cap arrangements designated as cash flow hedges to limit the exposure of increases in interest rates on two of the Company's LIBOR-indexed secured debt. The caps consist of instruments with (a) a notional amount of $57.5 million, a 2.5% strike on one-month LIBOR and expiration in November 2015, and (b) a notional amount of $950 million, a 3.0% strike on one-month LIBOR and expiration in December 2016. Interest rate caps involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. No gain or loss was recognized in earnings related to the cash flow hedges for the years ended December 31, 2014, 2013 and 2012.

Non-Designated Hedges
Non-designated hedges are derivatives that do not meet the criteria for hedge accounting or for which the Company did not elect to designate as accounting hedges. The Company does not enter into derivative transactions for speculative or trading purposes, but may enter into derivatives to manage the economic risk of changes in foreign exchange rates or interest rates. The Company may also assume existing derivative instruments in connection with investment transactions. Changes in the fair value of derivatives not designated as hedges are recorded in other gain or loss in the accompanying statements of operations.
The Company acquired an interest rate swap in connection with one of the PCI loans acquired in November 2013. The interest rate swap receives a fixed rate of 4.24% and pays Euro Interbank Offered Rate ("Euribor") on a €14.0 million notional amount and terminates in February 2015. The swap effectively converts the acquired floating rate loan to a fixed rate loan. The Company also acquired an interest rate cap in connection with the $1.1 billion first mortgage debt obtained from a financial institution to finance the acquisition of a light industrial portfolio in December 2014 (see Note 5). A portion of this cap in the notional amount of $182.8 million with a 3.0% strike on one-month LIBOR and expiring in December 2016 was not designated as an accounting hedge. For the year ended December 31, 2014, a net fair value loss of $4,000 for non-designated hedges is included in other gain (loss), net in the accompanying statements of operations.
Concurrently with the acquisition of beneficial interests in debt securities in June 2011 (see Note 8), the Company’s strategic partner entered into an interest rate swap agreement with the borrower which, in conjunction with a special contribution/distribution arrangement with the joint venture, resulted in a net current yield to the joint venture of the Securities Industry and Financial Markets Association (“SIFMA”) Municipal Swap Index plus 3.25% per annum (3.31% at December 31, 2013). The Company determined that the special contribution/distribution arrangement was an embedded derivative that meets the criteria for bifurcation and recorded a derivative liability of $4.1 million at acquisition. The bifurcated derivative did not qualify as a hedging instrument, so changes in the estimated fair value of the derivative were recognized in income. On July 18, 2014, the bonds were repaid at par, the joint venture was dissolved and the embedded derivative liability was settled for $140,000. For the years ended December 31, 2014, 2013 and 2012, $2.3 million, $(112,000) and $(734,000), respectively, are included in other gain (loss), net in the accompanying statements of operations.
The fair values of derivative instruments included in the Company’s consolidated balance sheets are as follows:

	December 31,
(In thousands)	2014	2013
Assets
Foreign exchange contracts designated as hedging instruments	$25,820	$2,126
Interest rate contracts designated as hedging instruments	402	11
Interest rate contracts not designated as hedging instruments	257	971
Total derivatives included in other assets	$26,479	$3,108
Liabilities
Foreign exchange contracts designated as hedging instruments	$6,718	$5,504
Embedded derivative liability not designated as a hedging instrument	—	2,952
Total derivatives included in accrued and other liabilities	$6,718	$8,456
Certain counterparties to the derivative instruments require the Company to deposit cash or other eligible collateral for derivative financial liabilities exceeding $100,000. As of December 31, 2014, the Company had no amounts on deposit related to these agreements.

11. Fair Value Measurements
Financial Instruments Reported at Fair Value
The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis. The following table summarizes the fair values of those assets and liabilities:

	December 31,
(In thousands)	2014	2013
Assets
Beneficial interests in debt securities	$—	$30,834
Foreign currency derivative contracts	25,820	2,126
Interest rate derivative contracts	659	982
	$26,479	$33,942
Liabilities
Foreign currency derivative contracts	$6,718	$5,504
Embedded derivative liability associated with beneficial interests in debt securities	—	2,952
	$6,718	$8,456
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

	Fair Value Measurements Using
(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Carrying Value
December 31, 2014
Assets
Investments in unconsolidated joint ventures	$—	$—	$1,963,965	$1,963,965	$1,646,977
Loans held for investment	—	—	2,163,500	2,163,500	2,131,134
Liabilities
Line of credit	$—	$164,000	$—	$164,000	$164,000
Secured and unsecured debt	—	—	1,442,397	1,442,397	1,442,397
CMBS debt	—	536,927	—	536,927	537,268
Convertible senior notes	617,763	—	—	617,763	604,498

December 31, 2013
Assets
Investments in unconsolidated joint ventures	$—	$5,953	$1,524,621	$1,530,574	$1,369,529
Loans held for investment	—	—	1,034,600	1,034,600	1,028,654
Liabilities
Line of credit	$—	$138,500	$—	$138,500	$138,500
Secured financing	—	—	277,600	277,600	277,607
Convertible senior notes	208,000	—	—	208,000	200,000
The Company estimates the fair value of financial instruments carried at historical cost on a quarterly basis. These instruments are recorded at fair value only if they are impaired. No impairment was recognized during the years ended December 31, 2014, 2013 and 2012.

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
The fair values of the Company's secured financing and line of credit at December 31, 2014 and 2013 were estimated by discounting expected future cash outlays at current interest rates available for similar instruments. The fair value of CMBS debt was determined using the last trade price in active markets if available, or for recent securitization transactions, was estimated as approximating carrying value at December 31, 2014. The fair value of convertible senior notes was determined using the last trade price in active markets on the balance sheet date.
The carrying values of interest receivable and accrued and other liabilities approximate their fair values due to their short term nature. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different assumptions or methodologies could have a material effect on the estimated fair value amounts.

12. Stockholders’ Equity and Noncontrolling Interests
The Company’s authorized capital stock consists of 50,000,000 shares of preferred stock, $0.01 par value per share, and 450,000,000 shares of common stock, $0.01 par value per share.
Series A Preferred Stock
As of December 31, 2014 and 2013, the Company had 10,080,000 shares of its 8.5% Series A Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share (“Series A Preferred Stock”), issued and outstanding. The Series A Preferred Stock must be paid a dividend at a rate of 8.5% per year on the $25.00 liquidation preference before the common stock is entitled to receive any dividends.
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
Series B Preferred Stock
In June 2014, the Company completed an underwritten public offering of 3,450,000 shares of its 7.5% Series B Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share ("Series B Preferred Stock"). The net offering proceeds, after deducting underwriting discounts and commissions and offering costs payable by the Company, were approximately $83.4 million. The Company used the net proceeds from the offering to repay amounts outstanding under the line of credit at the time of the offering, to fund acquisitions of target assets and for working capital and general corporate purposes. The Series B Preferred Stock must be paid a dividend at a rate of 7.5% per year on the $25.00 liquidation preference before the common stock is entitled to receive any dividends.
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
Common Stock Offerings
The following table summarizes the sales of the Company's common stock during the years ended December 31, 2014, 2013 and 2012:

(In thousands, except per share data)	Number of Shares	Average Price per Share	Net Proceeds (1)
September 2012	8,050	$18.53	$148,969
December 2012	11,500	19.29	221,348
January 2013	11,500	20.20	232,020
November 2013	10,000	20.21	201,758
At-the-market sales in 2013	1,902	21.65	40,765
March 2014	14,950	21.90	327,115
July 2014	17,250	22.14	381,545
At-the-market sales in 2014	406	21.07	8,465
__________

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
Shares Issued to Manager
During the years ended December 31, 2014, 2013 and 2012, the Company issued 21,119, 0 and 65,703 shares of its common stock, respectively, to the Manager in full payment of the incentive fees earned by the Manager (see Note 14).
Accumulated Other Comprehensive Income
The following tables present the changes in each component of accumulated other comprehensive income attributable to the stockholders, net of immaterial tax effect:

(In thousands)	Equity in AOCI of Unconsolidated Joint Ventures	Unrealized Gain/Loss on Beneficial Interests in Debt Securities	Unrealized Gain/Loss on Fair Value of Cash Flow Hedge	Foreign Currency Translation Gain/Loss	Unrealized Gain/Loss on Fair Value of Net Investment Hedges	Total
Balance at December 31, 2011	$(406)	$611	$—	$(4,328)	$1,793	$(2,330)
Other comprehensive income (loss) before reclassifications	7,135	266	—	905	(1,176)	7,130
Amounts reclassified from accumulated other comprehensive income	—	—	—	356	28	384
Net other comprehensive income (loss)	7,135	266	—	1,261	(1,148)	7,514
Balance at December 31, 2012	6,729	877	—	(3,067)	645	5,184
Other comprehensive income (loss) before reclassifications	9,787	(552)	(19)	4,983	(3,846)	10,353
Amounts reclassified from accumulated other comprehensive income	(12,895)	—	—	(67)	18	(12,944)
Net other comprehensive (loss) income	(3,108)	(552)	(19)	4,916	(3,828)	(2,591)
Balance at December 31, 2013	3,621	325	(19)	1,849	(3,183)	2,593
Other comprehensive income (loss) before reclassifications	1,511	(2,488)	(82)	(54,266)	26,732	(28,593)
Amounts reclassified from accumulated other comprehensive income	(4,681)	2,163	—	(226)	253	(2,491)
Net other comprehensive (loss) income	(3,170)	(325)	(82)	(54,492)	26,985	(31,084)
Balance at December 31, 2014	$451	$—	$(101)	$(52,643)	$23,802	$(28,491)
Information about amounts reclassified out of accumulated other comprehensive income by component is presented below:

(In thousands)	Year Ended December 31,			Affected Line Item in the Consolidated Statements of Operations
Component of Accumulated Other Comprehensive Income (Loss)	2014	2013	2012
Equity in realized gain on sale of marketable securities of unconsolidated joint ventures	$4,681	$12,895	$—	Equity in income of unconsolidated joint ventures
Settlement loss on beneficial interests in debt securities	(2,163)	—	—	Other loss, net
Realized foreign exchange gain (loss)	226	67	(356)	Other gain (loss), net
Net settlement loss on derivative instruments designated as net investment hedges	(253)	(18)	(28)	Other loss, net
Noncontrolling Interests
The Company often enters into investments with various Co-Investment Funds pursuant to an investment allocation agreement among the Company, the Manager and Colony Capital. A substantial portion of noncontrolling interests represent interests held by private investment funds or other investment vehicles managed by Colony Capital or its affiliates, while the remainder represents interests held by unaffiliated strategic investment partners. Amounts representing noncontrolling interests in less-than-wholly-owned subsidiaries are disclosed on the face of the accompanying consolidated financial statements.
ColFin Industrial Partnership—In connection with the acquisition of a portfolio of light industrial real estate assets (see Note 5), a wholly-controlled subsidiary of the Company (the "General Partner") and third-party limited partners (the "Limited Partners") entered into a limited partnership agreement on December 16, 2014 (the "Initial Closing"). The General Partner and the Limited Partners funded initial capital calls of approximately $560 million to complete the acquisition and committed to future potential capital contributions totaling approximately $390 million in the aggregate to target and grow a platform of primarily U.S. light industrial assets. The Limited Partners' interest in the light industrial portfolio is approximately 37% as of December 31, 2014. The Company may sell additional interests to other limited partner participants in the future subject to retaining a minimum 51% interest in the portfolio. The Company, as general partner, is entitled to (i) quarterly profits interest distributions equal to 0.4% of limited partners’ capital contributions used during a quarter to fund an investment, plus 0.1% of limited partners’ net funded capital contributions as of the last day of the previous fiscal quarter, and (ii) carried interest distributions pursuant to the partnership agreement (net of carried interest that may be allocated to the management team of Colony Capital and its affiliates in the future under market terms).
Pursuant to the partnership agreement described above, certain Limited Partners have a right to redeem their limited partnership interests for shares of the Company's common stock after the second anniversary of the Initial Closing and subject to the Anti-Dilution Limitations as defined below. Redemption of limited partnership interests in exchange for shares is not permitted if such redemption would be dilutive of any of the following Company metrics, as measured for each of the previous year-to-date and quarter-to-date periods (the “Anti-Dilutive Limitations"): earnings per share, Core Earnings per share and funds from operations ("FFO") per share. The number of shares shall be determined by dividing the net asset value of the limited partnership interest to be redeemed (less distributions payable to the General Partner) by the value of the Company's common stock shares (calculated as the greater of (i) the most recent quarterly net asset value per share of the Company's common stock or (ii) the 30-day volume weighted average price of the Company’s common stock measured prior to the redemption date), reduced by a redemption discount factor. Any limited partnership interest to be redeemed between the second anniversary and the eighth anniversary of the Initial Closing shall be subject to certain redemption discount factors over such period. Any redemption after the eighth anniversary of the Initial Closing shall not be subject to a redemption discount factor.
Redemptions may only take place on the last business day of each of the first three calendar quarters of each year (but not the fourth calendar quarter of each such year), unless otherwise deferred or delayed by the General Partner in accordance with the terms of the partnership agreement. In addition, any redemption is subject to and limited by the ownership limits in the charters of the Company and each subsidiary real estate investment trust (a "REIT Subsidiary") of ColFin Industrial Partnership to maintain its qualification as a REIT, and in the case of a REIT Subsidiary, a “domestically controlled qualified investment entity”, as well as the Company’s and each REIT Subsidiary’s obligations to comply with other applicable tax and securities laws, New York Stock Exchange and similar exchange and/or regulatory requirements. The General Partner is not required to redeem limited partnership units for cash or other alternative consideration other than shares of the Company's common stock.

13. Earnings per Share
The following table provides the basic and diluted earnings per common share computations:

	Year Ended December 31,
(In thousands, except per share data)	2014	2013	2012
Numerator:
Net income	$159,711	$125,923	$68,205
Net income attributable to noncontrolling interest	(36,562)	(24,158)	(6,194)
Net income attributable to Colony Financial, Inc.	123,149	101,765	62,011
Preferred dividends	(24,870)	(21,420)	(13,915)
Net income attributable to common stockholders	98,279	80,345	48,096
Net income allocated to participating securities (nonvested shares)	(990)	(725)	(476)
Numerator for basic net income allocated to common stockholders	97,289	79,620	47,620
Interest expense attributable to convertible senior notes (1)	—	—	—
Numerator for diluted net income allocated to common stockholders	$97,289	$79,620	$47,620
Denominator:
Basic weighted average number of common shares outstanding	96,694	66,182	35,926
Weighted average effect of dilutive shares (1)	5	—	17
Diluted weighted average number of common shares outstanding	96,699	66,182	35,943
Earnings per share:
Net income attributable to common stockholders per share–basic	$1.01	$1.20	$1.33
Net income attributable to common stockholders per share–diluted	$1.01	$1.20	$1.32
__________

(1)
For the years ended December 31, 2014 and 2013, excluded from the calculation of diluted income per share is the effect of adding back $23.3 million and $7.6 million, respectively, of interest expense and 20,784,600 and 6,154,100 weighted average dilutive common share equivalents, respectively, for the assumed conversion of the Convertible Notes as their inclusion would be antidilutive. For the year ended December 31, 2014, also excluded from the calculation of diluted income per share is the effect of adding back $25,000 of interest expense and 14,700 weighted average dilutive common share equivalents for the assumed repayment of the $10 million unsecured note issued to Cobalt Capital Management, L.P. (see Note 5 and Note 9) in shares of the Company's common stock as its inclusion would be antidilutive. For the years ended December 31, 2014 and December 31, 2012, weighted average dilutive shares include the effect of 4,900 and 17,600 shares of common stock, respectively, issuable to the Manager for incentive fees incurred for the respective periods.

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
The incentive fee is payable to the Manager quarterly in arrears in shares of the Company’s common stock, subject to certain ownership and NYSE limitations. The number of shares to be issued to the Manager is equal to the dollar amount of the portion of the quarterly installment of the incentive fee payable in shares divided by the average of the closing prices of the Company’s common stock on the NYSE for the five trading days prior to the date on which such quarterly installment is settled. The Company issued 21,119, 0 and 65,703 shares of its common stock during the years ended December 31, 2014, 2013 and 2012, respectively, for incentive fees.
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

In addition, one of the unconsolidated joint ventures reimburses AMC Milestone North for any expenses not covered by the 50-basis point fee. Asset management fees and expense reimbursements were $0.8 million, $1.3 million and $2.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. Pursuant to a cost allocation arrangement, the Company reimburses an affiliate of the Manager for compensation, overhead and direct costs incurred by the affiliate related to providing asset management services. The Company reimbursed the affiliate $0.9 million, $0.8 million and $1.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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
The following table summarizes the amounts incurred by the Company and payable to the Manager or its affiliates for the periods presented:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Base management fees	$32,285	$22,265	$12,332
Incentive fees	464	—	936
Compensation pursuant to secondment agreement	1,778	1,286	1,207
Allocated and direct investment-related expenses	2,846	1,771	1,657
Allocated and direct administrative expenses	3,301	1,787	1,253
	$40,674	$27,109	$17,385
The following table summarizes the amounts due to the Manager or its affiliates as of each balance sheet date:

	December 31,
(In thousands)	2014	2013
Base management fees	$9,173	$6,045
Secondment reimbursement	1,393	895
Reimbursement of direct and allocated administrative and investment costs	1,670	1,046
	$12,236	$7,986
Combination with Colony Capital
On December 23, 2014, the Company and Colony Capital entered into definitive agreements providing for an operating subsidiary of the Company (“OP”) to acquire Colony Capital’s trademark name and substantially all of its real estate investment management business and operations, excluding those conducted exclusively in connection with Colony American Homes, Inc. (“CAH”), which is now an internally managed company (the "Combination"). Upon consummation of the Combination, Colony Capital's personnel would become employed by the Company and the Company would become an internally managed REIT. In addition, the Company plans to change its name from Colony Financial, Inc. to Colony Capital, Inc., but the Company’s common stock, which will be reclassified as Class A Common Stock, would continue to be listed on the NYSE under the ticker symbol “CLNY.”
In connection with the Combination, the Company will issue up to approximately 3.94 million shares of Class A Common Stock, and up to 665,593 shares of newly created Class B Common Stock, and OP will issue up to approximately 25.22 million units of membership ("OP Units") for both the Upfront Consideration and Contingent Consideration, as defined below. Each share of Class B Common Stock and each OP Unit will be, at the holder’s option, convertible into one share of Class A Common Stock, subject, in the case of OP Units, to the terms and conditions set forth in the operating agreement of OP.
The above consideration represented a value of $657.5 million at the time of the announcement of the transaction based on a reference price of $22.05 per share (the “Reference Price”). The Reference Price was used to determine the number of shares and OP Units to be issued in connection with the Combination. The final value at closing of the Combination will be dependent upon the price of the Company’s common stock on the closing date.
The aggregate potential consideration consists of:

•
fixed upfront consideration to be paid in a combination of up to approximately 2.83 million shares of Class A Common Stock, 566,635 shares of Class B Common Stock and approximately 21.44 million OP Units, subject to certain adjustments as described below (the "Upfront Consideration"); and

•
contingent consideration to be paid in a combination of up to approximately 1.11 million shares of Class A Common Stock, 98,958 shares of Class B Common Stock and approximately 3.78 million OP Units, subject to multi-year performance targets for achievement of certain funds from operations (“FFO”) per share targets and capital-raising thresholds from the funds management businesses (the "Contingent Consideration"). If the minimum performance target for either of these metrics is not met or exceeded, a portion of the Contingent Consideration paid in respect of the other metric would not be paid out in full.

 Up to 151,520 shares of Class A Common Stock, 13,494 shares of Class B Common Stock and 515,258 OP Units may be reallocated to Upfront Consideration if the volume-weighted average closing price of the Company’s common stock over the 10 trading days prior to the tenth calendar day preceding the date of a shareholder vote were to exceed $24.05, with the full amount reallocated if such volume-weighted average closing price of the Company’s common stock were to equal or exceed $27.05.
The Upfront Consideration is subject to adjustments at closing in respect of cash, indebtedness and net working capital. If the closing adjustment results in an increase to the Upfront Consideration, such adjustment will, subject to the applicable cap, be paid in cash and to the extent such adjustment exceeds the applicable cap, will increase the number of OP Units to be issued in connection with the Combination. If the closing adjustment results in a decrease to the Upfront Consideration, such adjustment will reduce the number of OP Units to be issued in connection with the Combination.
The number of shares of Class A Common Stock, shares of Class B Common Stock and OP Units issuable as consideration will be subject to reduction for a portion of any transaction expenses of Colony Capital paid on its behalf by the Company.
Upon consummation of the Combination, all of Colony Capital's senior executives would become employed by the Company. In order to further demonstrate their collective long-term commitment to the Company’s business, Mr. Thomas J. Barrack, Jr., Executive Chairman, and Mr. Richard B. Saltzman, Chief Executive Officer and President, have entered into 5-year employment agreements and related lock-up arrangements with the Company, which, subject to certain exceptions for estate planning, partial share pledges and tax-related sales, will generally restrict them from transferring their respective interests in OP Units and/or shares received in connection with the Combination over the same period as their respective employment agreement terms, which restriction would be ratably reduced over such period. Messrs. Barrack and Saltzman also have entered into non-competition arrangements with the Company, each of which will provide for clawback as to a material portion of consideration in the event such individuals violate the non-compete restrictions during the same period as their respective lock-ups. The employment agreements, and related lock-ups and non-competition arrangements would become effective at the closing of the Combination.
The Combination is expected to close in the first half of 2015 and remains subject to the approval of a supermajority of two-thirds of the Company’s non-affiliated shareholders voting at the shareholder’s meeting and certain other customary closing conditions.

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
A summary of the Company’s vested and nonvested shares under the Director Stock Plan and Equity Incentive Plan for the year ended December 31, 2014 is presented below:

	Restricted Stock Grants to Non-Executive Directors	Restricted Stock Grants to Employee	Restricted Stock Grants to the Manager or Manager's Employees	Total	Weighted Average Grant Date Fair Value
Nonvested shares at December 31, 2013	6,837	17,172	488,759	512,768	$18.28
Granted	15,234	—	500,000	515,234	20.32
Vested	(6,837)	(8,586)	(322,505)	(337,928)	18.83
Forfeited	—	—	(636)	(636)	16.16
Nonvested shares at December 31, 2014	15,234	8,586	665,618	689,438	$19.54
Weighted average grant-date fair value per share for shares granted during the period	$22.87	n/a	$20.24
The following table summarizes the components of share-based compensation included in the consolidated statements of operations:

	Year Ended December 31,
(In thousands, except per share amounts)	2014	2013	2012
Share-based compensation included in management fees	$10,384	$3,998	$5,714
Share-based compensation included in administrative expenses	417	285	419
Total fair value of shares vested (1)	6,855	182	6,079
Weighted average grant-date fair value per share for shares granted during the period (1)	20.32	21.94	17.79
__________

(1)	Based on the quoted closing share price of the Company's common stock on the NYSE on grant date or vesting date.
As of December 31, 2014, aggregate unrecognized compensation cost related to restricted stock granted under the Director Stock Plan and Equity Incentive Plan was approximately $8.5 million. That cost is expected to be fully recognized over a weighted-average period of 21 months.

16. Income Taxes
The Company’s taxable REIT subsidiaries (each a “TRS”) are subject to corporate-level federal, state, foreign and local income taxes. The following is a summary of the Company’s income tax provision:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Current
Federal	$1,339	$1,470	$2,242
State	369	671	669
Total current tax provision	1,708	2,141	2,911
Deferred
Federal	(3,307)	(1,115)	(661)
State	(800)	(367)	(85)
Total deferred tax benefit	(4,107)	(1,482)	(746)
Total income tax (benefit) provision	$(2,399)	$659	$2,165
Net deferred tax assets of $6.5 million and $2.4 million are included in other assets as of December 31, 2014 and 2013, respectively. Deferred tax assets and liabilities arise from temporary differences in income recognition for GAAP and tax purposes of investments held through TRSs, primarily due to the timing of discount amortization on purchased loans, accelerated depreciation of real estate for tax purposes and accelerated impairment recognition under GAAP.
The following table summarizes the income tax treatment of dividends declared:

	Year Ended December 31,
	2014	2013	2012
Common Stock:
Ordinary income per share	$1.08	$0.98	$0.83
Long-term capital gains per share	0.36	0.42	0.61
Total dividends declared per share	$1.44	$1.40	$1.44
Series A Preferred Stock:
Ordinary income per share	$1.52	$1.48	$1.01
Long-term capital gains per share	0.60	0.65	0.74
Total dividends declared per share	$2.12	$2.13	$1.75
Series B Preferred Stock:
Ordinary income per share	$0.77	$—	$—
Long-term capital gains per share	0.30	—	—
Total dividends declared per share	$1.07	$—	$—

17. Commitments and Contingencies
Pursuant to the operating agreements of certain unconsolidated joint ventures, the joint venture partners may be required to fund additional amounts for future investments, unfunded lending commitments, ordinary operating costs, guaranties or commitments of the joint ventures. As of December 31, 2014, the Company’s share of those commitments was $314.7 million.
The Company may be required to fund additional amounts to borrowers pursuant to certain loan agreements. As of December 31, 2014, the Company had combined unfunded lending commitments of $111.4 million.
In connection with the acquisition of a light industrial portfolio and operating platform on December 18, 2014 (see Note 5), the Company, together with 37% third-party limited partners, may be required to fund additional amounts for future real estate acquisitions and operating costs through ColFin Industrial Partnership. As of December 31, 2014, such unfunded commitment was $389.6 million, representing $246.1 million for the Company and $143.5 million for the limited partners.
In connection with financing arrangements for certain unconsolidated joint ventures, the Company provided customary non-recourse carve-out guaranties. The Company believes that the likelihood of making any payments under the guaranties is remote, and has not accrued for a guaranty liability as of December 31, 2014.
On March 6, 2014, the Company committed $100 million of new equity in a consortium that agreed to acquire all of the outstanding shares of Safeway Inc. pursuant to a merger agreement. In January 2015, the Company invested $50 million of equity, alongside $50 million from a passive co-investment partner. The Company owns an indirect interest in AB Acquisition LLC, the consortium’s holding company that includes ownership interests in 2,230 grocery stores across a range of recognized brands including Safeway and Albertsons.

In the ordinary course of business, the Company may be involved in litigation which may result in legal costs and liability that could have a material effect on the Company’s financial position and results of operations. At December 31, 2014, the Company was not involved in such litigation.
Ground Leases
In connection with certain properties acquired during 2014, the Company assumed certain noncancelable operating ground leases as lessee or sublessee. The ground leases expire at various times through 2068. Certain leases require contingent rent payments based on a percentage of gross rental receipts, net of certain operating expenses, as defined in the lease. For the year ended December 31, 2014, ground rent expense was $106,000, including $6,000 of contingent rent. Rents paid under the ground leases are recoverable from tenants.
Minimum future rent commitments under the ground leases as of December 31, 2014 are as follows:

Year Ending December 31,	(In thousands)
2015	$253
2016	255
2017	255
2018	255
2019	255
2020 and after	10,687
Total	$11,960

18. Segment Information
The operating results for each of the reportable segments are summarized below:

(In thousands)	Real Estate Debt Investments	Light Industrial Portfolio	Single-Family Residential Rentals	Other Real Estate Equity Investments	Amounts Not Allocated to Segments	Total
Year Ended December 31, 2014
Income:
Interest income	$204,054	$—	$—	$—	$307	$204,361
Rental income and tenant reimbursements	—	5,365	—	15,597	—	20,962
Equity in income (loss) of unconsolidated joint ventures	86,495	—	(15,901)	3,235	—	73,829
Other income	908	—	—	—	589	1,497
Total income (loss)	291,457	5,365	(15,901)	18,832	896	300,649
Expenses:
Management fees	—	—	—	—	43,133	43,133
Investment and servicing expenses	3,198	304	—	99	2,210	5,811
Transaction costs	5,232	7,450	—	146	8,268	21,096
Interest expense	14,199	1,321	—	4,355	28,490	48,365
Property operating expenses	—	1,544	—	4,019	—	5,563
Depreciation and amortization	—	3,391	—	5,786	—	9,177
Administrative expenses	577	—	—	—	10,831	11,408
Total expenses	23,206	14,010	—	14,405	92,932	144,553
Other gain (loss), net	165	(22)	—	—	1,073	1,216
Income (loss) before income taxes	268,416	(8,667)	(15,901)	4,427	(90,963)	157,312
Income tax benefit	—	—	—	—	(2,399)	(2,399)
Net income (loss)	268,416	(8,667)	(15,901)	4,427	(88,564)	159,711
Net income (loss) attributable to noncontrolling interests	37,683	(3,143)	—	2,022	—	36,562
Net income (loss) attributable to Colony Financial, Inc.	$230,733	$(5,524)	$(15,901)	$2,405	$(88,564)	$123,149

(In thousands)	Real Estate Debt Investments	Single-Family Residential Rentals	Other Real Estate Equity Investments	Amounts Not Allocated to Segments	Total
Year Ended December 31, 2013
Income:
Interest income	$80,753	$—	$—	$282	$81,035
Rental income and tenant reimbursements	—	—	789	—	789
Equity in income (loss) of unconsolidated joint ventures	89,553	(8,013)	19,168	—	100,708
Other income	1,267	—	—	—	1,267
Total income (loss)	171,573	(8,013)	19,957	282	183,799
Expenses:
Management fees	—	—	—	26,263	26,263
Investment and servicing expenses	2,247	—	26	955	3,228
Transaction costs	1,210	—	597	—	1,807
Interest expense	5,295	—	227	13,316	18,838
Property operating expenses	—	—	197	—	197
Depreciation and amortization	—	—	310	—	310
Administrative expenses	178	—	—	7,370	7,548
Total expenses	8,930	—	1,357	47,904	58,191
Other gain, net	974	—	—	—	974
Income (loss) before income taxes	163,617	(8,013)	18,600	(47,622)	126,582
Income tax provision	—	—	—	659	659
Net income (loss)	163,617	(8,013)	18,600	(48,281)	125,923
Net income attributable to noncontrolling interests	22,892	—	1,266	—	24,158
Net income (loss) attributable to Colony Financial, Inc.	$140,725	$(8,013)	$17,334	$(48,281)	$101,765

(In thousands)	Real Estate Debt Investments	Single-Family Residential Rentals	Other Real Estate Equity Investments	Amounts Not Allocated to Segments	Total
Year Ended December 31, 2012
Income:
Interest income	$37,083	$—	$—	$170	$37,253
Equity in income (loss) of unconsolidated joint ventures	60,313	(2,126)	10,550	—	68,737
Other income	1,973	—	—	—	1,973
Total income (loss)	99,369	(2,126)	10,550	170	107,963
Expenses:
Management fees	—	—	—	18,982	18,982
Investment and servicing expenses	2,457	—	22	498	2,977
Interest expense	4,409	—	—	3,839	8,248
Administrative expenses	—	—	—	6,346	6,346
Total expenses	6,866	—	22	29,665	36,553
Other loss, net	(1,040)	—	—	—	(1,040)
Income (loss) before income taxes	91,463	(2,126)	10,528	(29,495)	70,370
Income tax provision	—	—	—	2,165	2,165
Net income (loss)	91,463	(2,126)	10,528	(31,660)	68,205
Net income attributable to noncontrolling interests	6,194	—	—	—	6,194
Net income (loss) attributable to Colony Financial, Inc.	$85,269	$(2,126)	$10,528	$(31,660)	$62,011

The net investments in each of the reportable segments are summarized as follows:

(In thousands)	December 31, 2014	December 31, 2013
Assets:
Real estate debt investments	$2,978,718	$1,707,228
Light industrial portfolio	1,681,980	—
Single-family residential rentals	494,613	530,007
Other real estate equity investments	550,216	344,244
Other assets not allocated to segments	166,321	47,073
Total consolidated assets	$5,871,848	$2,628,552

19. Selected Quarterly Financial Information (Unaudited)
The following is a summary of quarterly results of operations for the years ended December 31, 2014 and 2013:

	2014 Quarter Ended				2013 Quarter Ended
(In thousands, except per share data)	Dec 31	Sep 30	Jun 30	Mar 31	Dec 31	Sep 30	Jun 30	Mar 31
Interest income (1)	$54,447	$62,849	$53,963	$33,102	$26,486	$22,122	$21,015	$11,412
Rental income and tenant reimbursements	10,143	4,323	3,255	3,241	789	—	—	—
Equity in income of unconsolidated joint ventures	20,813	9,263	21,114	22,639	30,862	25,052	22,992	21,802
Other income	194	847	231	225	283	296	317	371
Total income	85,597	77,282	78,563	59,207	58,420	47,470	44,324	33,585
Management fees	11,766	10,717	9,937	10,713	6,951	6,520	6,422	6,370
Other expenses	43,078	21,119	17,844	19,379	12,167	7,861	7,094	4,806
Total expenses	54,844	31,836	27,781	30,092	19,118	14,381	13,516	11,176
Other (loss) gain, net (1)	(22)	37	221	980	(19)	860	196	(63)
Income tax provision (benefit)	(181)	(2,464)	1	245	79	(14)	242	352
Net income	30,912	47,947	51,002	29,850	39,204	33,963	30,762	21,994
Net income attributable to noncontrolling interest	6,096	8,993	13,353	8,120	8,946	7,514	5,111	2,587
Net income attributable to Colony Financial, Inc.	24,816	38,954	37,649	21,730	30,258	26,449	25,651	19,407
Preferred dividends	6,972	6,972	5,571	5,355	5,355	5,355	5,355	5,355
Net income attributable to common stockholders	$17,844	$31,982	$32,078	$16,375	$24,903	$21,094	$20,296	$14,052
Net income per common share—basic	$0.16	$0.30	$0.35	$0.20	$0.34	$0.32	$0.31	$0.22
Net income per common share—diluted	$0.16	$0.30	$0.34	$0.20	$0.34	$0.32	$0.31	$0.22
__________

(1)
Prepayment fees and accelerated amortization of origination fees or purchase discounts resulting from early repayments of loans receivable have been reclassified from other gain to interest income for the previously reported quarters through June 30, 2014. See Note 2—"Reclassification" for further discussion.

20. Subsequent Events
Subsequent to December 31, 2014, the Company invested and committed a combined $162 million in four new investments, net of concurrent non-recourse investment-level financing, and $70 million in three new loan originations in the Transitional CRE Lending Platform.

COLONY FINANCIAL, INC.
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2014

(Amounts in thousands)		Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Cost Basis at December 31, 2014 (1)			Accumulated Depreciation (2)	Net Carrying Amount
Property Type and Location	Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total			Date of Acquisition
Industrial Properties:
East Watkins St. - Phoenix, AZ	$1,386	$908	$956	$—	$908	$956	$1,864	$2	$1,862	12/18/14
North 48th Ave. 1 - Phoenix, AZ	2,434	1,133	2,508	—	1,133	2,508	3,641	5	3,636	12/18/14
North 48th Ave. 2 - Phoenix, AZ	353	209	373	—	209	373	582	1	581	12/18/14
North 48th Ave. 3 - Phoenix, AZ	2,399	1,133	2,248	—	1,133	2,248	3,381	4	3,377	12/18/14
North 48th Ave. 4 - Phoenix, AZ	671	291	747	—	291	747	1,038	1	1,037	12/18/14
North 48th Ave. 5 - Phoenix, AZ	528	240	633	—	240	633	873	1	872	12/18/14
South 15th - Phoenix, AZ	7,283	1,668	6,891	—	1,668	6,891	8,559	9	8,550	12/18/14
South 48th Ave. - Phoenix, AZ	2,514	1,196	2,642	—	1,196	2,642	3,838	3	3,835	12/18/14
South Palo Verde - Phoenix, AZ	5,654	1,193	6,277	—	1,193	6,277	7,470	15	7,455	12/18/14
West Fairmont - Phoenix, AZ	1,487	439	1,904	—	439	1,904	2,343	5	2,338	12/18/14
Denver Business Center - Denver, CO	4,391	1,342	5,610	—	1,342	5,610	6,952	8	6,944	12/18/14
Denver Business Center #5 - Denver, CO	10,952	2,227	11,761	—	2,227	11,761	13,988	16	13,972	12/18/14
East 51st Avenue - Denver, CO	3,286	946	3,580	—	946	3,580	4,526	5	4,521	12/18/14
Moline Distribution Center - Denver, CO	4,051	1,045	4,039	—	1,045	4,039	5,084	6	5,078	12/18/14
Moncrieff Distribution Center - Denver, CO	6,125	1,501	6,674	—	1,501	6,674	8,175	9	8,166	12/18/14
Odessa Way - Denver, CO	5,583	1,477	5,653	—	1,477	5,653	7,130	7	7,123	12/18/14
West 53rd Place - Denver, CO	7,841	2,161	7,748	—	2,161	7,748	9,909	12	9,897	12/18/14
West Evans - Denver, CO	3,519	657	3,826	—	657	3,826	4,483	5	4,478	12/18/14
Chancellor Drive - Orlando, FL	8,547	2,166	10,016	—	2,166	10,016	12,182	16	12,166	12/18/14
Kingspointe Parkway - Orlando, FL	7,540	2,148	8,578	—	2,148	8,578	10,726	16	10,710	12/18/14
La Quinta Drive - Orlando, FL	5,223	1,811	6,678	—	1,811	6,678	8,489	11	8,478	12/18/14
123rd Circle North - Tampa, FL	4,017	370	4,378	—	370	4,378	4,748	6	4,742	12/18/14
Corporex Drive - Tampa, FL	4,566	968	4,993	—	968	4,993	5,961	10	5,951	12/18/14
Eastgate Distribution Center - Tampa, FL	9,706	1,396	11,268	—	1,396	11,268	12,664	14	12,650	12/18/14
New Tampa Commerce Center - Tampa, FL	11,871	1,544	11,499	—	1,544	11,499	13,043	22	13,021	12/18/14
Atlanta Industrial Parkway 1 - Atlanta, GA	817	331	988	—	331	988	1,319	2	1,317	12/18/14
Atlanta Industrial Parkway 2 - Atlanta, GA	2,355	758	2,037	—	758	2,037	2,795	4	2,791	12/18/14
Atlanta Industrial Parkway 3 - Atlanta, GA	357	263	325	—	263	325	588	1	587	12/18/14
Atlanta Industrial Parkway 4 - Atlanta, GA	2,890	886	3,249	—	886	3,249	4,135	6	4,129	12/18/14
Atlanta Industrial Parkway 5 - Atlanta, GA	2,132	769	3,057	—	769	3,057	3,826	5	3,821	12/18/14
Atwater Court 1 - Atlanta, GA	2,549	625	3,444	—	625	3,444	4,069	7	4,062	12/18/14
Atwater Court 2 - Atlanta, GA	1,995	485	2,367	—	485	2,367	2,852	5	2,847	12/18/14
Boatrock Blvd 1 - Atlanta, GA	1,375	424	1,744	—	424	1,744	2,168	3	2,165	12/18/14

(Amounts in thousands)		Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Cost Basis at December 31, 2014 (1)			Accumulated Depreciation (2)	Net Carrying Amount
Property Type and Location	Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total			Date of Acquisition
Boatrock Blvd 2 - Atlanta, GA	713	260	796	—	260	796	1,056	1	1,055	12/18/14
Boatrock Blvd 3 - Atlanta, GA	673	205	689	—	205	689	894	1	893	12/18/14
Brook Hollow Distribution Center - Atlanta, GA	10,230	1,858	13,768	—	1,858	13,768	15,626	21	15,605	12/18/14
Bucknell - Atlanta, GA	1,125	463	1,081	—	463	1,081	1,544	2	1,542	12/18/14
Buford Highway - Atlanta, GA	7,157	1,208	9,274	—	1,208	9,274	10,482	13	10,469	12/18/14
Button Gwinnett - Atlanta, GA	6,337	1,128	8,628	—	1,128	8,628	9,756	13	9,743	12/18/14
Cedars Road - Atlanta, GA	5,827	1,212	5,833	—	1,212	5,833	7,045	7	7,038	12/18/14
Cobb Parkway - Atlanta, GA	5,455	815	6,187	—	815	6,187	7,002	11	6,991	12/18/14
Commerce Drive 1 - Atlanta, GA	2,391	467	3,077	—	467	3,077	3,544	5	3,539	12/18/14
Commerce Drive 2 - Atlanta, GA	2,433	402	3,084	—	402	3,084	3,486	5	3,481	12/18/14
Commerce Drive 3 - Atlanta, GA	2,347	529	2,849	—	529	2,849	3,378	5	3,373	12/18/14
Commerce Park - Atlanta, GA	3,165	309	3,670	—	309	3,670	3,979	5	3,974	12/18/14
Commerce Way - Atlanta, GA	2,111	309	2,878	—	309	2,878	3,187	4	3,183	12/18/14
Corporate Drive 2 - Atlanta, GA	3,321	366	4,447	—	366	4,447	4,813	7	4,806	12/18/14
Delk Road - Atlanta, GA	2,387	264	2,598	—	264	2,598	2,862	4	2,858	12/18/14
Frederick Drive - Atlanta, GA	1,659	695	1,783	—	695	1,783	2,478	3	2,475	12/18/14
Fulton - Atlanta, GA	1,221	584	1,341	—	584	1,341	1,925	2	1,923	12/18/14
Great Southwest Pkwy 1 - Atlanta, GA	1,132	446	858	—	446	858	1,304	2	1,302	12/18/14
Great Southwest Pkwy 2 - Atlanta, GA	1,416	934	1,239	—	934	1,239	2,173	3	2,170	12/18/14
Great Southwest Pkwy 3 - Atlanta, GA	594	332	757	—	332	757	1,089	1	1,088	12/18/14
Great Southwest Pkwy 4 - Atlanta, GA	625	276	400	—	276	400	676	1	675	12/18/14
Great Southwest Pkwy 5 - Atlanta, GA	694	188	975	—	188	975	1,163	2	1,161	12/18/14
Hamilton Mill Business Center - Atlanta, GA	7,003	1,002	8,629	—	1,002	8,629	9,631	12	9,619	12/18/14
Interstate West Parkway - Atlanta, GA	2,279	700	3,217	—	700	3,217	3,917	5	3,912	12/18/14
Loyola Drive - Atlanta, GA	1,450	533	2,018	—	533	2,018	2,551	4	2,547	12/18/14
Meca Way - Atlanta, GA	2,754	420	3,536	—	420	3,536	3,956	5	3,951	12/18/14
Northwest Pkwy 1 - Atlanta, GA	2,044	281	3,099	—	281	3,099	3,380	5	3,375	12/18/14
Northwest Pkwy 2 - Atlanta, GA	3,578	437	5,445	—	437	5,445	5,882	8	5,874	12/18/14
Oakbrook 1 - Atlanta, GA	2,964	502	3,028	—	502	3,028	3,530	5	3,525	12/18/14
Oakbrook 2 - Atlanta, GA	2,636	468	2,886	—	468	2,886	3,354	4	3,350	12/18/14
Oakbrook 3 - Atlanta, GA	2,387	529	3,134	—	529	3,134	3,663	5	3,658	12/18/14
Oakbrook 4 - Atlanta, GA	4,891	684	5,310	—	684	5,310	5,994	8	5,986	12/18/14
Oakbrook Summit - Atlanta, GA	10,489	1,443	12,267	—	1,443	12,267	13,710	16	13,694	12/18/14
Old Peachtree Road - Atlanta, GA	2,941	611	3,535	—	611	3,535	4,146	6	4,140	12/18/14
Peachtree Business Center - Atlanta, GA	11,571	1,472	14,312	—	1,472	14,312	15,784	21	15,763	12/18/14
Phillip Lee Drive - Atlanta, GA	2,304	700	3,072	—	700	3,072	3,772	5	3,767	12/18/14
Pickens - Atlanta, GA	3,253	452	4,688	—	452	4,688	5,140	7	5,133	12/18/14

(Amounts in thousands)		Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Cost Basis at December 31, 2014 (1)			Accumulated Depreciation (2)	Net Carrying Amount
Property Type and Location	Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total			Date of Acquisition
Progress Center - Atlanta, GA	4,990	1,119	5,203	—	1,119	5,203	6,322	9	6,313	12/18/14
Satellite 1 - Atlanta, GA	6,614	1,338	7,492	—	1,338	7,492	8,830	13	8,817	12/18/14
Satellite 2 - Atlanta, GA	6,868	1,179	7,720	—	1,179	7,720	8,899	12	8,887	12/18/14
Satellite 3 - Atlanta, GA	4,162	651	4,526	—	651	4,526	5,177	8	5,169	12/18/14
Satellite 4 - Atlanta, GA	5,177	799	6,505	—	799	6,505	7,304	10	7,294	12/18/14
Satellite 5 - Atlanta, GA	4,637	1,571	6,898	—	1,571	6,898	8,469	13	8,456	12/18/14
Shackleford Road - Atlanta, GA	4,205	668	4,607	—	668	4,607	5,275	7	5,268	12/18/14
Shawnee Industrial Way 1 - Atlanta, GA	7,876	1,239	10,789	—	1,239	10,789	12,028	15	12,013	12/18/14
Shawnee Industrial Way 2 - Atlanta, GA	8,829	1,382	8,202	—	1,382	8,202	9,584	9	9,575	12/18/14
Shawnee Ridge 1 - Atlanta, GA	4,720	893	5,320	—	893	5,320	6,213	7	6,206	12/18/14
Shawnee Ridge 2 - Atlanta, GA	12,370	2,749	18,011	—	2,749	18,011	20,760	28	20,732	12/18/14
Summit Ridge 1 - Atlanta, GA	5,329	1,437	6,439	—	1,437	6,439	7,876	8	7,868	12/18/14
Summit Ridge 2 - Atlanta, GA	6,849	1,144	6,682	—	1,144	6,682	7,826	10	7,816	12/18/14
Summit Ridge 3 - Atlanta, GA	3,245	659	4,155	—	659	4,155	4,814	7	4,807	12/18/14
Tradeport I - Atlanta, GA	5,326	1,059	6,317	—	1,059	6,317	7,376	12	7,364	12/18/14
Tradeport II - Atlanta, GA	8,479	765	9,922	—	765	9,922	10,687	12	10,675	12/18/14
Transwest Industrial Park - Atlanta, GA	9,009	2,687	13,189	—	2,687	13,189	15,876	23	15,853	12/18/14
Troon Circle 1 - Atlanta, GA	3,873	877	5,281	—	877	5,281	6,158	8	6,150	12/18/14
Troon Circle 2 - Atlanta, GA	3,878	729	5,022	—	729	5,022	5,751	8	5,743	12/18/14
Troon Circle 3 - Atlanta, GA	4,132	859	5,309	—	859	5,309	6,168	8	6,160	12/18/14
Troon Circle 4 - Atlanta, GA	5,109	992	6,533	—	992	6,533	7,525	10	7,515	12/18/14
Wesleyan Drive - Atlanta, GA	706	317	721	—	317	721	1,038	2	1,036	12/18/14
122nd Street - Chicago, IL	2,495	1,213	2,786	—	1,213	2,786	3,999	5	3,994	12/18/14
171st Street - Chicago, IL	2,012	1,113	1,162	—	1,113	1,162	2,275	4	2,271	12/18/14
Armory 1 - Chicago, IL	2,030	835	1,052	—	835	1,052	1,887	3	1,884	12/18/14
Armory 2 - Chicago, IL	835	614	1,036	—	614	1,036	1,650	4	1,646	12/18/14
Austin Avenue - Chicago, IL	3,341	1,431	2,194	—	1,431	2,194	3,625	5	3,620	12/18/14
Corporate Drive 1 - Chicago, IL	3,130	730	3,667	—	730	3,667	4,397	9	4,388	12/18/14
Crosslink - Chicago, IL	9,728	1,531	9,267	—	1,531	9,267	10,798	15	10,783	12/18/14
Crystal Lake 1 - Chicago, IL	4,916	1,908	7,281	—	1,908	7,281	9,189	12	9,177	12/18/14
Crystal Lake 2 - Chicago, IL	5,171	1,501	6,012	—	1,501	6,012	7,513	10	7,503	12/18/14
Crystal Lake 3 - Chicago, IL	5,381	1,622	6,994	—	1,622	6,994	8,616	13	8,603	12/18/14
Crystal Lake 4 - Chicago, IL	5,785	1,525	5,749	—	1,525	5,749	7,274	10	7,264	12/18/14
East North Avenue - Chicago, IL	2,631	879	2,248	—	879	2,248	3,127	5	3,122	12/18/14
Exchange Avenue - Chicago, IL	10,909	2,977	5,501	—	2,977	5,501	8,478	8	8,470	12/18/14
Fenton - Chicago, IL	5,283	1,217	6,047	—	1,217	6,047	7,264	9	7,255	12/18/14
Frontenac 1 - Chicago, IL	3,351	784	3,490	—	784	3,490	4,274	6	4,268	12/18/14

(Amounts in thousands)		Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Cost Basis at December 31, 2014 (1)			Accumulated Depreciation (2)	Net Carrying Amount
Property Type and Location	Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total			Date of Acquisition
Frontenac 2 - Chicago, IL	1,420	401	1,419	—	401	1,419	1,820	2	1,818	12/18/14
Glen Ellyn - Chicago, IL	3,176	1,035	2,656	—	1,035	2,656	3,691	5	3,686	12/18/14
Hammond - Chicago, IL	1,857	776	1,492	—	776	1,492	2,268	4	2,264	12/18/14
Harvester Road - Chicago, IL	6,150	2,260	5,477	—	2,260	5,477	7,737	12	7,725	12/18/14
Industrial Drive - Chicago, IL	5,713	1,102	6,848	—	1,102	6,848	7,950	10	7,940	12/18/14
Kingsland Drive - Chicago, IL	2,939	1,489	2,506	—	1,489	2,506	3,995	4	3,991	12/18/14
Kirk Road - Chicago, IL	3,640	1,787	4,062	—	1,787	4,062	5,849	9	5,840	12/18/14
Lunt Avenue - Chicago, IL	1,879	563	1,887	—	563	1,887	2,450	3	2,447	12/18/14
Mason Avenue - Chicago, IL	2,686	722	1,825	—	722	1,825	2,547	4	2,543	12/18/14
Meade Avenue - Chicago, IL	688	391	351	—	391	351	742	2	740	12/18/14
Mount Prospect Road - Chicago, IL	4,698	1,662	6,392	—	1,662	6,392	8,054	11	8,043	12/18/14
Northwest Avenue - Chicago, IL	8,220	1,758	10,016	—	1,758	10,016	11,774	14	11,760	12/18/14
Paramount Pkwy 1 - Chicago, IL	2,255	506	2,284	—	506	2,284	2,790	5	2,785	12/18/14
Paramount Pkwy 2 - Chicago, IL	1,860	523	1,812	—	523	1,812	2,335	3	2,332	12/18/14
Powis Road 1 - Chicago, IL	4,062	893	3,742	—	893	3,742	4,635	6	4,629	12/18/14
Powis Road 2 - Chicago, IL	3,299	1,071	3,801	—	1,071	3,801	4,872	8	4,864	12/18/14
Territorial Court - Chicago, IL	3,767	531	3,919	—	531	3,919	4,450	6	4,444	12/18/14
Tollgate Road - Chicago, IL	3,714	756	4,029	—	756	4,029	4,785	6	4,779	12/18/14
Continental Can - Kansas City, KS	5,757	790	6,277	—	790	6,277	7,067	9	7,058	12/18/14
31st Avenue - Minneapolis, MN	8,240	1,515	9,054	—	1,515	9,054	10,569	16	10,553	12/18/14
Armstrong 1 - Minneapolis, MN	6,989	984	8,489	—	984	8,489	9,473	14	9,459	12/18/14
Armstrong 2 - Minneapolis, MN	7,217	891	8,035	—	891	8,035	8,926	12	8,914	12/18/14
Aspen Distribution - Minneapolis, MN	3,355	1,022	2,763	—	1,022	2,763	3,785	7	3,778	12/18/14
Diamond Lake Industrial Center II - Minneapolis, MN	2,813	729	2,716	—	729	2,716	3,445	6	3,439	12/18/14
Freeway IV - Minneapolis, MN	1,592	1,216	909	—	1,216	909	2,125	1	2,124	12/18/14
Fridley Industrial Park - Minneapolis, MN	8,557	971	9,429	—	971	9,429	10,400	13	10,387	12/18/14
Midway Distribution Center - Minneapolis, MN	11,099	1,863	11,771	—	1,863	11,771	13,634	17	13,617	12/18/14
South Diamond Lake - Minneapolis, MN	4,011	666	3,473	—	666	3,473	4,139	6	4,133	12/18/14
Twinlakes I - Minneapolis, MN	2,587	830	2,448	—	830	2,448	3,278	6	3,272	12/18/14
Airworld 107th Terrace - Kansas City, MO	2,880	600	3,407	—	600	3,407	4,007	7	4,000	12/18/14
Airworld Building 1 - Kansas City, MO	4,541	893	5,691	—	893	5,691	6,584	10	6,574	12/18/14
Airworld Building 2 - Kansas City, MO	4,659	748	5,069	—	748	5,069	5,817	8	5,809	12/18/14
Levee - Kansas City, MO	5,647	1,387	4,413	—	1,387	4,413	5,800	9	5,791	12/18/14
North Topping Avenue - Kansas City, MO	2,971	713	3,256	—	713	3,256	3,969	6	3,963	12/18/14
Quebec - Kansas City, MO	7,221	1,193	7,778	—	1,193	7,778	8,971	20	8,951	12/18/14
Saline - Kansas City, MO	3,218	676	2,955	—	676	2,955	3,631	6	3,625	12/18/14
Warren Street - Kansas City, MO	6,271	1,351	6,727	—	1,351	6,727	8,078	11	8,067	12/18/14

(Amounts in thousands)		Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Cost Basis at December 31, 2014 (1)			Accumulated Depreciation (2)	Net Carrying Amount
Property Type and Location	Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total			Date of Acquisition
Axminister - St. Louis, MO	7,720	1,328	8,468	—	1,328	8,468	9,796	14	9,782	12/18/14
Corporate Exchange - St. Louis, MO	4,310	835	3,479	—	835	3,479	4,314	7	4,307	12/18/14
Corporate Woods V - St. Louis, MO	5,931	1,348	5,724	—	1,348	5,724	7,072	10	7,062	12/18/14
Crossroads Industrial - St. Louis, MO	2,599	659	3,173	—	659	3,173	3,832	6	3,826	12/18/14
Mid-County Industrial Dr 1 - St. Louis, MO	3,106	587	2,439	—	587	2,439	3,026	4	3,022	12/18/14
Mid-County Industrial Dr 2 - St. Louis, MO	2,981	494	2,186	—	494	2,186	2,680	5	2,675	12/18/14
Rider Trail North - St. Louis, MO	4,710	1,448	5,650	—	1,448	5,650	7,098	11	7,087	12/18/14
Trane Distribution Center - St. Louis, MO	10,119	2,114	12,583	—	2,114	12,583	14,697	20	14,677	12/18/14
Home Depot - North Jersey, NJ	9,329	7,868	6,514	—	7,868	6,514	14,382	17	14,365	12/18/14
Connecticut - South Jersey, NJ	1,964	662	1,946	—	662	1,946	2,608	5	2,603	12/18/14
Delran Parkway - South Jersey, NJ	1,882	579	2,778	—	579	2,778	3,357	5	3,352	12/18/14
Freeway Drive 1 - South Jersey, NJ	2,132	354	2,460	—	354	2,460	2,814	4	2,810	12/18/14
Freeway Drive 2 - South Jersey, NJ	1,832	399	3,110	—	399	3,110	3,509	5	3,504	12/18/14
Imperial Way Land - South Jersey, NJ	150	304	—	—	304	—	304	—	304	12/18/14
Mid-Atlantic Corp 1 - South Jersey, NJ	1,589	279	2,260	—	279	2,260	2,539	3	2,536	12/18/14
Mid-Atlantic Corp 2 - South Jersey, NJ	2,204	587	2,638	—	587	2,638	3,225	5	3,220	12/18/14
Mid-Atlantic Corp 3 - South Jersey, NJ	2,156	264	2,530	—	264	2,530	2,794	4	2,790	12/18/14
Mid-Atlantic Corp 4 - South Jersey, NJ	2,648	228	3,226	—	228	3,226	3,454	4	3,450	12/18/14
Mid-Atlantic Corp 5 - South Jersey, NJ	4,802	736	7,158	—	736	7,158	7,894	10	7,884	12/18/14
Mid-Atlantic Corp 6 - South Jersey, NJ	1,394	263	1,576	—	263	1,576	1,839	3	1,836	12/18/14
Mid-Atlantic Corp 7 - South Jersey, NJ	1,301	283	2,334	—	283	2,334	2,617	4	2,613	12/18/14
Mid-Atlantic Corp 8 - South Jersey, NJ	1,918	613	2,496	—	613	2,496	3,109	5	3,104	12/18/14
Mid-Atlantic Corp 9 - South Jersey, NJ	1,337	546	1,615	—	546	1,615	2,161	4	2,157	12/18/14
Mid-Atlantic Corp 10 - South Jersey, NJ	2,134	292	2,235	—	292	2,235	2,527	4	2,523	12/18/14
Mid-Atlantic Corp 11 - South Jersey, NJ	1,752	316	2,225	—	316	2,225	2,541	4	2,537	12/18/14
Mid-Atlantic Corp 12 - South Jersey, NJ	2,438	511	3,140	—	511	3,140	3,651	8	3,643	12/18/14
Mid-Atlantic Grandview - South Jersey, NJ	1,903	245	2,191	—	245	2,191	2,436	3	2,433	12/18/14
Mid-Atlantic Imperial - South Jersey, NJ	2,185	547	2,614	—	547	2,614	3,161	5	3,156	12/18/14
Pedricktown Commons - South Jersey, NJ	9,019	1,259	12,209	—	1,259	12,209	13,468	21	13,447	12/18/14
East Central Ohio Business Park - Columbus, OH	—	453	9,815	—	453	9,815	10,268	334	9,934	7/31/14
Dunks Ferry - Philadelphia, PA	3,165	558	3,574	—	558	3,574	4,132	6	4,126	12/18/14
Frost - Philadelphia, PA	4,803	637	5,481	—	637	5,481	6,118	9	6,109	12/18/14
Imperial Court - Philadelphia, PA	3,878	1,046	5,002	—	1,046	5,002	6,048	8	6,040	12/18/14
Marshall - Philadelphia, PA	3,994	780	4,623	—	780	4,623	5,403	8	5,395	12/18/14
Sinclair - Philadelphia, PA	4,109	902	5,594	—	902	5,594	6,496	10	6,486	12/18/14
Malone Distribution Center 1 - Memphis, TN	1,788	435	2,143	—	435	2,143	2,578	5	2,573	12/18/14
Malone Distribution Center 2 - Memphis, TN	1,714	480	2,265	—	480	2,265	2,745	8	2,737	12/18/14

(Amounts in thousands)			Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Cost Basis at December 31, 2014 (1)			Accumulated Depreciation (2)	Net Carrying Amount
Property Type and Location	Encumbrances		Land	Buildings and Improvements		Land	Buildings and Improvements	Total			Date of Acquisition
Malone Distribution Center 3 - Memphis, TN	1,307		252	1,429	—	252	1,429	1,681	3	1,678	12/18/14
Cameron Road Corporate Park - Austin, TX	9,631		1,943	11,215	—	1,943	11,215	13,158	18	13,140	12/18/14
Rutland 1 - Austin, TX	3,584		722	3,562	—	722	3,562	4,284	5	4,279	12/18/14
Rutland 2 - Austin, TX	2,843		509	2,673	—	509	2,673	3,182	4	3,178	12/18/14
Alpha Road - Dallas, TX	2,061		525	4,278	—	525	4,278	4,803	6	4,797	12/18/14
Avenue N - Dallas, TX	4,859		1,302	6,797	—	1,302	6,797	8,099	10	8,089	12/18/14
Avenue R - Dallas, TX	1,322		478	2,495	—	478	2,495	2,973	4	2,969	12/18/14
Billy Mitchell 1 - Dallas, TX	1,047		255	1,326	—	255	1,326	1,581	2	1,579	12/18/14
Billy Mitchell 2 - Dallas, TX	1,245		255	1,702	—	255	1,702	1,957	3	1,954	12/18/14
Bradley Lane - Dallas, TX	1,764		604	2,127	—	604	2,127	2,731	3	2,728	12/18/14
Capital Avenue - Dallas, TX	1,063		269	1,277	—	269	1,277	1,546	2	1,544	12/18/14
Carter Drive - Dallas, TX	2,053		829	2,018	—	829	2,018	2,847	4	2,843	12/18/14
Carter Industrial Park - Dallas, TX	2,409	`	760	3,061	—	760	3,061	3,821	5	3,816	12/18/14
Century - Dallas, TX	5,129		1,584	4,713	—	1,584	4,713	6,297	11	6,286	12/18/14
Country Club Drive - Dallas, TX	5,937		1,086	6,320	—	1,086	6,320	7,406	9	7,397	12/18/14
Crossroads I - Dallas, TX	3,248		970	5,431	—	970	5,431	6,401	9	6,392	12/18/14
Crossroads II - Dallas, TX	2,726		525	3,695	—	525	3,695	4,220	7	4,213	12/18/14
Crown Drive - Dallas, TX	2,396		905	3,123	—	905	3,123	4,028	7	4,021	12/18/14
East Avenue E - Dallas, TX	1,998		575	1,872	—	575	1,872	2,447	3	2,444	12/18/14
Exchange Drive - Dallas, TX	1,673		448	1,919	—	448	1,919	2,367	3	2,364	12/18/14
Hilltop - Dallas, TX	2,728		575	3,165	—	575	3,165	3,740	6	3,734	12/18/14
Jetstar Drive - Dallas, TX	1,689		308	1,929	—	308	1,929	2,237	3	2,234	12/18/14
Kellway Drive - Dallas, TX	1,352		256	1,594	—	256	1,594	1,850	3	1,847	12/18/14
Kelly 1 - Dallas, TX	4,516		1,036	5,573	—	1,036	5,573	6,609	8	6,601	12/18/14
Kelly 2 - Dallas, TX	7,699		2,167	9,289	—	2,167	9,289	11,456	14	11,442	12/18/14
Langland - Dallas, TX	4,787		1,475	4,672	—	1,475	4,672	6,147	6	6,141	12/18/14
Miller Road - Dallas, TX	1,337		344	1,642	—	344	1,642	1,986	3	1,983	12/18/14
Plano Business Center - Dallas, TX	14,228		2,485	18,402	—	2,485	18,402	20,887	29	20,858	12/18/14
Plaza 35-1 - Dallas, TX	4,423		2,455	4,975	—	2,455	4,975	7,430	12	7,418	12/18/14
Plaza 35-2 - Dallas, TX	7,074		2,256	7,820	—	2,256	7,820	10,076	15	10,061	12/18/14
Rafe Street - Dallas, TX	2,105		554	2,511	—	554	2,511	3,065	4	3,061	12/18/14
Red Bird - Dallas, TX	2,222		539	1,986	—	539	1,986	2,525	4	2,521	12/18/14
Santa Anna - Dallas, TX	3,473		961	1,629	—	961	1,629	2,590	4	2,586	12/18/14
Shiloh Road - Dallas, TX	4,732		1,271	6,511	—	1,271	6,511	7,782	11	7,771	12/18/14
Skylane Drive 1 - Dallas, TX	5,045		863	6,648	—	863	6,648	7,511	10	7,501	12/18/14
Skylane Drive 2 - Dallas, TX	1,206		256	1,649	—	256	1,649	1,905	3	1,902	12/18/14
Skyway Circle North - Dallas, TX	2,991		541	3,127	—	541	3,127	3,668	6	3,662	12/18/14

(Amounts in thousands)		Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Cost Basis at December 31, 2014 (1)			Accumulated Depreciation (2)	Net Carrying Amount
Property Type and Location	Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total			Date of Acquisition
Sterling - Dallas, TX	5,104	1,473	5,906	—	1,473	5,906	7,379	10	7,369	12/18/14
Valley View - Dallas, TX	5,615	1,453	6,141	—	1,453	6,141	7,594	10	7,584	12/18/14
Valwood Industrial Center - Dallas, TX	4,973	1,032	7,681	—	1,032	7,681	8,713	10	8,703	12/18/14
Vantage Drive - Dallas, TX	12,070	2,900	13,997	—	2,900	13,997	16,897	22	16,875	12/18/14
Wallace Drive 1 - Dallas, TX	4,303	1,004	6,788	—	1,004	6,788	7,792	12	7,780	12/18/14
Wallace Drive 2 - Dallas, TX	5,123	1,030	6,766	—	1,030	6,766	7,796	8	7,788	12/18/14
Wallace Drive 3 - Dallas, TX	6,118	973	6,404	—	973	6,404	7,377	10	7,367	12/18/14
Wallace Drive 4 - Dallas, TX	4,254	1,295	4,662	—	1,295	4,662	5,957	10	5,947	12/18/14
Wallace Drive 5 - Dallas, TX	4,735	1,032	5,274	—	1,032	5,274	6,306	10	6,296	12/18/14
West Crosby - Dallas, TX	2,488	558	2,996	—	558	2,996	3,554	6	3,548	12/18/14
West North Carrier - Dallas, TX	6,225	1,999	8,508	—	1,999	8,508	10,507	12	10,495	12/18/14
West Royal Lane - Dallas, TX	5,263	—	8,978	—	—	8,978	8,978	13	8,965	12/18/14
West Trinity Mills - Dallas, TX	2,298	867	3,689	—	867	3,689	4,556	7	4,549	12/18/14
Air Center Business Park - Houston, TX	13,498	2,084	16,343	—	2,084	16,343	18,427	23	18,404	12/18/14
Chisholm Trail - Houston, TX	3,567	979	4,550	—	979	4,550	5,529	7	5,522	12/18/14
Freeport Ninety Business Center - Houston, TX	23,003	4,429	27,710	—	4,429	27,710	32,139	40	32,099	12/18/14
Heathrow Forest Parkway - Houston, TX	4,269	1,351	4,485	—	1,351	4,485	5,836	7	5,829	12/18/14
North Shepherd Business Center - Houston, TX	4,634	1,541	5,473	—	1,541	5,473	7,014	10	7,004	12/18/14
Oakhollow Business Center - Houston, TX	4,469	1,234	6,231	—	1,234	6,231	7,465	9	7,456	12/18/14
Pinemont Business Center - Houston, TX	4,244	869	5,609	—	869	5,609	6,478	9	6,469	12/18/14
South Trade Center - Houston, TX	7,306	2,199	8,805	—	2,199	8,805	11,004	13	10,991	12/18/14
Sugar Land Business Center - Houston, TX	18,508	2,823	23,543	—	2,823	23,543	26,366	32	26,334	12/18/14
Westhollow - Houston, TX	5,771	1,982	6,634	—	1,982	6,634	8,616	12	8,604	12/18/14
Wingfoot Road - Houston, TX	4,236	1,216	4,454	—	1,216	4,454	5,670	7	5,663	12/18/14
Bridger Road - Salt Lake City, UT	2,213	651	2,852	—	651	2,852	3,503	4	3,499	12/18/14
Fremont Drive 1 - Salt Lake City, UT	2,367	674	2,473	—	674	2,473	3,147	4	3,143	12/18/14
Fremont Drive 2 - Salt Lake City, UT	3,155	1,312	3,809	—	1,312	3,809	5,121	7	5,114	12/18/14
Pentagon Centennial - Salt Lake City, UT	4,481	615	6,240	—	615	6,240	6,855	8	6,847	12/18/14
South 3600 West Street - Salt Lake City, UT	4,508	1,329	5,645	—	1,329	5,645	6,974	8	6,966	12/18/14
Summit Distribution Center - Salt Lake City, UT	10,860	2,535	14,253	—	2,535	14,253	16,788	20	16,768	12/18/14
West 1700 South - Salt Lake City, UT	3,100	794	3,055	—	794	3,055	3,849	4	3,845	12/18/14
West 2100 South Street - Salt Lake City, UT	797	346	492	—	346	492	838	2	836	12/18/14
West 2400 South Street - Salt Lake City, UT	4,612	1,133	6,359	—	1,133	6,359	7,492	9	7,483	12/18/14
West Custer Road 1 - Salt Lake City, UT	1,715	586	2,108	—	586	2,108	2,694	3	2,691	12/18/14
West Custer Road 2 - Salt Lake City, UT	1,951	526	2,208	—	526	2,208	2,734	4	2,730	12/18/14
West Custer Road 3 - Salt Lake City, UT	583	315	706	—	315	706	1,021	1	1,020	12/18/14
West Custer Road 4 - Salt Lake City, UT	3,917	1,025	4,757	—	1,025	4,757	5,782	7	5,775	12/18/14

(Amounts in thousands)		Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Cost Basis at December 31, 2014 (1)			Accumulated Depreciation (2)	Net Carrying Amount
Property Type and Location	Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total			Date of Acquisition
West Custer Road 5 - Salt Lake City, UT	602	328	828	—	328	828	1,156	1	1,155	12/18/14
West Technology Drive - Salt Lake City, UT	6,083	1,847	7,209	—	1,847	7,209	9,056	11	9,045	12/18/14
100th Street - Chicago, WI	7,601	1,777	6,842	—	1,777	6,842	8,619	12	8,607	12/18/14
Office Properties:
Pima Center - Scottsdale, AZ	—	—	14,130	—	—	14,130	14,130	280	13,850	6/24/14
Excelsior Crossings - Hopkins, MN	88,000	8,319	104,367	—	8,319	104,367	112,686	3,749	108,937	12/9/13
	$1,176,500	$265,263	$1,385,155	$—	$265,263	$1,385,155	$1,650,418	$6,421	$1,643,997
__________

(1)	The aggregate gross cost of property included above for federal income tax purposes is approximately $1,597.4 million as of December 31, 2014.

(2)	Depreciation is calculated using a useful life of 7 to 40 years for buildings and improvements.

The following tables summarize the activity in real estate and accumulated depreciation:

	Year Ended December 31,
(in thousands)	2014	2013	2012
Total gross amount of real estate held at January 1	$112,686	$—	$—
Acquisitions of real estate	1,537,732	112,686	—
Total gross amount of real estate held at December 31	$1,650,418	$112,686	$—

	Year Ended December 31,
(in thousands)	2014	2013	2012
Accumulated depreciation at January 1	$218	$—	$—
Depreciation of real estate	6,203	218	—
Accumulated depreciation at December 31	$6,421	$218	$—

COLONY FINANCIAL, INC.
SCHEDULE IV—MORTGAGE LOANS ON REAL ESTATE
December 31, 2014

(Amounts in thousands)
Loan / Collateral Description / Location	Number of Loans	Prior Liens(1)	Payment Terms(2)	Principal (3)	Carrying Amount (3)	Interest Rate Range	Maturity Date Range
First mortgages:
Hotel - Various, USA	5	$—	both	$110,637	$109,474	4.00% - 11.21%	December 2015 - January 2017
Industrial - NV, USA	1	—	I/O	5,140	5,097	5.41%	October 2017
Mixed Use - Various, USA	2	—	I/O	117,461	117,314	2.67% - 8.16%	January 2015 - October 2016
Multifamily - Various, USA	348	—	both	568,436	555,536	2.32% - 8.61%	July 2015 - April 2038
Office - Madrid, Spain (4)	3	—	P&I	95,888	62,053	1.02% - 2.58%	February 2015 - August 2017
Office - Various, USA	15	—	I/O	243,944	241,793	4.66% - 9.16%	November 2015 - January 2018
Retail - Murcia, Spain (4)	1	—	P&I	161,526	103,415	1.27%	August 2016
Retail - Various, USA	9	—	I/O	242,180	240,991	5.66% - 11.66%	October 2015 - May 2017
Various - Various, USA	5	—	both	101,822	100,277	6.00% - 10.16%	October 2016 - November 2024
Subordinated debt and mezzanine:
Healthcare - CA, USA	1	32,148	P&I	88,408	86,567	9.27%	December 2017
Hotel - Hawaii, USA	1	86,707	I/O	42,707	42,707	11.00%	February 2019
Hotel - Various, USA	2	775,000	I/O	330,189	328,492	7.66% - 11.23%	June 2016
Multifamily - Various, USA	2	31,423	both	5,849	5,789	6.43% - 9.45%	November 2023 - August 2024
Retail - Doncaster, UK (4)	1	155,770	I/O	77,885	77,885	10.00%	August 2019
Retail - Various, USA	2	231,983	both	54,968	53,744	5.74% - 10.50%	December 2015 - April 2024
	398	$1,313,031		$2,247,040	$2,131,134
__________

(1)	Prior liens represent loan amounts owned by third parties that are senior to the Company’s subordinated or mezzanine positions and are approximate.

(2)	P&I = principal and interest; I/O = interest only

(3)	Loans whose carrying values are individually less than 3% of the total carrying amount have been aggregated according to collateral type and location.

(4)	Loans denominated in foreign currencies are translated at the spot rate of exchange as of December 31, 2014.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 27, 2015

COLONY FINANCIAL, INC.

By:	/s/ DARREN J. TANGEN
Darren J. Tangen
Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas J. Barrack, Jr.	Executive Chairman of the Board of Directors	February 27, 2015
Thomas J. Barrack, Jr.

/s/ Richard B. Saltzman	Chief Executive Officer and President and Director (Principal Executive Officer)	February 27, 2015
Richard B. Saltzman

/s/ Darren J. Tangen	Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2015
Darren J. Tangen

/s/ Nancy A. Curtin	Director	February 27, 2015
Nancy A. Curtin

/s/ George G. C. Parker	Director	February 27, 2015
George G. C. Parker

/s/ John A. Somers	Director	February 27, 2015
John A. Somers

/s/ John L. Steffens	Director	February 27, 2015
John L. Steffens

EXHIBIT INDEX

Exhibit Number	Description
2.1
Contribution and Implementation Agreement, dated as of December 23, 2014, by and among Colony Financial, Inc., CFI RE Masterco, LLC, Colony Capital, LLC, Colony Capital Holdings, LLC, Colony Capital OP Subsidiary, LLC, CCH Management Partners I, LLC, FHB Holding LLC and Richard B. Saltzman (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 23, 2014)

3.1
Articles of Amendment and Restatement of Colony Financial, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 5 to the Company's Registration Statement on Form S-11 (No. 333-160323) filed on September 23, 2009)

3.2
Articles Supplementary designating Colony Financial, Inc.'s 8.50% Series A Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share (incorporated by reference to Exhibit 3.2 to the Company's Form 8-A filed on March 20, 2012)

3.3
Articles Supplementary Establishing Additional Shares of 8.50% Series A Cumulative Redeemable Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on July 16, 2012)

3.4	Second Amended and Restated Bylaws of Colony Financial, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on March 8, 2013)
3.5
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

4.6	Form of 3.875% Convertible Senior Notes due 2021 (included in Exhibit 4.5)
4.7
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

10.5†
Indemnification Agreement by and between Colony Financial, Inc. and Thomas J. Barrack, Jr. (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed on November 12, 2009)

10.6†
Indemnification Agreement by and between Colony Financial, Inc. and Richard B. Saltzman (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q filed on November 12, 2009)

10.7†
Indemnification Agreement by and between Colony Financial, Inc. and Darren J. Tangen (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q filed on November 12, 2009)

Exhibit Number	Description
10.8†
Indemnification Agreement by and between Colony Financial, Inc. and Kevin P. Traenkle (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q filed on November 12, 2009)

10.9†
Indemnification Agreement by and between Colony Financial, Inc. and Ronald M. Sanders (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q filed on November 12, 2009)

10.10†
Indemnification Agreement by and between Colony Financial, Inc. and Mark M. Hedstrom (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q filed on November 12, 2009)

10.11†
Indemnification Agreement by and between Colony Financial, Inc. and George G. C. Parker (incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q filed on November 12, 2009)

10.12†
Indemnification Agreement by and between Colony Financial, Inc. and John A. Somers (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q filed on November 12, 2009)

10.13†
Indemnification Agreement by and between Colony Financial, Inc. and John L. Steffens (incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q filed on November 12, 2009)

10.14†	2009 Non-Executive Director Stock Plan of Colony Financial, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8 filed on September 29, 2009)
10.15†
Form of Restricted Stock Award Agreement for Non-Executive Directors (incorporated by reference to Exhibit 10.9 to Amendment No. 5 to the Company's Registration Statement on Form S-11 (No. 333-160323) filed on September 23, 2009)

10.16†
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

10.20†
Form of Restricted Stock Award Agreement under the Colony Financial, Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2011)

10.21†
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

10.23†
Amended and Restated Secondment Agreement by and between Colony Financial, Inc. and Colony Capital, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 26, 2012)

10.24†	Amended and Restated 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 8, 2012)
10.25
Partnership Subscription Agreement for Purchase of An Associate General Partnership Interest in CSFR Operating Partnership, L.P. dated as of July 31, 2012 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2012)

10.26
Uncommitted Master Repurchase Agreement, dated as of February 5, 2014, between CMC Loan Funding A, LLC, as seller, and JPMorgan Chase Bank, National Association, as buyer (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 10, 2014)

10.27
Guarantee Agreement, dated as of February 5, 2014, made by Colony Financial, Inc., as guarantor, in favor of JPMorgan Chase Bank, National Association, as buyer (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 10, 2014)

10.28
First Amendment, dated as of January 29, 2014, to the Credit Agreement, dated as of August 6, 2013, among the Company, the several banks and other financial institutions or entities from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 12, 2014)

Exhibit Number	Description
10.29
Amendment No. 1, dated as of March 24, 2014, to the Amended and Restated Secondment Agreement by and between Colony Financial, Inc. and Colony Capital, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 28, 2014)

10.30	Colony Financial, Inc. 2014 Equity Incentive (incorporated by reference to the Company’s Form S-8 filed on August 5, 2014)
10.31	Form of Restricted Stock Award Agreement under the Colony Financial, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Form S-8 filed on August 5, 2014)
10.32†*	Indemnification Agreement by and between Colony Financial, Inc. and Nancy A. Curtin
10.33
Asset Purchase Agreement, dated November 18, 2014, by and among ColFin Industrial Holdings, LLC, Cobalt Industrial REIT, Cobalt GP, LLC and Cobalt Industrial Partners, L.P. (schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K). The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed November 20, 2014)

10.34
Asset Purchase Agreement, dated November 18, 2014, by and among ColFin Industrial Holdings, LLC, Cobalt Industrial REIT II, Royal Cobalt I, LLC and Cobalt Avera Freeport, LLC (schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K). The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed November 20, 2014).

10.35
Share Purchase Agreement, dated November 18, 2014, by and among ColFin Industrial Holdings, LLC, Cobalt Industrial REIT, III, L.P. and Cobalt Industrial REIT III Parallel Fund, L.P. (schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K). The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request (incorporated by reference to Exhibit 2.3 of the Company’s Current Report on Form 8-K filed November 20, 2014)

10.36
Asset Purchase Agreement, dated November 18, 2014, by and among ColFin Industrial Holdings, LLC, Cobalt Capital Partners, L.P. and Cobalt Capital Management, L.P. (schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K). The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request (incorporated by reference to Exhibit 2.4 of the Company’s Current Report on Form 8-K filed November 20, 2014)

10.37
The Second Amendment, dated December 12, 2014, to credit agreement, dated as of August 6, 2013, among Colony Financial, Inc., the several banks and other financial institutions or entities from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 16, 2014)

10.38*
Loan Agreement, dated as of December 18, 2014, among ColFin Cobalt I-II Owner, LLC, ColFin Cobalt Owner III, LLC, ColFin Cobalt I-II Sub, LLC and ColFin Cobalt Sub III, LLC, as borrowers, General Electric Capital Corporation and GE Capital Bank, as lenders, and General Electric Capital Corporation, as administrative agent for the lenders and other financial institutions or entities from time to time parties thereto

10.39*	Registration Rights Agreement by and among the Company and Cobalt Capital Partners, L.P. , dated as of December 18, 2014
10.40
Colony Mark Transfer Agreement, dated as of December 23, 2014, by and among New Colony Holdings LLC, Colony Financial, Inc. and CFI RE Masterco, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2014)

10.41†
Employment Agreement, dated as of December 23, 2014, by and between Colony Financial, Inc. and Thomas J. Barrack, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 23, 2014)

10.42†
Employment Agreement, dated as of December 23, 2014, by and between Colony Financial, Inc. and Richard B. Saltzman (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 23, 2014)

10.43
Lock-Up and Liquidated Damages Agreement, dated as of December 23, 2014, by and among Colony Financial, Inc., CFI RE Masterco, LLC, Colony Capital, LLC and Thomas J. Barrack, Jr. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 23, 2014)

10.44
Share Transfer and Liquidated Damages Agreement, dated as of December 23, 2014, by and among Colony Financial, Inc., Colony Capital Holdings, LLC, Colony Capital, LLC and Richard B. Saltzman (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 23, 2014)

10.45*	Amendment No. 1 to the Guarantee Agreement, dated as of December 23, 2014, between Colony Financial, Inc. and JPMorgan Chase Bank, N.A.
10.46*	Amendment No. 1 to the Master Repurchase Agreement, dated as of December 23, 2014, between CMC Loan Funding A, LLC and JPMorgan Chase Bank, N.A.
21.1*	List of Subsidiaries of Colony Financial, Inc.

Exhibit Number	Description
23.1*	Consent of Ernst & Young LLP
31.1*	Certification of Richard B. Saltzman, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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
Financial statements from the Annual Report on Form 10-K of Colony Financial, Inc. for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Equity, (5) Consolidated Statements of Cash Flows and (6) Notes to Consolidated Financial Statements.

__________
*     Filed herewith
†    Denotes a management contract or compensatory plan contract or arrangement.