Form 10-K/A
period 2014-12-31
Colony Financial, Inc.
filed 2015-03-31
CIK 1467076

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

As of March 27, 2015, 110,265,850 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2014, originally filed on February 27, 2015 (the “Original 10-K”), of Colony Financial, Inc. (the “Company”). We are filing this Amendment to amend Item 15 to include the separate financial statements of CAH Operating Partnership, L.P. (“CAH OP”) as required by Regulation S-X Rule 3-09.

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

This Amendment should be read in conjunction with the Original 10-K and the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Original 10-K. The Original 10-K has not been amended or updated to reflect events occurring after February 27, 2015, except as specifically set forth in this Amendment.

Item15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

COLONY FINANCIAL, INC.

Dated: March 31, 2015	By:	/s/ Darren J. Tangen
Darren J. Tangen
Chief Operating Officer, Chief Financial Officer and Treasurer
Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

The following exhibits are included, or incorporated by reference, in this Amendment (and are numbered in accordance with Item 601 of Regulation S-K). Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

Exhibit Number	Description

23.1	Consent of Ernst & Young LLP

23.2	Consent of Ernst & Young LLP

31.1	Certification of Richard B. Saltzman, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Darren J. Tangen, Chief Operating officer, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Richard B. Saltzman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Darren J. Tangen, Chief Operating officer, Chief Financial Officer and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Financial Statements of CAH Operating Partnership, L.P.