Form 10-Q
period 2015-03-31
Colony Capital, Inc.
filed 2015-05-11
CIK 1467076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-34456

COLONY CAPITAL, INC. (Exact Name of Registrant as Specified in Its Charter)

Maryland	27-0419483
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2450 Broadway, 6th Floor Santa Monica, California	90404
(Address of Principal Executive Offices)	(Zip Code)
(310) 282-8820
(Registrant’s Telephone Number, Including Area Code)
Colony Financial, Inc.
(Former name or former address, if changed since last report)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 7, 2015, 111,700,970 shares of the Registrant's Class A common stock and 563,987 shares of Class B common stock were outstanding.

COLONY CAPITAL, INC.

PART I—FINANCIAL INFORMATION
ITEM 1.    Financial Statements.
COLONY CAPITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash	$64,296	$141,936
Loans held for investment, net ($785,708 and $807,761 related to consolidated VIEs, respectively)	2,146,897	2,131,134
Real estate assets, net:
Held for investment	1,814,783	1,643,997
Held for sale	16,163	—
Investments in unconsolidated joint ventures	1,755,344	1,646,977
Intangible assets, net	143,523	126,060
Other assets ($48,584 and $50,074 related to consolidated VIEs, respectively)	222,887	181,744
Total assets	$6,163,893	$5,871,848
LIABILITIES AND EQUITY
Liabilities:
Line of credit	$398,400	$164,000
Debt ($522,049 and $537,268 related to consolidated VIEs, respectively)	2,053,525	1,979,665
Accrued and other liabilities ($38,318 and $38,443 related to consolidated VIEs, respectively)	161,177	128,119
Due to affiliates	10,428	12,236
Dividends payable	47,770	47,537
Convertible senior notes	604,424	604,498
Total liabilities	3,275,724	2,936,055
Commitments and contingencies (Note 17)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 50,000 shares authorized:
8.5% Series A, Cumulative Redeemable Perpetual, $252,000 liquidation preference, 10,080 shares issued and outstanding	101	101
7.5% Series B, Cumulative Redeemable Perpetual, $86,250 liquidation preference, 3,450 shares issued and outstanding	34	34
Common stock, $0.01 par value, 450,000 shares authorized, 110,266 and 109,634 shares issued and outstanding, respectively	1,103	1,096
Additional paid-in capital	2,518,722	2,512,743
Distributions in excess of earnings	(105,244)	(68,003)
Accumulated other comprehensive loss	(46,370)	(28,491)
Total stockholders’ equity	2,368,346	2,417,480
Noncontrolling interests	519,823	518,313
Total equity	2,888,169	2,935,793
Total liabilities and equity	$6,163,893	$5,871,848
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLONY CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Income
Interest income	$46,137	$33,102
Rental income and tenant reimbursements	43,793	3,241
Equity in income of unconsolidated joint ventures	26,349	22,639
Other income (including $63 and $225 from affiliates, respectively)	333	225
Total income	116,612	59,207
Expenses
Management fees (including $5,897 and $4,071 of share-based compensation, respectively)	14,961	10,713
Investment and servicing expenses (including $366 and $746 reimbursable to affiliates, respectively)	2,617	1,261
Transaction costs	14,190	4,550
Interest expense	26,593	8,949
Property operating expenses	14,011	848
Depreciation and amortization	22,308	1,252
Administrative expenses (including $2,372 and $991 reimbursable to affiliates, respectively)	4,781	2,519
Total expenses	99,461	30,092
Other (loss) gain, net	(286)	980
Income before income taxes	16,865	30,095
Income tax expense	650	245
Net income	16,215	29,850
Net income attributable to noncontrolling interests	5,686	8,120
Net income attributable to Colony Capital, Inc.	10,529	21,730
Preferred dividends	6,972	5,355
Net income attributable to common stockholders	$3,557	$16,375
Net income per common share:
Basic	$0.03	$0.20
Diluted	$0.03	$0.20
Weighted average number of common shares outstanding:
Basic	109,415	80,952
Diluted	109,415	80,952
Dividends declared per common share	$0.37	$0.35
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLONY CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$16,215	$29,850
Other comprehensive income (loss), net of tax:
Equity in other comprehensive loss of unconsolidated joint ventures, net	(451)	(3,621)
Unrealized loss on beneficial interests in debt securities	—	(27)
Net change in fair value of cash flow hedges	(270)	5
Foreign currency translation adjustments:
Foreign currency translation adjustment (loss) gain	(51,331)	264
Change in fair value of net investment hedges	30,583	328
Net foreign currency translation adjustments	(20,748)	592
Other comprehensive loss	(21,469)	(3,051)
Comprehensive (loss) income	(5,254)	26,799
Comprehensive income attributable to noncontrolling interests	2,096	8,184
Comprehensive (loss) income attributable to stockholders	$(7,350)	$18,615
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLONY CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share data)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2013	10,080	$101	76,492	$765	$1,701,274	$(20,423)	$2,593	$1,684,310	$269,917	$1,954,227
Net income	—	—	—	—	—	21,730	—	21,730	8,120	29,850
Other comprehensive (loss) income	—	—	—	—	—	—	(3,115)	(3,115)	64	(3,051)
Common stock offerings	—	—	15,356	154	335,802	—	—	335,956	—	335,956
Underwriter discount and offering costs	—	—	—	—	(376)	—	—	(376)	—	(376)
Share-based payments	—	—	511	4	4,156	—	—	4,160	—	4,160
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	29,815	29,815
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(7,920)	(7,920)
Preferred stock dividends	—	—	—	—	—	(5,355)	—	(5,355)	—	(5,355)
Common stock dividends declared ($0.35 per share)	—	—	—	—	—	(32,326)	—	(32,326)	—	(32,326)
Balance at March 31, 2014	10,080	$101	92,359	$923	$2,040,856	$(36,374)	$(522)	$2,004,984	$299,996	$2,304,980

Balance at December 31, 2014	13,530	$135	109,634	$1,096	$2,512,743	$(68,003)	$(28,491)	$2,417,480	$518,313	$2,935,793
Net income	—	—	—	—	—	10,529	—	10,529	5,686	16,215
Other comprehensive loss	—	—	—	—	—	—	(17,879)	(17,879)	(3,590)	(21,469)
Share-based payments	—	—	632	7	5,979	—	—	5,986	—	5,986
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	7,574	7,574
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(8,160)	(8,160)
Preferred stock dividends	—	—	—	—	—	(6,972)	—	(6,972)	—	(6,972)
Common stock dividends declared ($0.37 per share)	—	—	—	—	—	(40,798)	—	(40,798)	—	(40,798)
Balance at March 31, 2015	13,530	$135	110,266	$1,103	$2,518,722	$(105,244)	$(46,370)	$2,368,346	$519,823	$2,888,169
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLONY CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities
Net income	$16,215	$29,850
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discount and net origination fees on purchased and originated loans	(5,073)	(7,440)
Paid-in-kind interest added to loan principal	(1,547)	—
Straight-line rents	(2,978)	(93)
Amortization of net above-market lease values	1,023	—
Amortization of deferred financing costs	4,416	932
Equity in income of unconsolidated joint ventures	(26,349)	(22,639)
Distributions of income from unconsolidated joint ventures	24,393	24,027
Depreciation and amortization	22,308	1,252
Share-based payments	5,986	4,160
Changes in operating assets and liabilities:
Increase in other assets	(4,045)	(5,411)
Increase in accrued and other liabilities	25,935	8,296
(Decrease) increase in due to affiliates	(1,808)	24
Other adjustments, net	(555)	358
Net cash provided by operating activities	57,921	33,316
Cash Flows from Investing Activities
Contributions to unconsolidated joint ventures	(207,297)	(58,188)
Distributions from unconsolidated joint ventures	71,632	49,749
Investments in purchased loans receivable, net of seller financing	—	(44,330)
Net disbursements on originated loans	(121,463)	(354,049)
Repayments of loans receivable	26,842	13,146
Cash receipts in excess of accretion on purchased credit impaired loans	62,823	—
Acquisition of real estate and related intangible assets, net	(225,655)	—
Other investing activities, net	1,793	1,736
Net cash used in investing activities	(391,325)	(391,936)
Cash Flows from Financing Activities
Proceeds from issuance of common stock, net	—	335,956
Dividends paid to preferred stockholders	(6,972)	(5,355)
Dividends paid to common stockholders	(40,565)	(26,772)
Line of credit borrowings	297,400	339,000
Line of credit repayments	(63,000)	(477,500)
Proceeds from secured financing	165,521	—
Secured financing repayments	(91,778)	(10,657)
Net proceeds from issuance of convertible senior notes	—	224,250
Payment of deferred financing costs	(2,848)	(606)
Payment of offering costs	—	(376)
Contributions from noncontrolling interests	7,574	29,815
Distributions to noncontrolling interests	(8,160)	(7,920)
Other financing activities, net	(1,539)	(42)
Net cash provided by financing activities	255,633	399,793
Effect of exchange rates on cash	131	52
Net (decrease) increase in cash	(77,640)	41,225
Cash, beginning of period	141,936	43,167
Cash, end of period	$64,296	$84,392

COLONY CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Three Months Ended March 31,
	2015	2014
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$20,506	$4,176
Cash paid for income taxes	$428	$450
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends payable	$47,770	$37,681
Seller-provided secured financing on purchased loans	$—	$82,328
Deferred financing costs deducted from convertible debt issuance proceeds	$—	$5,750
Accrued and other liabilities assumed in connection with operating property acquisitions, net of cash assumed	$407	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLONY CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

1. Organization
Colony Capital, Inc. (prior to April 2, 2015, Colony Financial, Inc.) (the “Company”) was organized on June 23, 2009 as a Maryland corporation. The Company is a leading global real estate and investment management firm that targets attractive risk-adjusted investment returns and its portfolio is primarily composed of: (i) general partner interests in Company-sponsored private equity funds and vehicles; (ii) real estate equity; and (iii) real estate and real estate-related debt. The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code, for U.S. federal income tax purposes.
Prior to April 2, 2015, the Company was externally managed and advised by Colony Financial Manager, LLC (the "Manager"), which was a wholly-owned subsidiary of Colony Capital, LLC ("CCLLC"), a privately held global real estate investment firm. On March 31, 2015, the Company's shareholders approved the acquisition by the Company of substantially all of the real estate investment management business and operations of CCLLC (the "Combination"). Upon consummation of the Combination on April 2, 2015, CCLLC's management and investment teams became employed by the Company and the Company became a self-managed REIT. The Company plans to use the Colony name as general partner to sponsor new investment vehicles. The consideration for the Combination was paid primarily in shares of the Company's common stock and units of membership interest in an operating subsidiary of the Company, as described more fully in Note 19.
2. Significant Accounting Policies
The significant accounting policies of the Company are described below. The accounting policies of the Company's unconsolidated joint ventures are substantially similar to those of the Company.
Basis of Presentation
The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. However, the results of operations for the interim period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other future period. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as amended.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated. The portions of the equity, net income and other comprehensive income of consolidated subsidiaries that are not attributable to the parent are presented separately as amounts attributable to noncontrolling interests in the consolidated financial statements. A substantial portion of noncontrolling interests represent interests held by private investment funds or other investment vehicles managed by CCLLC or its affiliates ("Co-Investment Funds") prior to the Combination and which will be managed by the Company subsequent to the Combination.
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
Foreign Currency Translation
The Company translates the assets and liabilities of its non-U.S. dollar functional currency investments and subsidiaries into U.S. dollars using exchange rates in effect at the balance sheet date. Income and expenses from these investments and subsidiaries are translated at the average rate of exchange prevailing during the period such income was earned or expenses were incurred. Translation adjustments resulting from changes in exchange rates are recorded as other comprehensive income or loss. Foreign currency transaction gains and losses from such investments and subsidiaries are recognized upon sale or upon complete or substantially complete liquidation of the underlying investment in a foreign entity, and are included in other gain or loss in the accompanying statements of operations. When the Company sells part of its ownership interest in an equity method investment in a foreign entity, a proportionate share of the accumulated translation adjustment associated with the investment is reclassified into earnings. For purposes of presenting required disclosures of amounts to be recorded in the future as of balance sheet date, the Company uses the exchange rate in effect at the balance sheet date to translate such amounts that are denominated in foreign currencies.
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
Recent Accounting Updates
Revenue Recognition—In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, at an amount reflecting the consideration a company expects to receive in exchange for those goods or services. ASU 2014-09 may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect as of the date of initial application recognized in retained earnings. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. In April 2015, the FASB issued a proposal for a one-year deferral of the effective date of the new standard which would result in the standard being effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted but not before the original effective date. The proposal is not final and is subject to the due process requirements of the FASB. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements.
Consolidation—In February 2015, the FASB issued ASU No. 2015-02, Consolidation: Amendments to the Consolidation Analysis, which amended the existing accounting standards for consolidation under both the variable interest model and the voting model. Under ASU No. 2015-02, companies will need to re-evaluate whether an entity meets the criteria to be considered a VIE, whether companies still meet the definition of primary beneficiaries, and whether an entity needs to be consolidated under the voting model. ASU No. 2015-02 may be applied using a modified retrospective or full retrospective approach, and is effective for reporting periods beginning after December 15, 2015. Early adoption is permitted in any interim reporting period. The Company is currently evaluating the potential impact of the pending adoption of this new guidance on its consolidated financial statements.
Debt Issuance Costs—In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability, rather than deferring the charges as an asset. This aligns the presentation of debt issuance costs and debt discounts in the balance sheet. ASU No. 2015-03 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, and will be applied retrospectively to each prior period presented. Early adoption is permitted. The Company will comply with the new presentation requirements upon adoption.
3. Consolidated Variable Interest Entities
The Company consolidates VIEs for which it is deemed to be the primary beneficiary, which, prior to the Combination, consist of the Company's securitization vehicles.
Securitization Vehicles
The Company securitizes loans receivable using VIEs as a source of financing and as a means of transferring the economic risk of the loans receivable to third parties. Securitization usually occurs in conjunction with or shortly after the

Company's origination or purchase of the loans. The securitization VIEs are structured as pass through entities that receive principal and interest on the underlying loan collateral and distribute those payments to the holders of the notes or certificates issued by the securitization vehicles. The loans are transferred into securitization vehicles such that these assets are restricted and legally isolated from the creditors of the Company, and therefore are not available to satisfy the Company's obligations but only obligations of the securitization vehicles. The obligations of the securitization VIEs do not have any recourse to the general credit of any other consolidated entities, nor to the Company.
The Company retains beneficial interests in the securitization vehicles including senior and subordinate securities and equity tranches issued by the securitization vehicles. Affiliates of the Company may service some of the loans it securitizes.
The Company’s rights as the directing holder and controlling class representative give the Company the ability to direct activities that most significantly impact the economic performance of the securitization vehicles. Based on these factors, the Company is determined to be the primary beneficiary of the securitization VIEs described below; thus, all of the underlying assets, liabilities, equity, revenue and expenses of the VIEs are consolidated into the Company's condensed consolidated financial statements. The inclusion of the assets and liabilities of the VIEs in which the Company is deemed the primary beneficiary has no economic effect on the Company. The Company’s exposure to the obligations of the VIEs is generally limited to its investments in these entities. The Company is not obligated to provide any financial support to these consolidated structures and did not do so in the periods reported. As such, the risk associated with the Company’s involvement in the VIEs is limited to the carrying value of its investments in the entities.
2014-FL1—On April 10, 2014, Colony Mortgage Sub A REIT, Inc. (“SubREIT”), a wholly-owned subsidiary of the Company, transferred eleven variable rate commercial mortgage loans originated within the Company’s Transitional CRE (Commercial Real Estate) Lending Platform into a newly formed indirect wholly-owned Cayman subsidiary of SubREIT, Colony Mortgage Capital Series 2014-FL1, Ltd. (“2014-FL1” or the “FL1 Issuer” and a securitization VIE). The FL1 Issuer issued several classes of secured notes and income notes (the "2014-FL1 Notes"), with the four most senior classes sold to third parties ("FL1 Offered Notes"). All of the assets of the FL1 Issuer serve as collateral for the secured 2014-FL1 Notes. The securitization transaction is accounted for as a secured financing. A wholly-owned subsidiary of the SubREIT retained the subordinated classes of rated and unrated 2014-FL1 Notes as directing holder. An unrelated third party has the role of special servicer of the underlying collateral mortgage loans and has the power to direct activities during the loan workout process on defaulted and delinquent loans as permitted by the underlying contractual agreements, which is subject to the consent of the directing holder who, under certain circumstances, has the right to unilaterally remove the special servicer.
2014-FL2—On November 25, 2014, the SubREIT transferred another fifteen variable rate commercial mortgage loans originated within the Company’s Transitional CRE Lending Platform into a newly formed indirect wholly-owned Cayman subsidiary of SubREIT, Colony Mortgage Capital Series 2014-FL2, Ltd. (“2014-FL2” or the “FL2 Issuer” and a securitization VIE). The FL2 Issuer issued several classes of secured notes and income notes (the "2014-FL2 Notes"), with a majority of the four most senior classes sold to third parties at that time and a portion of the remaining senior notes sold in January 2015 ("FL2 Offered Notes"). All of the assets of the FL2 Issuer serve as collateral for the secured 2014-FL2 Notes. The securitization transaction is accounted for as a secured financing. A wholly-owned subsidiary of the SubREIT retained the subordinated classes of rated and unrated 2014-FL2 Notes as directing holder. An affiliate of the Manager has the role of special servicer subject to the same terms as described above under 2014-FL1.
MF 2014-1—On October 30, 2014, the Company, through wholly-owned subsidiaries, transferred 298 loans secured by multifamily properties with a combined $316 million UPB into a securitization trust, Colony Multifamily Mortgage Trust 2014-1. The Company had previously purchased the loans from third parties. The securitization trust issued several classes of certificates (collectively, "MF 2014-1 Certificates") of which the most senior class of certificate was sold to third party investors (the "MF 2014-1 Securitization"). A wholly-owned subsidiary of the Company retained the remaining classes of certificates, which may be sold in the future at the Company’s discretion, as the controlling class representative. This securitization transaction did not qualify as sale and is accounted for as secured financing. An affiliate of the Manager has the role of special servicer of the underlying collateral mortgage loans and has the power to direct activities during the loan workout process on defaulted and delinquent loans as permitted by the underlying contractual agreements, which is subject to the consent of the controlling class representative.

The following table summarizes the assets and liabilities recorded in the accompanying condensed consolidated balance sheets related to the consolidated VIEs:

(In thousands)	2014-FL1	2014-FL2	MF 2014-1	Total
March 31, 2015
Loans held for investment, net	$190,192	$305,634	$289,882	$785,708
Restricted cash	10,869	26,009	—	36,878
Deferred financing costs, net	2,127	2,735	2,989	7,851
Receivables	993	1,454	1,408	3,855
Secured financing	(126,216)	(204,959)	(190,874)	(522,049)
Accrued and other liabilities	(11,328)	(26,585)	(405)	(38,318)
Net investment	$66,637	$104,288	$103,000	$273,925
December 31, 2014
Loans held for investment, net	$189,898	$305,238	$312,625	$807,761
Restricted cash	11,902	25,244	—	37,146
Deferred financing costs, net	2,620	3,030	3,313	8,963
Receivables	1,055	1,448	1,462	3,965
Secured financing	(126,204)	(197,655)	(213,409)	(537,268)
Accrued and other liabilities	(12,173)	(25,818)	(452)	(38,443)
Net investment	$67,098	$111,487	$103,539	$282,124

4. Loans Receivable
Loans Held for Investment
Below is a summary of the Company’s loans held for investment, including purchased credit impaired ("PCI") loans.

	March 31, 2015				December 31, 2014
(Amounts in thousands)	Unpaid Principal Balance	Carrying Amount	Weighted Average Coupon	Weighted Average Maturity in Years	Unpaid Principal Balance	Carrying Amount	Weighted Average Coupon	Weighted Average Maturity in Years
Non-PCI Loans
Fixed rate
Mortgage loans	$134,245	$125,348	5.6%	8.7	$134,636	$126,114	6.4%	8.7
Securitized mortgage loans	159,634	163,054	6.5%	16.8	170,218	174,292	6.5%	17.1
B-notes	142,761	140,197	8.5%	2.9	143,376	140,312	8.5%	3.2
Mezzanine loans	122,581	122,581	10.3%	4.4	125,163	125,163	10.3%	4.6
	559,221	551,180			573,393	565,881
Variable rate
Mortgage loans	444,485	440,270	6.4%	1.8	331,192	326,491	6.9%	1.9
Securitized mortgage loans	618,522	614,543	5.7%	5.7	630,420	625,050	5.7%	6.2
Mezzanine loans	373,790	372,252	10.9%	1.3	367,863	365,825	10.9%	1.5
	1,436,797	1,427,065			1,329,475	1,317,366
	1,996,018	1,978,245			1,902,868	1,883,247
PCI Loans
Mortgage loans	240,638	160,541			334,500	239,702
Securitized mortgage loans	9,620	8,111			9,672	8,185
	250,258	168,652			344,172	247,887
Total loans held for investment	$2,246,276	$2,146,897			$2,247,040	$2,131,134

Details of the Company's loans held for investment with variable interest rates, excluding PCI loans, are as follows:

(Amounts in thousands)	Index		Weighted Average Spread	Weighted Average Rate		Unpaid Principal Balance	Carrying Amount
March 31, 2015
Mortgage loans	1-Month LIBOR	(1)	6.3%	6.4%	(2)	$439,883	$435,798
Mortgage loans	6-Month LIBOR	(1)	2.4%	5.3%	(2)	4,602	4,472
Securitized mortgage loans	1-Month LIBOR	(1)	5.7%	5.9%	(2)	499,661	497,309
Securitized mortgage loans	6-Month LIBOR	(1)	2.5%	5.8%	(2)	96,251	96,315
Securitized mortgage loans	12-Month Treasury Average		2.4%	2.9%	(3)	22,610	20,919
Mezzanine loans	1-Month LIBOR	(1)	10.7%	10.9%		373,790	372,252
						$1,436,797	$1,427,065
December 31, 2014
Mortgage loans	1-Month LIBOR	(1)	6.8%	6.9%	(2)	$326,563	$321,997
Mortgage loans	6-Month LIBOR	(1)	2.4%	5.3%	(2)	4,629	4,494
Securitized mortgage loans	1-Month LIBOR	(1)	5.7%	5.8%	(2)	499,668	496,394
Securitized mortgage loans	6-Month LIBOR	(1)	2.5%	5.8%	(2)	105,684	105,743
Securitized mortgage loans	12-Month Treasury Average		2.5%	2.8%	(3)	25,068	22,913
Mezzanine loans	1-Month LIBOR	(1)	10.7%	10.9%		367,863	365,825
						$1,329,475	$1,317,366
__________

(1)	LIBOR = London Interbank Offered Rate

(2)	Certain loans are subject to a LIBOR floor which was higher than the actual LIBOR at March 31, 2015 and December 31, 2014.

(3)	Certain loans are subject to a 12-Month Treasury Average ("12MTA") floor, which was higher than the actual 12MTA at March 31, 2015 and December 31, 2014.
Activity in loans held for investment is summarized below:

	Three Months Ended March 31,
(In thousands)	2015	2014
Carrying amount at January 1	$2,131,134	$1,028,654
Loan acquisitions and originations	121,463	480,707
Paid-in-kind interest added to loan principal	1,547	—
Discount and net loan fee amortization	9,157	9,026
Loan repayments	(26,842)	(13,146)
Payments received from PCI loans	(66,907)	(1,586)
Provision for loan loss	(112)	—
Effect of changes in foreign exchange rates	(22,543)	209
Carrying amount at March 31	$2,146,897	$1,503,864
Credit Quality Information
A loan is considered to be impaired when it is probable that the Company will not be able to collect all amounts due in accordance with the contractual terms of the loan.
The following table provides a summary of past due loans, excluding PCI loans which are discussed below. Carrying amounts are presented net of allowances for loan losses.

(In thousands)	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total
At March 31, 2015	$1,959,856	$875	$—	$17,514	$1,978,245
At December 31, 2014	$1,864,466	$12,002	$3,058	$3,721	$1,883,247
At March 31, 2015 and December 31, 2014, allowance for loan losses was $0.6 million and $0.2 million, respectively. For the three months ended March 31, 2015 and 2014, provision for loan losses was $0.4 million and $0, respectively.

Purchased Credit-Impaired Loans
PCI loans are acquired loans with evidence of credit quality deterioration since origination for which it is probable at acquisition that the Company will collect less than the contractually required payments. There were no acquisitions of PCI loans during the three months ended March 31, 2015.
Changes in accretable yield for existing PCI loans were as follows:

	Three Months Ended March 31,
(In thousands)	2015	2014
Accretable yield at January 1	$98,523	$130,823
Changes in estimated cash flows	2,024	—
Accretion	(5,978)	(5,488)
Effect of changes in foreign exchange rates	(10,492)	(40)
Accretable yield at March 31	$84,077	$125,295
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

5. Real Estate Assets
The Company's net real estate assets comprise the following:

	Estimated Useful Life (in weighted average years)	March 31, 2015	December 31, 2014
(Amounts in thousands)
Real Estate Held for Investment
Land	NA	$281,192	$265,263
Buildings and improvements	37	1,519,883	1,351,798
Tenant improvements	6	34,631	33,357
		1,835,706	1,650,418
Accumulated depreciation		(20,923)	(6,421)
Net carrying amount		1,814,783	1,643,997
Real Estate Held for Sale
Land and buildings	NA	16,163	—
Real Estate Assets, Net		$1,830,946	$1,643,997
During the three months ended March 31, 2015, the Company acquired two higher education campuses in Switzerland. The acquisitions were deemed to be real estate asset acquisitions because the Company acquired the sellers’ properties and concurrently entered into new leases with the sellers in a purchase-leaseback transaction. The total cost of approximately $181 million, including capitalized acquisition costs of approximately $4.1 million, included land of $17.9 million, buildings and improvements of $140.5 million and net lease intangibles of $22.6 million.
During the three months ended March 31, 2015, the Company also acquired a portfolio of light industrial properties in Minnesota for a total purchase price of $41.5 million. The acquisition was deemed to be a business combination as the properties were acquired subject to existing leases. The purchase price was allocated $7.0 million to land, $34.8 million to building and improvements, $1.9 million in-place lease intangible assets and $2.2 million below-market lease intangible liability. The Company expensed $0.1 million of transaction costs in connection with the acquisition.
Depreciation expense on real estate held for investment for the three months ended March 31, 2015 and 2014 was $14.6 million and $0.9 million, respectively.
Land and buildings in the Company's light industrial platform with carrying amount of approximately $16.2 million were classified as held for sale during the three months ended March 31, 2015.

Tenant Leases
The Company owns properties which are leased to tenants under operating leases with expiration dates through 2035. Certain leases also provide for additional rents based on real estate taxes, utilities, insurance and other operating expenses. Such reimbursements from tenants for the three months ended March 31, 2015 and 2014 were $10.4 million and $0.8 million, respectively, and included in rental income and tenant reimbursements in the accompanying condensed consolidated statements of operations.
Future Minimum Rents
Future contractual minimum rental payments under noncancelable operating leases, excluding tenant reimbursements, as of March 31, 2015 are as follows:

Year Ending December 31,	(In thousands)
Remaining 2015	$97,798
2016	122,279
2017	105,717
2018	87,123
2019	68,478
2020 and after	360,598
Total	$841,993
6. Investments in Unconsolidated Joint Ventures
Pursuant to an investment allocation agreement among the Company, the Manager and CCLLC, many of the Company’s investments in real estate debt and equity have been structured as joint ventures with one or more Co-Investment Funds. The joint ventures are generally capitalized through equity contributions from the members, although certain investments are leveraged through various financing arrangements. The Company’s exposure to the joint ventures is limited to amounts invested or committed to the joint ventures at inception, and neither the Company nor the other investors are required to provide financial or other support in excess of their capital commitments.
The Company exercises significant influence over these joint ventures and account for its investments in unconsolidated joint ventures under the equity method, with the exception of one cost method investment.

(In thousands)	March 31, 2015	December 31, 2014
Investments in unconsolidated joint ventures:
Equity method	$1,655,476	$1,646,977
Cost method	99,868	—
	$1,755,344	$1,646,977
Equity Method Investments
The Company’s equity method investments in joint ventures are summarized below:

(Amounts in thousands)			Ownership Percentage at March 31, 2015 (1)	Carrying Value
Joint Ventures		Investment Status at March 31, 2015		March 31, 2015	December 31, 2014
CAH Operating Partnership, L.P.	(2)	Investment in CAH OP, an investment vehicle created for the purpose of acquiring and renting single-family homes	23.3%	$488,811	$494,613
Portfolio 8 Investors, LLC	(3)	Preferred equity investment in an entity that acquired a multifamily portfolio composed of approximately 7,600 units located in Georgia, Florida and Texas	75.0%	153,003	160,981
ColFin Silverbird Funding A, LLC and ColFin Silverbird Funding B, LLC		Mixed portfolio of 25 commercial properties located throughout the United Kingdom	50.0%	67,696	72,761
ColFin Court Square Funding, LLC		Preferred equity investment in an entity that acquired a Class A office tower located in Long Island City, New York	50.0%	53,162	52,115
ColFin Lir Funding, LLC and ColFin Lir Holding, LLC		Originated loan secured by mortgages and equity pledges of commercial properties located in Ireland and France	50.0%	50,335	—
ColFin Orlando Funding, LLC		Acquired non-performing loan secured by a 444-acre development site located in Orlando, Florida	50.0%	44,612	40,160

(Amounts in thousands)		Ownership Percentage at March 31, 2015 (1)	Carrying Value
Joint Ventures	Investment Status at March 31, 2015		March 31, 2015	December 31, 2014
ColFin Highland UK13 Funding, LLC	Acquired sub-performing loan secured by 13 commercial properties throughout the United Kingdom	50.0%	43,667	44,711
ColFin NW Funding, LLC	Acquired 15 performing first mortgages secured by commercial real estate	37.9%	35,354	35,023
ColFin SXC Funding, LLC	Performing mezzanine loan origination cross-collateralized by a portfolio of select service hotels	50.0%	35,198	28,374
ColFin JIH Holdco, LLC, ColFin JIH Mezzco A, LLC and ColFin JIH Opco, LLC	Equity interests in and senior mezzanine loan receivable from entities owning a portfolio of 84 limited service hotels	33.3%	32,393	32,918
ColFin Cortland Zero, LLC	Preferred equity investment in an entity that owns a multifamily portfolio located in Georgia and Louisiana	50.0%	30,631	—
ColFin Snow Funding, LLC	Originated loan secured by two mortgages and an equity pledge in a portfolio of 12 hotels located in France	50.0%	29,704	32,763
ColFin ARP Funding, LLC and ColFin ARP Linda Isle Investor, LLC	First mortgage loan to finance the acquisition and redevelopment of high-end, single family residential properties in infill, coastal southern California markets	50.0%	27,673	27,173
Armonia (Italy) Fund	Portfolio of 113 properties located throughout Italy	50.0%	26,266	58,513
ColFin Hunt Holdco A, LLC and ColFin Hunt Holdco B, LLC	2 commercial real estate owned ("REO") properties in Germany	37.9%	26,216	29,582
ColFin Athina Funding, LLC	Originated mezzanine loan secured by an equity pledge in the borrower entities that own a Mediterranean resort with a hotel and villas	50.0%	23,642	25,996
ColFin STC Funding, LLC	Acquired performing senior mortgage loan secured by a retail property in Florida	50.0%	23,490	23,441
ColFin Bulls Funding A, LLC and ColFin Bulls Funding B, LLC	249 performing and non-performing acquired loans consisting of substantially all first mortgage recourse commercial real estate loans and 19 REO properties	32.5%	22,317	24,625
ColFin 2011 CRE Holdco, LLC and Colony AMC 2011 CRE, LLC	303 performing and non-performing loans acquired in a structured transaction with the Federal Deposit Insurance Corporation ("FDIC"), secured mostly by commercial real estate, and 26 REO properties	44.4%	20,767	23,378
ColFin DOD Funding, LLC and ColFin IOD Holding, LLC	Originated first mortgage loan to finance the acquisition of an office development site in Dublin, Ireland	50.0%	20,163	21,857
ColFin Cabo Palm Funding, LLC	Participation in junior first mortgage interest secured by a luxury beach resort in Mexico	50.0%	20,097	20,090
ColFin CPI Funding, LLC	Origination of a mezzanine loan secured by shares of a distressed European real estate company that owns primarily office buildings and hotels in France and Spain	50.0%	20,071	21,833
ColFin Grand Cul Funding, LLC	First mortgage loans secured by a partially constructed hotel and residential development project located in the Caribbean	33.3%	19,853	20,796
CDCF III Ver Logistic, LLC	Portfolio of 16 warehouse properties located in Spain and Portugal	50.0%	18,799	20,546
ColFin FCDC Funding, LLC	Equity interests acquired through deed-in-lieu in 2 partially developed master planned communities located in California	50.0%	18,514	17,562
ColFin PHX Tower Funding, LLC	Equity interest in a high-rise office tower located in Phoenix, Arizona	50.0%	18,496	18,556
ColFin London Funding, LLC	4 performing acquired loans secured by commercial real estate	50.0%	18,007	18,178
ColFin 101 Erie Funding, LLC and ColFin 101 Erie Investor, LLC	Origination of a mezzanine loan secured indirectly by a vacant office building in Chicago to finance a hotel redevelopment	50.0%	17,465	16,705
ColFin Inland Funding, LLC and ColFin Inland Investor, LLC	First mortgage loan secured by a Southern California master planned development and equity participation rights	50.0%	17,414	17,139
ColFin DB Guarantor, LLC and Colony AMC DB, LLC	347 performing and non-performing loans acquired in a structured transaction with the FDIC, secured mostly by commercial real estate and 63 REO properties	33.3%	17,292	19,121

(Amounts in thousands)			Ownership Percentage at March 31, 2015 (1)	Carrying Value
Joint Ventures		Investment Status at March 31, 2015		March 31, 2015	December 31, 2014
CF/CDG Lake Ranch Venture, LLC	(4)	First mortgage loan secured by a 135-acre residential development project located in Southern California and equity participation rights	n/a	17,270	16,821
ColFin Shadow Funding, LLC and ColFin Shadow Investor, LLC		Senior loan facility origination to finance the development of a master planned residential community located near Austin, TX	50.0%	15,026	14,527
ColFin Marin Funding, LLC		First mortgage loan origination for the land acquisition and pre-development costs of a waterfront mixed-use project located in Northern California	50.0%	15,015	14,830
Other unconsolidated joint ventures		29 investments, each with less than $15 million carrying value at March 31, 2015	4.5% to 50.0%	167,057	181,289
				$1,655,476	$1,646,977
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

(2)
The Company’s carrying value of its investment in CAH OP is approximately $24.0 million higher than its pro rata share of the partners' capital of CAH OP.  The basis difference is primarily attributable to (i) offering costs incurred by CAH OP which were a direct reduction to partners’ capital but not an expense of the partnership; (ii) CAH OP’s internalization transaction, which was a reorganization of entities under common control and reduced the Company's ownership interest in CAH OP; and (iii) step-up adjustments to real estate assets contributed by the Company upon formation of CAH OP, which were recorded by the Company at carryover basis but recognized by CAH OP at fair value. The portion of the basis difference arising from the step-up of contributed real estate assets is being amortized on a straight-line basis over the estimated useful life of such assets.

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

Activity in the Company’s investments in equity method joint ventures is summarized below:

	Three Months Ended March 31,
(In thousands)	2015	2014
Balance at January 1	$1,646,977	$1,369,529
Contributions	107,429	58,188
Distributions	(96,025)	(73,776)
Equity in net income	26,349	22,639
Equity in other comprehensive (loss) income	(612)	244
Equity in realized loss (gain) reclassified from accumulated other comprehensive income	161	(3,865)
Foreign currency translation (loss) gain	(28,803)	88
Balance at March 31	$1,655,476	$1,373,047

Condensed combined balance sheets and statements of operations for all equity method joint ventures are presented below:
Condensed Combined Balance Sheets of Equity Method Joint Ventures

(In thousands)	March 31, 2015	December 31, 2014
Assets:
Cash and cash equivalents	$369,667	$512,487
Loans receivable, net	2,048,978	2,127,148
Investments in real estate, net	5,213,733	5,218,915
Investments in unconsolidated joint ventures	297,824	237,722
Debt and equity securities, available-for-sale, at fair value	—	39,503
Other assets	491,745	378,220
Total assets	$8,421,947	$8,513,995
Liabilities:
Debt	$3,248,609	$3,113,038
Other liabilities	245,216	273,816
Total liabilities	3,493,825	3,386,854
Owners’ equity	4,476,434	4,544,846
Noncontrolling interests	451,688	582,295
Total liabilities and equity	$8,421,947	$8,513,995
Condensed Combined Statements of Operations of Equity Method Joint Ventures

	Three Months Ended March 31,
(In thousands)	2015	2014
Income:
Interest income	$89,789	$82,224
Property operating income	148,023	84,934
Equity in income of unconsolidated joint ventures	9,219	9,787
Other income	11,457	9,054
Total income	258,488	185,999
Expenses:
Interest expense	32,778	18,545
Property operating expenses	81,682	63,716
Depreciation and amortization	43,092	28,953
Other expenses	34,582	21,916
Total expenses	192,134	133,130
Other income:
Realized and unrealized gain on investments, net	5,516	18,690
Net income	71,870	71,559
Net income attributable to noncontrolling interests	19,593	20,341
Net income attributable to members	$52,277	$51,218
No single investment in an unconsolidated joint venture represented greater than 10% of total assets as of March 31, 2015 and December 31, 2014 or generated greater than 10% of total income for the three months ended March 31, 2015 and 2014.
Cost Method Investment
In January 2015, the Company funded its equity commitment of $50 million to an investor consortium, alongside $50 million from a passive co-investment partner, for the acquisition of common stock in a grocery chain. The Company uses the cost method to account for this non-marketable equity investment as it neither controls nor has significant influence over the underlying investee. Under the cost method, dividends received from the investment are recorded as dividend income to the extent they are not considered a return of capital, which is recorded as a reduction of cost of the investment. No dividends were recorded for the three months ended March 31, 2015.

Related Party Transactions of Unconsolidated Joint Ventures
The Company has equity ownership interests in certain unconsolidated asset management companies (each an “AMC”) that provide management services to certain of its unconsolidated joint ventures. The AMCs earn annual management fees equal to 50 to 75 basis points of the outstanding unpaid principal balance of each loan portfolio and are responsible for the payment of allocations of compensation, overhead and direct costs incurred by an affiliate of the Manager pursuant to a cost allocation arrangement.
Certain unconsolidated joint ventures reimburse CCLLC and its affiliates for costs incurred on their behalf, including costs of property management. The joint ventures, including AMCs, were allocated approximately $2.3 million and $7.8 million in costs from such affiliates of the Manager for the three months ended March 31, 2015 and 2014, respectively. Such costs are included in property operating and other expenses in the combined condensed statements of operations of unconsolidated joint ventures above. The Company’s proportionate share, based upon its percentage interests in the joint ventures, was $0.8 million and $2.1 million for the three months ended March 31, 2015 and 2014, respectively.

7. Intangibles
The following table summarizes goodwill and intangibles arising from acquisition of operating real estate properties through business combinations or purchase-leaseback transactions:

	March 31, 2015			December 31, 2014
(In thousands)	Gross	Accumulated Amortization	Net Carrying Amount	Gross	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Goodwill	$20,000	NA	$20,000	$20,000	NA	$20,000
In-place lease values	60,511	$(7,413)	53,098	48,018	$(2,295)	45,723
Above-market lease values	23,121	(1,945)	21,176	23,194	(280)	22,914
Below-market ground lease obligations	1,420	(20)	1,400	1,420	(14)	1,406
Deferred leasing costs	51,186	(3,337)	47,849	36,788	(771)	36,017
Total intangible assets	$156,238	$(12,715)	$143,523	$129,420	$(3,360)	$126,060

Intangible liabilities:
Below-market lease values	$12,475	$(760)	$11,715	$10,282	$(114)	$10,168
Above-market ground lease obligations	171	(2)	169	171	—	171
Total intangible liabilities	$12,646	$(762)	$11,884	$10,453	$(114)	$10,339
Goodwill represents the excess of consideration transferred over the fair value of net assets from the acquisition of a light industrial operating platform on December 18, 2014, and represents the value of the acquired operating platform, which primarily consists of its work force and business processes. The Company evaluates goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. As of March 31, 2015, no indications of potential impairment to goodwill was identified.
The following table summarizes the amortization of intangible assets and liabilities:

	Three Months Ended March 31,
(In thousands)	2015	2014
Above-market lease values	$(1,670)	$—
Below-market lease values	647	—
Decrease to rental income	$(1,023)	$—
In-place lease values	$5,128	$288
Deferred leasing costs	2,572	81
Amortization expense	$7,700	$369
Net below-market ground lease obligations	$5	$—
Increase to rent expense	$5	$—

The table below presents the estimated annual amortization of acquisition-related lease intangibles for each of the next five years and thereafter:

(In thousands)	Intangible Assets				Intangible Liabilities
Year Ending December 31,	In-Place Lease Values	Above-Market Lease Values	Deferred Leasing Costs	Below-Market Ground Lease Obligations	Below-Market Lease Values	Above-Market Ground Lease Obligations
Remaining 2015	$11,003	$5,005	$6,936	$20	$(2,319)	$(5)
2016	10,374	5,737	7,975	26	(2,792)	(6)
2017	7,268	4,143	6,491	26	(2,227)	(6)
2018	5,198	2,589	5,014	26	(1,472)	(6)
2019	3,705	1,173	3,585	26	(894)	(6)
2020 and after	15,550	2,529	17,848	1,276	(2,011)	(140)
Total	$53,098	$21,176	$47,849	$1,400	$(11,715)	$(169)

8. Other Assets
The following table summarizes the Company's other assets:

(In thousands)	March 31, 2015	December 31, 2014
Restricted cash (1)	$83,813	$76,945
Deferred financing costs, net (2)	49,535	51,103
Receivables, including straight-line rents	20,295	12,783
Derivative assets	55,400	26,479
Deferred tax assets	6,575	6,713
Prepaid expenses and other	7,269	7,721
Total other assets	$222,887	$181,744
__________

(1)
Restricted cash includes borrower escrow accounts, tenant security deposits and escrow accounts for interest, property taxes and capital expenditure reserves required under secured financing agreements.

(2)	Deferred financing costs are shown net of accumulated amortization of $17.5 million and $13.1 million as of March 31, 2015 and December 31, 2014, respectively.

9. Debt
Line of Credit
The Company has a credit facility (the “JPM Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent, and certain lenders. As of March 31, 2015, the JPM Credit Agreement provides a secured revolving credit facility in the maximum principal amount of $645 million, which may be increased to $800 million, subject to certain conditions, including each lender or substitute lender agreeing to provide commitments for such increased amount.
The maximum amount available to borrow under the JPM Credit Agreement at any time is limited by a borrowing base of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of net book value or a multiple of Core Earnings (as defined in the management agreement between the Company and the Manager). As of March 31, 2015, the borrowing base valuation was sufficient to permit borrowings of up to the entire $645 million commitment, of which $246.6 million remained available.
Advances under the amended and restated JPM Credit Agreement accrue interest at a per annum rate equal to the sum of one-month LIBOR plus 2.75%. At March 31, 2015, the Company had outstanding borrowings bearing weighted average interest at 2.92%. The Company also pays a commitment fee of 0.5% or 0.4% of the unused amount (0.4% at March 31, 2015), depending upon usage.
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
The JPM Credit Agreement contains various affirmative and negative covenants, including financial covenants that require the Company to maintain minimum tangible net worth and liquidity levels and financial ratios, as defined in the JPM Credit Agreement. At March 31, 2015, the Company was in compliance with all of these financial covenants.
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
Secured and Unsecured Debt
The following table summarizes certain information about the Company's secured and unsecured debt:

(Amounts in thousands)				Carrying Amount
Type	Collateral	Interest Rate	Maturity Date	March 31, 2015	December 31, 2014
Secured Debt:
Secured financing (1)	Portfolio of 18 first mortgage loans and 1 subordinated loan	1-month LIBOR+2.85%	December 2017	$85,194	$90,164
Secured financing (2)	Senior participation interest in a portfolio of 1 first mortgage loan and 1 subordinated loan	1-month LIBOR+2.85%	N/A	15,939	80,213
First mortgage loan (3)	Office property in Minnesota	4.84% fixed	January 2024	88,000	88,000
First mortgage loans (4)	Two higher education campuses located in Switzerland	2.72% fixed	December 2029	125,598	—
First mortgage loan (5)	Portfolio of light industrial real estate assets across the U.S.	1-month LIBOR+2.25%	December 2019	1,088,500	1,088,500
Repurchase facility (6)	Eligible first mortgage loans originated within the Transitional CRE Lending Platform	1-month LIBOR+2.5%	February 2016	118,356	85,520
				1,521,587	1,432,397
Commercial Mortgage-Backed Securitization ("CMBS") Debt:
CMBS 2014-FL1 (7)	Portfolio of 11 first mortgage loans originated within the Transitional CRE Lending Platform	1-month LIBOR+1.78%	April 2031	126,216	126,204
CMBS 2014-FL2 (8)	Portfolio of 15 commercial mortgage loans originated within the Transitional CRE Lending Platform	1-month LIBOR+1.96%	November 2031	204,959	197,655
CMBS MF 2014-1 (9)	Portfolio of 278 performing first mortgage loans secured by multifamily properties	2.54% fixed	N/A	190,874	213,409
				522,049	537,268
Unsecured Debt:
Unsecured note (10)	—	(10)	December 2017	9,889	10,000
Total				$2,053,525	$1,979,665
__________

(1)
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

(3)
The loan requires monthly interest payments until January 2016, then principal and interest payments based on a 30-year amortization schedule. The loan agreement requires rent receipts from the collateral property to be initially deposited into a lockbox account controlled by the lender. The excess of monthly rent receipts over monthly debt service is remitted to the Company.

(4)
Concurrent with the acquisition of two single-tenant net leased properties in January 2015, the Company obtained two 15-year term, non-recourse, loans with aggregate principal amount of CHF 122.1 million from a financial institution. These loans are secured by the acquired real estate properties and bear interest at a fixed weighted-average rate of 2.72%. The loan agreements require quarterly interest payments until October 10, 2015, then principal and interest payments based on a 33-year amortization schedule.

(5)
In connection with the acquisition of the portfolio of light industrial real estate assets and operating platform in December 2014, the Company obtained a $1.13 billion mortgage loan, of which $1.09 billion was drawn, from a financial institution. This loan is secured by the acquired real estate portfolio, has an initial term of 2 years, plus three 1-year extension options, and bears interest at one-month LIBOR plus 2.25%. The interest rate will increase to one-month LIBOR plus 2.5% after the fourth anniversary date. The loan requires interest-only monthly payments, plus a 0.05% administration fee, until maturity.

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

(7)
As discussed in Note 3, on April 10, 2014, FL1 Issuer offered and sold to third parties approximately $126.2 million aggregate principal balance of the FL1 Offered Notes with net proceeds from the sale, after deducting securitization costs, of approximately $122.3 million. The FL1 Offered Notes are secured by all assets of the FL1 Issuer consisting of commercial mortgage loans originated within the Transitional CRE Lending Platform with an aggregate UPB of $190.6 million as of March 31, 2015. Although the securitization debt has a contractual maturity date of April 2031, any principal repayments from the underlying collateral mortgage loans must be applied to repay the debt until the balance is paid in full. The underlying collateral mortgage loans have initial terms of 2 to 3 years.

(8)
As discussed in Note 3, in November and December of 2014 and January 2015, FL2 Issuer offered and sold to third parties approximately $205 million aggregate principal balance of the FL2 Offered Notes with net proceeds from the sale, after deducting securitization costs and repayment of $93.1 million outstanding under the Repurchase Facility described below, of approximately $108.9 million. The secured 2014-FL2 Notes are secured by all assets of the FL2 Issuer consisting of commercial mortgage loans originated within the Transitional CRE Lending Platform with an aggregate UPB of $307.6 million as of March 31, 2015. Although the securitization debt has a contractual maturity date of November 2031, any principal repayments from the underlying collateral mortgage loans must be applied to repay the debt until the balance is paid in full. The underlying collateral mortgage loans have initial terms of 2 to 3 years.

(9)
As discussed in Note 3, on October 30, 2014, Colony Multifamily Mortgage Trust 2014-1 offered and sold to third parties approximately $217.2 million principal balance of the MF 2014-1 Certificates with net proceeds, after deducting securitization costs and accrued interest, of approximately $214.4 million. Although the securitization debt does not have a contractual maturity date, any principal repayments from the underlying collateral mortgage loans must be applied to repay the debt until the balance is paid in full. The underlying collateral mortgage loans have initial remaining terms of 1 to 24 years.

(10)
In connection with the acquisition of the portfolio of light industrial real estate assets and operating platform from Cobalt Capital Partners, L.P. and its affiliates in December 2014, the Company issued an unsecured note in the amount of $10 million to Cobalt Capital Management, L.P., an affiliate of Cobalt Capital Partners, L.P. and a service provider that continues to manage the light industrial portfolio and its day-to-day operations. The note will mature on the third anniversary of the date of acquisition and one-third of the initial principal amount of the note is required to be repaid on each of the first, second and third anniversaries of the date of acquisition (each, a “Payment Date”). Principal under the note shall be paid in either (a) shares of the Company’s common stock, or (b) OP Units, which are exchangeable for shares of the Company’s common stock. The interest on the note is payable in an amount equivalent to dividends paid on shares that would have been due had the holder held shares of the Company's common stock in lieu of the note. At the dividend rate in effect as of March 31, 2015, the effective interest rate on this loan is approximately 6.1%.

The financing agreements require minimum scheduled principal payments or payments that depend upon the net cash flows from the collateral assets and the ratio of principal outstanding to collateral. The following table summarizes such minimum principal payments and estimated principal payments based upon reasonable expectations of cash flows from the underlying collateral assets as of March 31, 2015:

Year Ending December 31,	(In thousands)
Remaining 2015	$221,744	(1)
2016	201,994	(1)
2017	259,698	(1)
2018	34,229
2019	1,114,224
2020 and after	221,636
Total	$2,053,525
_________

(1)	Includes $3.2 million, $3.3 million and $3.3 million payable in shares of the Company's common stock for 2015, 2016 and 2017, respectively

Convertible Senior Notes
Convertible Senior Notes issued by the Company and outstanding as of balance sheet dates are as follows:

				Conversion Price (per share of common stock)		March 31, 2015		December 31, 2014
	Issuance Date	Due Date	Interest Rate		Redemption Date	Outstanding Principal (in thousands)	Carrying Amount (in thousands)	Outstanding Principal (in thousands)	Carrying Amount (in thousands)
5% Convertible Senior Notes	April 2013	April 15, 2023	Fixed 5.00%	$23.60	On or after April 22, 2020	$200,000	$200,000	$200,000	$200,000
3.875% Convertible Senior Notes	January and June 2014	January 15, 2021	Fixed 3.875%	24.82	On or after January 22, 2019	402,500	404,424	402,500	404,498
						$602,500	$604,424	$602,500	$604,498
The Company may redeem the Convertible Senior Notes at its option at any time on or after the respective redemption dates of the Convertible Notes if the last reported sale price of the Company's common stock has been at least 130% of the conversion price of the convertible notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption, at a redemption price equal to 100% of the principal amount of the convertible notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

10. Derivatives and Hedging
The Company does not use derivative instruments for speculative or trading purposes, but enters into derivative transactions to manage the risk of changes in interest rates and foreign exchange rates, arising from both its business operations and economic conditions. Specifically, the Company enters into derivative instruments to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and cash payments, the values of which are driven by interest rates, principally relating to the Company’s investments and borrowings. Additionally, the Company’s foreign operations expose the Company to fluctuations in foreign interest rates and exchange rates. The Company enters into derivative instruments to protect the value or fix certain of these foreign denominated amounts in terms of its functional currency, the U.S. dollar. Derivative instruments used in the Company’s risk management activities may be designated as qualifying hedge accounting relationships (“designated hedges”) or otherwise used for economic hedging purposes (“non-designated hedges”).
Gross fair value of derivative assets and derivative liabilities included in the condensed consolidated balance sheets are as follows:

	March 31, 2015			December 31, 2014
(In thousands)	Designated Hedges	Non-Designated Hedges	Total	Designated Hedges	Non-Designated Hedges	Total
Derivative Assets
Foreign exchange contracts	$55,241	$—	$55,241	$25,820	$—	$25,820
Interest rate contracts	134	25	159	402	257	659
Included in other assets	$55,375	$25	$55,400	$26,222	$257	$26,479
Derivative Liabilities
Foreign exchange contracts	$6,589	$—	$6,589	$6,718	$—	$6,718
Included in accrued and other liabilities	$6,589	$—	$6,589	$6,718	$—	$6,718
Certain counterparties to the derivative instruments require the Company to deposit cash or other eligible collateral for derivative financial liabilities exceeding $100,000. As of March 31, 2015, the Company had no amounts on deposit related to these agreements.
Designated Hedges
Net Investment Hedges
The Company’s foreign denominated net investments in joint ventures, loans receivable and real estate totaled approximately €341.7 million, £137.0 million and CHF53.2 million, or a total of $624.3 million, as of March 31, 2015 and €315.9 million and £128.0 million, or a total of $581.7 million, as of December 31, 2014.

The Company entered into foreign exchange contracts to hedge the foreign currency exposure of its net investments, designated as accounting hedges of net investments, as follows:

•	forward contracts whereby the Company agrees to sell an amount of foreign currency for an agreed upon amount of U.S. dollars; and

•
    foreign exchange collars (caps and floors) without upfront premium costs, which consist of a combination of currency options with single date expirations, whereby the Company gains protection against foreign currency weakening below a specified level and pays for that protection by giving up gains from foreign currency appreciation above a specified level.

These foreign exchange contracts are used to protect certain of the Company’s foreign denominated investments and receivables from adverse foreign currency fluctuations.
The following table summarizes the aggregate notional amount of the foreign exchange contracts in place along with various key terms as of March 31, 2015:

Hedged Currency	Instrument Type	Notional Amount (in thousands)		FX Rates ($ per unit of foreign currency)	Range of Expiration Dates
EUR	Collar		€218,325	Min $1.09 / Max $1.57	July 2015 to March 2020
GBP	Collar		£75,000	Min $1.45 / Max $1.82	September 2017 to December 2019
EUR	Forward		€66,900	Range between $1.15 to $1.40	June 2015 to July 2018
GBP	Forward		£41,900	Range between $1.49 to $1.65	May 2015 to November 2015
CHF	Forward	CHF	55,545	Range between $0.67 to $0.68	January 2030
Cash Flow Hedges
The Company uses interest rate caps designated as cash flow hedges to limit the exposure of increases in interest rates on two of the Company's LIBOR-indexed secured debt. Interest rate caps involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an upfront premium. As of March 31, 2015 and 2014, there were two interest rate caps with (a) a notional amount of $57.5 million, a 2.5% strike on one-month LIBOR and expiration in November 2015, and (b) a notional amount of $950 million, a 3.0% strike on one-month LIBOR and expiration in December 2016. No gain or loss was recognized in earnings related to these cash flow hedges for the three months ended March 31, 2015 and 2014.
Changes in fair value of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income (“AOCI”) and reclassified into the line item in the income statement in which the hedged item is recorded in the same period the hedged item affects earnings. Hedge ineffectiveness as well as gains and losses on any non-designated portion of a derivative instrument are recorded in earnings in other gain (loss), net. Changes in fair value of derivatives designated as hedges of net investments in foreign operations, to the extent effective, are recorded in AOCI.
For the three months ended March 31, 2015, $215,000 of unrealized gain for ineffectiveness related to net investment hedges was recorded in earnings. There was no hedge ineffectiveness for the three months ended March 31, 2014.
Non-Designated Hedges
Non-designated hedges are derivatives that do not meet the criteria for hedge accounting or for which the Company did not elect to designate as accounting hedges. Changes in the fair value of derivatives not designated as hedges are recorded in other gain or loss in the condensed consolidated statements of operations.
The Company entered into an interest rate swap in connection with one of the PCI loans acquired in November 2013. The interest rate swap effectively converted the acquired floating rate loan to a fixed rate loan, through receipts at a fixed rate of 4.24% and payments at Euro Interbank Offered Rate ("Euribor") on a €14.0 million notional amount, terminating in February 2015. The Company also entered into an interest rate cap in connection with the $1.1 billion first mortgage debt obtained from a financial institution to finance its acquisition of a light industrial portfolio in December 2014. A portion of this cap in the notional amount of $182.8 million with a 3.0% strike on one-month LIBOR and expiring in December 2016 was not designated as an accounting hedge. For the three months ended March 31, 2015 and 2014, net fair value loss associated with non-designated hedges of $52,000 and $4,000, respectively, were included in other gain (loss), net in the condensed consolidated statements of operations.

11. Fair Value Measurements
Level 1 fair values are based on quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 fair values use quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or valuation techniques utilizing inputs that are observable directly or indirectly. Level 3 fair values are determined based on valuation techniques using at least one significant assumption or input that is unobservable and requires significant management judgment or estimate.
Recurring Fair Values
As of March 31, 2015 and December 31, 2014, financial instruments carried at fair value on a recurring basis consist of derivative assets and derivative liabilities, which are classified under Level 2 fair value hierarchy, as presented in Note 10 Derivatives and Hedging. These interest rate contracts and foreign exchange contracts are traded over-the-counter and valued based on observable inputs such as contractual cash flows, yield curve, foreign currency rates and credit spreads, as applicable.
Nonrecurring Fair Value
The Company holds certain assets carried at fair value on a nonrecurring basis, which comprise REO properties, loans held for sale and real estate held for sale carried at the lower of carrying value and fair value. Nonrecurring fair value at March 31, 2015 was approximately $16.2 million and consisted of real estate assets classified as held for sale during the three months ended March 31, 2015. These real estate assets fall under the Level 3 fair value hierarchy and their fair values were determined based on either contracted price or market comparables, less estimated costs to sell. An impairment of $450,000 is included in other gain (loss), net, related to these assets held for sale. There were no assets held by the Company which were carried at nonrecurring fair value as of December 31, 2014.
Fair Value Disclosure of Financial Instruments Reported at Cost
Carrying amounts and estimated fair values of financial instruments reported at amortized cost are presented below:

	Fair Value Measurements				Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total
March 31, 2015
Assets
Investments in unconsolidated joint ventures	$—	$—	$2,092,368	$2,092,368	$1,755,344
Loans held for investment	—	—	2,184,670	2,184,670	2,146,897
	$—	$—	$4,277,038	$4,277,038	$3,902,241
Liabilities
Line of credit	$—	$398,400	$—	$398,400	$398,400
Secured and unsecured debt	—	—	1,539,886	1,539,886	1,531,476
CMBS debt	—	517,600	—	517,600	522,049
Convertible senior notes	659,157	—	—	659,157	604,424
	$659,157	$916,000	$1,539,886	$3,115,043	$3,056,349
December 31, 2014
Assets
Investments in unconsolidated joint ventures	$—	$—	$1,963,965	$1,963,965	$1,646,977
Loans held for investment	—	—	2,163,500	2,163,500	2,131,134
	$—	$—	$4,127,465	$4,127,465	$3,778,111
Liabilities
Line of credit	$—	$164,000	$—	$164,000	$164,000
Secured and unsecured debt	—	—	1,442,397	1,442,397	1,442,397
CMBS debt	—	536,927	—	536,927	537,268
Convertible senior notes	617,763	—	—	617,763	604,498
	$617,763	$700,927	$1,442,397	$2,761,087	$2,748,163
Fair values of loans held for investment are estimated based on cash flow projections of principal and interest expected to be collected, discounted using interest rates available for borrowers with similar credit metrics, and considering any available market comparables or dealer quotes, if applicable. Carrying values of loans held for investment are presented net of allowances for loan losses, where applicable.
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
Fair value of the line of credit approximated carrying value as its prevailing interest rate and applicable terms were recently renegotiated and agreed upon with the Company's lender in December 2014. Fair values of the secured and unsecured financing were estimated by discounting expected future cash outlays at current interest rates available for similar instruments. Fair value of CMBS debt was determined using the last trade price of similar instruments in active markets, and for recent securitizations, fair value approximates carrying value. Fair value of convertible senior notes was determined using the last trade price in active markets.
The fair values of cash, interest receivable, due to affiliates and accrued and other liabilities approximate carrying values due to their short term nature.

12. Stockholders’ Equity and Noncontrolling Interests
Preferred Stock
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
Common Stock
The Company issued common stock in 2014 as follows:

(In thousands, except per share data)	Number of Shares	Average Price per Share	Net Proceeds (1)
March 2014	14,950	$21.90	$327,115
July 2014	17,250	22.14	381,545
At-the-market sales in 2014	406	21.07	8,465
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

Accumulated Other Comprehensive Income
The following tables present the changes in each component of accumulated other comprehensive income attributable to the stockholders, net of immaterial tax effect:

(In thousands)	Equity in AOCI of Unconsolidated Joint Ventures	Unrealized Gain/Loss on Beneficial Interests in Debt Securities	Unrealized Gain/Loss on Fair Value of Cash Flow Hedge	Foreign Currency Translation Gain/Loss	Unrealized Gain/Loss on Fair Value of Net Investment Hedges	Total
Balance at December 31, 2013	$3,621	$325	$(19)	$1,849	$(3,183)	$2,593
Other comprehensive income (loss) before reclassifications	244	(27)	4	202	328	751
Amounts reclassified from accumulated other comprehensive income	(3,865)	—	—	(1)	—	(3,866)
Net other comprehensive (loss) income	(3,621)	(27)	4	201	328	(3,115)
Balance at March 31, 2014	$—	$298	$(15)	$2,050	$(2,855)	$(522)

Balance at December 31, 2014	$451	$—	$(101)	$(52,643)	$23,802	$(28,491)
Other comprehensive income (loss) before reclassifications	(612)	—	(170)	(47,840)	30,797	(17,825)
Amounts reclassified from accumulated other comprehensive income	161	—	—	—	(215)	(54)
Net other comprehensive (loss) income	(451)	—	(170)	(47,840)	30,582	(17,879)
Balance at March 31, 2015	$—	$—	$(271)	$(100,483)	$54,384	$(46,370)
Information about amounts reclassified out of accumulated other comprehensive income attributable to stockholders by component is presented below:

(In thousands)	Three Months Ended March 31,		Affected Line Item in the Condensed Consolidated Statements of Operations
Component of AOCI with reclassification into earnings	2015	2014
Equity in realized gain on sale of marketable securities of unconsolidated joint ventures	$(161)	$3,865	Equity in income of unconsolidated joint ventures
Realized foreign exchange gain (loss)	—	1	Other gain (loss), net
Ineffectiveness on net investment hedges	215	—	Other gain (loss), net
Changes in accumulated other comprehensive income attributable to noncontrolling interests for the three months ended March 31, 2015 was $3.6 million, relating primarily to foreign currency translation. Such amounts for the corresponding period in 2014 were inconsequential.
Noncontrolling Interests
The Company entered into investments with various Co-Investment Funds pursuant to an investment allocation agreement among the Company, the Manager and CCLLC. A substantial portion of noncontrolling interests in less-than-wholly-owned subsidiaries represent interests held by private investment funds or other investment vehicles managed by CCLLC or its affiliates prior to the Combination and which will be managed by the Company subsequent to the Combination, while the remainder represents interests held by third-party strategic investment partners.

13. Earnings per Share
The following table provides the basic and diluted earnings per common share computations:

	Three Months Ended March 31,
(In thousands, except per share data)	2015	2014
Net income allocated to common stockholders
Net income	$16,215	$29,850
Net income attributable to noncontrolling interests	(5,686)	(8,120)
Net income attributable to Colony Capital, Inc.	10,529	21,730
Preferred dividends	(6,972)	(5,355)
Net income attributable to common stockholders	3,557	16,375
Net income allocated to participating securities (nonvested shares)	(305)	(240)
Basic net income allocated to common stockholders	3,252	16,135
Interest expense attributable to convertible senior notes (1)	—	—
Diluted net income allocated to common stockholders	$3,252	$16,135
Weighted average common shares outstanding
Basic weighted average number of common shares outstanding	109,415	80,952
Weighted average effect of dilutive shares (1)	—	—
Diluted weighted average number of common shares outstanding	109,415	80,952
Earnings per share
Basic	$0.03	$0.20
Diluted	$0.03	$0.20
__________

(1)
For the three months ended March 31, 2015 and 2014, excluded from the calculation of diluted income per share is the effect of adding back $6.8 million and $4.3 million, respectively, of interest expense and 24,694,800 and 14,860,800 weighted average dilutive common share equivalents, respectively, for the assumed conversion of the Convertible Notes, as their inclusion would be antidilutive. For the three months ended March 31, 2015, also excluded from the calculation of diluted income per share is the effect of adding back $169,000 of interest expense and 412,900 weighted average dilutive common share equivalents for the assumed repayment of the $10 million unsecured note issued to Cobalt Capital Management, L.P. (see Note 9) in shares of the Company's common stock as its inclusion would be antidilutive.

14. Related Party Transactions
The Company has engaged in various transactions with related parties, including co-investments and other transactions with its unconsolidated joint ventures (as described in Note 6), as well as transactions with the Manager and its affiliates.
Amounts incurred by the Company and payable to the Manager or its affiliates for the periods presented consisted of the following:

	Three Months Ended March 31,
(In thousands)	2015	2014
Base management fee expense (1)	$9,064	$6,642
Compensation pursuant to secondment agreement	450	324
Allocated and direct investment-related expenses	366	746
Allocated and direct administrative expenses	1,922	667
	$11,802	$8,379
_________

(1)	Excludes share-based compensation cost for vested awards in the Company's common stock granted to the Manager, as described in Note 15.

Amounts due to the Manager or its affiliates, presented as due to affiliates on the condensed consolidated balance sheets, are as follows:

(In thousands)	March 31, 2015	December 31, 2014
Base management fee expense	$9,064	$9,173
Secondment reimbursement	364	1,393
Reimbursement of direct and allocated administrative and investment costs	1,000	1,670
	$10,428	$12,236

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
Equity Incentive Plan
On May 8, 2014, the Company’s stockholders approved the Colony Capital, Inc. 2014 Equity Incentive Plan (as amended and restated, the “Equity Incentive Plan”), which constitutes an amendment and restatement of the Company’s 2011 Equity Incentive Plan (the “2011 Plan”). The Equity Incentive Plan provides for the grant of options to purchase shares of common stock, share awards (including restricted stock and stock units), stock appreciation rights, performance awards and annual incentive awards, dividend equivalent rights, long-term incentive units, cash and other equity-based awards. Certain named executive officers of the Company, along with other eligible employees, directors and service providers, including the Manager and employees of the Manager, are eligible to receive awards under the Equity Incentive Plan. The Company has reserved a total of 2,500,000 additional shares of common stock for issuance pursuant to the Equity Incentive Plan, in addition to (i) the number of shares of common stock available for issuance under the 2011 Plan as of May 8, 2014 and (ii) the number of shares of common stock subject to outstanding awards under the 2011 Plan that terminate by expiration, forfeiture, cancellation or otherwise without the issuance of such shares of common stock. The Equity Incentive Plan will expire in 2024 unless earlier terminated by the Company. The share awards granted under the Equity Incentive Plan generally vest 25% upfront and the remainder over a 3-year period from the date of grant.
Fair value of stock awards are based on the closing price of the Company's common stock on date of grant. Additionally, fair value of awards granted to the Manager or its employees are remeasured at the end of each period until such time that the awards vest.
Share-based compensation cost recognized is presented in the condensed consolidated statements of operations as follows:

	Location in Condensed Consolidated Statements of Operations	Three Months Ended March 31,
(In thousands)		2015	2014
Stock grants to the Manager	Management fee expense	$5,897	$4,071
Stock grants to non-executive directors and employee	Administrative expenses	89	89
		$5,986	$4,160

Changes in the Company’s nonvested share awards is summarized below:

	Restricted Stock Grants
(In thousands, except per share data)	Non-Executive Directors	Employee	Manager or its Employees	Total	Weighted Average Grant Date Fair Value
Nonvested shares at December 31, 2013	6,837	17,172	488,759	512,768	$18.28
Granted	11,250	—	500,000	511,250	20.31
Vested	(6,837)	(8,586)	(322,505)	(337,928)	18.83
Forfeited	—	—	—	—	n/a
Nonvested shares at March 31, 2014	11,250	8,586	666,254	686,090	19.52
Weighted average grant-date fair value for shares granted during the period	$23.20	n/a	$20.24

Nonvested shares at December 31, 2014	15,234	8,586	665,618	689,438	19.54
Granted	13,928	—	618,081	632,009	24.40
Vested	(11,250)	(8,586)	(476,361)	(496,197)	20.61
Forfeited	—	—	—	—	—
Nonvested shares at March 31, 2015	17,912	—	807,338	825,250	$22.62
Weighted average grant-date fair value for shares granted during the period	$24.99	n/a	$24.39
Total fair value of shares that vested, based on the quoted closing share price of the Company's common stock on the New York Stock Exchange ("NYSE") on the respective grant date or vesting date, is $12.1 million and $6.9 million for the three months ended March 31, 2015 and 2014, respectively.
As of March 31, 2015, aggregate unrecognized compensation cost related to nonvested restricted stock grants was approximately $19.2 million and is expected to be fully recognized over a weighted-average period of 27 months.

16. Income Taxes
The Company’s taxable REIT subsidiaries (each a “TRS”) are subject to corporate-level federal, state, foreign and local income taxes. Components of the Company’s income tax expense is presented below:

	Three Months Ended March 31,
(In thousands)	2015	2014
Current
Federal	$268	$347
State	210	102
Total current tax expense	478	449
Deferred
Federal	114	(176)
State	58	(28)
Total deferred tax expense (benefit)	172	(204)
Total income tax expense	$650	$245
Net deferred tax assets of $6.3 million and $6.5 million are included in other assets and accrued and other liabilities as of March 31, 2015 and December 31, 2014, respectively. Deferred tax assets and liabilities arise from temporary differences in income recognition for GAAP and tax purposes of investments held through TRSs, primarily due to the timing of discount amortization on purchased loans, accelerated depreciation of real estate for tax purposes and accelerated impairment recognition under GAAP.
17. Commitments and Contingencies
Investment Commitments
Investments in unconsolidated joint ventures—Pursuant to the operating agreements of certain unconsolidated joint ventures, the joint venture partners may be required to fund additional amounts for future investments, unfunded lending commitments, ordinary operating costs, guaranties or commitments of the joint ventures. As of March 31, 2015, the Company’s share of those commitments was $337.4 million.

Consolidated real estate debt investments—The Company may be required to fund additional amounts to borrowers pursuant to certain loan agreements. As of March 31, 2015, combined unfunded lending commitments totaled $209.3 million, of which the Company's share, net of noncontrolling interests, was $180.9 million.
Consolidated real estate equity investments—In connection with the Company's acquisition of a light industrial portfolio and operating platform in December 2014, the Company, together with 37% third-party limited partners, may be required to fund additional amounts for future real estate acquisitions and operating costs through ColFin Industrial Partnership, as directed by the general partner of this entity, which is a controlled affiliate of the Company. As of March 31, 2015, such unfunded commitment was $369.9 million, representing $233.6 million for the Company and $136.3 million for the limited partners.
Additionally, in March 2015, the Company entered into a purchase agreement to acquire an operating property in Massachusetts and made a $1 million deposit. As of March 31, 2015, the unfunded purchase commitment was $34 million.
Lease Commitments
In connection with certain property acquisitions, the Company assumed certain noncancelable operating ground leases as lessee or sublessee. The ground leases expire at various times through 2068. Certain leases require contingent rent payments based on a percentage of gross rental receipts, net of certain operating expenses, as defined in the lease. For the three months ended March 31, 2015, ground rent expense was $77,000, including contingent rent. Rents paid under the ground leases are recoverable from tenants.
Future minimum rent commitments under the ground leases as of March 31, 2015 are as follows:

Year Ending December 31,	(In thousands)
Remaining 2015	$189
2016	255
2017	255
2018	255
2019	255
2020 and after	10,687
Total	$11,896
Guarantees
In connection with financing arrangements for certain unconsolidated joint ventures, the Company provided customary non-recourse carve-out guaranties. The Company believes that the likelihood of making any payments under the guaranties is remote, and has not accrued for a guaranty liability as of March 31, 2015.
Litigation
In the ordinary course of business, the Company may be involved in litigation and claims which may result in legal costs and liability that could have a material effect on the Company’s financial position and results of operations. As of March 31, 2015, the Company was not involved in such litigation.

18. Segment Information
The following tables present the operating results of the Company’s four reportable segments. Effective December 31, 2014, the Company identified a new reportable segment Light Industrial Platform within its real estate equity business following its acquisition of a portfolio of light industrial real estate properties and associated operating platform in December 2014.

	Real Estate Equity
(In thousands)	Light Industrial Platform	Single-Family Residential Rentals	Other	Real Estate Debt	Amounts Not Allocated to Segments	Total
Three Months Ended March 31, 2015
Income:
Interest income	$7	$—	$6	$46,124	$—	$46,137
Rental income and tenant reimbursements	36,318	—	7,475	—	—	43,793
Equity in (loss) income of unconsolidated joint ventures	—	(3,912)	5,527	24,734	—	26,349
Other income	—	—	—	226	107	333
Total income (loss)	36,325	(3,912)	13,008	71,084	107	116,612
Expenses:
Management fees	—	—	—	—	14,961	14,961
Investment and servicing expenses	601	—	162	1,203	651	2,617
Transaction costs	93	—	—	—	14,097	14,190
Interest expense	7,875	—	1,807	6,700	10,211	26,593
Property operating expenses	12,760	—	1,251	—	—	14,011
Depreciation and amortization	19,620	—	2,688	—	—	22,308
Administrative expenses	502	—	112	332	3,835	4,781
Total expenses	41,451	—	6,020	8,235	43,755	99,461
Other (loss) gain, net	(502)	—	—	—	216	(286)
(Loss) income before income taxes	(5,628)	(3,912)	6,988	62,849	(43,432)	16,865
Income tax (benefit) expense (1)	(122)	—	(49)	821	—	650
Net (loss) income	(5,506)	(3,912)	7,037	62,028	(43,432)	16,215
Net (loss) income attributable to noncontrolling interests	(1,969)	—	869	6,786	—	5,686
Net (loss) income attributable to Colony Capital, Inc.	$(3,537)	$(3,912)	$6,168	$55,242	$(43,432)	$10,529

	Real Estate Equity
(In thousands)	Light Industrial Platform	Single-Family Residential Rentals	Other	Real Estate Debt	Amounts Not Allocated to Segments	Total
Three Months Ended March 31, 2014
Income:
Interest income	$—	$—	$—	$33,064	$38	$33,102
Rental income and tenant reimbursements	—	—	3,241	—	—	3,241
Equity in (loss) income of unconsolidated joint ventures	—	(3,195)	7,018	18,816	—	22,639
Other income	—	—	—	225	—	225
Total (loss) income	—	(3,195)	10,259	52,105	38	59,207
Expenses:
Management fees	—	—	—	—	10,713	10,713
Investment and servicing expenses	—	—	—	508	753	1,261
Transaction costs	—	—	—	4,550	—	4,550
Interest expense	—	—	1,074	2,073	5,802	8,949
Property operating expenses	—	—	848	—	—	848
Depreciation and amortization	—	—	1,252	—	—	1,252
Administrative expenses	—	—	—	170	2,349	2,519
Total expenses	—	—	3,174	7,301	19,617	30,092
Other (loss) gain, net	—	—	—	(93)	1,073	980
(Loss) income before income taxes	—	(3,195)	7,085	44,711	(18,506)	30,095
Income tax expense	—	—	—	—	245	245
Net (loss) income	—	(3,195)	7,085	44,711	(18,751)	29,850
Net income attributable to noncontrolling interests	—	—	529	7,591	—	8,120
Net (loss) income attributable to Colony Capital, Inc.	$—	$(3,195)	$6,556	$37,120	$(18,751)	$21,730
The assets of each of the reportable segments are summarized as follows.

(In thousands)	March 31, 2015	December 31, 2014
Light industrial platform	$1,719,486	$1,693,282
Single-family residential rentals	488,811	494,613
Other real estate equity	831,305	558,630
Real estate debt	3,086,043	3,022,355
Segment assets (2)	6,125,645	5,768,880
Amounts not allocated to segments	38,248	102,968
Total assets	$6,163,893	$5,871,848
_________

(1)	Beginning in 2015, income tax (benefit) expense related to specific investments within each segment is allocated to the respective segments. Income tax expense was previously immaterial.

(2)
Beginning in 2015, the Company allocates cash and other assets held within investment holding entities that previously had not been allocated to segments. The impact of this change is an additional allocation of $63.4 million to segment assets at December 31, 2014, made up primarily of cash balances that can be directly attributed to the respective segments.

19. Subsequent Events
Combination with Colony Capital
On April 2, 2015, pursuant to agreements dated December 23, 2014, an operating subsidiary of the Company (“OP”) completed its acquisition of the CCLLC trademark name and substantially all of its real estate investment management business and operations, excluding those conducted exclusively in connection with Colony American Homes, Inc. (“CAH”), which is now an internally managed company. Upon consummation of the Combination, CCLLC's personnel became employees of the Company and the Company became an internally managed REIT. The Company is now able to sponsor new investment vehicles as general partner under the Colony name. In addition, the Company changed its name from Colony Financial, Inc. to

Colony Capital, Inc., but the Company’s common stock, which was reclassified as Class A Common Stock, continues to be listed on the NYSE under the ticker symbol “CLNY.”
The Combination was subject to approval of two-thirds of the Company’s non-affiliated shareholders, which was received at a special meeting of shareholders held on March 31, 2015.
The consideration for the Combination consists of an upfront and a contingent portion, as follows:

•
Upfront consideration paid in a combination of 1.43 million shares of Class A Common Stock, 563,987 shares of newly created Class B Common Stock, 21.34 million of membership units issued by OP ("OP units"), $11.8 million of cash payments made on behalf of CCLLC for its transaction costs and 1.37 million shares of Class A Common Stock withheld from distribution to Richard B. Saltzman to satisfy his tax obligations in connection with his receipt of such shares. The aggregate upfront consideration was valued at $658.6 million measured based upon the closing price of the Company’s common stock of $26.19 on April 1, 2015.

•
Contingent consideration to be paid in a combination of up to approximately 1.02 million shares of Class A Common Stock, 90,991 shares of Class B Common Stock and approximately 3.47 million OP Units, subject to multi-year performance targets for achievement of certain funds from operations per share targets and capital-raising thresholds from the funds management businesses. If the minimum performance target for either of these metrics is not met or exceeded, a portion of the contingent consideration paid in respect of the other metric would not be paid out in full.

Each share of Class B Common Stock and each OP Unit will be, at the holder’s option, convertible into one share of Class A Common Stock, subject, in the case of OP Units, to the terms and conditions set forth in the operating agreement of OP.
Upon consummation of the Combination, all of Colony Capital's senior executives became employed by the Company. In order to further demonstrate their collective long-term commitment to the Company’s business, Mr. Thomas J. Barrack, Jr., Executive Chairman, and Mr. Richard B. Saltzman, Chief Executive Officer and President, entered into 5-year employment agreements and related lock-up arrangements with the Company, which, subject to certain exceptions for estate planning, partial share pledges and tax-related sales, will generally restrict them from transferring their respective interests in OP Units and/or shares received in connection with the Combination over the same period as their respective employment agreement terms, which restriction would be ratably reduced over such period. Messrs. Barrack and Saltzman also have entered into non-competition arrangements with the Company, each of which will provide for clawback as to a material portion of consideration in the event such individuals violate the non-compete restrictions during the same period as their respective lock-ups. The employment agreements, and related lock-ups and non-competition arrangements became effective at the closing of the Combination.
The following table presents pro forma results of the Company as if the Combination had been consummated on January 1, 2014. The amounts have been calculated pursuant to the application of the Company’s accounting policies and adjusting the results of CCLLC's operations to reflect the additional depreciation and amortization, tax and compensation expense, and after eliminating intercompany transactions of the combined entities and allocation of net income to OP Units. The pro forma results for the three months ended March 31, 2015 were adjusted to exclude acquisition-related expenses of approximately $14.1 million. The unaudited pro forma results are not necessarily indicative of future operating results.

	Three Months Ended March 31,
(In thousands)	2015	2014
Pro forma total income	$147,711	$87,319
Pro forma net income attributable to Colony Capital, Inc.	23,238	17,531
Pro forma net income attributable to common stockholders	16,266	12,176
Preferred Stock Issuance
In April 2015, the Company completed an underwritten public offering of 11,500,000 shares of its 7.125% Series C Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share. The net offering proceeds, after deducting underwriting discounts and commissions and offering costs payable by the Company, were approximately $278 million. The Company used the net proceeds from the offering to repay amounts outstanding under the line of credit at the time of the offering, to fund acquisitions of target assets and for working capital and general corporate purposes.

Secured Financing
In April 2015, the Company entered into a master repurchase agreement with a financial institution to partially finance loans secured by real estate within the Company’s Transitional CRE Lending Platform. The facility provides up to $150 million of financing for eligible assets within the Transitional CRE Lending Platform and has an initial term of 3 years with option to extend for one or more additional one year periods. Advances under the facility bear interest at LIBOR plus 2.5%.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In this quarterly report on Form 10-Q (this “Report”) we refer to Colony Capital, Inc. as “we,” “us,” “Company,” or “our,” unless we specifically state otherwise or the context indicates otherwise. We refer to our manager, Colony Financial Manager, LLC, as the "Manager,” and the former parent company of the Manager, Colony Capital, LLC, together with its consolidated subsidiaries (other than us), as “CCLLC.”
The following discussion should be read in conjunction with our unaudited consolidated financial statements and the accompanying notes thereto, which are included in Item 1 of this Report, as well as the information contained in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2014, which is accessible on the Securities and Exchange Commission’s (the “SEC”) website at www.sec.gov.
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

Overview
We are a leading global real estate and investment management firm that targets attractive risk-adjusted investment returns and our portfolio is primarily composed of: (i) general partner interests in Company sponsored private equity funds and vehicles; (ii) real estate equity; and (iii) real estate and real estate-related debt. We have elected to be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes.
Prior to April 2, 2015, we were externally managed and advised by the Manager pursuant to the terms of a management agreement. The Manager was a wholly-owned subsidiary of CCLLC, a privately held independent global real estate investment firm founded in 1991 by Thomas J. Barrack, Jr., our Executive Chairman.
On March 31, 2015, our shareholders approved the acquisition by the Company of substantially all of CCLLC's real estate and investment management businesses and operations, which closed on April 2, 2015. Prior to the Combination, CCLLC sponsored $24 billion of equity across a variety of distinct funds and investment vehicles that collectively invested over $60 billion of total capital. Following the Combination, we are led by our Executive Chairman, Thomas J. Barrack, Jr. and Chief Executive Officer, Richard B. Saltzman, and employ the full management and investment team of CCLLC. Pursuant to the Combination, CCLLC's management contracts for its existing real estate and non-real estate funds and investment vehicles, other than CCLLC's interests in Colony American Homes, which became a self-managed REIT effective November 4, 2014, were contributed to the Company. As a result of the Combination, we now have the right to conduct all future Colony-branded investment activities, including the formation of real estate and non-real estate private investment funds, and own the Colony name and related intellectual property. The consideration for the Combination was paid primarily in the form of the Company’s Class A common stock, Class B common stock and units of membership interest in our operating partnership (exchangeable for shares of the Company’s Class A common stock or their equivalent in cash).
Upon consummation of the Combination, all of CCLLC’s senior executives became employed by the Company. In order to further demonstrate their collective long term commitment to the Company’s business, Messrs. Barrack and Saltzman entered into five-year employment agreements, certain other key senior executives entered into three-year employment agreements, and all such executives entered into or are subject to lock-up arrangements with the Company, which, subject to certain exceptions for estate planning, partial share pledges and tax-related sales, generally restrict them from transferring their respective interests in the Company’s operating partnership units and/or shares received in the Combination over the same period as their respective employment agreement terms.
Organizational Structure
The Company's organizational structure before and after the Combination is depicted in the diagrams below.
Pre-Combination
__________

(1)	At closing of the Combination, CLNY contributed to OP substantially all of CLNY’s other subsidiaries, assets and liabilities in exchange for additional OP Units.

Post-Combination
Our Business
Our business objective is to provide attractive risk-adjusted returns to our investors through a diversified portfolio of direct and indirect real estate-related equity and debt investments, including interests held through our investment management business. The total return profile of our investments is composed of both current yield, which is distributed through regular-way dividends, and capital appreciation potential, which is distributed through regular-way and/or special dividends. Our investments are diversified across a wide spectrum of commercial real estate property types – office, industrial, retail, multifamily, hospitality and single-family residential – and geographically, with investments across North America and Europe. Our investments typically fall within these broad categories:

•	Direct investment in real estate equity, which includes:

•	Light industrial properties held through a co-investment partnership formed and managed by us acting as general partner;

•	Single-family homes for rent held through our investment in CAH OP; and

•
Other real estate equity, which includes triple net lease investments, real estate acquired in settlement of loans, common equity in real estate or related companies, and certain preferred equity investments with profit participation meeting certain risk or return profiles.

•	Direct investment in real estate debt, which comprise:

•	Loan acquisitions including the purchase of performing, sub-performing and/or non-performing commercial real estate debt (including loan-to-own strategies), often at significant discounts to par; and

•	Originations including structured senior and subordinate debt secured by mortgages and/or equity interests in commercial real estate with a bias towards current yield

Following the Combination, we will sponsor new private equity funds and vehicles as general partner and execute our investment strategy through indirect investments in the funds or vehicles that we will manage.
Our business generates interest income and rental income from our real estate debt and equity investments, and through our share of earnings from investments in real estate joint venture entities. Subsequent to the Combination, asset management fee income will be an additional revenue contributor. Our acquisition of CCLLC's asset management business provides us with an investment management platform with approximately $9 billion of third party fee-paying equity under management. In addition, our investment management business will provide enhanced return potential to our current investment returns as prospectively, our capital will be invested alongside third party capital from limited partners of our future funds.

Results of Operations
We commenced operations upon completion of our initial public offering on September 29, 2009 and continue to actively invest in our target assets. In general, period-over-period increases in our results of operations reflect our ongoing investment activities and capital-raising efforts. Due to the overall growth and increased number of investments in nearly every category, the results of operations presented below for each period are not directly comparable and are not necessarily indicative of future financial condition or results of operations.
Our results of operations for the three months ended March 31, 2015 and 2014 are discussed herein.
Consolidated Results of Operations
The following table sets forth our consolidated results of operations:

(In thousands)	Three Months Ended March 31,		Change
	2015	2014
Income
Interest income	$46,137	$33,102	$13,035
Rental income and tenant reimbursements	43,793	3,241	40,552
Equity in income of unconsolidated joint ventures	26,349	22,639	3,710
Other income	333	225	108
Total income	116,612	59,207	57,405
Expenses
Management fees	14,961	10,713	4,248
Investment and servicing expenses	2,617	1,261	1,356
Transaction costs	14,190	4,550	9,640
Interest expense	26,593	8,949	17,644
Property operating expenses	14,011	848	13,163
Depreciation and amortization	22,308	1,252	21,056
Administrative expenses	4,781	2,519	2,262
Total expenses	99,461	30,092	69,369
Other (loss) gain, net	(286)	980	(1,266)
Income before income taxes	16,865	30,095	(13,230)
Income tax expense	650	245	405
Net income	16,215	29,850	(13,635)
Net income attributable to noncontrolling interests	5,686	8,120	(2,434)
Net income attributable to Colony Capital, Inc.	10,529	21,730	(11,201)
Preferred dividends	6,972	5,355	1,617
Net income attributable to common stockholders	$3,557	$16,375	$(12,818)
Net income attributable to common stockholders
Net income attributable to common stockholders was $3.6 million for the three months ended March 31, 2015 and $16.4 million for the three months ended March 31, 2014. While total income almost doubled to $116.6 million for the three months ended March 31, 2015 from the corresponding period in 2014, the increase in total expenses resulted in lower overall net income to common stockholders. The increase of $69.4 million in total expenses, from $30.1 million to $99.5 million comparing the three month periods ended March 31, 2014 and 2015, respectively, was due to a combination of depreciation and amortization and property operating expenses on real estate equity investments acquired subsequent to March 31, 2014, as well as interest expense and transaction costs resulting from the Combination.
The key components of net income attributable to common stockholders are discussed in more detail below.
Income
Total income for the three months ended March 31, 2015 was $116.6 million, a 97% increase from $59.2 million for the three months ended March 31, 2014. All income sources were higher in 2015 with the largest increase being rental income.
Interest income—Interest income increased 39% or $13.0 million to $46.1 million for the three months ended March 31, 2015 from $33.1 million for the three months ended March 31, 2014, consistent with the growth in our loan portfolio. Refer to discussion of results of operations of our real estate debt investment segment below.
Rental income—Rental income generated the most significant increase in revenues at $43.8 million for the three months ended March 31, 2015 compared to $3.2 million for the three months ended March 31, 2014. The approximately $40.6 million increase resulted primarily from the Company's acquisition of a light industrial property portfolio in December 2014 which contributed $36.3 million of rental income this quarter.
Equity in income of unconsolidated joint ventures—The Company's share of earnings from its equity method investments in real estate joint ventures was marginally higher at $26.3 million for three months ended March 31, 2015 compared to $22.6 million for the three months ended March 31, 2014. While new investments contributed $8.6 million of equity method income in the first quarter of 2015, this was partially offset by dissolutions of existing investments held in unconsolidated joint ventures. We carried an average balance of $1.7 billion and $1.4 billion of equity method investments for the three months ended March 31, 2015 and 2014, respectively.
Expenses
Management fee expense—Management fees of $15.0 million for the three months ended March 31, 2015 comprise a base fee of $9.1 million that is payable to the Manager pursuant to a management agreement, as well as share based compensation recognized for stock awards granted to the Manager or its employees of $5.9 million. The increase of $4.2 million in management fees relative to the three months ended March 31, 2014 was made up of both higher base management fees and share based compensation recognized during the three month period ended March 31, 2015 of $2.4 million and $1.8 million, respectively. The base management fee is calculated as 1.5% of the Company's stockholders' equity, as defined in the management agreement, and additional stock offerings totaling 17.5 million common shares subsequent to March 31, 2014 resulted in higher base management fees in the current period.
Investment and servicing expenses—For the three months ended March 31, 2015, investment and servicing expenses increased to $2.6 million from $1.3 million for the three months ended March 31, 2014. As these are deal-related expenses, the increase is consistent with the continued growth in the Company's investment activities, as reflected in our discussion of segment results below.
Transaction costs—There was a significant increase of $9.6 million in transaction costs from approximately $4.6 million to $14.2 million for the three months ended March 31, 2014 and 2015, respectively. The $14.2 million of transaction costs incurred in the three months ended March 31, 2015 were primarily in connection with the Combination, while the $4.6 million incurred in the three months ended March 31, 2014 were costs related to the transfer of a portfolio of loans through Spanish securitization trusts.
Interest expense—The Company incurred $26.6 million of interest expense for the three months ended March 31, 2015, an increase of $17.6 million from the corresponding period in 2014. Subsequent to the first quarter of 2014, the Company securitized three loan portfolios which resulted in $5 million of additional interest expense in the current period. Additionally, in June 2014, the Company issued an additional $172.5 million of its 3.875% Convertible Senior Notes which contributed $1.8 million of interest expense in the first quarter of 2015. The Company also incurred $7.9 million of interest expense related to a $1.09 billion loan for its acquisition of a light industrial portfolio in December 2014. Additionally, a larger average outstanding balance on the Company's line of credit added approximately $2.0 million of interest expense for the three months ended March 31, 2015 relative to the same period in the prior year.
Property operating expenses—Property operating expenses were $14.0 million for the three months ended March 31, 2015 and $0.8 million for the same period in the prior year. In the current quarter, approximately $12.8 million of property operating expenses were incurred in connection with the light industrial property portfolio acquired in December 2014.
Depreciation and amortization—Depreciation and amortization of $22.3 million for the three months ended March 31, 2015 included $19.6 million related to the Company's acquisition of the light industrial portfolio in December 2014. For the three months ended March 31, 2014, depreciation and amortization was approximately $1.3 million.

Administrative expenses—Administrative expenses were approximately $4.8 million and $2.5 million for the three months ended March 31, 2015 and 2014, respectively. The increase is driven by approximately $1.4 million of higher reimbursements to CCLLC for expenses incurred on our behalf, totaling $2.4 million for the three months ended March 31, 2015, including certain administrative salaries and overhead costs allocated pro rata based upon the ratio of the Company's assets to all of CCLLC-managed assets. Another component is fees for professional services incurred directly by the Company of $1.8 million for the three months ended March 31, 2015, a $0.9 million increase from the three months ended March 31, 2014. The overall increase in administrative expenses is a reflection of the costs supporting the growth in size and complexity of the Company's business over time.
Other (loss) gain, net
Other loss, net, of $0.3 million for the three months ended March 31, 2015 was made up of approximately $0.5 million of impairment, primarily representing estimated selling costs related to two properties within the light industrial platform that were classified as held for sale during the period, less approximately $0.2 million of unrealized fair value gain on derivatives due to hedge ineffectiveness. Other gain, net of approximately $1.0 million for the three months ended March 31, 2014 arose from a foreign exchange gain from an unconsummated deal.
Income tax expense (benefit)
The Company's taxable REIT subsidiaries, which directly or indirectly hold certain of our investments, are subject to federal, state, local and/or foreign corporate income taxes. Our current primary sources of income subject to tax are income from loan resolutions in some of our loan portfolios, income from our interests in asset management companies which manage some of our loan portfolios, and hotel operations from our real estate equity portfolio. Approximately $0.7 million and $0.2 million of income tax expenses were recognized for the three months ended March 31, 2015 and 2014, respectively. The $0.5 million increase in income tax expense resulted from increased loan dissolutions that occurred in 2015.
Net income attributable to noncontrolling interests
A substantial portion of noncontrolling interests in less-than-wholly-owned subsidiaries represents interests held by private investment funds or other investment vehicles managed by CCLLC or its affiliates with which the Company co-invests, while the remainder represents interests held by unaffiliated strategic investment partners. Net income attributable to noncontrolling interests was $5.7 million and $8.1 million for the three months ended March 31, 2015 and 2014, respectively. The current period includes an allocation of net loss to noncontrolling interest of approximately $2.0 million related to the light industrial platform segment.
Preferred dividends
For the three months ended March 31, 2014, preferred dividends were approximately $5.4 million on 10.1 million shares of the Company's Series A Preferred Stock. The addition of 3.45 million shares of Series B Preferred Stock issued in June 2014 resulted in preferred dividends of approximately $7.0 million for the three months ended March 31, 2015.

Segments
As of March 31, 2015, we operate our business in four reportable segments, which comprise:
Real estate equity

(1)	Light industrial real estate assets and associated operating platform, which formed a new segment when acquired in December 2014;

(2)	Single-family residential rentals through our equity method investment in CAH OP;

(3)
Other real estate equity investments, which include real estate acquired in settlement of loans or from acquisition of operating properties, common equity in real estate or related companies, and certain preferred equity investments with profit participation meeting certain risk or return profiles; and

Real estate debt investments

(4)
Originations including senior and subordinated commercial mortgage backed securities and preferred equity, as well as secondary loan acquisitions including performing and non-performing commercial real estate debt.

Net investments and results from operations of our four reportable segments are presented as follows:

Net Investments

	March 31, 2015					December 31, 2014
	Real Estate Equity					Real Estate Equity
(In thousands)	Light Industrial Platform	Single Family Residential Rentals	Other	Real Estate Debt	Total Segments	Light Industrial Platform	Single Family Residential Rentals	Other	Real Estate Debt	Total Segments
Assets
Cash	$29,171	$—	$3,116	$12,744	$45,031	$34,260	$—	$2,011	$24,221	$60,492
Loans held for investment, net	—	—	—	2,146,897	2,146,897	—	—	—	2,131,134	2,131,134
Real estate assets, net	1,541,838	—	289,108	—	1,830,946	1,511,275	—	132,722	—	1,643,997
Investments in unconsolidated joint ventures	—	488,811	460,948	805,585	1,755,344	—	494,613	393,813	758,551	1,646,977
Intangible assets, net	106,054	—	37,469	—	143,523	110,532	—	15,528	—	126,060
Other assets	42,423	—	40,664	120,817	203,904	37,215	—	14,556	108,449	160,220
Total assets	1,719,486	488,811	831,305	3,086,043	6,125,645	1,693,282	494,613	558,630	3,022,355	5,768,880
Liabilities
Debt	1,098,389	—	213,597	741,539	2,053,525	1,098,500	—	88,000	793,165	1,979,665
Accrued and other liabilities	45,044	—	12,728	77,877	135,649	32,449	—	11,386	73,370	117,205
Due to affiliates	7	—	2,373	1,866	4,246	547	—	1,980	1,921	4,448
Total liabilities	1,143,440	—	228,698	821,282	2,193,420	1,131,496	—	101,366	868,456	2,101,318
Noncontrolling interests	208,689	—	77,437	233,697	519,823	203,277	—	28,699	236,313	468,289
Net segment investment	$367,357	$488,811	$525,170	$2,031,064	$3,412,402	$358,509	$494,613	$428,565	$1,917,586	$3,199,273
By Geography:
United States	$367,357	$488,811	$328,299	$1,582,449	$2,766,916	$358,509	$494,613	$270,129	$1,507,323	$2,630,574
Europe	—	—	196,871	448,615	645,486	—	—	158,436	410,263	568,699
Net segment investment	$367,357	$488,811	$525,170	$2,031,064	$3,412,402	$358,509	$494,613	$428,565	$1,917,586	$3,199,273
Results of Operations

	Three Months Ended March 31, 2015					Three Months Ended March 31, 2014
	Real Estate Equity					Real Estate Equity
(In thousands)	Light Industrial Platform	Single Family Residential Rentals	Other	Real Estate Debt	Total Segments	Light Industrial Platform	Single Family Residential Rentals	Other	Real Estate Debt	Total Segments
Income (loss)	$36,325	$(3,912)	$13,008	$71,084	$116,505	$—	$(3,195)	$10,259	$52,105	$59,169
Expenses
Interest expense	7,875	—	1,807	6,700	16,382	—	—	1,074	2,073	3,147
Property operating expense	12,760	—	1,251	—	14,011	—	—	848	—	848
Depreciation and amortization	19,620	—	2,688	—	22,308	—	—	1,252	—	1,252
Other	1,196	—	274	1,535	3,005	—	—	—	5,228	5,228
Total expenses	41,451	—	6,020	8,235	55,706	—	—	3,174	7,301	10,475
Other (loss) gain, net	(502)	—	—	—	(502)	—	—	—	(93)	(93)
Income tax (benefit) expense	(122)	—	(49)	821	650	—	—	—	—	—
Net (loss) income	(5,506)	(3,912)	7,037	62,028	59,647	—	(3,195)	7,085	44,711	48,601
Net (loss) income attributable to noncontrolling interests	(1,969)	—	869	6,786	5,686	—	—	529	7,591	8,120
Net (loss) income attributable to stockholders	$(3,537)	$(3,912)	$6,168	$55,242	$53,961	$—	$(3,195)	$6,556	$37,120	$40,481
By Geography:
United States	$(3,537)	$(3,912)	$5,025	$44,996	$42,572	$—	$(3,195)	$6,556	$34,326	$37,687
Europe	—	—	1,143	10,246	11,389	—	—	—	2,794	2,794
Net (loss) income attributable to stockholders	$(3,537)	$(3,912)	$6,168	$55,242	$53,961	$—	$(3,195)	$6,556	$37,120	$40,481

A discussion of the performance of our four reportable segments is included below.
Overall geographic diversification
Over time, we continue to expand our footprint in Europe with approximately 19% of our segment net investments residing in Europe as of March 31, 2015, which generated $11.4 million or 21% of our segment net income for the three months ended therein. This is in contrast to approximately 18% of segment net investments in Europe as of December 31, 2014 and $2.8 million or 7% of segment net income in the three months ended March 31, 2014 with exposure to Europe.
Real Estate Equity
Light Industrial Platform
We acquired a portfolio of light industrial properties and operating platform in December 2014. The portfolio acquisition was completed through an indirectly owned operating partnership with third-party limited partners, which currently own 38%, while we acquired 100% of the associated operating platform. As of March 31, 2015, the light industrial platform consisted of 261 primarily light industrial assets totaling approximately 30.8 million square feet across 16 major U.S. markets and averaging 90% leased. This included acquisition of additional light industrial properties in Minnesota in the first quarter of 2015. This is our first full quarter of results from operations of this new segment. For the three months ended March 31, 2015, the light industrial platform segment recorded a net loss after tax of $5.5 million and $3.5 million after noncontrolling interest. Rental income for the period was $36.3 million, including $9.2 million of tenant reimbursements. This was offset by expenses of $41.5 million and $0.5 million of other loss, net, which relates to impairment loss on real estate assets classified as held for sale during the period. Total expenses included approximately $12.8 million of property operating expenses as well as $19.6 million of depreciation and amortization, of which $7.0 million pertains to lease amortization. As this acquisition was partially funded through a $1.09 billion mortgage loan, interest expense of $7.9 million was incurred in the first quarter of 2015.
Single Family Residential Rentals
We maintained our funded investment in CAH at $550 million as of March 31, 2015. Our 23% interest in CAH is recorded as an equity method investment. CAH is in the business of acquiring single family residential properties either directly or indirectly through joint venture investments, renovating and managing these properties to hold for investment and generating rental income through operating leases. In November 2014, CAH internalized its external manager and became an internally-managed company. CAH continues to focus on the growth and development of Colony American Finance (“CAF”), its wholly owned subsidiary that lends to other owners of single family homes for rent. Expansion of this lending program remains a strategic initiative in 2015 and once scaled, CAF’s loan portfolio may be financed through the capital markets in the future. CAH has continued to grow its portfolio of single family homes and occupancy rate has risen to 91% in approximately 19,000 homes as of March 31, 2015 across eleven states, up from 70% in approximately 16,000 homes as of March 31, 2014. These include properties that are wholly-owned by CAH or jointly owned through a joint venture with Fannie Mae. For the three months ended March 31, 2015 and 2014, our share of results from CAH was a net loss of $3.9 million, which included approximately $5.4 million of real estate depreciation, and a net loss of $3.2 million, which included $3.9 million of real estate depreciation, respectively.
Other Real Estate Equity Investments
Our investment in other real estate equity comprise interests in a diverse portfolio of real estate assets which includes multifamily, office, hotel, industrial and other commercial properties. Certain of our equity interests were obtained through foreclosures or deed-in-lieu of foreclosures on collateral assets from originated or acquired debt and preferred equity instruments. Interests in our real estate equity portfolio is held both directly and indirectly through our investments in unconsolidated joint ventures.
In the first quarter of 2015, we acquired four new real estate equity investments, one of which is accounted for as an equity-method investment in a joint venture while the remaining investments are consolidated. Total assets for this segment continues to grow from $558.6 million at December 31, 2014 to $831.3 million at March 31, 2015.
Net income after tax was $7.0 million and $7.1 million for the first quarter of 2015 and 2014, respectively. Total income, which consists of rental income and our share of net income from equity method investments in joint ventures, increased $2.7 million from $10.3 million for the three months ended March 31, 2014 to $13.0 million for the three months ended March 31, 2015. The increase in total income, however, was offset by a $2.8 million increase in expenses from the properties for the same period.
Real Estate Debt
Our real estate debt portfolio includes originations and acquisitions of senior loans and subordinated debt including preferred equity that meets certain risk and fixed return parameters. We hold our real estate debt investments and generate interest income either directly or indirectly through our investments in unconsolidated joint ventures. We have been continually investing in our target assets over time, and therefore, income from some investments may reflect less than a full quarter’s results of operations. We have also sold or received early payoffs on some of our debt investments, sometimes at substantial gains, which affect period over period comparability.
Our loan portfolio has grown with average carrying values of $2.1 billion compared to $1.3 billion for the three months ended March 31, 2015 and 2014, respectively. Subsequent to the first quarter of 2014 through the first quarter of 2015, there were four new originations and three new acquisitions in our real estate debt portfolio, all of which are held directly by us and consolidated. Similarly, for the same period, we added twelve new investments in unconsolidated joint ventures which are accounted for under the equity method.
Net income—Real estate debt net income, after tax and non-controlling interests, increased by $18.1 million or 49% to $55.2 million for the three months ended March 31, 2015 from $37.1 million for the three months ended March 31, 2014. This is attributable to a 36% or $19.0 million increase in total income from $52.1 million to $71.1 million for the three months ended March 31, 2014 and 2015, respectively, while increase in total expenses was relatively smaller at 12% or $0.9 million from $7.3 million to $8.2 million for the same periods.
Income—Total income of $71.1 million and $52.1 million for the three months ended March 31, 2015 and 2014, respectively, comprises consolidated interest income from real estate debt investments held directly by us and our share of net income from unconsolidated joint ventures. The $19.0 million increase in total income comparing the first quarters of 2015 and 2014 was driven by $13.1 million of higher consolidated interest income and $5.9 million of higher net income from our interests in unconsolidated joint ventures. Consolidated interest income increased from $33.0 million to $46.1 million comparing the three months ended March 31, 2014 and 2015, respectively. Interest income from our securitized loans were the primary contributors to this increase. Income derived from our share of investments in unconsolidated joint ventures was approximately $18.8 million and $24.7 million for the three months ended March 31, 2014 and 2015, respectively, which is consistent with the growth in our equity method investments during this period.
Expenses—Interest expense was higher at $6.7 million compared to $2.1 million for the three months ended March 31, 2015 and 2014 respectively as 2015 included additional $4.6 million of interest expense incurred, primarily in connection with our loan securitizations. Other expenses include transaction costs, investment and servicing costs and administrative expenses. There were no transaction costs incurred directly related to real estate debt investment acquisitions for the three months ended March 31, 2015 compared to approximately $4.6 million in the corresponding period in prior year.
Income tax expense—Provision for income taxes of $0.8 million was recorded for the three months ended March 31, 2015 in relation to loan dissolutions during the period.
Reconciliation of Segment Measures to Consolidated Financial Statements
Segment total assets, total liabilities and noncontrolling interests reconcile to the condensed consolidated balance sheets as follows:

	March 31, 2015			December 31, 2014
(In thousands)	Segments	Amounts Not Allocated to Segments	Total	Segments	Amounts Not Allocated to Segments	Total
Total assets	$6,125,645	$38,248	$6,163,893	$5,768,880	$102,968	$5,871,848
Total liabilities	2,193,420	1,082,304	3,275,724	2,101,318	834,737	2,936,055
Noncontrolling interests	519,823	—	519,823	468,289	50,024	518,313
Amounts not allocated to segments—A substantial portion of total assets is allocated to our segments, with unallocated amounts relating to cash and other assets not held by deal-specific entities. Unallocated total liabilities consist primarily of corporate financing, including convertible senior notes issued and our credit facility, while debt associated with specific investments has been allocated to the respective segments. Noncontrolling interests represent interests held by Co-Investment Funds or third-party strategic partners in specific joint ventures, and therefore are attributable to our investment activities and allocated to segments.

Segment results reconcile to the condensed consolidated statements of operations as follows:

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
(In thousands)	Segments	Amounts Not Allocated to Segments	Total	Segments	Amounts Not Allocated to Segments	Total
Income	$116,505	$107	$116,612	$59,169	$38	$59,207
Expenses	55,706	43,755	99,461	10,475	19,617	30,092
Other (loss) gain, net	(502)	216	(286)	(93)	1,073	980
Income tax expense	650	—	650	—	245	245
Net income (loss) after tax	59,647	(43,432)	16,215	48,601	(18,751)	29,850
Net income attributable to noncontrolling interests	5,686	—	5,686	8,120	—	8,120
Net income (loss) attributable to Colony Capital, Inc.	$53,961	$(43,432)	$10,529	$40,481	$(18,751)	$21,730
Amounts not allocated to segments—Income and expenses that are not directly attributable to our investment activities are not allocated to our segments. Total income, for the most part, is allocated to our segments, except for immaterial amounts relating to interest income earned from interest bearing accounts held by corporate entities. While interest expense associated with funding of specific investments is allocated to the respective segments, interest expense incurred in connection with company level financing, including convertible senior notes issued and borrowings on our credit facility, are not allocated. We also do not allocate indirect and overhead costs such as total management fees payable to the Manager and administrative costs. Additionally, other (loss) gain, net, and expenses incurred in relation to unconsummated deals as well as transaction costs in connection with the Combination represent unallocated expenses.

Non-GAAP Supplemental Financial Measures
Beginning fiscal year 2015, the Company adopted funds from operations, a supplemental non-GAAP financial measure widely used in the REIT industry. Historically, the Company presented Core Earnings as a non-GAAP financial measure. Core Earnings was a measure used to calculate incentive fees to the Manager and the use of Core Earnings for this purpose is no longer relevant subsequent to the Combination as we have now become an internally managed REIT. We believe that funds from operations provides a measure of our operating performance that is more comparable to our peers as our business model evolves and we expand our footprint within the real estate equity business. We continue to present Core Earnings for the three months ended March 31, 2015 as the Combination occurred subsequent to the first quarter of 2015.
Core Earnings
Core Earnings is a non-GAAP measure and is defined as GAAP net income (loss) excluding non-cash equity compensation expense, incentive fees, real estate depreciation and amortization and any unrealized gains or losses from fair value changes (other than permanent impairment) that are included in net income. The amount is adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-cash items after discussions between the Manager and our independent directors and after approval by a majority of our independent directors.
We believe that Core Earnings is a useful supplemental measure of our operating performance. The exclusion from Core Earnings of the items specified above allows investors and analysts to readily identify the operating results of the assets that form the core of our activity and assists in comparing those operating results between periods. Core Earnings is also the basis upon which the incentive fee to the Manager was calculated. Also, since some of our competitors use a similar supplemental measure, it facilitates comparisons of operating performance to other similar REITs. However, other REITs may use different methodologies to calculate Core Earnings, and accordingly, our calculation of Core Earnings may not be comparable to other similar REITs that present similar supplemental measures.
Core Earnings does not represent cash flow from operations as defined by GAAP, should not be considered as an alternative to net income as defined by GAAP and is not indicative of cash available to fund all cash flow needs.
Portions of adjustments to GAAP net income to reconcile to Core Earnings represent our share of such items incurred by our unconsolidated joint ventures. A reconciliation of our GAAP net income attributable to common stockholders to Core Earnings is presented below:

	Three Months Ended March 31,
(In thousands)	2015	2014
Net income attributable to common stockholders	$3,557	$16,375
Adjustments to net income attributable to common stockholders to reconcile to Core Earnings:
Noncash equity compensation expense	5,986	4,160
Depreciation and amortization expense, net of amounts attributable to noncontrolling interests	24,526	6,609
Net unrealized loss on derivatives	565	2
Core Earnings	$34,634	$27,146
Funds from Operations
We calculate funds from operations ("FFO") in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which defines FFO as net income or loss calculated in accordance with GAAP, excluding extraordinary items, as defined by GAAP, gains and losses from sales of depreciable real estate and impairment write-downs associated with depreciable real estate, plus real estate-related depreciation and amortization, and after similar adjustments for unconsolidated partnerships and joint ventures.
We believe that FFO is a meaningful supplemental measure of the operating performance of our business because historical cost accounting for real estate assets in accordance with GAAP assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation. Because real estate values fluctuate with market conditions, management considers FFO an appropriate supplemental performance measure by excluding historical cost depreciation, as well as gains or losses related to sales of previously depreciated real estate.
FFO should not be considered an alternative to GAAP net income as indications of operating performance, or to cash flows from operating activities as measures of liquidity, nor as indications of the availability of funds for our cash needs, including funds available to make distributions. Our calculation of FFO may differ from methodologies utilized by other REITs for similar performance measurements, and, accordingly, may not be comparable to those of other REITs.
The following table presents a reconciliation of net income attributable to common stockholders to FFO attributable to common stockholders. Amounts in the table include our share of activity in unconsolidated joint ventures.

	Three Months Ended March 31,
(In thousands)	2015	2014
Net income attributable to common stockholders	$3,557	$16,375
Adjustments for FFO:
Real estate depreciation and amortization	32,145	7,229
Impairment of real estate	1,544	61
Gain on sales of real estate	(179)	(4,473)
Less: Adjustments attributable to noncontrolling interests	(7,404)	(9)
FFO attributable to common stockholders	$29,663	$19,183

Information About Our Real Estate Portfolios
Real Estate Equity Portfolio
The following table sets forth certain information regarding investment properties wholly-owned or partially owned by us that are consolidated and presented as real estate assets, net on the condensed consolidated balance sheet as of March 31, 2015. Certain properties are pledged as security under our secured debt as of March 31, 2015.

Location	Number of Properties	Number of Buildings	Rentable Square Feet (in thousands)	Annualized Base Rent (in thousands) (1)	Percentage Leased	Number of Leases	Lease Expiration (2)	Year Acquired	Percentage of Economic Ownership(3)
Light Industrial Platform
Arizona	10	10	721	$2,070	79%	12	05/2015 to 08/2024	2014	63.2%
Colorado	8	8	1,128	4,330	100%	27	05/2015 to 03/2023	2014	63.2%
Florida	7	12	1,173	5,374	91%	36	09/2015 to 01/2024	2014	63.2%
Georgia	67	81	7,797	27,183	92%	213	04/2015 to 04/2030	2014	63.2%

Location	Number of Properties	Number of Buildings	Rentable Square Feet (in thousands)	Annualized Base Rent (in thousands) (1)	Percentage Leased	Number of Leases	Lease Expiration (2)	Year Acquired	Percentage of Economic Ownership(3)
Illinois	33	33	3,828	15,160	92%	56	04/2015 to 12/2026	2014	63.2%
Kansas	1	1	172	743	92%	1	11/2024	2014	63.2%
Minnesota	14	15	1,993	8,863	89%	52	04/2015 to 10/2025	2014-2015	63.2%
Missouri	16	16	2,847	8,365	82%	40	04/2015 to 07/2024	2014	63.2%
New Jersey (4)	21	22	1,413	5,214	69%	42	08/2015 to 10/2024	2014	63.2%
Pennsylvania	5	5	426	2,010	81%	12	08/2015 to 04/2024	2014	63.2%
Tennessee	3	3	383	138	15%	3	02/2017 to 03/2019	2014	63.2%
Texas	60	79	7,529	29,598	95%	206	04/2015 to 08/2026	2014	63.2%
Utah	15	16	1,269	5,411	99%	29	08/2015 to 11/2023	2014	63.2%
Wisconsin	1	1	144	719	100%	1	10/2022	2014	63.2%
	261	302	30,823	115,178	90%

Triple-Net Leased Properties
Office—Minnesota	1	2	502	9,568	100%	1	09/2020	2013	99.8%
Industrial—Ohio	1	3	1,140	2,737	100%	1	07/2029	2014	100.0%
Mixed—Arizona	1	2	82	1,644	100%	1	06/2027	2014	100.0%
Education—Switzerland	2	12	304	13,909	100%	2	01/2035	2015	100.0%
	5	19	2,028	27,858	100%
	266	321	32,851	$143,036
__________

(1)
Represents annualized fixed base rental amount in effect as of March 31, 2015 using rental revenue computed on a straight-line basis in accordance with GAAP and excludes the impact of amortization of above- and below-market lease values. Rents denominated in foreign currencies have been translated at the spot rate on March 31, 2015.

(2)	Excludes renewal options

(3)	The ownership interest in this table reflects our economic interest in the properties based upon our ownership interests in the respective entities that hold the assets.

(4)	Includes one parcel of vacant land with no lease
Real Estate Debt Portfolio
Our real estate debt investment segment comprises originations and acquisitions of senior and subordinated loans and debt securities, including purchased credit-impaired ("PCI") loans. The table below presents the collateral diversification of our loan portfolio, both held directly and through investments in unconsolidated joint ventures, and our proportionate share thereof:

	March 31, 2015					December 31, 2014
	Total Portfolio		Company's Proportionate Share			Total Portfolio		Company's Proportionate Share
(Amounts in thousands)	Unpaid Principal Balance	Amortized Cost	Unpaid Principal Balance	Amortized Cost	Weighted Average Coupon	Unpaid Principal Balance	Amortized Cost	Unpaid Principal Balance	Amortized Cost	Weighted Average Coupon
Non-PCI Loans
Residential	$428,809	$426,903	$124,913	$124,505	9.6%	$366,081	$365,051	$111,046	$110,752	9.9%
Multifamily	677,721	667,550	594,913	588,078	5.7%	625,286	615,564	542,932	536,637	5.9%
Office	304,410	301,440	277,034	274,979	6.6%	297,189	293,534	261,231	258,638	6.7%
Retail	551,764	538,951	468,968	461,923	8.0%	495,894	483,208	416,197	408,941	8.3%
Hospitality	794,367	792,952	457,851	456,546	10.0%	794,419	792,139	457,173	455,381	10.0%
Industrial	5,140	5,104	5,140	5,104	5.4%	5,140	5,097	4,924	4,883	5.4%
Other commercial	215,248	212,089	211,808	208,800	8.0%	245,319	241,335	237,932	234,195	8.3%
Land	108,940	106,115	62,983	61,570	13.1%	102,094	97,110	60,288	56,845	13.4%
	3,086,399	3,051,104	2,203,610	2,181,505	7.8%	2,931,422	2,893,038	2,091,723	2,066,272	8.1%

	March 31, 2015					December 31, 2014
	Total Portfolio		Company's Proportionate Share			Total Portfolio		Company's Proportionate Share
(Amounts in thousands)	Unpaid Principal Balance	Amortized Cost	Unpaid Principal Balance	Amortized Cost	Weighted Average Coupon	Unpaid Principal Balance	Amortized Cost	Unpaid Principal Balance	Amortized Cost	Weighted Average Coupon
PCI Loans
Residential	95,385	44,884	24,382	15,171		111,539	47,182	26,310	15,433
Multifamily	242,319	161,908	80,536	58,179		257,932	165,706	84,004	58,295
Office	313,671	210,129	150,111	103,169		421,604	293,562	191,371	135,161
Retail	439,259	292,781	195,416	136,194		530,761	322,745	217,352	145,623
Hospitality	95,612	61,675	11,884	7,123		107,248	66,066	12,961	7,576
Industrial	164,345	99,306	45,564	30,304		249,849	174,931	99,531	82,352
Other commercial	451,067	220,510	42,061	17,538		365,069	150,644	51,118	19,435
Land	324,952	81,648	123,701	54,902		624,048	175,873	139,868	56,766
	2,126,610	1,172,841	673,655	422,580		2,668,050	1,396,709	822,515	520,641
Total	$5,213,009	$4,223,945	$2,877,265	$2,604,085		$5,599,472	$4,289,747	$2,914,238	$2,586,913
The following table summarizes the amortized cost of the total portfolio and the Company's proportionate share included in the table above:

	March 31, 2015		December 31, 2014
(In thousands)	Total Portfolio	Company's Proportionate Share	Total Portfolio	Company's Proportionate Share
Loans receivable, net, on the Company's condensed consolidated balance sheets (1)	$2,146,897	$1,889,820	$2,131,134	$1,843,404
Loans receivable, net, held by unconsolidated joint ventures (2)	2,048,978	691,584	2,127,148	719,366
ADC loans (3)	28,070	22,681	31,465	24,143
	$4,223,945	$2,604,085	$4,289,747	$2,586,913
_________

(1)
The total portfolio of loans held by investment vehicles for which the Company is determined to have a controlling financial interest and consolidates, are presented as loans receivable, net. The Company's proportionate share excludes third party interests in these loans, which is included as part of noncontrolling interests on the Company's consolidated balance sheets.

(2)
The total portfolio of loans receivable, net, held by unconsolidated joint ventures is reflected in the combined balance sheets of these joint ventures presented in Note 6 to the financial statements. The Company's proportionate share is calculated based upon its respective ownership interest in each joint venture entity and included as part of its investments in unconsolidated joint ventures on the Company's consolidated balance sheets.

(3)
Certain acquisition, development and construction loans are accounted for under the equity method depending upon their characteristics. These ADC loans are presented within equity method investments on the Company's consolidated balance sheets.

Liquidity and Capital Resources
Our current primary liquidity needs are to fund:

•	acquisitions of our target assets and related ongoing commitments;

•	our general partner commitments to our future funds and co-investment commitments to other investment vehicles;

•	our operations, including overhead costs and the management fee to our Manager;

•	distributions to our stockholders;

•	principal and interest payments on our borrowings, including interest obligation on our convertible debt; and

•	income tax liabilities of taxable REIT subsidiaries and of the Company subject to limitations as a REIT.
Our current primary sources of liquidity are:

•	cash on hand;

•	our credit facility;

•	cash flow generated from our investments, both from operations and return of capital;

•	proceeds from full or partial realization of investments;

•	investment-level financing; and

•	proceeds from public or private equity and debt offerings.

We believe that our capital resources are sufficient to meet our short-term and long-term capital requirements. Distribution requirements imposed on us to qualify as a REIT generally require that we distribute to our stockholders 90% of our taxable income, which constrains our ability to accumulate operating cash flows. We have historically funded investments in our target assets and sustained our growth through third-party sources of capital, including public and private offerings of securities and debt financings, which may or may not be available on favorable terms, or at all. Subsequent to the Combination, we believe we will be able to reduce our reliance on raising incremental public funding as prospectively, we will have third party investor participation in funds and investment vehicles that we will sponsor.
Additional discussions of our liquidity needs and sources of liquidity are included below.
Liquidity Needs
Commitments
We have commitments in connection with our investment activities, including investments in unconsolidated joint ventures and lease commitments, as detailed in Note 17 to our condensed consolidated financial statements.
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
Common Stock—Our board of directors declared the following dividends in 2015:

Quarter Ended	Dividends Declared per Share	Date Paid
March 31, 2015	$0.37	April 15, 2015
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
As indicated in Note 19 to our condensed consolidated financial statements, we completed an underwritten public offering of 11,500,000 shares of our 7.125% Series C Preferred Stock in April 2015, for which we are required to make quarterly cash distributions of $5.1 million or $0.44531 per share. Dividends are payable on or about the 15th of each January, April, July and October, commencing July 15, 2015.
Sources of Liquidity
Cash from Investments
Our investments generate cash, either from operations or as a return of our invested capital. We receive monthly or quarterly distributions from some of our unconsolidated joint ventures from earnings, principal receipts or capital transactions such as financing transactions or full or partial loan sales. We also receive interest and principal on our loans held for investment and rental income from tenants. As loans reach their maturity we may receive all or a portion of the outstanding principal balance. Certain loans held for investment require minimum principal payments, including partial paydowns of principal in the event of a sale of the underlying collateral. We may also, from time to time, fully or partially realize our investments through sale and expect to continue to resolve loans in our loan pools to generate cash, particularly those in acquired credit-distressed portfolios. We may also pursue opportunities to sell whole or partial positions in our originated loan investments or obtain financing (see “—Investment-Level Financing”) to generate cash and improve the return on our investments. Cash from investments may fluctuate significantly depending upon our loan resolution activity, financing opportunities and unanticipated prepayments by borrowers, among other factors.

Investment-Level Financing
We have various forms of investment-level financing from commercial banks on several of our investments, including several loan portfolios and real estate equity portfolios, described as secured and unsecured debt in Note 9 to our condensed consolidated financial statements.
In April 2015, we entered into another Repurchase Facility ("April 2015 Repurchase Facility"), as described in Note 19 to our condensed consolidated financial statements. This is in addition to our existing Repurchase Facility that was entered into in February 2014 ("February 2014 Repurchase Facility"), included within Note 9 to our condensed consolidated financial statements. As of May 7, 2015, amounts available to be drawn was $31.6 million under the February 2014 Repurchase Facility and $111.6 million under the April 2015 Repurchase Facility.
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
Credit Facility
As described in Note 9 to our condensed consolidated financial statements, the JPM Credit Agreement provides a secured revolving credit facility in the maximum principal amount of $645 million which may be increased to $800 million, subject to certain conditions. The initial maturity of the JPM Credit Agreement is August 5, 2016, and any amounts outstanding upon maturity will convert automatically to a fully amortizing 2-year term loan payable in quarterly installments. In the event of such conversions, the term loan will continue to bear interest at the same rate as the revolving loans from which it was converted.
The maximum amount available to borrow under the JPM Credit Agreement at any time is limited by a borrowing base of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of net book value or a multiple of Core Earnings (as further described under “—Non-GAAP Supplemental Financial Measure: Core Earnings"). As of May 7, 2015, the borrowing base valuation was sufficient to permit borrowings of up to the entire $645 million commitment, of which $311.4 million had been drawn.
The JPM Credit Agreement contains covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. At March 31, 2015, we were in compliance with all debt covenants. The following table summarizes the key financial covenants and our actual results as of and for the three months ended March 31, 2015:

		Actual Level
($ in thousands)	Covenant Level	3/31/2015
Financial covenant as defined in the Credit Agreement:
Consolidated Tangible Net Worth	Minimum $1,926,956	$2,187,172
Consolidated Fixed Charge Coverage Ratio	Minimum 1.50 to 1.0	3.07 to 1.0
Consolidated Leverage Ratio	Maximum 0.65 to 1.0	0.42 to 1.0
Liquidity	Minimum $5,000	$310,896
Convertible Senior Notes
Convertible Senior Notes issued by us and which remain outstanding are described in Note 9 to our condensed consolidated financial statements.
Public Offerings
We have access to liquidity through public offerings of equity and debt securities. In April 2015, we filed a new shelf registration statement with the SEC that is effective for a term of three years and will expire in April 2018.
In April 2015, we issued 11,500,000 shares of our 7.125% Series C Preferred Stock, par value $0.01 per share, pursuant to a public offering under our current registration statement. Refer to additional information included in Note 19 to our condensed consolidated financial statements and in “—Dividends” above.
We may in the future offer and sell various types of debt and equity securities under our current shelf registration statement. These securities may be issued from time to time at our discretion based on our needs and depending upon market conditions and available pricing.

Cash and Cash Flows
The following table summarizes our cash flow activity for the periods presented:

	Three Months Ended March 31,
(In thousands)	2015	2014
Net cash provided by operating activities	$57,921	$33,316
Net cash used in investing activities	(391,325)	(391,936)
Net cash provided by financing activities	255,633	399,793
Operating Activities
For the three months ended March 31, 2015, cash flows from operating activities increased $24.6 million, or 74%, compared to the three months ended March 31, 2014. The increase reflects the growth of our investment portfolio. Cash flows from operating activities are primarily distributions of earnings from unconsolidated joint ventures, interest received from our investments in loans and rental payments collected from tenants of our portfolio of operating real estate properties, partially offset by payment of operating expenses.
Investing Activities
Net cash used in investing activities for both periods presented reflect our investing activity. Cash outlays for our contributions to unconsolidated joint ventures and for investments in loans and real estate assets during the periods are partially offset by distributions of capital from unconsolidated joint ventures resulting from principal repayments, loan resolutions and financing activities. Cash provided by investing activities also includes principal repayments of loans held for investment. We invested approximately $554.4 million and $456.6 million, primarily in new investments, during the three months ended March 31, 2015 and 2014, respectively.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2015 reflects $234.4 million of net borrowings on our credit facility, $73.7 million net borrowing on secured financing and contributions from noncontrolling interests of $7.6 million. These amounts were offset by $47.5 million payment of dividends and $8.2 million distributions to noncontrolling interests. Net cash provided by financing activities for the three months ended March 31, 2014 reflects net proceeds of approximately $336.0 million from our common stock offerings, $224.3 million from issuance of convertible senior notes and contributions from noncontrolling interests of $29.8 million. These amounts were offset by $138.5 million net repayments on our credit facility, $10.7 million repayments on secured financing, $32.1 million payment of dividends and $7.9 million distributions to noncontrolling interests.
Contractual Obligations and Commitments
We have contractual obligations to make future payments on our convertible debt and secured revolving credit facility, including unused commitment fees, and investment-level secured and unsecured financing, as described in Note 9 to our condensed consolidated financial statements. We also have contractual obligations to make rent payments in connection with certain noncancelable operating ground leases, as described in Note 17 to our condensed consolidated financial statements. See “—Commitments" for a description of our commitments. Other than as noted herein, there have been no material changes in our contractual obligations as discussed in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2014.

Off-Balance Sheet Arrangements
See Note 17 to our condensed consolidated financial statements for discussion of guaranties provided in connection with financing arrangements of our unconsolidated joint ventures.

Risk Management
Risk management is a significant component of our strategy to deliver consistent risk-adjusted returns to our stockholders. Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our exemption from registration under the 1940 Act, we closely monitor our portfolio and actively manage risks associated with, among other things, our assets and interest rates. In addition, the Audit Committee of our board of directors, in consultation with management, periodically reviews our policies with respect to risk assessment and risk management, including key risks to which we are subject, including credit risk, liquidity risk, financing risk, foreign currency risk and market risk, and the steps that management has taken to monitor and control such risks.

Underwriting
Prior to making any equity or debt investment, our underwriting team, in conjunction with third party providers, undertakes a rigorous asset-level due diligence process, involving intensive data collection and analysis, to ensure that we understand fully the state of the market and the risk-reward profile of the asset. The credit risk of any particular loan investment, whether an originated loan or an acquired loan or portfolio of loans, is built into the pricing in the form of contractual interest rates, related fees charged to the borrower, estimated transaction costs, discount to acquired principal balance, among other things. Key metrics considered during the underwriting process include, but are not limited to, loan-to-collateral value ratios (“LTV”), debt service coverage ratios (“DSCR”), debt yields, sponsor credit ratings and history, and tenant credit ratings and diversity. In addition to evaluating the merits of any particular proposed investment, we evaluate the diversification of our portfolio of assets. Prior to making a final investment decision, we determine whether a target asset will cause our portfolio of assets to be too heavily concentrated with, or cause too much risk exposure to, any one borrower, real estate sector, geographic region, source of cash flow for payment or other geopolitical issues. If we determine that a proposed acquisition presents excessive concentration risk, we may decide not to acquire an otherwise attractive asset.

Asset Management
For each asset that we originate or acquire, our asset management team engages in active management of the asset, the intensity of which depends on the attendant risks. Once an asset manager has been assigned to a particular asset, the manager works collaboratively with the underwriting team to formulate a strategic plan for the particular asset, which includes evaluating the underlying collateral and updating valuation assumptions to reflect changes in the real estate market and the general economy. This plan also generally outlines several strategies for the asset to extract the maximum amount of value from each asset under a variety of market conditions. Such strategies vary depending on the type of asset, our position in the capitalization of the investment, the availability of refinancing options and in the case of debt investments, recourse and maturity. As long as an asset is in our portfolio, we track the progress of an asset against the original business plan to ensure that the attendant risks of continuing to own the asset do not outweigh the associated rewards.
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
Leverage Policies
We use investment-level financing such as non-recourse financing on some of our equity investments and loan portfolios, with a debt-to-equity ratio of less than 3-to-1 in the aggregate for the Company, including temporary borrowings from our general corporate credit and warehouse facilities. While we believe we can achieve attractive yields on an unleveraged basis, we will continue to use prudent amounts of leverage to increase potential returns to our stockholders and/or to finance future investments. We consider these leverage ratios to be prudent for our target asset classes. Our decision to use leverage currently or in the future to finance our assets will be based on our assessment of a variety of factors, including, among others, the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in our portfolio, the ability to raise additional equity to reduce leverage and create liquidity for future investments, the availability of credit at favorable prices or at all, the credit quality of our assets and our outlook for borrowing costs relative to the interest income earned on our assets. Our decision to use leverage in the future to finance our assets will be at our discretion and will not be subject to the approval of our stockholders, and we are not restricted by our governing documents or otherwise in the amount of leverage that we may use. To the extent that we use leverage in the future, we may mitigate interest rate risk through utilization of hedging instruments, primarily interest rate swap and cap agreements, to serve as a hedge against future interest rate increases on our borrowings.

Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. There have been no material changes to our critical accounting policies or those of our unconsolidated joint ventures since the filing of our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2014.
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
The interest rate sensitivity table below illustrates the projected impact of changes in interest rates in 1% increments on our net income for twelve months, assuming no changes in our interest-bearing assets and liabilities mix as it stood at March 31, 2015. Our floating rate loans and borrowings are predominantly indexed to 1-Month LIBOR. The maximum decrease in the interest rates is assumed to be 0.18%, the actual 1-Month LIBOR at March 31, 2015.

(Amounts in thousands)
Affected Line Item in the Consolidated Statement of Operations	+2.00%	+1.00%	-0.18%
Equity in income of unconsolidated joint ventures	$(1,936)	$(973)	$46
Interest income	26,517	13,259	(2,328)
Interest expense	(40,605)	(20,303)	3,565
Net (loss) income	(16,024)	(8,017)	1,283
Net (loss) income attributable to noncontrolling interests	(5,228)	(2,614)	459
Net (loss) income attributable to Colony Capital, Inc.	$(10,796)	$(5,403)	$824
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
Currency Risk
We have foreign currency rate exposures related to our foreign currency denominated investments. Changes in foreign currency rates can adversely affect the fair values and earnings of our non-U.S. holdings. As of March 31, 2015, we had approximately €341.7 million, £137.0 million and CHF53.2 million, or a total of $624.3 million, in European investments. A 1% change in these foreign currency rates would result in a $6.2 million increase or decrease in translation gain or loss on our investments in unconsolidated joint ventures, loan investments and real estate assets. We mitigate this risk by utilizing currency instruments to hedge the capital portion of our foreign currency risk. The types of hedging instruments that we employed on our European investments were forwards and costless collars (buying a protective put while writing an out-of-the-money covered call with a strike price at which the premium received is equal to the premium of the protective put purchased) which involved no initial capital outlay. The puts were structured with strike prices approximately 10% lower than our cost basis in such investments, thereby limiting any foreign exchange fluctuations to approximately 10% of the original capital invested in the deal. At March 31, 2015, net tax-effected accumulated foreign exchange loss on the European investments was approximately $46.1 million, net of effect of hedging.
The following table summarizes the aggregate notional amount of the foreign exchange contracts in place, along with various key terms as of March 31, 2015. The maturity dates of these instruments approximate the projected dates of related cash flows for specific investments. Termination or maturity of currency hedging instruments may result in an obligation for payment to or from the counterparty to the hedging agreement. We are exposed to credit loss in the event of non-performance by counterparties for these contracts. To manage this risk, we select major international banks and financial institutions as counterparties and perform a quarterly review of the financial health and stability of our trading counterparties. Based on our review as of March 31, 2015, we do not expect any counterparty to default on its obligations.

Hedged Currency	Instrument Type	Notional Amount (in thousands)		FX Rates ($ per unit of foreign currency)	Range of Expiration Dates
EUR	Collar		€218,325	Min $1.09 / Max $1.57	July 2015 to March 2020
GBP	Collar		£75,000	Min $1.45 / Max $1.82	September 2017 to December 2019
EUR	Forward		€66,900	Range between $1.15 to $1.40	June 2015 to July 2018
GBP	Forward		£41,900	Range between $1.49 to $1.65	May 2015 to November 2015
CHF	Forward	CHF	55,545	Range between $0.67 to $0.68	January 2030
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
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2015.
Changes in Internal Control over Financial Reporting
The Company acquired the Light Industrial Platform on December 18, 2014 and substantially all of the real estate investment management business and operations of CCLLC on April 2, 2015. Management is currently evaluating the policies, processes, systems and operations relating to these acquired businesses.
Except as described above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. Legal Proceedings.
The Company may be involved in litigations and claims in the ordinary course of business. As of March 31, 2015, the Company was not involved in any material legal proceedings.

ITEM 1A. Risk Factors.
There have been no material changes to the risk factors included in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2014.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The Class A Common Stock, OP Units and Class B Common Stock issued and sold pursuant to the Combination have been issued and sold in reliance on Section 4(a)(2) of the Securities Act. For information concerning the Combination, see Note 19 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Report.

ITEM 3.	Defaults Upon Senior Securities.
None.

ITEM 4. Mine Safety Disclosures.
Not applicable.

ITEM 5. Other Information
None.

ITEM 6.	Exhibits.

Exhibit Number	Description
10.1*
The Third Amendment, dated March 31, 2015, to the credit agreement, dated as of August 6, 2013, among Colony Financial, Inc., the several banks and other financial institutions or entities from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent

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
Financial statements from the Quarterly Report on Form 10-Q of Colony Capital, Inc. for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Comprehensive Income, (4) Condensed Consolidated Statements of Equity, (5) Condensed Consolidated Statements of Cash Flows and (6) Notes to Condensed Consolidated Financial Statements

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 11, 2015

COLONY CAPITAL, INC.

By:	/S/ Richard B. Saltzman
Richard B. Saltzman
Chief Executive Officer and President

By:	/s/ Darren J. Tangen
Darren J. Tangen
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)