Form 10-Q
period 2015-06-30
Colony Capital, Inc.
filed 2015-08-10
CIK 1467076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-34456

COLONY CAPITAL, INC. (Exact Name of Registrant as Specified in Its Charter)

Maryland	27-0419483
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

515 South Flower Street, 44th Floor Los Angeles, California 90071
(Address of Principal Executive Offices, Including Zip Code)
(310) 282-8820
(Registrant’s Telephone Number, Including Area Code)
2450 Broadway, 6th Floor
Santa Monica, California 90404
(Former name or former address, if changed since last report)
 Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒		Accelerated Filer	☐

Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 6, 2015, 111,695,851 shares of the Registrant's Class A common stock and 563,987 shares of Class B common stock were outstanding.

COLONY CAPITAL, INC.

PART I—FINANCIAL INFORMATION
ITEM 1.    Financial Statements.
COLONY CAPITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash	$195,989	$141,936
Loans receivable, net	4,045,627	2,131,134
Real estate assets, net
Held for investment	2,679,857	1,643,997
Held for sale	410,755	—
Investments in unconsolidated joint ventures	1,126,873	1,646,977
Goodwill	685,068	20,000
Intangible assets, net	290,203	106,060
Due from affiliates	18,811	—
Other assets	406,877	181,744
Total assets	$9,860,060	$5,871,848
LIABILITIES AND EQUITY
Liabilities:
Line of credit	$495,400	$164,000
Accrued and other liabilities	332,497	128,119
Due to affiliates	70,640	12,236
Dividends payable	61,791	47,537
Debt	2,669,222	1,979,665
Convertible senior notes	604,349	604,498
Total liabilities	4,233,899	2,936,055
Commitments and contingencies (Note 20)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share; $625,750 and $338,250 liquidation preference; 50,000 shares authorized; 25,030 and 13,530 shares issued and outstanding	250	135
Common stock, $0.01 par value per share
Class A, 449,000 shares authorized; 111,697 and 109,634 shares issued and outstanding	1,117	1,096
Class B, 1,000 shares authorized; 564 and 0 shares issued and outstanding	6	—
Additional paid-in capital	2,991,178	2,512,743
Distributions in excess of earnings	(99,671)	(68,003)
Accumulated other comprehensive loss	(27,436)	(28,491)
Total stockholders’ equity	2,865,444	2,417,480
Noncontrolling interests in investment entities	2,326,808	518,313
Noncontrolling interests in Operating Company	433,909	—
Total equity	5,626,161	2,935,793
Total liabilities and equity	$9,860,060	$5,871,848
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLONY CAPITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

The following table presents the assets and liabilities recorded in the condensed consolidated balance sheets attributable to securitization vehicles consolidated as variable interest entities ("VIE").

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Loans receivable, net	$766,148	$807,761
Other assets	51,173	50,074
Total assets	$817,321	$857,835
Liabilities
Debt	$501,251	$537,268
Accrued and other liabilities	42,557	38,443
Total liabilities	$543,808	$575,711
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLONY CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income
Interest income	$101,270	$53,963	$147,407	87,065
Rental income and tenant reimbursements	61,143	3,255	104,936	6,496
Hotel operating income	22,087	—	22,087	—
Equity in income of unconsolidated joint ventures	10,956	21,114	37,305	43,753
Fee income (including $21,559, $0, $21,559 and $0 from affiliates, respectively)	21,928	—	21,998	—
Other income (including $1,934, $231, $1,997 and $456 from affiliates, respectively)	3,520	231	3,783	456
Total income	220,904	78,563	337,516	137,770
Expenses
Management fees (including $0, $1,910, $5,897 and $5,981 of share-based payments, respectively)	101	9,937	15,062	20,650
Investment and servicing expenses (including $0, $603, $366 and $1,349 reimbursable to affiliates, respectively)	6,326	1,368	8,579	2,629
Transaction costs	3,708	1,033	17,898	5,583
Interest expense	30,924	10,700	57,517	19,649
Property operating expenses	29,335	843	43,346	1,691
Hotel operating expenses	6,570	—	6,570	—
Depreciation and amortization	36,645	1,253	58,953	2,505
Provision for loan losses	4,078	—	4,442	—
Impairment of real estate assets	—	—	450	—
Compensation expense	28,644	501	29,259	985
Administrative expenses (including $0, $743, $1,922, and $1,410 reimbursable to affiliates, respectively)	11,411	2,146	15,577	4,181
Total expenses	157,742	27,781	257,653	57,873
Gain on sale of real estate assets, net	740	—	740	—
Gain on remeasurement of consolidated investment entities, net	41,486	—	41,486	—
Other (loss) gain, net	(1,955)	221	(1,791)	1,201
Income before income taxes	103,433	51,003	120,298	81,098
Income tax expense	349	1	999	246
Net income	103,084	51,002	119,299	80,852
Net income attributable to noncontrolling interests:
Investment entities	34,630	13,353	40,316	21,473
Operating Company	9,138	—	9,138	—
Net income attributable to Colony Capital, Inc.	59,316	37,649	69,845	59,379
Preferred dividends	11,410	5,571	18,382	10,926
Net income attributable to common stockholders	$47,906	$32,078	$51,463	$48,453
Net income per common share:
Basic	$0.43	$0.35	$0.46	$0.56
Diluted	$0.40	$0.34	$0.46	$0.56
Weighted average number of common shares outstanding:
Basic	111,394	91,673	110,410	86,342
Diluted	136,434	110,430	110,410	86,352
Dividends declared per common share	$0.37	$0.36	$0.74	$0.71
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLONY CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$103,084	$51,002	$119,299	$80,852
Other comprehensive income (loss), net of tax:
Equity in other comprehensive loss of unconsolidated joint ventures, net	—	—	(451)	(3,621)
Unrealized loss on beneficial interests in debt securities	—	(300)	—	(327)
Net change in fair value of cash flow hedges	(74)	(13)	(344)	(8)
Foreign currency translation adjustments:
Foreign currency translation adjustment gain	101,964	6,285	50,633	6,549
Change in fair value of net investment hedges	(57,355)	(4,890)	(26,772)	(4,562)
Net foreign currency translation adjustments	44,609	1,395	23,861	1,987
Other comprehensive income (loss)	44,535	1,082	23,066	(1,969)
Comprehensive income	147,619	52,084	142,365	78,883
Comprehensive income attributable to noncontrolling interests:
Investment entities	56,621	13,706	58,717	21,890
Operating Company	12,748	—	12,748	—
Comprehensive income attributable to stockholders	$78,250	$38,378	$70,900	$56,993
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLONY CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2013	10,080	$101	76,492	$765	$1,701,274	$(20,423)	$2,593	$1,684,310	$269,917	$—	$1,954,227
Net income	—	—	—	—	—	59,379	—	59,379	21,473	—	80,852
Other comprehensive (loss) income	—	—	—	—	—	—	(2,386)	(2,386)	417	—	(1,969)
Issuance of 7.5% Series B Cumulative Redeemable Perpetual Preferred Stock	3,450	34	—	—	86,216	—	—	86,250	—	—	86,250
Issuance of common stock	—	—	15,356	154	335,802	—	—	335,956	—	—	335,956
Underwriter discount and offering costs	—	—	—	—	(3,182)	—	—	(3,182)	—	—	(3,182)
Share-based compensation	—	—	511	5	6,166	—	—	6,171	—	—	6,171
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	81,750	—	81,750
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(46,879)	—	(46,879)
Preferred stock dividends	—	—	—	—	—	(10,710)	—	(10,710)	—	—	(10,710)
Common stock dividends declared ($0.71 per share)	—	—	—	—	—	(65,575)	—	(65,575)	—	—	(65,575)
Balance at June 30, 2014	13,530	$135	92,359	$924	$2,126,276	$(37,329)	$207	$2,090,213	326,678	$—	$2,416,891

Balance at December 31, 2014	13,530	$135	109,634	$1,096	$2,512,743	$(68,003)	$(28,491)	$2,417,480	$518,313	$—	$2,935,793
Net income	—	—	—	—	—	69,845	—	69,845	40,316	9,138	119,299
Other comprehensive loss	—	—	—	—	—	—	1,055	1,055	18,401	3,610	23,066
Issuance of 7.125% Series C Cumulative Redeemable Perpetual Preferred Stock	11,500	115	—	—	287,385	—	—	287,500	—	—	287,500
Issuance of Class A common stock	—	—	1,428	14	37,375	—	—	37,389	—	—	37,389
Issuance of Class B common stock	—	—	564	6	14,765	—	—	14,771	—	—	14,771
Issuance of units in Operating Company	—	—	—	—	—	—	—	—	—	568,794	568,794
Offering costs	—	—	—	—	(9,404)	—	—	(9,404)	—	—	(9,404)
Share-based compensation	—	—	635	7	8,728	—	—	8,735	—	—	8,735
Consolidation of investment entities	—	—	—	—	—	—	—	—	1,700,114	—	1,700,114
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	190,563	—	190,563
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(140,899)	(8,047)	(148,946)
Preferred stock dividends	—	—	—	—	—	(19,179)	—	(19,179)	—	—	(19,179)
Common stock dividends declared ($0.74 per share)	—	—	—	—	—	(82,334)	—	(82,334)	—	—	(82,334)
Reallocation of equity of Operating Company (Note 15)	—	—	—	—	139,586	—	—	139,586	—	(139,586)	—
Balance at June 30, 2015	25,030	$250	112,261	$1,123	$2,991,178	$(99,671)	$(27,436)	$2,865,444	$2,326,808	$433,909	$5,626,161
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLONY CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities
Net income	$119,299	$80,852
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discount and net origination fees on purchased and originated loans	(13,617)	(38,330)
Paid-in-kind interest added to loan principal	(14,141)	(416)
Straight-line rents	(5,928)	187
Amortization of net above-market lease values	2,011	—
Amortization of deferred financing costs	8,546	2,494
Equity in income of unconsolidated joint ventures	(37,305)	(43,753)
Distributions of income from unconsolidated joint ventures	37,137	47,275
Provision for loan losses	4,442	—
Impairment of real estate assets	450	—
Depreciation and amortization	58,953	2,505
Share-based compensation	8,735	6,171
Net gain on remeasurement of net assets of consolidated investment entities	(41,486)	—
Change in fair value of contingent consideration	1,140	—
Realized gain on sales of real estate assets	(740)	—
Changes in operating assets and liabilities:
Decrease in due from affiliates	1,455	—
Increase in other assets	(14,750)	(3,963)
Increase in accrued and other liabilities	26,770	14,910
(Decrease) increase in due to affiliates	(12,236)	1,197
Other adjustments, net	(739)	217
Net cash provided by operating activities	127,996	69,346
Cash Flows from Investing Activities
Contributions to unconsolidated joint ventures	(301,222)	(67,338)
Distributions from unconsolidated joint ventures	109,293	77,286
Investments in purchased loans receivable, net of seller financing	—	(319,747)
Net disbursements on originated loans	(474,562)	(762,689)
Repayments of loans receivable	199,535	182,129
Cash receipts in excess of accretion on purchased credit impaired loans	116,867	—
Disbursements on acquisition of real estate assets, related intangibles and leasing commissions	(720,944)	(15,675)
Proceeds from sales of real estate assets	40,070	—
Acquisition of investment management business, net of cash acquired	(55,885)	—
Increase in restricted cash	—	(47,991)
Other investing activities, net	5,076	(1,051)
Net cash used in investing activities	$(1,081,772)	$(955,076)

COLONY CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Six Months Ended June 30,
	2015	2014
Cash Flows from Financing Activities
Proceeds from issuance of preferred stock, net	$277,945	$83,533
Proceeds from issuance of common stock, net	—	335,956
Dividends paid to preferred stockholders	(13,944)	(10,710)
Dividends paid to common stockholders	(81,363)	(59,098)
Line of credit borrowings	739,400	794,000
Line of credit repayments	(408,000)	(723,500)
Proceeds from secured financing	530,428	126,181
Secured financing repayments	(151,749)	(87,544)
Net proceeds from issuance of convertible senior notes	—	394,582
Payment of deferred financing costs	(6,260)	(6,893)
Payment of offering costs	—	(465)
Contributions from noncontrolling interests	190,563	81,750
Distributions to noncontrolling interests	(140,899)	(46,879)
Other financing activities, net	(4,968)	(640)
Net cash provided by financing activities	931,153	880,273
Cash held by investment entities consolidated	75,412	—
Effect of exchange rates on cash	1,264	704
Net increase (decrease) in cash	54,053	(4,753)
Cash, beginning of period	141,936	43,167
Cash, end of period	$195,989	$38,414

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$45,451	$10,376
Cash paid for income taxes	$1,455	$936
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends payable	$61,791	$38,604
Seller-provided secured financing on purchased loans	$—	$82,328
Deferred financing costs deducted from convertible debt issuance proceeds	$—	$10,063
Accrued and other liabilities assumed in connection with acquisitions, net of cash assumed	$407	$—
Payment on settlement of derivative instruments in accrued liabilities	$7,386	$4,134
Interest reserve for seller financing funded by borrower of purchased loan	$—	$1,405
Deferred tax liability assumed in a real estate acquisition	$23,977	$—
Settlement of debt through issuance of units in Operating Company	$10,000	$—
Issuance of common stock for acquisition of investment management business	$52,160	$—
Issuance of units in Operating Company for acquisition of investment management business	$558,794	$—
Net assets of investment entities consolidated, net of cash assumed (Note 7)	$2,637,278	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLONY CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
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
Prior to April 2, 2015, the Company was externally managed and advised by Colony Financial Manager, LLC (the "Manager"), which was a wholly-owned subsidiary of Colony Capital, LLC ("CCLLC"), a privately held global real estate investment firm. On April 2, 2015, Colony Capital Operating Company, LLC ("Operating Company" or “OP”), an operating subsidiary of the Company, acquired substantially all of the real estate investment management business and operations of CCLLC (the "Combination") and the Company became a self-managed REIT. The Company will use the Colony name as general partner to sponsor new investment vehicles. Details of the Combination are described more fully in Note 3.
In connection with the Combination, the Company reorganized into an umbrella partnership real estate investment trust ("UPREIT"). As part of the restructuring, the Company contributed to OP and its subsidiaries substantially all of the Company's other subsidiaries, assets and liabilities, other than certain indebtedness, in exchange for membership interests in OP ("OP Units"). Following the Combination, OP conducts all of the activities and owns substantially all of the assets and liabilities of the combined business.
2. Significant Accounting Policies
These interim financial statements include the Company's significant accounting policies as well as new accounting policies adopted upon the Combination. The accounting policies of the Company's unconsolidated joint ventures are substantially similar to those of the Company.
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
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated. The portions of the equity, net income and other comprehensive income of consolidated subsidiaries that are not attributable to the parent are presented separately as amounts attributable to noncontrolling interests in the consolidated financial statements.
The Company consolidates entities that meet the definition of a VIE for which the Company is deemed to be the primary beneficiary or otherwise, entities in which the Company controls through a majority voting interest.
For entities in which the Company has a variable interest, the Company determines if the entity is a VIE by considering whether the entity’s equity investment at risk is sufficient to finance its activities without additional subordinated financial support and whether the entity’s at-risk equity holders have the characteristics of a controlling financial interest. Fees paid to the Company that are commensurate with both services provided and prevailing market rates for such services are generally not, in and of themselves, considered variable interests and are excluded from assessment of the Company's economic exposure to a VIE. In performing the analysis of whether the Company is the primary beneficiary of a VIE, the Company considers whether it individually has the power to direct the activities of the VIE that most significantly affect the entity’s performance and also has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The Company also considers interests held by its related parties, including de facto agents, specifically interests in the VIE held by related parties under common control and the Company's indirect exposure to the VIE through its interests in other related parties on a proportionate basis. The Company assesses whether it is a member of a related party group that collectively meets the power and benefits criteria and, if so, whether the Company is most closely associated with the VIE. In performing its analysis, the Company considers both qualitative and quantitative factors, including, but not limited to: the amount and characteristics of its investment relative to other investors; the Company’s and the other investors’ ability to control or significantly influence key decisions of the VIE including consideration of involvement by de facto agents; the obligation or likelihood for the Company or other investors to fund operating losses of the VIE; and the similarity and significance of the VIE’s business activities to those of the Company and the other investors. The determination of whether an entity is a VIE, and whether the Company is the primary beneficiary, involves significant judgment, including the determination of which activities most significantly affect the entities’ performance, and estimates about the current and future fair values and performance of assets held by the VIE.
At each reporting period, the Company reassesses the status of an entity as a VIE and the determination of the Company as the primary beneficiary, or otherwise, if there is a change to the Company's ability to control through majority voting interest. Changes in consolidation status are applied prospectively. A business may be consolidated as a result of this reassessment, in which case, the assets, liabilities and noncontrolling interest in the entity are recorded at fair value upon initial consolidation. Any existing equity interest held by the Company in the entity prior to the Company obtaining control will be remeasured at fair value, which may result in a gain or loss recognized upon initial consolidation. The Company may also deconsolidate a subsidiary as a result of this reassessment, which may result in a gain or loss recognized upon deconsolidation depending on the carrying values of deconsolidated assets and liabilities compared to the fair value of any retained interests.
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
Business Combinations
The Company evaluates each purchase transaction to determine whether the acquired assets meet the definition of a business. Net cash paid to acquire a business or assets is classified as investing activities on the accompanying statements of cash flows.
The Company accounts for business combinations by applying the acquisition method. Transaction costs related to acquisition of a business are expensed as incurred and excluded from the fair value of consideration transferred. The identifiable assets acquired, liabilities assumed and noncontrolling interests in acquired entity are recognized and measured at their estimated fair values. The excess of the fair value of consideration transferred over the fair values of identifiable assets acquired, liabilities assumed and noncontrolling interests in an acquired entity, net of fair value of any previously held interest in acquired entity, is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets and liabilities.
For acquisitions that are not deemed to be businesses, the assets acquired are recognized based on their cost to the Company as the acquirer and no gain or loss is recognized unless the fair value of non-cash assets given as consideration differs from the carrying amount of the assets acquired. The cost of assets acquired in a group is allocated to individual assets within the group based on their relative fair values and does not give rise to goodwill. Transaction costs related to acquisition of assets are included in the cost basis of the assets acquired.
Contingent consideration is classified as an asset, liability, or equity, as applicable. Contingent consideration in connection with the acquisition of a business is measured at fair value on acquisition date, and unless classified as equity, is remeasured at fair value each reporting period thereafter until the consideration is settled, with changes in fair value included in net income. For contingent consideration in connection with the acquisition of assets, subsequent changes to the recorded amount are adjusted against the cost of acquisition.
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

Intangibles
In a business combination, the Company recognizes identifiable intangibles that meet either the contractual-legal criterion or the separability criterion. Indefinite-lived intangibles are not subject to amortization until such time that its useful life is determined to no longer be indefinite, at which point, it will be assessed for impairment and its adjusted carrying amount amortized over its remaining useful life. Finite-lived intangibles are amortized over their useful life in a manner that reflects the pattern in which the intangible is being consumed if readily determinable such as expected cash flows, otherwise on a straight-line basis. The useful life of all identified intangibles will be periodically reassessed and if useful life changes, the carrying amount of the intangible will be amortized prospectively over the revised useful life. Finite-lived intangibles will be periodically reviewed for impairment and an impairment loss will be recognized if the carrying amount of the intangible is not recoverable and exceeds its fair value. Once recognized an impairment loss is not subject to subsequent reversal.
Identifiable intangibles recognized in acquisitions of operating real estate properties generally include in-place leases, above- or below-market leases and deferred leasing costs.
In-place leases generate value over and above the tangible real estate because a property that is occupied with leased space is typically worth more than a vacant building without an operating lease contract in place. The estimated fair value of acquired in-place leases is derived based on management's assessment of lost rental income and tenant reimbursements that would be incurred to lease a hypothetically vacant building to its actual existing occupancy level on the valuation date. The net amount recorded for acquired in-place leases is included in intangible assets and amortized on a straight-line basis as an increase to depreciation and amortization expense over the remaining term of the applicable leases.
The estimated fair value of the above- or below-market component of acquired leases represents the present value of the difference between contractual rents of acquired leases and market rents at the time of the acquisition for the remaining lease term, discounted for tenant credit risks. Above- or below-market operating lease values are amortized on a straight-line basis as a decrease or increase to rental income, respectively, over the applicable lease terms. Above- or below-market ground lease obligations are amortized on a straight-line basis as a decrease or increase to rent expense, respectively, over the applicable lease terms.
Deferred leasing costs represent management's estimation of the avoided leasing commissions and legal fees associated with an existing in-place lease. The net amount is included in intangible assets and amortized on a straight-line basis as an increase to depreciation and amortization expense over the remaining term of the applicable lease.
Goodwill is an unidentifiable intangible asset and recognized as a residual, generally measured as the excess of consideration transferred in a business combination over the identifiable assets acquired and liabilities assumed, including any noncontrolling interest in the acquiree. Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination. Goodwill is tested for impairment at the reporting units to which it is assigned at least on an annual basis, or more frequently if events or changes in circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. Goodwill impairment tests require judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit.
Fixed Assets
Fixed assets of the Company are presented within other assets and carried at cost less accumulated depreciation and amortization. Depreciation and amortization is recognized on a straight-line basis over the estimated useful life of the assets which range between 3 to 5 years for furniture, fixtures, equipment and capitalized software, 15 years for aircraft and over the shorter of the lease term or useful life for leasehold improvements.
Fee Income
Fee income consists of base management fees, asset management fees, advisory fees and servicing fees.
The Company earns base management fees for the day-to-day operations and administration of its managed funds, generally as a percentage of the limited partners' committed capital or net funded capital. Base management fees are recognized over the period in which the related services are performed in accordance with contractual terms of the underlying management and advisory agreements. Base management fees are generally accrued from the date of the first closing of commitments or the first investment of the fund through the last day of the term of the fund.
The Company may receive a one-time asset management fee upon closing of each investment made by its managed funds. In accordance with contractual terms of the underlying management and advisory agreements, a portion of asset management fees is recognized upon completion of initial underwriting, with remaining fees deferred and recognized over the holding period of each investment in which the related services are performed for each investment. Asset management fees are calculated as a fixed percentage of the limited partners' net funded capital on each investment.

The Company provides investment advisory services for real estate acquisitions to an unaffiliated party and receives a one-time advisory fee upon closing of the investment, calculated as a fixed percentage of the cost of investment. The earnings process is complete upon closing of an investment, at which time, advisory fees are recognized in full. The Company has no obligation to provide further services subsequent to closing of an investment and does not earn fees on unconsummated transactions.
Certain subsidiaries of the Company (each an asset management company or "AMC") were established to service and manage loan portfolios, including foreclosed properties, held by the Company's real estate investment entities for a servicing fee equal to a percentage of the outstanding unpaid principal balance of each loan portfolio. Servicing fees earned from investment entities that are consolidated by the Company are eliminated upon consolidation.
Hotel Operating Income
Hotel operating income includes room revenue, food and beverage sales and other ancillary services. Revenue is recognized upon occupancy of rooms and consummation of sales and provision of services.
Other Income
Other income includes expense recoveries from borrowers and cost reimbursements from affiliates.
Expenses, primarily legal costs incurred in administering non-performing loans and foreclosed properties held by investment entities, may be subsequently recovered through payments received when these investments are resolved. The Company recognizes income when the cost recoveries are determinable and repayment is assured.
Based on an arrangement assumed from the Manager through the Combination, the Company provides administrative services to certain of its affiliates, including property management on behalf of the Company's real estate investment entities. The Company is entitled to receive reimbursements of expenses incurred, generally based on expenses incurred that are directly attributable to the affiliates and/or a portion of overhead costs. The Company acts in the capacity of a principal under these arrangements. Accordingly, the Company records the expenses and corresponding reimbursement income on a gross basis in the period administrative services are rendered and costs are incurred.
Compensation
Compensation comprises salaries, bonus including discretionary awards and contractual amounts for certain senior executives, as well as benefits. Bonus is accrued over the employment period to which it relates.
Share-Based Compensation
Equity classified share-based awards that are granted to employees are measured at fair value at date of grant and remeasured at fair value only upon a modification to the terms of the award, while share-based awards granted to non-employees are remeasured at fair value at the end of each reporting period until the award is fully vested. Fair value is determined based on the closing price of the Company's listed Class A common stock at date of grant or remeasurement. The Company recognizes compensation expense on a straight-line basis over the requisite service period of the award, with the amount of compensation expense recognized at the end of any reporting period at least equal to the fair value of the portion of the award that has vested through that date. An expected forfeiture rate estimated based upon the Company's historical experience is applied against compensation expense during the year and adjusted for actual forfeitures at year end.
Gain on Remeasurement of Consolidated Investment Entities, Net
Gain on remeasurement of consolidated investment entities, net is the fair value remeasurement of the Company's proportional share of investments in joint ventures which were consolidated upon a reconsideration event in connection with the Combination (Note 7), net of cumulative translation adjustments reclassified to earnings.
Other Gain, Net
Other gain, net includes fair value changes related to derivatives not designated as accounting hedges, fair value changes on the contingent consideration arising from the Combination and gain (loss) from remeasurement of foreign currency transactions and translation of foreign currency balances.
Foreign Currency Translation
The Company translates the assets and liabilities of its non-U.S. dollar functional currency investments and subsidiaries into U.S. dollars using exchange rates in effect at the balance sheet date. Income and expenses from these investments and subsidiaries are translated at the average rate of exchange prevailing during the period such income was earned or expenses were incurred. Translation adjustments resulting from changes in exchange rates are recorded as other comprehensive income or loss. Accumulated other comprehensive income or loss from foreign currency translation from such investments and subsidiaries is recognized upon sale or upon complete or substantially complete liquidation of the underlying investment in a foreign entity, and is included in other gain or loss in the accompanying statements of operations. When the Company sells part of its ownership interest in an equity method investment in a foreign entity, a proportionate share of the accumulated translation adjustment associated with the investment is reclassified into earnings. For purposes of presenting required disclosures of amounts to be recorded in the future as of balance sheet date, the Company uses the exchange rate in effect at the balance sheet date to translate such amounts that are denominated in foreign currencies.
Reclassification
Certain prior period amounts on the condensed consolidated statement of operations have been reclassified to conform to current period presentation.
Prepayment fees and accelerated amortization of origination fees or purchase discounts resulting from early repayments of loans receivable have been included in interest income as these amounts represent additional yields on the Company’s investments in loans and the occurrence of an early repayment resulted only in an acceleration of interest income recognized. Such amounts had been previously presented as realized gain or loss on resolution of loans receivable.
Recent Accounting Updates
Revenue Recognition—In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, at an amount reflecting the consideration a company expects to receive in exchange for those goods or services. ASU 2014-09 may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect as of the date of initial application recognized in retained earnings. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. In July 2015, the FASB deferred the effective date of the new standard by one year to fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted but not before the original effective date. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements.
Consolidation—In February 2015, the FASB issued ASU No. 2015-02, Consolidation: Amendments to the Consolidation Analysis, which amended the existing accounting standards for consolidation under both the variable interest model and the voting model. Under ASU No. 2015-02, companies will need to re-evaluate whether an entity meets the criteria to be considered a VIE, whether companies still meet the definition of primary beneficiaries, and whether an entity needs to be consolidated under the voting model. ASU No. 2015-02 may be applied using a modified retrospective or full retrospective approach, and is effective for reporting periods beginning after December 15, 2015. Early adoption is permitted in any interim reporting period. On April 1, 2015, the Company adopted ASU No. 2015-02 on a full retrospective basis and re-evaluated its consolidation assessment, concluding that such adoption did not result in a consolidation of entities not previously consolidated nor a deconsolidation of entities previously consolidated.
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
3. Combination with Colony Capital
On April 2, 2015, pursuant to agreements dated December 23, 2014, OP completed its acquisition of the CCLLC trademark name and substantially all of its real estate investment management business and operations, excluding those conducted exclusively in connection with Colony American Homes, Inc. (“CAH”), which is now an internally managed company. The Combination was subject to approval of two-thirds of the Company’s non-affiliated shareholders, which was received at a special meeting of shareholders held on March 31, 2015.
Upon consummation of the Combination, CCLLC's personnel became employees of the Company and the Company became an internally managed REIT. The Company plans to sponsor new investment vehicles as general partner under the Colony name. In addition, the Company changed its name from Colony Financial, Inc. to Colony Capital, Inc. The Company’s common stock, which was reclassified as Class A Common Stock, continues to be listed on the NYSE under the ticker symbol “CLNY.”

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
The consideration for the Combination consisted of an upfront and a contingent portion, as follows:

•
Upfront consideration paid in a combination of 1.43 million shares of Class A Common Stock, 563,987 shares of newly created Class B Common Stock and 21.34 million of OP Units, measured based upon the closing price of the Company’s common stock of $26.19 on April 1, 2015, as well as $60.9 million of cash payments made for working capital, transaction costs incurred on behalf of CCLLC and tax withholding on behalf of Mr. Saltzman. The aggregate upfront consideration was valued at $671.9 million.

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
The following is a summary of the consideration transferred, assets acquired and liabilities assumed on date of acquisition. See Note 8 for further discussions around intangible assets identified, including goodwill, and Note 13 for fair value measurement of contingent consideration.

(In thousands)
Consideration transferred
Cash paid	$60,900
Class A and Class B common stock issued	52,160
OP Units issued	558,794
Estimated fair value of contingent consideration	69,500
$741,354
Identifiable assets acquired and liabilities assumed (1)
Cash	$5,015
Fixed assets	46,396
Other assets	23,039
Intangible asset—Investment management contracts	46,000
Intangible asset—Customer relationships	46,800
Intangible asset—Trade name	15,500
Notes payable	(44,337)
Deferred tax liability	(43,673)
Other liabilities	(18,454)
76,286
Goodwill	665,068
$741,354
__________

(1)
The estimated fair values and purchase price allocation are subject to retrospective adjustment during the measurement period, not to exceed one year, based upon new information obtained about facts and circumstances that existed as of the date of acquisition.

Total income and net income attributable to Colony Capital, Inc. from the investment management segment, as included in the condensed consolidated statement of operations for the three months ended June 30, 2015, were $21.8 million and $6.1 million, respectively.

The following table presents pro forma results of the Company as if the Combination had been consummated on January 1, 2014. The amounts have been calculated pursuant to the application of the Company’s accounting policies and adjusting the results of CCLLC's operations to reflect the additional depreciation and amortization, tax and compensation expense, and after eliminating intercompany transactions of the combined entities and allocation of net income to OP Units. The pro forma results for the six months ended June 30, 2015 were adjusted to exclude acquisition-related expenses of approximately $15.1 million. The unaudited pro forma results are not necessarily indicative of future operating results.

	Six Months Ended June 30,
(In thousands, except per share data)	2015	2014
Pro forma total income	$368,615	$191,878
Pro forma net income attributable to Colony Capital, Inc.	85,452	48,825
Pro forma net income attributable to common stockholders	67,070	37,899
Pro forma net income per common share:
Basic	$0.60	$0.42
Diluted	$0.59	$0.42

4. Variable Interest Entities
The Company consolidates VIEs for which it is deemed to be the primary beneficiary.
Securitization Vehicles
The Company securitizes loans receivable using VIEs as a source of financing and as a means of transferring the economic risk of the loans receivable to third parties. Securitization usually occurs in conjunction with or shortly after the Company's origination or purchase of the loans. The securitization vehicles are structured as pass through entities that receive principal and interest on the underlying loan collateral and distribute those payments to the holders of the notes or certificates issued by the securitization vehicles. The loans are transferred into securitization vehicles such that these assets are restricted and legally isolated from the creditors of the Company, and therefore are not available to satisfy the Company's obligations but only obligations of the securitization vehicles. The obligations of the securitization vehicles do not have any recourse to the general credit of any other consolidated entities, nor to the Company. These securitizations did not qualify as sale transactions and are accounted for as secured financing.
The Company retains beneficial interests in the securitization vehicles including senior and subordinate securities and equity tranches issued by the securitization vehicles. Affiliates of the Company or appointed third parties act as special servicer of the underlying collateral mortgage loans. The special servicer has the power to direct activities during the loan workout process on defaulted and delinquent loans as permitted by the underlying contractual agreements, which is subject to the consent of the controlling class representative or directing holder who, under certain circumstances, has the right to unilaterally remove the special servicer.
The Company’s rights as the directing holder and controlling class representative give the Company the ability to direct activities that most significantly impact the economic performance of the securitization vehicles. Based on these factors, the Company is determined to be the primary beneficiary of the securitization vehicles; thus, all of the underlying assets, liabilities, equity, revenue and expenses of these entities are consolidated into the Company's condensed consolidated financial statements. The inclusion of the assets and liabilities of the securitization vehicles in which the Company is deemed the primary beneficiary has no economic effect on the Company. The Company’s exposure to the obligations of the securitization vehicles is generally limited to its investments in these entities. The Company is not obligated to provide any financial support to these consolidated structures and did not do so in the periods reported. As such, the risk associated with the Company’s involvement in the securitization vehicles is limited to the carrying value of its investments in the entities.
Operating Company
The Company's operating subsidiary under the UPREIT structure, OP, is a limited liability company which has governing provisions that are the functional equivalent of a limited partnership. The Company holds the majority of membership interest in OP, acts as the managing member of OP and exercises full responsibility, discretion and control over the day-to-day management of OP. The noncontrolling interests in OP do not have either substantive liquidation rights, or substantive kick-out rights without cause, or substantive participating rights that could be exercised by a simple majority of noncontrolling interest members (including by such a member unilaterally). The absence of such rights, which represent voting rights in a limited partnership equivalent structure, would render OP to be a VIE. The Company, as managing member, has the power to direct the core activities of OP that most significantly affect OP's performance, and through its majority interest in OP, has both the right to receive benefits from and the obligation to absorb losses of OP. Accordingly, the Company is the primary beneficiary of OP and consolidates OP. As the Company conducts its business and holds its assets and liabilities through OP, the total assets and liabilities of OP comprise substantially all of the total consolidated assets and liabilities of the Company.

5. Loans Receivable
Below is a summary of the Company’s loans held for investment and purchased credit-impaired ("PCI") loans. Carrying amounts of loans held for investment are presented net of allowances for loan losses.

	June 30, 2015				December 31, 2014
(Amounts in thousands)	Unpaid Principal Balance	Carrying Amount	Weighted Average Coupon	Weighted Average Maturity in Years	Unpaid Principal Balance	Carrying Amount	Weighted Average Coupon	Weighted Average Maturity in Years
Non-PCI Loans
Fixed rate
Mortgage loans	$885,288	$877,471	10.2%	4.4	$134,636	$126,114	6.4%	8.7
Securitized mortgage loans	152,509	155,713	6.5%	16.6	170,218	174,292	6.5%	17.1
B-notes	144,162	146,257	10.0%	3.5	143,376	140,312	8.5%	3.2
Mezzanine loans	124,633	126,824	12.2%	3.0	125,163	125,163	10.3%	4.6
	1,306,592	1,306,265			573,393	565,881
Variable rate
Mortgage loans	695,958	690,945	7.1%	1.9	331,192	326,491	6.9%	1.9
Securitized mortgage loans	604,892	602,373	5.8%	5.1	630,420	625,050	5.7%	6.2
Mezzanine loans	365,189	363,720	10.9%	1.2	367,863	365,825	10.9%	1.5
	1,666,039	1,657,038			1,329,475	1,317,366
	2,972,631	2,963,303			1,902,868	1,883,247
PCI Loans
Mortgage loans	1,696,805	1,074,262			334,500	239,702
Securitized mortgage loans	9,564	8,062			9,672	8,185
	1,706,369	1,082,324			344,172	247,887
Total loans receivable	$4,679,000	$4,045,627			$2,247,040	$2,131,134
Details of the Company's loans held for investment with variable interest rates, excluding PCI loans, are as follows:

(Amounts in thousands)	Index		Weighted Average Spread	Weighted Average Rate		Unpaid Principal Balance	Carrying Amount
June 30, 2015
Mortgage loans	1-Month LIBOR	(1)	6.7%	7.1%	(2)	$692,411	$687,525
Mortgage loans	6-Month LIBOR	(1)	2.5%	5.4%	(2)	3,547	3,420
Securitized mortgage loans	1-Month LIBOR	(1)	5.7%	5.9%	(2)	498,428	496,780
Securitized mortgage loans	6-Month LIBOR	(1)	2.8%	5.8%	(2)	91,450	91,586
Securitized mortgage loans	12-Month Treasury Average		2.4%	3.2%	(3)	15,014	14,007
Mezzanine loans	1-Month LIBOR	(1)	10.6%	10.9%		365,189	363,720
						$1,666,039	$1,657,038
December 31, 2014
Mortgage loans	1-Month LIBOR	(1)	6.8%	6.9%	(2)	$326,563	$321,997
Mortgage loans	6-Month LIBOR	(1)	2.4%	5.3%	(2)	4,629	4,494
Securitized mortgage loans	1-Month LIBOR	(1)	5.7%	5.8%	(2)	499,668	496,394
Securitized mortgage loans	6-Month LIBOR	(1)	2.5%	5.8%	(2)	105,684	105,743
Securitized mortgage loans	12-Month Treasury Average		2.5%	2.8%	(3)	25,068	22,913
Mezzanine loans	1-Month LIBOR	(1)	10.7%	10.9%		367,863	365,825
						$1,329,475	$1,317,366
__________

(1)	LIBOR = London Interbank Offered Rate

(2)	Certain loans are subject to a LIBOR floor which was higher than the actual LIBOR at June 30, 2015 and December 31, 2014.

(3)	Certain loans are subject to a 12-Month Treasury Average ("12MTA") floor, which was higher than the actual 12MTA at June 30, 2015 and December 31, 2014.
Activity in loans receivable is summarized below:

	Six Months Ended June 30,
(In thousands)	2015	2014
Carrying amount at January 1	$2,131,134	$1,028,654
Loan acquisitions and originations	575,234	1,164,765
Paid-in-kind interest added to loan principal	14,141	416
Discount and net loan fee amortization	47,109	41,290
Loan repayments	(199,035)	(181,240)
Payments received from PCI loans	(150,859)	(3,850)
Transfer to real estate asset upon foreclosure	(3,217)	—
Provision for loan losses, excluding interest receivable	(4,071)	—
Consolidation of loans receivable held by investment entities (Note 7)	1,629,496	—
Effect of changes in foreign exchange rates	5,695	5,903
Carrying amount at June 30	$4,045,627	$2,055,938
Aging of Loans
The following table provides an aging summary of loans receivable, excluding PCI loans.

(In thousands)	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total
At June 30, 2015	$2,935,950	$5,954	$2,030	$19,369	$2,963,303
At December 31, 2014	1,864,466	12,002	3,058	3,721	1,883,247
Purchased Credit-Impaired Loans
PCI loans are acquired loans with evidence of credit quality deterioration since origination for which it is probable at acquisition that the Company will collect less than the contractually required payments. The excess of cash flows expected to be collected on PCI loans, measured as of the acquisition date, over the estimated fair value represents the accretable yield and is recognized in interest income over the remaining life of the loan using the effective interest method. The difference between contractually required payments as of the acquisition date and the cash flows expected to be collected represents the nonaccretable difference.
As discussed in Note 7, effective April 2, 2015, the Company was deemed to have a controlling financial interest in a number of its real estate investment entities, previously accounted for under the equity method. As a result, the Company consolidated these investment entities, including PCI loans held by these entities. The following table presents PCI loans at acquisition date:

(In thousands)	Six Months Ended June 30, 2015
Contractually required payments including interest	$1,936,499
Less: Nonaccretable difference	(850,212)
Cash flows expected to be collected	1,086,287
Less: Accretable yield	(121,130)
Fair value of loans acquired	$965,157

Changes in accretable yield of all PCI loans during the period were as follows:

	Six Months Ended June 30,
(In thousands)	2015	2014
Beginning accretable yield	$98,523	$130,823
Additions	—	773
Changes in estimated cash flows	(16,802)	441
Accretion	(37,800)	(11,189)
Consolidation of PCI loans held by investment entities (Note 7)	121,130	—
Effect of changes in foreign exchange rates	(5,355)	(455)
Ending accretable yield	$159,696	$120,393
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
Allowance for Loan Losses
Loans held for investment are considered to be impaired when it is probable that the Company will not be able to collect all amounts due in accordance with the contractual terms of the loans. Allowance for loan losses generally excludes interest receivable as accrued interest receivable is reversed when a loan is placed on nonaccrual status, other than interest receivable on securitized loans for which the Company may receive interest advances from the servicer.
The Company evaluates impairment and allowance for loan losses on loans held for investment, excluding PCI loans, on an individual loan basis. PCI loans are evaluated on a pool basis based on loans with similar risk characteristics. The Company continues to estimate cash flows expected to be collected over the life of the PCI loans, and if, upon subsequent evaluation, the Company determines it is probable that the present value of the expected cash flows has decreased, the PCI loan is considered to be further impaired resulting in a charge to the provision for loan losses and a corresponding charge to allowance for loan losses.
At June 30, 2015, allowance for loan losses was $4.6 million, against $43.4 million of carrying value of impaired loans. At December 31, 2014, allowance for loan losses was $0.2 million, against $3.4 million of carrying value of impaired loans. Provision for loan losses was $4.1 million and $4.4 million for the three and six month periods ended June 30, 2015, respectively, of which $4.0 million in both periods relate to PCI loans. There were no charges made against the allowance for loan losses for the three and six month periods ended June 30, 2015.

6. Real Estate Assets
The Company's real estate assets comprise the following:

	Estimated Useful Life (in weighted average years)	June 30, 2015	December 31, 2014
(Amounts in thousands)
Real Estate Held for Investment
Land	NA	$504,579	$265,263
Buildings and improvements	37	2,121,044	1,351,798
Tenant improvements	6	80,614	33,357
Foreclosed properties	39	14,236	—
		2,720,473	1,650,418
Less: Accumulated depreciation		(40,616)	(6,421)
		2,679,857	1,643,997
Real Estate Held for Sale
Land, buildings and improvements	NA	314,277	—
Foreclosed properties	NA	96,478	—
		410,755	—
Real Estate Assets, Net		$3,090,612	$1,643,997

Consolidation of Real Estate Assets Held by Investments Entities
As discussed in Note 7, effective April 2, 2015, the Company consolidated a number of its real estate investment entities, which were previously accounted for under the equity method. This resulted in the consolidation of $816.7 million of total real estate assets, including all foreclosed properties consolidated as of June 30, 2015.
Real Estate Acquisitions
In January 2015, the Company acquired two higher education campuses in Switzerland. The acquisitions were deemed to be real estate asset acquisitions because the Company acquired the sellers’ properties and concurrently entered into new leases with the sellers in a purchase-leaseback transaction. The total cost of approximately $181 million, including capitalized acquisition costs of approximately $4.1 million, included land of $17.9 million, buildings and improvements of $140.5 million and net lease intangibles of $22.6 million.
During the six months ended June 30, 2015, the Company made additional acquisitions of light industrial properties in Minnesota, Texas and the mid-Atlantic region for total purchase price of $191.6 million. The acquisitions were deemed to be business combinations as the properties were acquired subject to existing leases. The purchase price was allocated $37.4 million to land, $148.6 million to buildings and improvements and $5.7 million to net lease intangibles. Total transaction costs of $1.9 million was expensed in connection with the acquisitions.
In June 2015, the Company acquired a net-leased office complex in Stavanger, Norway, partially financed with a non-callable bond. The acquisition is a sale-leaseback transaction and deemed to be a real estate asset acquisition. The purchase price of approximately $327.0 million, including capitalized transaction costs of $2.8 million, was allocated $68.3 million to land, $256.0 million to buildings and improvements and $27.8 million to lease intangibles.
Depreciation and Impairment
Depreciation expense on real estate held for investment was $19.8 million and $0.9 million for the three months ended June 30, 2015 and 2014, respectively, and $34.4 million and $1.8 million, respectively, for the six months ended June 30, 2015 and 2014.
The Company recorded an impairment of approximately $0.5 million for the six months ended June 30, 2015 in connection with light industrial properties classified as held for sale and written down to fair value less costs to sell in March 2015. These properties were subsequently sold in April 2015.
Real Estate Held for Sale
Real estate held for sale at June 30, 2015 included $17.5 million classified as held for sale during the period and an additional $393.3 million of real estate held for sale from consolidated investment entities.
For the three and six months ended June 30, 2015, the Company recorded gain on sale of real estate, net, of $0.7 million, primarily from disposition of foreclosed properties.
Tenant Leases
The Company owns properties which are leased to tenants under operating leases with expiration dates through 2034. Certain leases also provide for additional rents based on real estate taxes, utilities, insurance and other operating expenses. Such reimbursements from tenants for the three months ended June 30, 2015 and 2014 were $13.5 million and $0.9 million, respectively, and for the six months ended June 30, 2015 and 2014 were $23.9 million and $1.7 million, respectively, and included in rental income and tenant reimbursements in the accompanying condensed consolidated statements of operations.

Future Minimum Rents
Future contractual minimum rental payments under noncancelable operating leases, excluding tenant reimbursements, as of June 30, 2015 are as follows:

Year Ending December 31,	(In thousands)
Remaining 2015	$93,811
2016	178,861
2017	158,430
2018	136,527
2019	114,749
2020 and after	763,398
Total	$1,445,776
7. Investments in Unconsolidated Joint Ventures
The Company's investments in unconsolidated joint ventures comprise the following:

(In thousands)	June 30, 2015	December 31, 2014
Investments in unconsolidated joint ventures:
Equity method	$1,027,005	$1,646,977
Cost method	99,868	—
	$1,126,873	$1,646,977
The Company’s investments in real estate debt and equity are generally structured as joint ventures with one or more private investment funds or other investment vehicles managed by CCLLC or its affiliates prior to the Combination ("Co-Investment Funds"), or to a lesser extent, with unaffiliated third parties. These investment entities are generally capitalized through equity contributions from the members, although certain investments are leveraged through various financing arrangements. The Company’s exposure to the investment entities is limited to its equity method investment balance as of June 30, 2015 and December 31, 2014, respectively. Neither the Company nor the other investors are required to provide financial or other support in excess of their capital commitments. The assets of the investment entities may only be used to settle the liabilities of these entities and there is no recourse to the general credit of the Company nor the other investors for the obligations of these investment entities.
Equity Method Investments
Prior to the Combination, a majority of the Company’s investments in real estate debt and equity were accounted for under the equity method as the Company did not have a controlling financial interest but exercised significant influence over these investment entities. Upon closing of the Combination on April 2, 2015, the Company became the investment manager of the Co-Investment Funds and employees of CCLLC, including those who are directors or officers of the investment entities, became employees of the Company. For real estate investment entities structured as joint ventures with Co-Investment Funds, combining the Company's interests with those held by the Co-Investment Funds, to which the Company now acts as investment manager, the Company is considered to have a controlling financial interest in these investment entities post-Combination. Therefore, the Combination represents a reconsideration event which resulted in a shift in controlling financial interest over these investment entities in favor of the Company. Accordingly, the Company consolidated 52 investment entities effective April 2, 2015. The Company did not acquire any economic interests in the Co-Investment Funds nor any additional economic interests in these investment entities as a result of the Combination.
Upon initial consolidation of the investment entities, the Company recorded the assets, liabilities, and noncontrolling interests of these entities at fair value. Loan receivables held by the investment entities were valued based on cash flow projections of principal and interest expected to be collected, discounted using interest rates available for borrowers with similar credit metrics, and considering any available market comparables or dealer quotes, if applicable. The fair value of real estate assets held by the investment entities were estimated using a combination of appraised values, broker quotes or market comparables. The carrying value of debt obligations of the investment entities approximated their fair values due to their short term nature or resulting yields that approximate market rates.

The following table presents the combined assets, liabilities and noncontrolling interests of the 52 consolidated investment entities as of April 2, 2015:

(In thousands)	April 2, 2015
Assets:
Cash	$75,412
Loans receivable	1,629,496
Real estate assets	812,672
Other assets	543,404
Total assets	$3,060,984
Liabilities:
Debt	$282,555
Accrued and other liabilities	65,739
Total liabilities	348,294
Noncontrolling interests	1,700,114
Equity attributable to Colony Capital, Inc.	$1,012,576
The fair value of the Company's proportionate share of equity interest in the investment entities was $1.0 billion. The excess of fair value over carrying value of the Company's equity interest in these investment entities, net of cumulative translation adjustments reclassified to earnings, resulted in a remeasurement gain of $41.5 million.
Total income and net income attributable to OP from these consolidated investment entities included in the condensed consolidated statement of operations for the three months ended June 30, 2015 were $89.0 million and $19.0 million, respectively.
Activity in the Company’s equity method investment is summarized below:

	Six Months Ended June 30,
(In thousands)	2015	2014
Balance at January 1	$1,646,977	$1,369,529
Contributions	203,562	67,338
Distributions	(146,429)	(124,561)
Equity in net income	37,305	43,753
Equity in other comprehensive (loss) income	(612)	244
Equity in realized loss (gain) reclassified from accumulated other comprehensive income	161	(3,865)
Equity method investment entities derecognized and consolidated	(957,009)	—
Equity method investments of newly consolidated investment entities	270,966	—
Foreign currency translation (loss) gain	(27,916)	77
Balance at June 30	$1,027,005	$1,352,515
No single investment in an unconsolidated joint venture represented greater than 20% of total assets as of June 30, 2015 and December 31, 2014 or generated greater than 20% of net income before tax for the six months ended June 30, 2015 and 2014.
Cost Method Investment
In January 2015, the Company funded its equity commitment of $50 million to an investor consortium, alongside $50 million from a passive co-investment partner, for the acquisition of common stock in an investee. The Company uses the cost method to account for this non-marketable equity investment as it has neither a controlling interest nor significant influence over the underlying investee. Under the cost method, dividends received from the investment are recorded as dividend income to the extent they are not considered a return of capital, which is recorded as a reduction to the cost of investment. No dividend income was recorded for the three and six months ended June 30, 2015.
Related Party Transactions of Unconsolidated Joint Ventures
Prior to the Combination, CCLLC and its affiliates incurred compensation, overhead and direct costs, as well as costs of property management on behalf of the joint ventures and AMCs, for which they were reimbursed by the joint ventures for amounts allocated. Subsequent to the Combination, the Company has assumed the activities of the Manager and has consolidated all of the AMCs and a majority of the joint ventures. Therefore, such costs and corresponding reimbursements have been eliminated upon consolidation. Total costs from such affiliates allocated to the joint ventures were $2.3 million for the three months ended March 31, 2015, and $8.5 million and $16.3 million for the three and six months ended June 30, 2014, respectively.

The Company’s proportionate share, based upon its percentage interests in the joint ventures, were $0.8 million for the three months ended March 31, 2015, and $2.3 million and $4.3 million for the three and six months ended June 30, 2014, respectively.

8. Intangibles
The following table summarizes intangible assets and liabilities arising from acquisitions of operating real estate, including purchase-leaseback transactions, as well as acquisition of the investment management business:

	June 30, 2015			December 31, 2014
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets
Goodwill	$685,068	NA	$685,068	$20,000	NA	$20,000
Trade name	15,500	NA	15,500	—	$—	—
In-place lease values	121,150	$(14,272)	106,878	48,018	(2,295)	45,723
Above-market lease values	25,696	(3,912)	21,784	23,194	(280)	22,914
Below-market ground lease obligations	1,420	(26)	1,394	1,420	(14)	1,406
Deferred leasing costs	63,895	(6,434)	57,461	36,788	(771)	36,017
Investment management contracts	46,000	(4,778)	41,222	—	—	—
Customer relationships	46,800	(836)	45,964	—	—	—
Total intangible assets	$1,005,529	$(30,258)	$975,271	$129,420	$(3,360)	$126,060
Intangible Liabilities
Below-market lease values	$19,705	$(1,905)	$17,800	$10,282	$(114)	$10,168
Above-market ground lease obligations	171	(3)	168	171	—	171
Total intangible liabilities	$19,876	$(1,908)	$17,968	$10,453	$(114)	$10,339
Acquisitions of Operating Real Estate
Goodwill of $20.0 million arising from the acquisition of a light industrial operating platform on December 18, 2014 represents the value of the acquired operating platform, which primarily consists of its work force and business processes. The goodwill amount recognized is not expected to be deductible for income tax purposes. This goodwill is assigned and reported under the light industrial platform segment. As of June 30, 2015, no indications of potential impairment to goodwill were identified.
Lease intangibles are amortized on a straight-line basis over the remaining term of the respective lease contracts assumed upon acquisition.
Acquisition of Investment Management Business
Goodwill of $665.1 million was recognized in connection with the acquisition of the investment management business through the Combination on April 2, 2015, and includes the fair value of the assembled workforce acquired. The goodwill amount recognized is not expected to be deductible for income tax purposes. This goodwill is assigned and reported under the investment management segment. As of June 30, 2015, no indications of potential impairment to goodwill were identified.
As a result of the acquisition of the investment management business, the Company recognized identifiable intangible assets which include the Colony trade name as well as contractual rights to earn future management fee income from in-place investment management contracts and customer relationships with institutional clients of private funds. The investment management contracts and customer relationships were valued using the income approach and represent the discounted incremental after tax cash flows or excess earnings that are attributable to these intangible assets over their remaining useful life. The discount rates applied were adjusted to reflect the relative risk of the respective fee income streams underlying each intangible asset. The value of the customer relationships also contemplated a retention rate based on the Company's historical rate of reinvestments by existing customers. The value of the trade name was calculated based upon the discounted savings of royalty fees and is derived by applying a hypothetical royalty rate against expected fee income.
Contractual rights from investment management contracts are amortized in accordance with their expected future cash flows over their estimated useful lives based on the remaining contractual period of the in-place investment management agreements acquired ranging between 3 to 5 years. Customer relationships with institutional clients of private funds are amortized on a straight-line basis over the estimated life of future funds to be sponsored by the Company ranging between 11 to

14 years. The trade name acquired is not currently subject to amortization as it is determined to have an indefinite useful life at time of acquisition.
The following table summarizes the amortization of finite-lived intangible assets and liabilities:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2015	2014	2015	2014
Above-market lease values	$(2,120)	$—	$(3,790)	$—
Below-market lease values	1,138	—	1,779	—
Decrease to rental income	$(982)	$—	$(2,011)	$—

Net below-market ground lease obligations
Increase to rent expense	$5	$—	$10	$—

In-place lease values	$7,035	$288	$12,163	$576
Deferred leasing costs	3,115	81	5,688	163
Investment management contracts	4,778	—	4,778	—
Customer relationships	836	—	836	—
Amortization expense	$15,764	$369	$23,465	$739
The table below presents the estimated annual amortization of finite-lived intangible assets and liabilities for each of the next five years and thereafter:

(In thousands)
Year Ending December 31,	Remaining 2015	2016	2017	2018	2019	2020 and after	Total
Intangible Assets
In-place lease values	$12,368	$19,238	$14,022	$10,582	$8,348	$42,320	$106,878
Above-market lease values	3,724	6,485	4,609	2,816	1,333	2,817	21,784
Below-market ground lease obligations	13	26	26	26	26	1,277	1,394
Deferred leasing costs	5,643	10,182	8,460	6,716	5,106	21,354	57,461
Investment management contracts	9,557	15,003	9,940	4,509	1,555	658	41,222
Customer relationships	1,671	3,343	3,343	3,343	3,343	30,921	45,964
Intangible Liabilities							—
Below-market lease values	$2,371	$4,358	$3,614	$2,695	$1,359	$3,403	$17,800
Above-market ground lease obligations	3	6	6	6	6	141	168

9. Other Assets and Liabilities
Other Assets
The following table summarizes the Company's other assets:

(In thousands)	June 30, 2015	December 31, 2014
Restricted cash (1)	$185,833	$76,945
Deferred financing costs, net (2)	49,055	51,103
Interest receivable	33,443	11,405
Other receivables, including straight-line rents	41,657	1,378
Derivative assets	34,821	26,479
Deferred tax asset	—	6,713
Prepaid expenses and other	16,608	7,721
Fixed assets, net	45,460	—
Total	$406,877	$181,744
__________

(1)
Restricted cash includes borrower escrow accounts, tenant security deposits and escrow accounts for interest, property taxes and capital expenditure reserves required under secured financing agreements.

(2)	Deferred financing costs are shown net of accumulated amortization of $14.7 million and $13.1 million as of June 30, 2015 and December 31, 2014, respectively.
Fixed assets, net consist of the following:

(In thousands)	June 30, 2015
Furniture, fixtures, equipment and software	$1,314
Aircraft	45,305
46,619
Less: Accumulated depreciation and amortization	(1,159)
Fixed assets, net (1)	$45,460
__________

(1)
The Company did not hold any fixed assets prior to and as of March 31, 2015. Fixed assets were acquired through the Combination. Depreciation and amortization expense included in the condensed consolidated statement of operations related to fixed assets was $1.2 million for the three months ended June 30, 2015.

Accrued and Other Liabilities
The following table summarizes the Company's accrued and other liabilities:

(In thousands)	June 30, 2015	December 31, 2014
Borrower and tenant reserves	$123,055	$74,237
Deferred income	27,867	8,750
Interest payable	15,123	10,990
Intangible liabilities	17,968	10,339
Derivative liabilities	6,989	6,718
Current and deferred tax liabilities	61,455	429
Accrued compensation and other payables	80,040	16,656
Total	$332,497	$128,119

10. Debt
Line of Credit
The Company has a credit facility (the “JPM Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent, and certain lenders. As of June 30, 2015, the JPM Credit Agreement provides a secured revolving credit facility in the maximum principal amount of $645 million. On July 8, 2015, the lenders agreed to increase the principal amount on the revolving credit facility to $800 million.
The maximum amount available to borrow under the JPM Credit Agreement at any time is limited by a borrowing base of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of net book value or a multiple of Core Earnings (as defined in the management agreement between the Company and the Manager). As of June 30, 2015, the borrowing base valuation was sufficient to permit borrowings of up to the entire $645 million commitment, of which $149.6 million remained available.
Advances under the amended and restated JPM Credit Agreement accrue interest at a per annum rate equal to the sum of one-month LIBOR plus 2.75%. At June 30, 2015, the Company had outstanding borrowings bearing weighted average interest at 2.94%. The Company also pays a commitment fee of 0.5% or 0.4% of the unused amount (0.4% at June 30, 2015), depending upon usage.
The maturity date of the JPM Credit Agreement is August 5, 2016, and any amounts outstanding upon maturity will convert automatically to a fully amortizing 2-year term loan payable in quarterly installments. In the event of such conversions, the term loan will continue to bear interest at the same rate as the revolving loans from which it was converted.
Some of the Company’s subsidiaries guaranty the obligations of the Company under the JPM Credit Agreement. As security for the advances under the JPM Credit Agreement, the Company and some of its affiliates pledged their equity interests in certain subsidiaries through which the Company directly or indirectly owns substantially all of its assets.
The JPM Credit Agreement contains various affirmative and negative covenants, including financial covenants that require the Company to maintain minimum tangible net worth and liquidity levels and financial ratios, as defined in the JPM Credit Agreement. At June 30, 2015, the Company was in compliance with all of these financial covenants.

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
Secured and Unsecured Debt
A number of financing arrangements at previously unconsolidated investment entities are now consolidated as a result of the Combination (Note 7). The following table summarizes certain information about the Company's secured and unsecured debt:

(Amounts in thousands)				Carrying Amount
Type	Collateral	Interest Rate (per annum)	Maturity Date	June 30, 2015	December 31, 2014
Secured Debt:
Secured financing (1)	Portfolio of first mortgage loans and subordinated loan	1-month LIBOR+3.75%	Apr-2016	$24,135	$—
Secured financing (1)	Portfolio of first mortgage loans and subordinated loan	1-month LIBOR+4.0%	Jun-2016	7,700	—
Secured financing (1)	Portfolio of first mortgage loans and subordinated loan	1-month LIBOR+3.75%	Apr-2016	20,413	—
Secured financing (2)	First mortgage loan secured by residential properties	4.28% fixed	Mar-2016	10,405	—
Secured financing (1)	Portfolio of first mortgage loans and subordinated loan	1-month LIBOR+3.75%	Aug-2016	14,673	—
Secured financing (1)	Portfolio of first mortgage loans and subordinated loan	1-month LIBOR+2.85%	Dec-2017	83,756	90,164
Secured financing (1)	Portfolio of first mortgage loans and subordinated loan	1-month LIBOR+3.25%	Sep-2016	6,701	—
Secured financing (3)	Participation interest in a first mortgage loan	17.5% fixed	Jul-2019	2,289	—
Secured financing (4)	Senior participation interest in a portfolio of first mortgage loan and subordinated loan	1-month LIBOR+2.85%	—	—	80,213
Repurchase facility (5)	Eligible first mortgage loans originated within the Transitional CRE Lending Platform	1 month LIBOR+2.25% to 2.5%	Feb-2016	118,355	85,520
Repurchase facility (6)	Eligible first mortgage loans originated within the Transitional CRE Lending Platform	1 month LIBOR+2.5% to 2.75%	Apr-2018	117,337	—
First mortgage loans (7)	Hotel properties	1-month LIBOR+3.5%	Dec-2015	97,794	—
First mortgage loans (8)	Office property in Phoenix	1-month LIBOR+2.65%	Jul-2018	13,500	—
First mortgage loans (9)	Office property in Minnesota	4.84% fixed	Jan-2024	88,000	88,000
First mortgage loans (10)	Office properties throughout Italy	4.02%	Nov-2018	79,630	—
First mortgage loans (11)	Two higher education campuses in Switzerland	2.72% fixed	Dec-2029	130,556	—
First mortgage loans (12)	Portfolio of light industrial real estate assets across the U.S.	1-month LIBOR+2.25%	Dec-2019	1,078,704	1,088,500
First mortgage loans (13)	Warehouse properties in Spain and shares of borrowing entities	3-month Euribor+2.80%	Jun-2022	26,479	—
Bond payable (14)	Office property in Norway and shares of borrowing entity	3.91% fixed	Jun-2025	203,680	—
				2,124,107	1,432,397
Commercial Mortgage-Backed Securitization ("CMBS") Debt:
CMBS 2014-FL1 (15)	Portfolio of first mortgage loans originated within the Transitional CRE Lending Platform	1-month LIBOR+1.78%	Apr-2031	126,228	126,204
CMBS 2014-FL2 (16)	Portfolio of first mortgage loans originated within the Transitional CRE Lending Platform	1-month LIBOR+1.96%	Nov-2031	203,734	197,655
CMBS MF 2014-1 (17)	Portfolio of first mortgage loans secured by multifamily properties	2.54% fixed	NA	171,289	213,409

(Amounts in thousands)				Carrying Amount
Type	Collateral	Interest Rate (per annum)	Maturity Date	June 30, 2015	December 31, 2014
				501,251	537,268
Unsecured Debt:
Unsecured note (18)	—	—	Dec-2017	—	10,000
Notes Payable:
Promissory note (19)	Corporate aircraft	5.02% fixed	Dec-2025	43,864	—
Total				$2,669,222	$1,979,665
__________

(1)
The non-recourse financing is secured by a loan portfolio and requires monthly interest payments and principal curtailment based upon the ratio of principal outstanding to collateral cost basis. The current principal curtailment requirement ranges from 65% to 80% of all excess cash flow from the underlying loan portfolios, after payment of certain loan servicing fees and monthly interest, but may increase or decrease in the future. Certain financing arrangements provide extension options.

(2)	The loan requires monthly interest and principal payments and a balloon repayment at maturity. An interest rate swap was used to fix the interest rate at 4.28%.

(3)	Participation interest in a secured land acquisition loan on pari passu terms.

(4)
In connection with the acquisition of a loan portfolio in March 2014, a lender provided concurrent non-recourse financing for $82.3 million, or 65% of the aggregate purchase price. The financing was paid off in April 2015.

(5)
The Company entered into a master repurchase agreement (“February 2014 Repurchase Facility”) with a commercial bank to partially finance loans within its Transitional Commercial Real Estate ("CRE") Lending Platform. The February 2014 Repurchase Facility provides up to $150 million of financing for eligible assets within the Transitional CRE Lending Platform and has an initial term of 2 years, plus a 1-year extension option.

(6)
The Company entered into a master repurchase agreement (“April 2015 Repurchase Facility”) with a commercial bank to partially finance loans within its Transitional CRE Lending Platform. The April 2015 Repurchase Facility provides up to $150 million of financing for eligible assets within the Transitional CRE Lending Platform and has an initial term of 3 years, plus a 1-year extension option.

(7)
The loan is secured by hotel properties and matures in December 2015 and bears interest at 1-month LIBOR plus 3.5%.  The loan requires monthly interest payments, plus a 0.25% special servicing fee until maturity, as well as a 0.50% workout fee of any prepayment resulting from sales of collateral.

(8)
The $20 million financing, of which $13.5 million was drawn, requires interest-only monthly payments until maturity with balloon payment at maturity. The note is subject to two one-year extensions. Principal and interest payments are required during the extension period.

(9)
The loan requires monthly interest payments until January 2016, then principal and interest payments based on a 30-year amortization schedule. The loan agreement requires rent receipts from the collateral property to be initially deposited into a lockbox account controlled by the lender. The excess of monthly rent receipts over monthly debt service is remitted to the Company.

(10)
Seller provided zero-interest financing on an acquired portfolio of properties with imputed interest of 4.02%, requiring principal payments of €15,750,000, €35,437,500 and €27,562,000 in November 2016, November 2017 and November 2018, respectively. A discount was established at inception and is being accreted to debt principal as interest expense.

(11)
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

(12)
In connection with the acquisition of the portfolio of light industrial real estate assets and operating platform in December 2014, the Company obtained a $1.13 billion mortgage loan, which was partially drawn at closing. This loan is secured by the acquired real estate portfolio, has an initial term of 2 years, plus three 1-year extension options, and bears interest at one-month LIBOR plus 2.25%. The interest rate will increase to one-month LIBOR plus 2.5% after the fourth anniversary date. The loan requires interest-only monthly payments, plus a 0.05% administration fee, until maturity, and principal payments upon sales of collateral properties.

(13)	Loan requires quarterly interest and principal payments of approximately $132,000 with a balloon payment at maturity.

(14)	The bond requires annual interest payments starting June 2016 and balloon payment at maturity.

(15)
In April 2014, an indirect Cayman subsidiary of the Company, Colony Mortgage Capital Series 2014-FL1, Ltd. (“FL1 Issuer”) securitized commercial mortgage loans originated within the Company’s Transitional CRE Lending Platform and issued several classes of secured notes and income notes (the "2014-FL1 Notes"). The most senior certificates were sold to third parties and accounted for as a secured financing. Although the notes have a contractual maturity date of April 2031, any principal repayments from the underlying collateral mortgage loans must be applied to repay the debt until the balance is paid in full. The underlying collateral mortgage loans have initial terms of 2 to 3 years.

(16)
In November 2014, an indirect Cayman subsidiary of the Company, Colony Mortgage Capital Series 2014-FL2 Ltd. (“FL2 Issuer”) securitized commercial mortgage loans originated within the Company’s Transitional CRE Lending Platform and issued several classes of secured notes and income notes (the "2014-FL2 Notes"). The most senior certificates were sold to third parties and accounted for as a secured financing. Although the notes have a contractual maturity date of November 2031, any principal repayments from the underlying collateral mortgage loans must be applied to repay the debt until the balance is paid in full. The underlying collateral mortgage loans have initial terms of 2 to 3 years.

(17)
In October 2014, the Company transferred loans previously acquired from third parties and secured by multifamily properties into a securitization trust, Colony Multifamily Mortgage Trust 2014-1, which issued several classes of certificates (collectively, "MF 2014-1 Certificates"). The most senior certificates were sold to third parties and accounted for as a secured financing. Although the certificates do not have a contractual maturity date, any principal repayments from the underlying collateral mortgage loans must be applied to repay the debt until the balance is paid in full. The underlying collateral mortgage loans have initial remaining terms of 1 to 24 years.

(18)
In connection with the acquisition of the portfolio of light industrial real estate assets and operating platform in December 2014, the Company issued an unsecured note in the amount of $10 million to Cobalt Capital Management, L.P. ("CCM"), an affiliate of Cobalt Capital Partners, L.P. and a service provider that continues to manage the light industrial portfolio and its day-to-day operations. The note was to mature on the third anniversary of the date of acquisition. In May 2015, the CCM exercised its rights pursuant to provisions under the note and contributed the note to OP in exchange for OP Units (Note 15).

(19)
Concurrent with the Combination, the Company assumed two promissory notes secured by the corporate aircraft bearing interest at a fixed weighted-average rate of 5.02%. The promissory notes are payable in monthly installments with a balloon payment of the remaining balance at maturity.

The financing agreements require minimum scheduled principal payments or payments that depend upon the net cash flows from the collateral assets and the ratio of principal outstanding to collateral. The following table summarizes such future minimum principal payments and estimated principal payments based upon reasonable expectations of cash flows from the underlying collateral assets as of June 30, 2015:

Year Ending December 31,	(In thousands)
Remaining 2015	$337,619
2016	256,463	(1)
2017	303,738	(1)
2018	185,075	(1)
2019	1,188,274
2020 and after	406,207
Total	$2,677,376
__________

(1)	Amounts include a combined $8.2 million of discount on seller-provided zero-interest financing being accreted to debt principal.
Convertible Senior Notes
Convertible Senior Notes issued by the Company and outstanding as of balance sheet dates are as follows:

				Conversion Price (per share of common stock)		June 30, 2015		December 31, 2014
Description	Issuance Date	Due Date	Interest Rate		Redemption Date	Outstanding Principal (in thousands)	Carrying Amount (in thousands)	Outstanding Principal (in thousands)	Carrying Amount (in thousands)
5% Convertible Senior Notes	April 2013	April 15, 2023	5.00% fixed	$23.60	On or after April 22, 2020	$200,000	$200,000	$200,000	$200,000
3.875% Convertible Senior Notes	January and June 2014	January 15, 2021	3.875% fixed	24.82	On or after January 22, 2019	402,500	404,349	402,500	404,498
						$602,500	$604,349	$602,500	$604,498
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

11. Derivatives and Hedging
The Company uses derivative instruments to manage the risk of changes in interest rates and foreign exchange rates, arising from both its business operations and economic conditions. Specifically, the Company enters into derivative instruments to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and cash payments, the values of which are driven by interest rates, principally relating to the Company’s investments and borrowings.

Additionally, the Company’s foreign operations expose the Company to fluctuations in foreign interest rates and exchange rates. The Company enters into derivative instruments to protect the value or fix certain of these foreign denominated amounts in terms of its functional currency, the U.S. dollar. Derivative instruments used in the Company’s risk management activities may be designated as qualifying hedge accounting relationships (“designated hedges”) or otherwise used for economic hedging purposes (“non-designated hedges”). The Company does not use derivative instruments for speculative or trading purposes.
Gross fair value of derivative assets and derivative liabilities included in the condensed consolidated balance sheets are as follows:

	June 30, 2015			December 31, 2014
(In thousands)	Designated Hedges	Non-Designated Hedges	Total	Designated Hedges	Non-Designated Hedges	Total
Derivative Assets
Foreign exchange contracts	$33,783	$490	$34,273	$25,820	$—	$25,820
Interest rate contracts	55	493	548	402	257	659
Included in other assets	$33,838	$983	$34,821	$26,222	$257	$26,479
Derivative Liabilities
Foreign exchange contracts	$6,778	$195	$6,973	$6,718	$—	$6,718
Interest rate contracts	16	—	16	—	—	—
Included in accrued and other liabilities	$6,794	$195	$6,989	$6,718	$—	$6,718
Certain counterparties to the derivative instruments require the Company to deposit cash or other eligible collateral for derivative financial liabilities exceeding $100,000. As of June 30, 2015, the Company had no amounts on deposit related to these agreements.
Designated Hedges
Changes in fair value of derivatives designated as accounting hedges are recorded in accumulated other comprehensive income (“AOCI”) and reclassified into the line item in the income statement in which the hedged item is recorded in the same period the hedged item affects earnings. Hedge ineffectiveness as well as gains and losses on any non-designated portion of a derivative instrument are recorded in earnings in other gain (loss), net.
Net Investment Hedges
The Company’s foreign denominated net investments in joint ventures, loans receivable and real estate totaled approximately €368.2 million, £135.9 million, CHF54.4 million and NOK924.5 million, or a total of $799.6 million, as of June 30, 2015 and €315.9 million and £128.0 million, or a total of $581.7 million, as of December 31, 2014.
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

The following table summarizes the aggregate notional amount of the foreign exchange contracts in place along with various key terms as of June 30, 2015:

Hedged Currency	Instrument Type	Notional Amount (in thousands)		FX Rates ($ per unit of foreign currency)	Range of Expiration Dates
EUR	Collar		€228,825	Min $1.09 / Max $1.57	July 2015 to May 2020
GBP	Collar		£71,685	Min $1.45 / Max $1.82	September 2017 to December 2019
EUR	Forward		€87,977	Range between $1.10 to $1.40	September 2015 to July 2018
GBP	Forward		£39,680	Range between $1.49 to $1.57	September 2015 to November 2015
CHF	Forward	CHF	53,184	Range between $1.47 to $1.50	January 2030
NOK	Forward	NOK	923,000	Range between $0.129 to $0.131	August 2015
Cash Flow Hedges
The Company uses various interest rate derivatives designated as cash flows hedges to limit the exposure of increases in interest rates on various LIBOR-indexed debts. As of June 30, 2015 and 2014, the Company held the following interest rate derivatives:

Instrument Type	Notional Amount (in thousands)	Index	Strike	Expiration
Interest rate caps	$1,084,575	1-Month LIBOR	2.50% to 3.00%	July 2015 to December 2016
Interest rate swap	10,405	1-Month LIBOR	4.28%	March 2016
No gains or loss was recognized in earnings related to these cash flow hedges for the three and six months ended June 30, 2015 and 2014.
For the three and six months ended June 30, 2015, $0.5 million and $0.3 million, respectively, of unrealized loss for ineffectiveness related to net investment hedges was recorded in earnings. There was no hedge ineffectiveness for the three and six months ended June 30, 2014.
Non-Designated Hedges
Non-designated hedges are derivatives that do not meet the criteria for hedge accounting or for which the Company did not elect to designate as accounting hedges. Changes in the fair value of derivatives not designated as hedges are recorded in other gain or loss in the condensed consolidated statements of operations.
Interest Rate Derivatives
The Company entered into an interest rate cap in connection with the $1.1 billion first mortgage debt obtained from a financial institution to finance its acquisition of a light industrial portfolio in December 2014. A portion of this cap in the notional amount of $182.8 million with a 3.0% strike on one-month LIBOR and expiring in December 2016 was not designated as an accounting hedge.
The Company entered into interest rate caps in connection with a first mortgage debt in June 2015, with aggregate notional amount of €23.8 million, a 1.50% strike on 3-Month Euro Interbank Offered Rate ("Euribor") and expiration in June 2022.
For the three months and six months ended June 30, 2015, net fair value loss associated with non-designated hedges of $0.3 million and $0.4 million, respectively, were included in other gain (loss), net in the condensed consolidated statements of operations. For the three and six months ended June 30, 2014, a mark-to-market gain of $11,000 and $14,000, respectively, were included in other gain, net in the condensed consolidated statements of operations
Concurrently with the acquisition of beneficial interests in debt securities in June 2011, the Company’s strategic partner entered into an interest rate swap agreement with the borrower which, in conjunction with a special contribution/distribution arrangement with the joint venture, resulted in a net current yield to the joint venture of the Securities Industry and Financial Markets Association (“SIFMA”) Municipal Swap Index plus 3.25% per annum (3.31% at June 30, 2014). The Company determined that the special contribution/distribution arrangement was an embedded derivative that meets the criteria for bifurcation and recorded a derivative liability of $4.1 million at acquisition. The bifurcated derivative did not qualify as a hedging instrument, so changes in the estimated fair value of the derivative were recognized in income. On July 18, 2014, the bonds were repaid at par, the joint venture was dissolved and the embedded derivative liability was settled for the accrued amount of $140,000 at June 30, 2014. For the three months ended June 30, 2014, a gain of $2.4 million was recognized to reflect the settlement at this lower amount, which was partially offset by the loss of $2.2 million on the settlement of the bonds. For the six months ended June 30, 2014, $2.3 million was included in other gain, net in the condensed statements of operations.

Foreign Exchange Derivatives
As of June 30, 2015, portions of the foreign exchange contracts previously designated as accounting hedges of net investments were de-designated due to the excess of the original notional amount over the hedged net investments. Changes in the fair value of the de-designated derivatives are recorded in other gain, net in the condensed statements of operations.
The following table represents the aggregate notional amount of the de-designated foreign exchange contracts:

Hedged Currency	Instrument Type	Notional Amount (in thousands)		FX Rates ($ per unit of foreign currency)	Range of Expiration Dates
GBP	Collar		£3,315	$1.50	September 2019
EUR	Forward		€3,523	Range between $1.15 and $1.27	December 2016
GBP	Forward		£370	$1.51	November 2015
CHF	Forward	CHF	2,361	$1.47	January 2030

12. Balance Sheet Offsetting
The Company enters into agreements subject to enforceable master netting arrangements with its derivative counterparties that allow the Company to offset the settlement of derivative assets and liabilities in the same currency by derivative instrument type or, in the event of default by the counterparty, to offset all derivative assets and liabilities with the same counterparty. The Company presents derivative assets and liabilities with the same counterparty on a gross basis on the condensed consolidated balance sheets. The table below sets forth derivative positions where the Company has a right of set off under netting arrangements with the same counterparty.

		Gross Amounts Not Offset on Consolidated Balance Sheets
(In thousands)	Gross Amounts of Assets (Liabilities) Included on Consolidated Balance Sheets	Derivative (Assets) Liabilities	Cash Collateral Received (Pledged)	Net Amounts of Assets (Liabilities)
June 30, 2015
Derivative Assets
Foreign exchange forwards	$12,759	$(5,866)	$—	$6,893
Foreign exchange collars	21,514	(1,107)	—	20,407
Interest rate caps	548	—	—	548
	$34,821	$(6,973)	$—	$27,848
Derivative Liabilities
Foreign exchange forwards	$(5,877)	$5,877	$—	$—
Foreign exchange collars	(1,096)	1,096	—	—
Interest rate swap	(16)	—	—	(16)
	$(6,989)	$6,973	$—	$(16)
December 31, 2014
Derivative Assets
Foreign exchange forwards	$10,667	$—	$—	$10,667
Foreign exchange collars	15,153	(6,718)	—	8,435
Interest rate caps	480	—	—	480
Interest rate swap	179	—	—	179
	$26,479	$(6,718)	$—	$19,761
Derivative Liabilities
Foreign exchange collars	$(6,718)	$6,718	$—	$—
	$(6,718)	$6,718	$—	$—

13. Fair Value Measurements
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

Recurring Fair Values
As of June 30, 2015 and December 31, 2014, derivative assets and derivative liabilities are carried at fair value on a recurring basis and classified under Level 2 fair value hierarchy, as presented in Note 11, Derivatives and Hedging. These interest rate contracts and foreign exchange contracts are traded over-the-counter and valued based on observable inputs such as contractual cash flows, yield curve, foreign currency rates and credit spreads, taking into consideration any credit valuation adjustments, as applicable. Although credit valuation adjustments, such as the risk of default, rely on Level 3 inputs, the Company has determined that these inputs are not significant to the overall valuation of its derivatives. As a result, derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Contingent consideration payable in connection with the Combination, included in due to affiliates, is remeasured at fair value each reporting period and classified under the Level 3 fair value hierarchy. At date of acquisition on April 2, 2015, the contingent consideration had an estimated fair value of $69.5 million. The fair value was measured using a discounted payout analysis that was based on probability-weighted average estimates of achieving prescribed multi-year performance targets. These targets include a contractually defined funds from operations per share metric and capital raising in the funds management business. Discount rates applied to probability-weighted payouts for each performance target scenario analogize to the Company's payment risk and approximate the Company's pre-tax cost of debt, ranging between 6.6% and 6.9% per annum. At June 30, 2015, the fair value of the contingent consideration was $70.6 million. The $1.1 million increase in fair value reflects the accretion between April 2, 2015 and June 30, 2015 of the discount applied to estimate fair value, and was recognized as a loss in other gain, net on the condensed consolidated statements of operations. There was otherwise no change in the range of outcomes and assumptions used to estimate the fair value of the contingent consideration.
Nonrecurring Fair Values
The Company holds certain assets carried at fair value on a nonrecurring basis, which comprise loans held for sale and real estate held for sale carried at the lower of fair value and carrying value less estimated selling costs. There were no assets at June 30, 2015 and December 31, 2014 that were written down and carried at nonrecurring fair values. An impairment of approximately $0.5 million was recognized in impairment of real estate assets on the condensed consolidated statements of operations for the six months ended June 30, 2015 in connection with real estate assets classified as held for sale and written down to fair value less costs to sell in March 2015.
Fair Value Disclosure of Financial Instruments Reported at Cost
Carrying amounts and estimated fair values of financial instruments reported at amortized cost are presented below:

	Fair Value Measurements				Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total
June 30, 2015
Assets
Investments in unconsolidated joint ventures	$—	$—	$1,510,101	$1,510,101	$1,126,873
Loans held for investment	—	—	4,100,248	4,100,248	4,045,627
Liabilities
Line of credit	—	495,400	—	495,400	495,400
Secured and unsecured debt	—	—	2,131,761	2,131,761	2,124,107
CMBS debt	—	500,625	—	500,625	501,251
Notes payable	—	—	43,864	43,864	43,864
Convertible senior notes	620,692	—	—	620,692	604,349
December 31, 2014
Assets
Investments in unconsolidated joint ventures	$—	$—	$1,963,965	$1,963,965	$1,646,977
Loans held for investment	—	—	2,163,500	2,163,500	2,131,134
Liabilities
Line of credit	—	164,000	—	164,000	164,000
Secured and unsecured debt	—	—	1,442,397	1,442,397	1,442,397
CMBS debt	—	536,927	—	536,927	537,268
Convertible senior notes	617,763	—	—	617,763	604,498
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
Fair value of the line of credit approximated carrying value as its prevailing interest rate and applicable terms were recently renegotiated and agreed upon with the Company's lender in December 2014. Fair values of the secured and unsecured financing were estimated by discounting expected future cash outlays at current interest rates available for similar instruments. Fair value of CMBS debt was determined using the last trade price of similar instruments in active markets, and for recent securitizations, fair value approximates carrying value. Fair value of notes payable approximated carrying values based on market rate for debt with similar underlying collateral. Fair value of convertible senior notes was determined using the last trade price in active markets.
The carrying values of cash, interest receivable, due from affiliates and accrued and other liabilities approximate fair values due to their short term nature.

14. Stockholders’ Equity
Preferred Stock
The table below summarizes the preferred stock outstanding as of June 30, 2015:

Description	Dividend Rate Per Annum	Initial Issuance Date	Shares Outstanding (in thousands)	Par Value (in thousands)	Liquidation Preference (in thousands)	Redemption Period
Series A 8.5% Cumulative Redeemable Perpetual	8.5%	March 2012	10,080	$101	$252,000	On or after March 27, 2017
Series B 7.5% Cumulative Redeemable Perpetual	7.5%	June 2014	3,450	34	86,250	On or after June 19, 2019
Series C 7.125% Cumulative Redeemable Perpetual	7.125%	April 2015	11,500	115	287,500	On or after April 13, 2020
			25,030	$250	$625,750
In April 2015, the Company issued 11.5 million shares of its 7.125% Series C Cumulative Redeemable Perpetual Preferred Stock through an underwritten public offering and received proceeds of approximately $278 million, net of underwriting discounts, commissions and offering costs payable by the Company.
Each series of the Company's preferred stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option. The redemption period for each series of preferred stock is subject to the Company’s right under limited circumstances to redeem the preferred stock earlier in order to preserve its qualification as a REIT or upon the occurrence of a change of control (as defined in the articles supplementary relating to each series of preferred stock). All series of preferred stock are at parity with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up, and all preferred stock are senior to the Company’s common stock. Dividends of each series of preferred stock are payable quarterly in arrears in January, April, July and October.
Each series of preferred stock generally does not have any voting rights, except if the Company fails to pay the preferred dividends for six or more quarterly periods (whether or not consecutive). Under such circumstances, the preferred stock will be entitled to vote, together as a class with any other series of parity stock upon which like voting rights have been conferred and are exercisable, to elect two additional directors to the Company’s board of directors, until all unpaid dividends have been paid or declared and set aside for payment. In addition, certain changes to the terms of any series of preferred stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares voting separately as a class for each series of preferred stock.
Common Stock
At the closing of the Combination on April 2, 2015, all outstanding common stock at that time was reclassified on a one-for-one basis to Class A common stock, with equivalent terms, and a new class of common stock, Class B, was created. As discussed in Note 3, 1.43 million shares of Class A Common Stock and 563,987 shares of Class B Common Stock were issued as part of the upfront consideration for the Combination.
Except with respect to voting rights, Class A and Class B common stock have the same rights and privileges and rank equally, share ratably in dividends and distributions, and are identical in all respects as to all matters. Class B common stock may only be issued in conjunction with the issuance of OP Units, which are membership interests in the Operating Company, in a ratio of no more than one share of Class B common stock for every thirty-five and one-half OP Units. Class A common stock has one vote per share and Class B common stock has thirty-six and one-half votes per share. This gives the holders of Class B common stock a right to vote that reflects the aggregate outstanding non-voting economic interest in the Company attributable to Class B common stock holders and therefore, does not provide any disproportionate voting rights. Each share of Class B common stock shall convert automatically into one share of Class A common stock if the Executive Chairman or his beneficiaries directly or indirectly transfer beneficial ownership of Class B common stock or OP Units held by them, other than to certain qualified transferees, which generally includes affiliates and employees. In addition, each holder of Class B common stock has the right, at the holder’s option, to convert all or a portion of such holder’s Class B common stock into an equal number of shares of Class A common stock.
At-The-Market Stock Offering Program ("ATM Program")
In May 2015, the Company entered into separate “at-the-market” equity distribution agreements with certain sales agents to offer and sell, from time to time, shares of its common stock having an aggregate offering price of up to $300 million. Sales of the shares may be made in negotiated transactions and/or transactions that are deemed to be "at the market" offerings, including sales made by means of ordinary brokers' transactions, including directly on the New York Stock Exchang (“NYSE”), or sales made to or through a market maker other than on an exchange. The Company pays each sales agent a commission not to exceed 2% of the gross sales proceeds for any common stock sold through such agent.
Dividend Reinvestment and Direct Stock Purchase Plan
The Company’s Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”) provides existing common stockholders and other investors the opportunity to purchase shares (or additional shares, as applicable) of the Company’s Class A common stock by reinvesting some or all of the cash dividends received on their shares of the Company’s Class A common stock or making optional cash purchases within specified parameters. The DRIP Plan involves acquisition of Class A common stock either in the open market, directly from the Company as newly issued common stock, or in privately negotiated transactions with third parties. For the six months ended June 30, 2015, there were no shares of Class A common stock acquired under the DRIP Plan.
Accumulated Other Comprehensive Income (Loss)
The following tables present the changes in each component of accumulated other comprehensive income (loss) attributable to the stockholders, net of immaterial tax effect:

(In thousands)	Equity in AOCI of Unconsolidated Joint Ventures	Unrealized Gain/Loss on Beneficial Interests in Debt Securities	Unrealized Gain/Loss on Fair Value of Cash Flow Hedge	Foreign Currency Translation Gain/Loss	Unrealized Gain/Loss on Fair Value of Net Investment Hedges	Total
Balance at December 31, 2013	$3,621	$325	$(19)	$1,849	$(3,183)	$2,593
Other comprehensive income (loss) before reclassifications	244	(2,488)	(6)	6,129	(4,562)	(683)
Amounts reclassified from accumulated other comprehensive income	(3,865)	2,163	—	(1)	—	(1,703)
Net other comprehensive (loss) income	(3,621)	(325)	(6)	6,128	(4,562)	(2,386)
Balance at June 30, 2014	$—	$—	$(25)	$7,977	$(7,745)	$207

Balance at December 31, 2014	$451	$—	$(101)	$(52,643)	$23,802	$(28,491)
Other comprehensive income (loss) before reclassifications	(612)	—	(205)	(26,109)	15,179	(11,747)
Amounts reclassified from accumulated other comprehensive income	161	—	—	45,407	(32,766)	12,802
Net other comprehensive (loss) income	(451)	—	(205)	19,298	(17,587)	1,055
Balance at June 30, 2015	$—	$—	$(306)	$(33,345)	$6,215	$(27,436)

Information about amounts reclassified out of accumulated other comprehensive income attributable to stockholders by component is presented below:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Condensed Consolidated Statements of Operations
Component of AOCI with reclassification into earnings	2015	2014	2015	2014
Equity in realized gain on sale of marketable securities of unconsolidated joint ventures	$—	$—	$(161)	$3,865	Equity in income of unconsolidated joint ventures
Settlement loss on beneficial interests in debt securities	—	(2,163)	—	(2,163)	Other gain (loss), net
Realized foreign exchange gain (loss)	(12,856)	—	(12,641)	1	Other gain (loss), net
Ineffectiveness on net investment hedges	—	—	—	—	Other gain (loss), net
Changes in accumulated other comprehensive income attributable to noncontrolling interests for the six months ended June 30, 2015 is presented below. Such amounts for the corresponding period in 2014 were inconsequential.

(In thousands)	Unrealized Gain/Loss on Fair Value of Cash Flow Hedge	Foreign Currency Translation Gain/Loss	Unrealized Gain/Loss on Fair Value of Net Investment Hedges	Total
Balance at December 31, 2014	$(52)	$(3,616)	$(1)	$(3,669)
Other comprehensive income (loss) before reclassifications	(139)	22,677	(2,978)	19,560
Amounts reclassified from accumulated other comprehensive income	—	8,658	(6,207)	2,451
Net other comprehensive (loss) income	(139)	31,335	(9,185)	22,011
Balance at June 30, 2015	$(191)	$27,719	$(9,186)	$18,342

15. Noncontrolling Interests
Noncontrolling Interests in Investment Entities
This represents interests in consolidated real estate investment entities held primarily by private investment funds or other investment vehicles managed by the Company ("Co-Investment Funds"), which prior to the Combination, were managed by CCLLC or its affiliates, and to a lesser extent, held by unaffiliated third parties. Allocation of net income or loss is based on contractual arrangements that govern sharing of economic returns from the investment entities, absence of which, allocation of net income or loss is made in accordance with relative ownership interests held by equity owners in each investment entity.
Noncontrolling Interests in Operating Company
This represents membership interests in OP held by affiliates and senior executives. A majority of the OP Units held by noncontrolling interests were issued as part of the consideration for the Combination. Noncontrolling interests in OP are attributed a share of net income or loss in OP based on their weighted average ownership interest in OP during the period. At the end of each period, noncontrolling interests in OP is adjusted to reflect their ownership percentage in OP at the end of the period, through a reallocation between controlling and noncontrolling interests in OP, as applicable.
Noncontrolling interests in OP, subject to lock-up agreements, have the right to require OP to redeem part or all of such member’s OP Units. OP can redeem the noncontrolling interests either through issuance of the Company's Class A common stock on a one-for-one basis, in the form of registered or unregistered shares, or make a cash payment based on the market value of an equivalent number of shares of the Company’s common stock at the time of redemption.
In June 2015, OP issued an additional 412,865 common OP Units to an affiliate, CCM. As discussed in Note 10, the Company issued a $10 million unsecured note to CCM in connection with the acquisition of a portfolio of light industrial real estate assets and operating platform in December 2014. In May 2015, CCM exercised its rights under the note and contributed the note to OP in exchange for OP Units.

16. Earnings per Share
The following table provides the basic and diluted earnings per common share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2015	2014	2015	2014
Net income allocated to common stockholders
Net income	$103,084	$51,002	$119,299	$80,852
Net income attributable to noncontrolling interests:
Investment entities	(34,630)	(13,353)	(40,316)	(21,473)
Operating Company	(9,138)	—	(9,138)	—
Net income attributable to Colony Capital, Inc.	59,316	37,649	69,845	59,379
Preferred dividends	(11,410)	(5,571)	(18,382)	(10,926)
Net income attributable to common stockholders	47,906	32,078	51,463	48,453
Net income allocated to participating securities (nonvested shares)	(350)	(247)	(609)	(487)
Net income allocated to common stockholders—basic	47,556	31,831	50,854	47,966
Interest expense attributable to convertible senior notes (1)	6,925	5,347	—	—
Net income allocated to common stockholders—diluted	$54,481	$37,178	$50,854	$47,966
Weighted average common shares outstanding
Weighted average number of common shares outstanding—basic	111,394	91,673	110,410	86,342
Weighted average effect of dilutive shares (1)	25,040	18,757	—	10
Weighted average number of common shares outstanding—diluted	136,434	110,430	110,410	86,352
Earnings per share
Basic	$0.43	$0.35	$0.46	$0.56
Diluted	$0.40	$0.34	$0.46	$0.56
__________

(1)
OP units, subject to lock-up agreements, may be redeemed for registered or unregistered Class A common shares on a one-for-one basis. At June 30, 2015, there were 21,749,000 OP units outstanding that may be redeemed into 21,749,000 Class A common shares. These OP units would not be dilutive and were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2015.

For the six months ended June 30, 2015, excluded from the calculation of diluted net income per share is the effect of adding back $13.9 million of interest expense and 25,073,400 weighted average dilutive common share equivalents for the assumed conversion of the Convertible Notes, as their inclusion would be antidilutive.
For the six months ended June 30, 2014, excluded from the calculation of diluted net income per share is the effect of adding back $9.7 million of interest expense and 16,809,600 weighted average dilutive common share equivalents for the assumed conversion of the Convertible Notes, as their inclusion would be antidilutive.
17. Related Party Transactions
Affiliates include funds and other investment vehicles managed by the Company, directors, senior executives, and employees, and prior to the Combination, the Manager and its affiliates.
Amounts due from and due to affiliates, as presented on the condensed consolidated balance sheets, consist of the following:

(In thousands)	June 30, 2015	December 31, 2014
Due from Affiliates
Management fee receivable	$11,833	$—
Due from funds and unconsolidated joint ventures	3,946	—
Other	3,032	—
	$18,811	$—
Due to Affiliates
Contingent consideration	$70,640	$—
Amounts due to the Manager or its affiliates:
Base management fee expense	—	9,173
Secondment reimbursement	—	1,393
Reimbursement of direct and allocated administrative and investment costs	—	1,670
	$70,640	$12,236

Prior to the Combination, the Company was externally managed by an affiliate. Amounts payable to the Manager under this arrangement included:

▪	Base management fee of 1.5% per annum of stockholders' equity, as defined;

▪	Incentive fee each quarter, measured based on a core earning metric, as defined in the management agreement, payable in shares of the Company's common stock;

▪	Reimbursement of certain expenditures incurred by the Manager, including allocation of overhead costs; and

▪	Cost of employment for the Company's chief financial officer pursuant to a secondment agreement with an affiliate of the Manager.
Amounts incurred and payable to the Manager or its affiliates for periods prior to the Combination were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Base management fee expense	$101	$7,563	$9,165	$14,205
Incentive fees	—	464	—	464
Compensation pursuant to secondment agreement	—	340	450	664
Direct and allocated investment-related expenses	—	603	366	1,349
Direct and allocated administrative expenses	—	743	1,922	1,410
	$101	$9,713	$11,903	$18,092
Subsequent to the Combination which closed on April 2, 2015, the Company is internally managed and incurs all costs directly. Additionally, the management and investment personnel of the Manager became employees of the Company. Transactions with affiliates post-Combination include the following:
Base and Asset Management Fees—Pursuant to management and advisory agreements, the Company earns base and asset management fee income from managing Colony-sponsored funds and their respective investments. Base and asset management fees from affiliates, included in fee income, totaled $21.6 million for the three months ended June 30, 2015.
Other Income—The Company received cost reimbursement for administrative services provided to affiliates, including property management services on behalf of the Company's real estate investment entities, of approximately $1.3 million for the three months ended June 30, 2015, included in other income.
Due from Funds—The Company pays certain expenses on behalf of Colony-sponsored funds in the normal course of business, for which it is reimbursed.
Advances—Certain employees are permitted to participate in co-investment vehicles which generally invest in Colony-sponsored funds alongside third party investors. Additionally, the Company grants loans to certain employees in the form of promissory notes bearing interest rates of up to 7% per annum with varying terms and repayment conditions. At June 30, 2015, such outstanding advances were immaterial.
Corporate Aircraft—The Company's corporate aircraft may occasionally be used for business purposes by affiliated entities or for personal use by certain senior executives of the Company. Affiliated entities and senior executives reimburse the Company for their usage based on the incremental cost to the Company of making the aircraft available for such use, and includes direct and indirect variable cost of operating the flights. Reimbursements for the three months ended June 30, 2015 amounted to $0.1 million, included in other income.
Contingent Consideration Liability—The contingent consideration in connection with the Combination, as described in Note 3, is payable to certain senior executives of the Company, if prescribed performance targets are met.

18. Share-Based Compensation
Director Stock Plan
The Company’s 2009 Non-Executive Director Stock Plan (the “Director Stock Plan”) provides for the grant of restricted stock, restricted stock units and other stock-based awards to its non-executive directors. The maximum number of shares of stock reserved under the Director Stock Plan is 100,000. The individual share awards generally vest one year from the date of grant.

Equity Incentive Plan
On May 8, 2014, the Company’s stockholders approved the Colony Capital, Inc. 2014 Equity Incentive Plan (as amended and restated, the “Equity Incentive Plan”), which constitutes an amendment and restatement of the Company’s 2011 Equity Incentive Plan (the “2011 Plan”). The Equity Incentive Plan provides for the grant of options to purchase shares Class A of common stock, share awards (including restricted stock and stock units), stock appreciation rights, performance awards and annual incentive awards, dividend equivalent rights, long-term incentive units, cash and other equity-based awards. Certain named executive officers of the Company, along with other eligible employees, directors as well as service providers are eligible to receive awards under the Equity Incentive Plan. The Company has reserved a total of 2,500,000 additional shares of Class A common stock for issuance pursuant to the Equity Incentive Plan, in addition to (i) the number of shares of Class A common stock available for issuance under the 2011 Plan as of May 8, 2014 and (ii) the number of shares of Class A common stock subject to outstanding awards under the 2011 Plan that terminate by expiration, forfeiture, cancellation or otherwise without the issuance of such shares of Class A common stock. The Equity Incentive Plan will expire in 2024 unless earlier terminated by the Company. The share awards granted under the Equity Incentive Plan generally vest 25% upfront and the remainder over a 3-year period from the date of grant.
Prior to the Combination, stock grants made to the Manager and its employees were considered non-employee awards and were remeasured at fair value at each period end until the awards fully vested, with such costs forming part of management fee expense. Following the Combination in which the management and investment personnel of the Manager became employed by the Company, these stock grants are treated as equity classified employee awards. The outstanding awards as of the date of closing of the Combination were remeasured at fair value based on the closing price of the Company's Class A common stock on that date and compensation cost recognized on a straight-line basis over the remaining vesting period of the awards, presented within compensation expense. There were no changes to the existing service requirement or any other terms of the awards, nor new conditions attached to the awards in connection with the Combination.
Stock grants made to non-executive directors of the Company continue to be classified as employee awards and such costs are included in compensation expense subsequent to the Combination, previously in administrative expense.
Share-based compensation expense recognized in the condensed consolidated statements of operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Stock grants to the Manager and employees (1)	$2,407	$1,945	$8,305	$6,050
Stock grants to non-executive directors	342	66	430	121
	$2,749	$2,011	$8,735	$6,171
_________
(1)    All outstanding stock grants made to the Manager prior to the Combination became employee awards effective April 2, 2015.
Changes in the Company’s nonvested share awards is summarized below:

	Restricted Stock Grants
	Non-Executive Directors	Manager and Employees (1)	Total	Weighted Average Grant Date Fair Value
Nonvested shares at December 31, 2014	15,234	674,204	689,438	$19.54
Granted	23,226	618,081	641,307	24.42
Vested	(20,548)	(484,947)	(505,495)	20.71
Forfeited	—	(5,547)	(5,547)	26.06
Nonvested shares at June 30, 2015	17,912	801,791	819,703	22.60
Weighted average grant-date fair value for shares granted during the period	$25.24	$24.39
Fair value of shares vested were $0.2 million for three months ended June 30, 2015, and $12.3 million and $6.9 million for the six months ended June 30, 2015 and 2014, respectively. There were no shares vested for the three months ended June 30, 2014. Fair value of shares vested was determined based on the closing price of the Company's Class A common stock on respective vesting dates for non-employee awards and on the date of closing of the Combination for employee awards.
As of June 30, 2015, aggregate unrecognized compensation cost related to nonvested restricted stock grants was approximately $16.3 million and is expected to be fully recognized over a weighted-average period of 25 months.

19. Income Taxes
The Company has elected to treat certain of its corporate subsidiaries as taxable REIT subsidiaries (each a “TRS”), which may hold assets that the REIT cannot (or does not intend to) hold directly, or to engage in certain real estate or non-real estate related business activities. The investment management business that was acquired in the Combination is generally conducted directly through a TRS. Each TRS entity is treated as a regular corporation for income tax purposes and may be subject to federal, state, local and foreign taxes on its income and/or property.
Components of the Company’s income tax expense is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Current
Federal	$305	$306	$573	$653
State	201	95	411	197
Foreign	483	—	483	—
Total current tax expense	989	401	1,467	850
Deferred
Federal	(600)	(296)	(486)	(472)
State	(40)	(104)	18	(132)
Total deferred tax benefit	(640)	(400)	(468)	(604)
Total income tax expense	$349	$1	$999	$246
Deferred tax assets and liabilities arise from temporary differences in recognition for GAAP and income tax purposes, the carrying values of intangible assets and income from investments conducted through TRSs, primarily due to timing of discount amortization on purchased loans, accelerated depreciation methods used for income tax purposes and accelerated impairment or remeasurement gain recognized under GAAP. On April 2, 2015, deferred tax liabilities of $43.7 million and $3.5 million, respectively, were recognized for the tax effect on the carrying values of identifiable intangible assets arising from the Combination and on the remeasurement gain recognized upon consolidation of investment entities previously accounted for under the equity method. The Company also recorded a $24.0 million deferred tax liability related to tax basis difference on a sale-leaseback transaction during the second quarter of 2015. At June 30, 2015, the Company had a net deferred tax liability of $60.7 million, included in accrued and other liabilities. At December 31, 2014, the Company had a net deferred tax asset of $6.5 million, included in other assets.
20. Commitments and Contingencies
Investment Commitments
Investments in Unconsolidated Joint Ventures—Pursuant to the operating agreements of certain unconsolidated joint ventures, the joint venture partners may be required to fund additional amounts for future investments, unfunded lending commitments, ordinary operating costs, guaranties or commitments of the joint ventures. As of June 30, 2015, the Company’s share of those commitments was $88.7 million.
Consolidated Real Estate Debt Investments—The Company may be required to fund additional amounts to borrowers pursuant to certain loan agreements. As of June 30, 2015, combined unfunded lending commitments totaled $500.2 million, of which the Company's share, net of noncontrolling interests, was $288.7 million.
Consolidated Real Estate Equity Investments—As of June 30, 2015, the Company, through a wholly-owned consolidated investment entity, has a $34.0 million commitment to acquire an operating property.
In connection with the Company's acquisition of a light industrial portfolio and operating platform in December 2014, the Company, together with 38% third-party limited partners, may be required to fund additional amounts for future real estate acquisitions and operating costs through ColFin Industrial Partnership, as directed by the general partner of this entity, which is a controlled affiliate of the Company. As of June 30, 2015, such unfunded commitment was $231.6 million, representing $144.4 million for the Company and $87.2 million for the limited partners.
Lease Commitments
Ground Leases—In connection with certain property acquisitions, the Company assumed certain noncancelable operating ground leases as lessee or sublessee. The ground leases expire at various dates through 2078. Certain leases require contingent rent payments based on a percentage of gross rental receipts, net of certain operating expenses, as defined in the lease. For the three and six months ended June 30, 2015, ground rent expense was $103,000 and $175,000, respectively, including contingent rent. Rents paid under the ground leases are recoverable from tenants.
Office Leases—The Company leases office space under noncancellable operating leases with expiration dates through 2025. The lease agreements provide for payment of various operating expenses, with certain operating costs incurred by the landlord subject to escalation clauses. Rent expense in connection with leases of office space was $1.3 million for the three months ended June 30, 2015, included in administrative expenses. Prior to the Combination on April 2, 2015, such administrative cost was incurred directly by the Manager.
As of June 30, 2015, future minimum rental payments on noncancellable operating ground leases and office leases are as follows:

(In thousands) Year Ending December 31,	Ground Leases	Office Leases
Remaining 2015	$126	$2,354
2016	255	3,850
2017	255	3,551
2018	255	2,844
2019	255	1,952
2020 and after	12,360	8,650
Total	$13,506	$23,201
Contingent Consideration
As discussed in Note 3, the consideration for the Combination included a contingent portion payable in shares of Class A and Class B common stock as well as OP Units, subject to multi-year performance targets. At June 30, 2015, the fair value of the contingent consideration was $70.6 million.
Guarantees
In connection with financing arrangements for certain unconsolidated joint ventures, the Company provided customary non-recourse carve-out guarantees. The Company believes that the likelihood of making any payments under the guarantees is remote, and has not accrued for a guaranty liability as of June 30, 2015.
Litigation
In the ordinary course of business, the Company may be involved in litigation and claims which may result in legal costs and liability that could have a material effect on the Company’s financial position and results of operations. As of June 30, 2015, the Company was not involved in any such litigation.

21. Segment Information
The Company conducts its business through the following segments:
Real Estate Equity

(1)	Light industrial real estate assets and operating platform;

(2)	Single-family residential rentals through an equity method investment;

(3)	Other real estate equity investments;
Real Estate Debt

(4)	Loan originations and acquisitions; and
Investment Management

(5)	Investment management of Company-sponsored funds and other investment vehicles.
The Company's acquisition of a portfolio of light industrial real estate properties and associated operating platform in December 2014 represented a new segment, Light Industrial Platform, within its real estate equity business.
Following the closing of the Combination on April 2, 2015, the acquired investment management business formed a new segment, Investment Management. Additionally, costs previously borne and allocated by its Manager are now incurred directly by the Company and certain assets held by the Manager were transferred to the Company as part of the Combination.

Amounts not allocated to specific segments include corporate level cash and corresponding interest income, fixed assets, corporate level financing and related interest expense, income and expense in relation to cost reimbursement arrangements with affiliates, costs in connection with unconsummated deals, compensation expense not directly attributable to other segments, as well as corporate level administrative and overhead costs.
The chief operating decision maker assesses the performance of the business based on net income (loss) of each of the reportable segments, after attribution to noncontrolling interests at segment level, where applicable. The various real estate equity, real estate debt and investment management segments represent distinct revenue streams to the Company, consisting of rental and property operating income, interest income and fee income, respectively. Costs which are directly attributable, or otherwise can be subjected to a reasonable and systematic allocation, have been allocated to each of the reportable segments.
The following tables present the operating results of the Company’s reportable segments:

	Real Estate Equity
(In thousands)	Light Industrial Platform	Single-Family Residential Rentals	Other	Real Estate Debt	Investment Management	Amounts Not Allocated to Segments	Total
Three Months Ended June 30, 2015
Income:
Interest income	$—	$—	$—	$101,270	$—	$—	$101,270
Property and hotel operating income	39,034	—	42,726	1,470	—	—	83,230
Equity in (loss) income of unconsolidated joint ventures	—	(1,649)	5,523	7,082	—	—	10,956
Fee income	—	—	—	149	21,779	—	21,928
Other income	—	—	—	2,163	—	1,357	3,520
Total income (loss)	39,034	(1,649)	48,249	112,134	21,779	1,357	220,904
Expenses:
Transaction, investment and servicing costs	2,743	—	1,510	5,230	—	551	10,034
Interest expense	7,964	—	4,208	7,582	—	11,170	30,924
Property and hotel operating expenses	13,615	—	20,420	1,870	—	—	35,905
Depreciation and amortization	20,367	—	9,427	159	5,614	1,078	36,645
Provision for loan losses	—	—	—	4,078	—	—	4,078
Compensation expense	952	—	472	3,601	11,510	12,109	28,644
Other	95	—	1,178	2,191	1,053	6,995	11,512
Total expenses	45,736	—	37,215	24,711	18,177	31,903	157,742
Gain on sale of real estate assets, net	8	—	—	724	—	8	740
Gain on remeasurement of consolidated investment entities, net	—	—	10,223	31,263	—	—	41,486
Other loss, net	(15)	—	(794)	(5)	—	(1,141)	(1,955)
Income tax benefit (expense) (1)	295	—	(3,101)	(1,175)	3,650	(18)	(349)
Net (loss) income	(6,414)	(1,649)	17,362	118,230	7,252	(31,697)	103,084
Net (loss) income attributable to noncontrolling interests:
Investment entities	(2,461)	—	3,493	33,598	—	—	34,630
Operating Company	(633)	(264)	2,221	13,555	1,162	(6,903)	9,138
Net (loss) income attributable to Colony Capital, Inc.	$(3,320)	$(1,385)	$11,648	$71,077	$6,090	$(24,794)	$59,316

	Real Estate Equity
(In thousands)	Single-Family Residential Rentals	Other	Real Estate Debt	Amounts Not Allocated to Segments	Total
Three Months Ended June 30, 2014
Income:
Interest income	$—	$—	$53,940	$23	$53,963
Property operating income	—	3,255	—	—	3,255
Equity in (loss) income of unconsolidated joint ventures	(3,640)	3,143	21,611	—	21,114
Other income	—	—	231	—	231
Total (loss) income	(3,640)	6,398	75,782	23	78,563
Expenses:
Transaction, investment and servicing costs	—	71	1,398	932	2,401
Interest expense	—	1,085	3,054	6,561	10,700
Property operating expenses	—	843	—	—	843
Depreciation and amortization	—	1,253	—	—	1,253
Compensation expense	—	—	—	501	501
Other	—	—	210	11,873	12,083
Total expenses	—	3,252	4,662	19,867	27,781
Other gain, net	—	—	221	—	221
Income tax expense (1)	—	—	—	1	1
Net (loss) income	(3,640)	3,146	71,341	(19,845)	51,002
Net income attributable to noncontrolling interests	—	680	12,673	—	13,353
Net (loss) income attributable to Colony Capital, Inc.	$(3,640)	$2,466	$58,668	$(19,845)	$37,649

	Real Estate Equity
(In thousands)	Light Industrial Platform	Single-Family Residential Rentals	Other	Real Estate Debt	Investment Management	Amounts Not Allocated to Segments	Total
Six Months Ended June 30, 2015
Income:
Interest income	$7	$—	$8	$147,392	$—	$—	$147,407
Property and hotel operating income	75,351	—	50,206	1,466	—	—	127,023
Equity in (loss) income of unconsolidated joint ventures	—	(5,561)	11,050	31,816	—	—	37,305
Fee income	—	—	—	219	21,779	—	21,998
Other income	—	—	—	2,319	—	1,464	3,783
Total income (loss)	75,358	(5,561)	61,264	183,212	21,779	1,464	337,516
Expenses:
Transaction, investment and servicing costs	3,438	—	1,672	6,044	—	15,323	26,477
Interest expense	15,839	—	6,016	14,282	—	21,380	57,517
Property and hotel operating expenses	26,376	—	21,670	1,870	—	—	49,916
Depreciation and amortization	39,987	—	12,115	159	5,614	1,078	58,953
Provision for loan losses	—	—	—	4,442	—	—	4,442
Impairment on real estate assets	450	—	—	—	—	—	450
Compensation expense	952	—	472	3,625	11,510	12,700	29,259
Other	597	—	1,292	2,525	1,053	25,172	30,639
Total expenses	87,639	—	43,237	32,947	18,177	75,653	257,653
Gain on sale of real estate assets, net	8	—	—	724	—	8	740
Gain on remeasurement of consolidated investment entities, net	—	—	10,223	31,263	—	—	41,486
Other loss, net	(67)	—	(794)	(4)	—	(926)	(1,791)
Income tax benefit (expense) (1)	418	—	(3,052)	(1,995)	3,650	(20)	(999)
Net (loss) income	(11,922)	(5,561)	24,404	180,253	7,252	(75,127)	119,299
Net (loss) income attributable to noncontrolling interests:
Investment entities	(4,430)	—	4,360	40,386	—	—	40,316
Operating Company	(633)	(264)	2,221	13,555	1,162	(6,903)	9,138
Net (loss) income attributable to Colony Capital, Inc.	$(6,859)	$(5,297)	$17,823	$126,312	$6,090	$(68,224)	$69,845

	Real Estate Equity
(In thousands)	Single-Family Residential Rentals	Other	Real Estate Debt	Amounts Not Allocated to Segments	Total
Six Months Ended June 30, 2014
Income:
Interest income	$—	$—	$87,004	$61	$87,065
Property operating income	—	6,496	—	—	6,496
Equity in (loss) income of unconsolidated joint ventures	(6,835)	10,161	40,427	—	43,753
Other income	—	—	456	—	456
Total (loss) income	(6,835)	16,657	127,887	61	137,770
Expenses:
Transaction, investment and servicing costs	—	71	6,456	1,685	8,212
Interest expense	—	2,159	5,127	12,363	19,649
Property operating expenses	—	1,691	—	—	1,691
Depreciation and amortization	—	2,505	—	—	2,505
Compensation expense	—	—	—	985	985
Other	—	—	380	24,451	24,831
Total expenses	—	6,426	11,963	39,484	57,873
Other gain, net	—	—	128	1,073	1,201
Income tax benefit (expense) (1)	—	—	—	246	246
Net (loss) income	(6,835)	10,231	116,052	(38,596)	80,852
Net income attributable to noncontrolling interests	—	1,209	20,264	—	21,473
Net (loss) income attributable to Colony Capital, Inc.	$(6,835)	$9,022	$95,788	$(38,596)	$59,379
_________

(1)	Beginning in 2015, income tax expense or benefit related to specific investments within each segment were allocated to the respective segments. Income tax expense was previously immaterial.
The assets of each of segment are summarized as follows.

(In thousands)	June 30, 2015	December 31, 2014
Light industrial platform	$1,848,875	$1,693,282
Single-family residential rentals	487,161	494,613
Other real estate equity	1,840,802	558,630
Real estate debt	4,738,078	3,022,355
Investment management	820,917	—
Corporate	124,227	102,968
Total assets (1)	$9,860,060	$5,871,848
_________

(1)
Beginning in 2015, the Company allocated cash and other assets held within investment holding entities that previously had not been allocated to segments. The impact of this change was an additional allocation of $63.4 million to segment assets at December 31, 2014, made up primarily of cash balances that can be directly attributed to the respective segments.

22. Subsequent Events
In July 2015, the Company received special dividends of $75.0 million, which represented its 23% interest in a $325.0 million special distribution and $7.2 million regular way quarterly dividend distributed by CAH Operating Partnership, LP (“CAH OP”), an equity method investment that represents the Single-Family Residential Rentals segment.
In July 2015, in connection with the Light Industrial Platform segment, the Company refinanced $151.1 million of short-term floating rate bridge debt with $165.8 million of 10-year interest-only fixed rate debt, maturing August 2025, at a 3.8% per annum coupon, on assets identified for longer term hold. The Company also closed on a $100.0 million revolving credit facility to pursue additional acquisitions. The revolving credit facility matures in July 2016 and borrowings under the facility bear interest at a per annum rate equal to one-month LIBOR plus 2.25%. As of August 6, 2015, the Company has outstanding borrowings of $56.5 million drawn on the facility.

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

Overview
We are a leading global real estate and investment management firm with more than 300 employees in 14 offices across 10 countries. We target attractive risk-adjusted investment returns and our portfolio is primarily composed of: (i) general partner interests in Company sponsored private equity funds and vehicles; (ii) real estate equity; and (iii) real estate and real estate-related debt. We have elected to be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes.
Prior to April 2, 2015, we were externally managed and advised by the Manager pursuant to the terms of a management agreement. The Manager was a wholly-owned subsidiary of CCLLC, a privately held independent global real estate investment firm founded in 1991 by Thomas J. Barrack, Jr., our Executive Chairman.
On March 31, 2015, our shareholders approved the acquisition by our operating subsidiary Colony Capital Operating Company, LLC ("Operating Company" or “OP”) of substantially all of CCLLC's real estate and investment management businesses and operations, which closed on April 2, 2015 (the "Combination"). Prior to the Combination, CCLLC sponsored $24 billion of equity across a variety of distinct funds and investment vehicles that collectively invested over $60 billion of total capital. As of June 30, 2015, the Company had $18.7 billion of assets under management and $9.0 billion of fee-earning assets under management. Following the Combination, we are led by our Executive Chairman, Mr. Barrack, and Chief Executive Officer, Richard B. Saltzman, and employ the full management and investment team of CCLLC. Pursuant to the Combination, CCLLC's management contracts for its existing real estate and non-real estate funds and investment vehicles, other than CCLLC's interests in Colony American Homes ("CAH"), which became a self-managed REIT effective November 4, 2014, were contributed to the Company. As a result of the Combination, we now have the right to conduct all future Colony-branded investment activities, including the formation of real estate and non-real estate private investment funds, and own the Colony name and related intellectual property. The consideration for the Combination was paid primarily in the form of the Company’s Class A common stock, Class B common stock and OP membership units (exchangeable for shares of the Company’s Class A common stock or their equivalent in cash).
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
Organizational Structure
In connection with the Combination, the Company reorganized into an umbrella partnership real estate investment trust ("UPREIT"). As part of the restructuring, the Company contributed to OP and its subsidiaries substantially all of the Company's other subsidiaries, assets and liabilities, other than certain indebtedness, in exchange for membership interests in OP ("OP Units"). Following the Combination, OP conducts all of the activities and owns substantially all of the assets and liabilities of the combined business.
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

•	Direct investment in real estate debt, which includes:

•	Loan acquisitions including the purchase of performing, sub-performing and/or non-performing commercial real estate debt (including loan-to-own strategies), often at significant discounts to par; and

•	Originations including structured senior and subordinate debt secured by mortgages and/or equity interests in commercial real estate with a bias towards current yield
Following the Combination, we will sponsor new private equity funds and vehicles as general partner and we intend to primarily execute our investment strategy through indirect investments in the funds or vehicles that we will manage.
Our business generates interest income and rental income from our real estate debt and equity investments, and through our share of earnings from investments in real estate joint venture entities. Subsequent to the Combination, management fee income will be an additional revenue contributor. Our acquisition of CCLLC's asset management business provides us with an investment management platform with approximately $9 billion of third party fee-paying equity under management.
Results of Operations
Our discussion of the results of operations for the three and six months ended June 30, 2015 and 2014 follows. During these periods, our results were substantially impacted by the Combination, as discussed below, as well as our continued capital raising efforts and ongoing investment activities with increasing focus on investments in real estate equity in addition to real estate debt. A significant acquisition within real estate equity was the light industrial portfolio and operating platform in December 2014.
Effective April 2, 2015, with the closing of the Combination, our business has expanded to include investment management which provides a new source of revenue in the form of fee income. Following the internalization of our Manager, we have replaced management fees with directly incurred costs such as compensation, overhead costs and other administrative expenses.
Additionally, as a result of the Combination in which we became the investment manager of Colony-sponsored funds, we are now deemed to hold a controlling financial interest in 52 real estate investment entities which have participating interests from these funds. We previously accounted for these investment entities under the equity method, reflecting only our proportionate interests in these entities. We did not acquire any additional interests nor dispose of any existing interests in these 52 investment entities in conjunction with the Combination. Beginning April 2, 2015, we now consolidate these 52 investments entities. Consequently, our results for the three and six months ended June 30, 2015 are not directly comparable to prior periods. Upon consolidation, we remeasured the assets and liabilities of these consolidated investment entities at fair value and recognized a gain of $41.5 million, net of cumulative translation adjustment reclassified to earnings. A deferred income tax impact of $3.5 million was also reflected in the current quarter. The consolidation of these investment entities resulted in a gross-up of total income by $89.0 million, before the effect of lower equity in income of unconsolidated joint ventures, and total expenses by $42.8 million for the three months ended June 30, 2015. Correspondingly, there was an increase of $27.3 million in net income attributable to the noncontrolling interests in investment entities for the three months ended June 30, 2015.

Consolidated Results of Operations
The following table sets forth our consolidated results of operations:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2015	2014	Change	2015	2014	Change
Income
Interest income	$101,270	$53,963	$47,307	$147,407	$87,065	$60,342
Rental income and tenant reimbursements	61,143	3,255	57,888	104,936	6,496	98,440
Hotel operating income	22,087	—	22,087	22,087	—	22,087
Equity in income of unconsolidated joint ventures	10,956	21,114	(10,158)	37,305	43,753	(6,448)
Fee income	21,928	—	21,928	21,998	—	21,998
Other income	3,520	231	3,289	3,783	456	3,327
Total income	220,904	78,563	142,341	337,516	137,770	199,746
Expenses
Management fees	101	9,937	(9,836)	15,062	20,650	(5,588)
Investment and servicing expenses	6,326	1,368	4,958	8,579	2,629	5,950
Transaction costs	3,708	1,033	2,675	17,898	5,583	12,315
Interest expense	30,924	10,700	20,224	57,517	19,649	37,868
Property operating expenses	29,335	843	28,492	43,346	1,691	41,655
Hotel operating expenses	6,570	—	6,570	6,570	—	6,570
Depreciation and amortization	36,645	1,253	35,392	58,953	2,505	56,448
Provision for loan losses	4,078	—	4,078	4,442	—	4,442
Impairment of real estate assets	—	—	—	450	—	450
Compensation expense	28,644	501	28,143	29,259	985	28,274
Administrative expenses	11,411	2,146	9,265	15,577	4,181	11,396
Total expenses	157,742	27,781	129,961	257,653	57,873	199,780
Gain on sale of real estate assets, net	740	—	740	740	—	740
Gain on remeasurement of consolidated investment entities, net	41,486	—	41,486	41,486	—	41,486
Other (loss) gain, net	(1,955)	221	(2,176)	(1,791)	1,201	(2,992)
Net income before income taxes	103,433	51,003	52,430	120,298	81,098	39,200
Income tax expense	349	1	348	999	246	753
Net income	103,084	51,002	52,082	119,299	80,852	38,447
Net income attributable to noncontrolling interests:
Investment entities	34,630	13,353	21,277	40,316	21,473	18,843
Operating company	9,138	—	9,138	9,138	—	9,138
Net income attributable to Colony Capital, Inc.	59,316	37,649	21,667	69,845	59,379	10,466
Preferred dividends	11,410	5,571	5,839	18,382	10,926	7,456
Net income attributable to common stockholders	$47,906	$32,078	$15,828	$51,463	$48,453	$3,010
Comparison of Three Months Ended June 30, 2015 and 2014
Net Income Attributable to Common Stockholders
Net income attributable to common stockholders was $47.9 million for the three months ended June 30, 2015 and $32.1 million for the three months ended June 30, 2014.
The key components of net income attributable to common stockholders are discussed in more detail below.
Income
Interest Income—Interest income for the three months ended June 30, 2015 was $101.3 million, including $45.9 million of interest income from investment entities consolidated on April 2, 2015, which were previously accounted for under the equity method. Interest income for the three months ended June 30, 2014 was $54.0 million which included $12.6 million related to prepayment fees and accelerated amortization of origination fees or purchase discounts resulting from early repayments of loans receivable. Similar amounts for early loan repayments for the three months ended June 30, 2015 were $1.4 million. Interest income for the three months ended June 30, 2015 excluding the impact from the consolidated investment entities and fees and discount amortization associated with early loan repayments would have been $54.0 million, while interest income for the three months ended June 30, 2014 excluding fees and discount amortization associated with early loan repayments would have been $41.4 million. The $12.6 million increase in interest income reflects the continued growth in our loan portfolio, with eight new real estate debt investments which closed subsequent to June 30, 2014, excluding the newly consolidated investment entities that were previously equity-method investments.
Rental Income and Tenant Reimbursements—Rental income generated the most significant increase in revenues at $61.1 million for the three months ended June 30, 2015 compared to $3.3 million for the three months ended June 30, 2014, an increase of $57.9 million. The increase resulted primarily from our acquisition of a light industrial property portfolio in December 2014 which contributed $39.0 million of rental income this quarter and $12.6 million of rental income from consolidated investment entities previously accounted for under the equity method. Remaining increase in rental income arose from four new real estate equity investments which closed after June 30, 2014, excluding the newly consolidated investment entities that were previously equity-method investments.
Hotel Operating Income—Hotel operating income, primarily room revenue, of $22.1 million for the three months ended June 30, 2015 was generated from an investment entity that was consolidated on April 2, 2015, and which was previously accounted for under the equity method. The underlying hotel portfolio was held for sale as of June 30, 2015.
Equity in Income of Unconsolidated Joint Ventures—Our share of earnings from equity method investments in real estate investment entities decreased significantly when comparing the three months ended June 30, 2015 of approximately $11.0 million and the three months ended June 30, 2014 of $21.1 million. This resulted from the consolidation of 52 equity-method investment entities effective April 2, 2015 and the resolution of 5 equity-method investments between June 30, 2014 and June 30, 2015. As of June 30, 2015, we have 18 equity method investments compared to 61 at December 31, 2014 and 49 at June 30, 2014.
Fee Income—Fee income was $21.9 million for the three months ended June 30, 2015. Fee income represents primarily management fees and advisory fees from the investment management business acquired through the Combination on April 2, 2015, which contributed $21.8 million of fee income for the three months ended June 30, 2015. Refer to discussion of results of operations of our investment management segment below. The remaining $0.1 million relates to fee income from servicing and managing loan portfolios, including foreclosed properties, held by unconsolidated investment entities.
Other Income—Other income was $3.5 million for the three months ended June 30, 2015 and $0.2 million for the three months ended June 30, 2014. Post-Combination, other income is primarily made up of expense recoveries from borrowers and cost reimbursements from affiliates. Certain expenses, primarily legal costs incurred in administering non-performing loans and foreclosed properties held by investment entities, may be subsequently recovered through payments received when these investments are resolved. Expenses recovered for the three months ended June 30, 2015 was $1.4 million, primarily from investment entities that were consolidated on April 2, 2015. Based on an arrangement we assumed from CCLLC in the Combination, we provide administrative services to certain of our affiliates and are reimbursed, generally based on expenses incurred that are directly attributable to the affiliates and a portion of overhead costs, as applicable. For the three months ended June 30, 2015, expense reimbursements amounted to approximately $1.4 million.
Expenses
Management Fee Expense—Following the internalization of our Manager, we have replaced management fees with directly incurred costs such as compensation, overhead and other administrative expenses. Management fee expense for the three months ended June 30, 2015 was approximately $0.1 million for the one day prior to the Combination on April 2, 2015. Management fee expense for the three months ended June 30, 2014 was approximately $9.9 million.
Investment and Servicing Expenses—Investment and servicing expenses was $6.3 million for the three months ended June 30, 2015, a majority of which was contributed by the newly consolidated investment entities and consist primarily of legal costs incurred in administering non-performing loans and foreclosed properties as well as fees incurred for servicing of loan portfolios. Additionally, $0.4 million pertains to cost reimbursements for management of our portfolio of light industrial properties acquired in December 2014, but only for the month of April 2015. Effective May 2015, the management team became employees of our subsidiary and we have replaced those cost reimbursements with direct compensation and overhead costs. Investment and servicing expenses of $1.4 million incurred for the same period in 2014 was made up primarily of unconsummated deal costs and servicing costs incurred by existing consolidated investment entities.
Transaction Costs—Transactions costs fluctuate depending upon the timing and nature of our transactions. For the three months ended June 30, 2015, $2.3 million of transaction costs related to additional acquisitions of real estate assets within the light industrial portfolio. The remainder was incurred in connection with the Combination, primarily for post-closing professional fees, as well as other equity investments we are pursuing or have acquired during the quarter.
Interest Expense—Interest expense increased $20.2 million from $10.7 million for the three months ended June 30, 2014 to $30.9 million for the three months ended June 30, 2015, driven primarily by additional debt supporting the growth in investing activities. We incurred approximately $8.0 million of interest expense for the three months ended June 30, 2015 in connection with debt obtained to finance the acquisition of the light industrial portfolio in December 2014. The securitization of two loan portfolios subsequent to June 2014 and the issuance of an additional $172.5 million of the 3.875% Convertible Senior Notes in June 2014 contributed $3.0 million and $1.8 million in interest expense, respectively, for the three months ended June 30, 2015. Additionally, through the Combination, the Company assumed notes payable financing the corporate aircraft which incurred $0.6 million of interest expense in the second quarter of 2015. We also incurred higher interest on our credit facility due to increased usage to temporarily finance our investing and operating activities. The weighted average balance on our credit facility was $366 million in the second quarter of 2015 compared to $41 million in the same period in 2014, incurring $3.8 million and $1.2 million of interest costs, respectively. The remaining increase in interest expense can be attributed to additional investment level financing as investment level debt increased from $0.4 billion as of June 30, 2014 to $2.7 billion as of June 30, 2015, including debt of newly consolidated investment entities.
Property Operating Expenses—The significant increase in property operating expenses to $29.3 million for the three months ended June 30, 2015 from $0.8 million for the same period in 2014 can be attributed to $14.4 million from investment entities consolidated on April 2, 2015 and $13.6 million related to the light industrial property portfolio acquired in December 2014.
Hotel Operating Expenses—Expenses of $6.6 million for the three months ended June 30, 2015 represent hotel operating expenses incurred by an investment entity consolidated on April 2, 2015, and which was previously accounted for under the equity method.
Depreciation and Amortization—Depreciation and amortization expense was $36.6 million for the three months ended June 30, 2015 compared to $1.3 million for the three months ended June 30, 2014. The significant increase of $35.4 million was driven by $6.1 million of depreciation and amortization expenses from investment entities consolidated on April 2, 2015, $1.1 million of depreciation of fixed assets acquired in the Combination, $5.6 million related to amortization of intangible assets resulting from the Combination, and approximately $20.4 million of depreciation and amortization related to the light industrial portfolio acquired in December 2014. Remaining increase in depreciation and amortization expense pertain mainly to real estate assets and intangible assets of five new consolidated real estate equity investments that closed subsequent to June 30, 2014.
Provision for Loan Losses—A provision of $4.1 million for loan losses was made for the three months ended June 30, 2015, primarily on certain non-performing loan portfolios held by investment entities consolidated on April 2, 2015.
Compensation Expense—We incurred $28.6 million of compensation costs for the three months ended June 30, 2015. Following the internalization of our Manager through the Combination, we have replaced management fee expense with directly incurred costs, which includes compensation costs. Included in compensation expense for the three months ended June 30, 2015 is stock-based compensation of $2.7 million. Stock-based compensation was previously included in management fee expense for awards granted to the Manager and its employees, and in administrative expenses for awards granted to employees prior to the Combination.
Administrative Expenses—Administrative expenses was $11.4 million for the three months ended June 30, 2015 and $2.1 million for the three months ended June 30, 2014. Effective April 2, 2015, we now incur overhead and administrative costs previously borne by our Manager and allocated to us as costs reimbursed to affiliates.
Other Gains and Losses
For the three months ended June 30, 2015, gain on sale of real estate assets, net, of $0.7 million was recognized from sale of foreclosed properties held by the investment entities consolidated on April 2, 2015.
In connection with the consolidation of 52 investment entities on April 2, 2015, we recorded a gain of $41.5 million, which represents the excess of fair value over carrying value of our share of equity interest in those entities. The gain was net of foreign exchange loss, partially offset by associated hedge gain on a number of our foreign investments.
Other loss, net of approximately $2.0 million for the three months ended June 30, 2015 consists of $1.1 million of loss from the accretion of the contingent consideration liability recorded in connection with the Combination, and approximately $0.8 million of net unrealized loss from fair value changes of non-designated derivative instruments. Other gain, net of $0.2 million for the three months ended June 30, 2014 represents the net gain on a debt security and associated swap liability. Both were resolved in July 2014.
Income Tax Expense (Benefit)
The Company's taxable REIT subsidiaries may be subject to federal, state, local and/or foreign corporate income taxes. Our current primary sources of income subject to tax are income from loan resolutions in some of our loan portfolios, income from our interests in asset management companies which manage some of our loan portfolios, hotel operations from our real estate equity portfolio and fee income from our investment management business.
Income tax expense for the three months ended June 30, 2015 was approximately $0.3 million, comprising $1.0 million of current income tax, net of $0.6 million of deferred tax benefit. Income tax expense for the three months ended June 30, 2014 was negligible as current income tax expense of $0.4 million was almost fully offset by deferred tax benefit.

The increase in current income tax expense of $0.6 million between the three months ended June 30, 2015 and 2014 can be attributed to approximately $0.5 million of foreign withholding tax from a newly consolidated investment entity and approximately $0.3 million of income tax expense from taxable gains newly generated by an investment in the second quarter of 2015. This increase was partially offset by decreases in income tax expense at the REIT from older investments held by taxable REIT subsidiaries, which have been decreasing over time.
Deferred tax benefit increased $0.2 million for the three months ended June 30, 2015 compared to the same period in 2014. The increase is the net effect of $3.8 million of deferred tax benefit recognized in 2015 related to the amortization of intangible assets from the Combination, and $3.5 million of deferred tax expense related to the remeasurement gain recognized upon consolidation of investment entities previously accounted for under the equity method.
Net Income Attributable to Noncontrolling Interests—Investment Entities
A substantial portion of noncontrolling interests in investment entities in which we co-invest represent interests held by private investment funds or other investment vehicles managed previously by CCLLC or its affiliates and by us post-Combination. The remainder represents interests held by unaffiliated strategic investment partners. Net income attributable to noncontrolling interests in investment entities was $34.6 million and $13.4 million for the three months ended June 30, 2015 and 2014, respectively. The increase was primarily due to the consolidation of 52 investment entities on April 2, 2015.
Net Income Attributable to Noncontrolling Interests—Operating Company
Noncontrolling interests in Operating Company represents membership interests in OP held by affiliates and senior executives. A majority of the OP Units held by noncontrolling interests were issued as part of the consideration for the Combination. Following the Combination, OP conducts all of the activities and owns substantially all of the assets and liabilities of the combined business. Noncontrolling interests in OP were attributed $9.1 million of net income for the period between April 2, 2015 and June 30, 2015 based upon their ownership of the OP during the period.
Comparison of Six Months Ended June 30, 2015 and 2014
Net Income Attributable to Common Stockholders
Net income attributable to common stockholders was $51.5 million for the six months ended June 30, 2015 and $48.5 million for the six months ended June 30, 2014.
The key components of net income attributable to common stockholders are discussed in more detail below.
Income
Interest Income—Interest income for the six months ended June 30, 2015 was $147.4 million, including $45.9 million of interest income from investment entities consolidated on April 2, 2015, which were previously accounted for under the equity method. Interest income for the six months ended June 30, 2014 was $87.1 million which included $12.6 million related to prepayment fees and accelerated amortization of origination fees or purchase discounts resulting from early repayments of loans receivable. Similar amounts for early loan repayments for the six months ended June 30, 2015 were $3.6 million. Interest income for the six months ended June 30, 2015 excluding the impact from the consolidated investment entities and fees and discount amortization associated with early loan repayments would have been $97.9 million, while interest income for the six months ended June 30, 2014 excluding fees and discount amortization associated with early loan repayments would have been $74.5 million. The $23.4 million increase in interest income reflects the continued growth in our loan portfolio, with eight new real estate debt investments which closed subsequent to June 30, 2014, excluding the newly consolidated investment entities that were previously equity-method investments.
Rental Income and Tenant Reimbursements—Rental income generated the most significant increase in revenues at $104.9 million for the six months ended June 30, 2015 compared to $6.5 million for the six months ended June 30, 2014. The $98.4 million increase resulted primarily from the Company's acquisition of a light industrial property portfolio in December 2014 which contributed $75.4 million of rental income and $12.6 million of rental income from consolidated investment entities previously accounted for under the equity method. Remaining increase in rental income arose from four new real estate equity investments which closed after June 30, 2014.
Hotel Operating Income—Results for the six months ended June 30, 2015 were similar to the three months ended June 30, 2015 and can be attributed to a newly consolidated investment entity.
Equity in Income of Unconsolidated Joint Ventures—Our share of earnings from equity method investments in real estate investment entities decreased significantly when comparing the six months ended June 30, 2015 of approximately $37.3 million and the six months ended June 30, 2014 of $43.8 million resulting from the consolidation of 52 equity-method investment entities effective April 2, 2015 and the resolution of 5 equity-method investments between June 30, 2014 and June 30, 2015. As of June 30, 2015, we have 18 equity method investments compared to 61 at December 31, 2014 and 49 at June 30, 2014.

Fee Income—Results for the six months ended June 30, 2015 were substantially similar to the three months ended June 30, 2015 and can be attributed to the investment management business acquired through the Combination.
Other Income—Results for the six months ended June 30, 2015 were substantially similar to the three months ended June 30, 2015 and can be attributed to the Combination and resulting consolidation of investment entities.
Expenses
Management Fee Expense—Management fee expense for the six months ended June 30, 2015 was approximately $15.1 million, which represents management fees to our Manager in 2015 prior to the Combination on April 2, 2015. Following the internalization of our Manager, we have replaced management fees with directly incurred costs such as compensation, overhead costs and other administrative expenses. Management fee expense for the six months ended June 30, 2014 was approximately $20.7 million.
Investment and Servicing Expenses—Investment and servicing expenses was $8.6 million for the six months ended June 30, 2015, a majority of which was contributed by the newly consolidated investment entities and consist primarily of legal costs incurred in administering non-performing loans and foreclosed properties as well fees incurred for servicing of loan portfolios. Additionally, $1.8 million pertains to cost reimbursements for management of our portfolio of light industrial properties acquired in December 2014, but only for the first four months the year. Effective May 2015, the management team became employees of our subsidiary and we have replaced those cost reimbursements with direct compensation and overhead costs. Investment and servicing expenses of $2.6 million incurred for the same period in 2014 was made up primarily of unconsummated deal costs as well as servicing costs incurred by existing consolidated investment entities.
Transaction Costs—Transaction costs was approximately $17.9 million for the six months ended June 30, 2015 and $5.6 million for the six months ended June 30, 2014. Transaction costs for the six months ended June 30, 2015 was made up of primarily $15.1 million incurred in connection with the Combination and $2.4 million related to acquisitions of real estate assets within the light industrial portfolio. The remainder was incurred in connection with other equity investments we are pursuing or have acquired during the quarter. Transaction costs for the six months ended June 30, 2014 arose primarily from $4.6 million of costs incurred in the transfer of a portfolio of loans through Spanish securitization trusts.
Interest Expense—Interest expense increased $37.9 million from $19.6 million for the six months ended June 30, 2014 to $57.5 million for the six months ended June 30, 2015, driven primarily by additional debt supporting the growth in investing activities. We incurred approximately $15.8 million of interest expense for the six months ended June 30, 2015 in connection with debt obtained to finance the acquisition of the light industrial portfolio in December 2014. The securitization of two loan portfolios subsequent to June 2014 and the issuance of an additional $172.5 million of the 3.875% Convertible Senior Notes in June 2014 contributed $6.0 million and $3.5 million in interest expense, respectively, for the six months ended June 30, 2015. Additionally, through the Combination, the Company assumed notes payable financing the corporate aircraft which incurred $0.6 million of interest expense in the second quarter of 2015. We also incurred higher interest on our credit facility due to increased usage to temporarily finance our investing and operating activities. The weighted average balance on our credit facility was $342 million in the first half of 2015 compared to $56 million in the same period in 2014, incurring $7.2 million and $2.6 million of interest costs, respectively. The remaining increase in interest expense can be attributed to additional investment level financing as investment level debt increased from $0.4 billion as of June 30, 2014 to $2.7 billion as of June 30, 2015, including debt of newly consolidated investment entities.
Property Operating Expenses—The significant increase in property operating expenses to $43.3 million for the six months ended June 30, 2015 from $1.7 million for the same period in 2014 can be attributed to $14.4 million from investment entities consolidated on April 2, 2015 and $26.4 million related to the light industrial property portfolio acquired in December 2014,
Hotel Operating Expenses—Results for the six months ended June 30, 2015 were similar to the three months ended June 30, 2015 and can be attributed to a newly consolidated investment entity.
Depreciation and Amortization—Depreciation and amortization expense was $59.0 million for the six months ended June 30, 2015 compared to $2.5 million for the three months ended June 30, 2014. The significant increase of $56.4 million was driven by $6.1 million of depreciation and amortization expenses from investment entities consolidated on April 2, 2015, $1.1 million of depreciation of fixed assets acquired in the Combination, $5.6 million related to amortization of intangible assets resulting from the Combination, and approximately $40.0 million of depreciation and amortization related to the light industrial portfolio acquired in December 2014. Remaining increase in depreciation and amortization expense pertain mainly to real estate assets and intangible assets of five new consolidated real estate equity investments that closed subsequent to June 30, 2014.
Provision for Loan Losses—Provision for loan losses for the six months ended June 30, 2015 was $4.4 million, primarily on certain non-performing loan portfolios held by investment entities consolidated on April 2, 2015.
Impairment of Real Estate Assets—This represents approximately $0.5 million of selling costs for real estate assets classified as held for sale in the first quarter of 2015.

Compensation Expense—We incurred $29.3 million of compensation costs for the six months ended June 30, 2015. Following the internalization of our Manager through the Combination, we have replaced management fee expense with directly incurred costs, which includes compensation costs. Included in compensation expense for the six months ended June 30, 2015 is stock-based compensation of $2.8 million, which was previously included in management fee expense for awards granted to the Manager and its employees, and in administrative expenses for awards granted to employees prior to the Combination.
Administrative Expenses—Administrative expenses was $15.6 million for the six months ended June 30, 2015 and $4.2 million for the six months ended June 30, 2014. Effective April 2, 2015, we now incur overhead and administrative costs previously borne by our Manager and allocated to us as costs reimbursed to affiliates.
Other Gains and Losses
For the six months ended June 30, 2015, a gain on sale of real estate assets, net, of $0.7 million was recognized from sale of foreclosed properties held by the investment entities consolidated on April 2, 2015.
In connection with the consolidation of 52 investment entities on April 2, 2015, we recorded a gain of $41.5 million, which represents the excess of fair value over carrying value of our share of equity interest in those entities. The gain was net of foreign exchange loss, partially offset by associated hedge gain on a number of our foreign investments.
Other loss, net of approximately $1.8 million for the six months ended June 30, 2015 consists of $1.1 million of loss from the accretion of the contingent consideration liability recorded in connection with the Combination, and approximately $0.7 million of net unrealized loss from fair value changes of non-designated derivative instruments. Other gain, net of $1.2 million for the six months ended June 30, 2014 represents the net gain on a debt security and associated swap liability, and a foreign currency transaction gain.
Income Tax Expense (Benefit)
The taxable REIT subsidiaries may be subject to federal, state, local and/or foreign corporate income taxes. Our current primary sources of income subject to tax are income from loan resolutions in some of our loan portfolios, income from our interests in asset management companies which manage some of our loan portfolios, hotel operations from our real estate equity portfolio and fee income from our investment management business.
Income tax expense for the six months ended June 30, 2015 was approximately $1.0 million, comprising $1.5 million of current income tax, net of $0.5 million of deferred tax benefit. Income tax expense for the six months ended June 30, 2014 was $0.2 million with current income tax expense of $0.8 million, net of deferred tax benefit of $0.6 million.
The increase in current income tax expense of $0.7 million between the three months ended June 30, 2015 and 2014 can be attributed to approximately $0.5 million of foreign withholding tax from a newly consolidated investment entity and approximately $0.3 million of income tax expense from taxable gains newly generated by an investment in the second quarter of 2015. This increase was partially offset by decreases in income tax expense at the REIT from older investments held by taxable REIT subsidiaries, which have been decreasing over time.
Deferred tax benefit decreased $0.1 million for the six months ended June 30, 2015 compared to the same period in 2014. There were additional deferred tax benefits recognized during this period, comprising $3.8 million recognized in 2015 related to the amortization of intangible assets from the Combination, and $0.5 million in connection with net losses recorded by the light industrial platform. However, this was largely offset by increases in deferred tax expenses, primarily $3.5 million related to the remeasurement gain recognized upon consolidation of investment entities previously accounted for under the equity method, and $0.7 million from an investment which recorded net profits in 2015 compared to net losses in 2014.
Net Income Attributable to Noncontrolling Interests—Investment Entities
A substantial portion of noncontrolling interests in investment entities in which we co-invest represent interests held by private investment funds or other investment vehicles managed previously by CCLLC or its affiliates and by us post-Combination. The remainder represents interests held by unaffiliated strategic investment partners. Net income attributable to noncontrolling interests was $40.3 million and $21.5 million for the six months ended June 30, 2015 and 2014, respectively. The increase was primarily due to the consolidation of 52 investment entities on April 2, 2015.
Net Income Attributable to Noncontrolling Interests—Operating company
Noncontrolling interests in Operating Company represents membership interests in OP held by affiliates and senior executives. A majority of the OP Units held by noncontrolling interests were issued as part of the consideration for the Combination. Following the Combination, OP conducts all of the activities and owns substantially all of the assets and liabilities of the combined business. Noncontrolling interests in OP were attributed $9.1 million of net income for the period between April 2, 2015 and June 30, 2015 based upon their ownership of the OP during the period.

Segments
As of June 30, 2015, we operate our business in the following reportable segments, which comprise:
Real Estate Equity

(1)	Light industrial real estate assets and associated operating platform, which represented a new segment upon acquisition in December 2014;

(2)	Single-family residential rentals through our equity method investment in CAH Operating Partnership, L.P. ("CAH");

(3)
Other real estate equity investments, which include real estate acquired in settlement of loans or from acquisition of operating properties, common equity in real estate or related companies, and certain preferred equity investments with profit participation meeting certain risk or return profiles;

Real Estate Debt

(4)
Originations including senior and subordinated commercial mortgage backed securities and preferred equity, as well as secondary loan acquisitions including performing and non-performing commercial real estate debt; and

Investment Management

(5)	Investment management of Company sponsored funds and other investment vehicles, which formed a new segment following the Combination on April 2, 2015.
The Company's acquisition of a portfolio of light industrial real estate properties and associated operating platform in December 2014 represented a new segment, Light Industrial Platform, within its real estate equity business.
Following the closing of the Combination on April 2, 2015, the acquired investment management business formed a new segment, Investment Management. Additionally, costs previously borne and allocated by its Manager are now incurred directly by the Company and certain assets held by the Manager were transferred to the Company as part of the Combination.
Amounts not allocated to specific segments include corporate level cash and corresponding interest income, fixed assets, corporate level financing and related interest expense, income and expense in relation to cost reimbursement arrangements with affiliates, costs in connection with unconsummated deals, compensation expense not directly attributable to other segments, as well as corporate level administrative and overhead costs.
The chief operating decision maker assesses the performance of the business based on net income (loss) of each of the reportable segments, after attribution to noncontrolling interests at segment level, where applicable. The various real estate equity, real estate debt and investment management segments represent distinct revenue streams to the Company, consisting of rental and property operating income, interest income and fee income, respectively. Costs which are directly attributable, or otherwise can be subjected to a reasonable and systematic allocation, have been allocated to each of the reportable segments.

The summarized balance sheets of our reportable segments are presented as follows:

	Real Estate Equity
(In thousands)	Light Industrial Platform	Single Family Residential Rentals	Other	Real Estate Debt	Investment Management	Amounts Not Allocated to Segments	Total
June 30, 2015
Assets
Loans held for investment, net	$—	$—	$—	$4,045,627	$—	$—	$4,045,627
Real estate assets, net	1,662,073	—	1,318,145	110,394	—	—	3,090,612
Investments in unconsolidated joint ventures	—	487,161	290,706	337,921	11,085	—	1,126,873
Other assets	186,802	—	231,951	244,136	809,832	124,227	1,596,948
Total assets	1,848,875	487,161	1,840,802	4,738,078	820,917	124,227	9,860,060
Liabilities
Debt	1,078,705	—	639,640	907,014	—	1,143,612	3,768,971
Other liabilities	51,773	—	78,541	124,822	70,872	138,920	464,928
Total liabilities	1,130,478	—	718,181	1,031,836	70,872	1,282,532	4,233,899
Noncontrolling interests:
Investment entities	262,790	—	461,499	1,602,519	—	—	2,326,808
Operating Company	59,918	64,068	86,630	276,668	98,957	(152,332)	433,909
Stockholders' equity	$395,689	$423,093	$574,492	$1,827,055	$651,088	$(1,005,973)	$2,865,444
By Geography:
United States	$395,689	$423,093	$337,878	$1,506,083	$641,777
Europe	—	—	236,614	320,972	9,311
	$395,689	$423,093	$574,492	$1,827,055	$651,088

	Real Estate Equity
(In thousands)	Light Industrial Platform	Single Family Residential Rentals	Other	Real Estate Debt	Investment Management	Amounts Not Allocated to Segments	Total
December 31, 2014
Assets
Loans receivable, net	$—	$—	$—	$2,131,134	$—	$—	2,131,134
Real estate assets, net	1,511,275	—	132,722	—	—	—	1,643,997
Investments in unconsolidated joint ventures	—	494,613	393,813	758,551	—	—	1,646,977
Other assets	182,007	—	32,095	132,670	—	102,968	449,740
Total assets	1,693,282	494,613	558,630	3,022,355	—	102,968	5,871,848
Liabilities
Debt	1,098,500	—	88,000	793,165	—	768,498	2,748,163
Other liabilities	32,996	—	13,366	75,291	—	66,239	187,892
Total liabilities	1,131,496	—	101,366	868,456	—	834,737	2,936,055
Noncontrolling interests in investment entities	203,277	—	28,699	236,313	—	50,024	518,313
Stockholders' equity	$358,509	$494,613	$428,565	$1,917,586	$—	$(781,793)	$2,417,480
By Geography:
United States	$358,509	$494,613	$270,129	$1,507,323	$—
Europe	—	—	158,436	410,263	—
	$358,509	$494,613	$428,565	$1,917,586	$—

Results from operations of our reportable segments are summarized as follows:
Results of Operations—Three Months Ended June 30, 2015 and 2014

	Three Months Ended June 30, 2015							Three Months Ended June 30, 2014
	Real Estate Equity							Real Estate Equity
(In thousands)	Light Industrial Platform	Single Family Residential Rentals	Other	Real Estate Debt	Investment Management	Amounts Not Allocated to Segments	Total	Single Family Residential Rentals	Other	Real Estate Debt	Amounts Not Allocated to Segments	Total
Income (Loss)	$39,034	$(1,649)	$48,249	$112,134	$21,779	$1,357	$220,904	$(3,640)	$6,398	$75,782	$23	$78,563
Expenses
Transaction, investment and servicing costs	2,743	—	1,510	5,230	—	551	10,034	—	71	1,398	932	2,401
Interest expense	7,964	—	4,208	7,582	—	11,170	30,924	—	1,085	3,054	6,561	10,700
Property and hotel operating expenses	13,615	—	20,420	1,870	—	—	35,905	—	843	—	—	843
Depreciation and amortization	20,367	—	9,427	159	5,614	1,078	36,645	—	1,253	—	—	1,253
Provision for loan losses	—	—	—	4,078	—	—	4,078	—	—	—	—	—
Compensation expense	952	—	472	3,601	11,510	12,109	28,644	—	—	—	501	501
Other	95	—	1,178	2,191	1,053	6,995	11,512	—	—	210	11,873	12,083
Total expenses	45,736	—	37,215	24,711	18,177	31,903	157,742	—	3,252	4,662	19,867	27,781
Gain on sale of real estate assets, net	8	—	—	724	—	8	740	—	—	—	—	—
Gain on remeasurement of consolidated investment entities, net	—	—	10,223	31,263	—	—	41,486	—	—	—	—	—
Other (loss) gain, net	(15)	—	(794)	(5)	—	(1,141)	(1,955)	—	—	221	—	221
Income tax benefit (expense)	295	—	(3,101)	(1,175)	3,650	(18)	(349)	—	—	—	(1)	(1)
Net (loss) income	(6,414)	(1,649)	17,362	118,230	7,252	(31,697)	103,084	(3,640)	3,146	71,341	(19,845)	51,002
Net (loss) income attributable to noncontrolling interests in investment entities	(2,461)	—	3,493	33,598	—	—	34,630	—	680	12,673	—	13,353
Net (loss) income attributable to noncontrolling interests in Operating Company	(633)	(264)	2,221	13,555	1,162	(6,903)	9,138	—	—	—	—	—
Net (loss) income attributable to Colony Capital, Inc.	$(3,320)	$(1,385)	$11,648	$71,077	$6,090	$(24,794)	$59,316	$(3,640)	$2,466	$58,668	$(19,845)	$37,649
By Geography:
United States	$(3,320)	$(1,385)	$16,434	$61,771	$6,090			$(3,640)	$4,335	$48,979
Europe	—	—	(4,786)	9,306	—			—	(1,869)	9,689
Net (loss) income attributable to Colony Capital, Inc.	$(3,320)	$(1,385)	$11,648	$71,077	$6,090			$(3,640)	$2,466	$58,668

Results of Operations—Six Months Ended June 30, 2015 and 2014

	Six Months Ended June 30, 2015							Six Months Ended June 30, 2014
	Real Estate Equity							Real Estate Equity
(In thousands)	Light Industrial Platform	Single Family Residential Rentals	Other	Real Estate Debt	Investment Management	Amounts Not Allocated to Segments	Total	Single Family Residential Rentals	Other	Real Estate Debt	Amounts Not Allocated to Segments	Total
Income (Loss)	$75,358	$(5,561)	$61,264	$183,212	$21,779	$1,464	$337,516	$(6,835)	$16,657	$127,887	$61	$137,770
Expenses
Transaction, investment and servicing costs	3,438	—	1,672	6,044	—	15,323	26,477	—	71	6,456	1,685	8,212
Interest expense	15,839	—	6,016	14,282	—	21,380	57,517	—	2,159	5,127	12,363	19,649
Property and hotel operating expenses	26,376	—	21,670	1,870	—	—	49,916	—	1,691	—	—	1,691
Depreciation and amortization	39,987	—	12,115	159	5,614	1,078	58,953	—	2,505	—	—	2,505
Provision for loan losses	—	—	—	4,442	—	—	4,442	—	—	—	—	—
Impairment of real estate assets	450	—	—	—	—	—	450	—	—	—	—	—
Compensation expense	952	—	472	3,625	11,510	12,700	29,259	—	—	—	985	985
Other	597	—	1,292	2,525	1,053	25,172	30,639	—	—	380	24,451	24,831
Total expenses	87,639	—	43,237	32,947	18,177	75,653	257,653	—	6,426	11,963	39,484	57,873
Gain on sale of real estate assets, net	8	—	—	724	—	8	740	—	—	—	—	—
Gain on remeasurement of consolidated investment entities, net	—	—	10,223	31,263	—	—	41,486	—	—	—	—	—
Other (loss) gain, net	(67)	—	(794)	(4)	—	(926)	(1,791)	—	—	128	1,073	1,201
Income tax benefit (expense)	418	—	(3,052)	(1,995)	3,650	(20)	(999)	—	—	—	(246)	(246)
Net (loss) income	(11,922)	(5,561)	24,404	180,253	7,252	(75,127)	119,299	(6,835)	10,231	116,052	(38,596)	80,852
Net (loss) income attributable to noncontrolling interests in investment entities	(4,430)	—	4,360	40,386	—	—	40,316	—	1,209	20,264	—	21,473
Net (loss) income attributable to noncontrolling interests in Operating Company	(633)	(264)	2,221	13,555	1,162	(6,903)	9,138	—	—	—	—	—
Net (loss) income attributable to Colony Capital, Inc.	$(6,859)	$(5,297)	$17,823	$126,312	$6,090	$(68,224)	$69,845	$(6,835)	$9,022	$95,788	$(38,596)	$59,379
By Geography:
United States	$(6,859)	$(5,297)	$21,464	$106,709	$6,090			$(6,835)	$10,891	$84,432
Europe	—	—	(3,641)	19,603	—			—	(1,869)	11,356
Net (loss) income attributable to Colony Capital, Inc.	$(6,859)	$(5,297)	$17,823	$126,312	$6,090			$(6,835)	$9,022	$95,788

A discussion of the performance of our segments for the three and six months ended June 30, 2015 follows.
Equity—Light Industrial Platform
We acquired a portfolio of light industrial properties and operating platform in December 2014. The portfolio acquisition was completed through an indirectly owned operating partnership with third-party limited partners, which currently own 38% of the property portfolio, while we acquired 100% of the associated operating platform. As of June 30, 2015, the portfolio consisted of 315 primarily light industrial assets totaling approximately 33.4 million square feet across 16 major U.S. markets and was 90% leased. This included acquisitions of additional light industrial properties in Minnesota, Texas and the mid-Atlantic region with the disposal of one building in New Jersey in the first six months of 2015.
In July 2015, the light industrial platform refinanced $151.1 million of short-term floating rate bridge debt with $165.8 million of 10-year interest-only fixed rate debt, maturing in August 2025, at a 3.8% per annum coupon, on assets for longer term hold. The light industrial platform also closed on a $100.0 million revolving credit facility to pursue additional acquisitions. The revolving credit facility matures in July 2016 and borrowings under the facility bears interest at a per annum rate equal to one-month LIBOR plus 2.25%. As of August 6, 2015, outstanding borrowings drawn on the facility were $56.5 million.
For the three months ended June 30, 2015, the light industrial platform segment recorded a net loss of $6.4 million, including the effect of $0.3 million of deferred tax benefit. Rental income for the period was $39.0 million, offset by expenses of $45.7 million. Total expenses included $13.6 million of property operating expenses and $20.4 million of depreciation and amortization. As this acquisition was partially funded through a $1.09 billion mortgage loan, interest expense of approximately $8.0 million was incurred for the three months ended June 30, 2015.
For the six months ended June 30, 2015, the light industrial platform segment recorded a net loss of $11.9 million, including the effect of $0.4 million of deferred tax benefit. Rental income for the period was $75.4 million. This was offset by expenses of $87.6 million and approximately $0.4 million of other loss, net, primarily income tax. Total expenses included approximately $26.4 million of property operating expenses and approximately $40.0 million of depreciation and amortization. As this acquisition was partially funded through a $1.09 billion mortgage loan, interest expense of $15.8 million was incurred for the first six months of 2015.
Equity—Single Family Residential Rentals
Our investment in single-family residential rental homes represents a 23% interest in CAH which is reported under the equity method. CAH is in the business of acquiring single family residential properties either directly or indirectly through joint venture investments, renovating and managing these properties to hold for investment and generating rental income through operating leases. In November 2014, CAH internalized its external manager and became an internally-managed company. CAH continues to focus on the growth and development of Colony American Finance (“CAF”), its wholly owned subsidiary that lends to other owners of single family homes for rent. Expansion of this lending program remains a strategic initiative in 2015 and once scaled, CAF’s loan portfolio may be financed through the capital markets in the future. Renovation and leasing productivity within CAH's portfolio of single family homes has continued into the second quarter of 2015, and occupancy rate has risen to 94% in approximately 19,000 homes as of June 30, 2015 across eleven states, up from 91% as of March 31, 2015. These include properties that are wholly-owned by CAH or jointly owned through a joint venture with Fannie Mae.
During the second quarter, CAH completed its third securitization transaction which totaled $640 million backed by beneficial ownership interests in a loan secured by approximately 3,900 homes with a duration-weighted blended interest rate of LIBOR plus 1.89%. Proceeds from the securitization were used to repay outstanding amounts under CAH’s revolving credit facility and pay a special dividend of $325 million, of which $75 million was distributed to the Company for its 23% pro rata share subsequent to quarter end. The special dividend represents a return of approximately 14% of the original capital invested by the Company in CAH. CAH also announced the initiation of a regular-way quarterly dividend of $7.2 million for the second quarter of 2015 representing an approximate annualized dividend yield of 1.4% on the Company’s original investment cost basis, adjusted for the special dividend.
Our share of results from CAH improved to a lower net loss of $1.6 million for the three months ended June 30, 2015 and a lower net loss of $5.6 million for the six months ended June 30, 2015 compared to a net loss of $3.6 million and $6.8 million, respectively, for the same periods in prior year.

Equity—Other Real Estate Equity Investments
Our investment in other real estate equity comprise interests in a diverse portfolio of real estate assets which includes multifamily, office, hotel, industrial, educational institutions and other commercial properties. Certain of our equity interests were obtained through foreclosures or deed-in-lieu of foreclosures on collateral assets from originated or acquired debt and preferred equity instruments. Interests in our real estate equity portfolio is held both directly and indirectly through our investments in unconsolidated joint ventures. During the twelve months ended June 30, 2015, we continued to expand our footprint in Europe with 7 new real estate equity investments across Europe.
As discussed, effective April 2, 2015, we consolidated a majority of our real estate investments, which we co-invest with funds that we now manage post-Combination. We previously accounted for these investments under the equity method which reflected only our proportionate interest in these investment entities. There were 8 such investment entities within the real estate equity segment that were previously equity-method investments and consolidated in the second quarter of 2015. Additionally, there were 3 new consolidated investments and 1 equity-method investment that closed subsequent to June 30, 2014.
At June 30, 2015, total assets in the other real estate equity segment has grown to $1.9 billion from approximately $0.6 billion at December 31, 2014. Total assets at June 30, 2015 reflected $0.8 billion of newly consolidated real estate assets, including foreclosed properties, held by the previous equity-method investments. Total debt of the other real estate equity segment also grew to $0.7 billion at June 30, 2015 from $0.1 billion at December 31, 2014 with $0.2 billion of debt from the consolidation of previous equity method investments and $0.3 billion of debt from new consolidated investments that closed after June 30, 2014.
Additionally, upon consolidation of the 8 investment entities, we remeasured their assets and liabilities at fair value and recognized a net remeasurement gain of $10.2 million, or $7.7 million after the effect of deferred tax expense, within the other real estate equity segment. As a result of consolidating these previous equity-method investments, total income, primarily rental and hotel operating income, and total expenses, primarily depreciation and property and hotel operating expenses, were grossed up by $30.8 million and $26.0 million, respectively, in the second quarter of 2015. This impact from consolidation of previous equity method investments, together with new investments that closed after June 30, 2014, accounted for the significant increase of $41.9 million and $44.6 million in total income between the three and six months ended June 30, 2015 and 2014, respectively, before the effect of lower equity in income of unconsolidated joint ventures, as well as $34.0 million and $36.8 in total expenses for the three and six months ended June 30, 2015 and 2014, respectively.
For the three months ended June 30, 2015, the real estate equity segment recorded a net income of $17.4 million, compared to $3.1 million of net income for the three months ended June 30, 2014. Excluding the effect of the net remeasurement gain, net income increased $6.6 million comparing the three months ended June 30, 2015 and 2014, reflecting a significant growth in our real estate equity segment.
Results are comparable for the six month period ended June 30, 2015 as net income was $24.4 million, compared to $10.2 million of net income for the same period in 2014. Excluding the effect of the net remeasurement gain, net income increased $6.5 million comparing the three months ended June 30, 2015 and 2014, reflecting a significant growth in our real estate equity segment.
Real Estate Debt
Our real estate debt portfolio includes originations and acquisitions of senior loans and subordinated debt including preferred equity that meets certain risk and fixed return parameters. We hold our real estate debt investments and generate interest income either directly or indirectly through our investments in unconsolidated investment entities. We have been continually investing in our target assets over time, and therefore, income from some investments may reflect less than a full quarter’s results of operations. We have also sold or received early payoffs on some of our debt investments, sometimes at substantial gains, which affect period over period comparability. During the twelve months ended June 30, 2015, we continued to grow our portfolio in Europe with 7 new consolidated real estate debt investments across Europe.
Within the real estate debt segment, we consolidated 44 investment entities in the second quarter of 2015 which were previously equity-method investments. Additionally, there were 8 new consolidated investments that closed subsequent to June 30, 2014.
At June 30, 2015, total assets in the real estate debt segment has grown to approximately $4.7 billion from $3.0 billion at December 31, 2014 and included $1.7 billion of newly consolidated loans receivable held by the previous equity-method investment entities. Total loans receivable balance was $4.0 billion at June 30, 2015 compared to $2.1 billion at December 31, 2014. These investment entities also contributed approximately $0.1 billion of debt in the second quarter of 2015 upon consolidation. Total debt held by the real estate debt segment was $0.9 billion at June 30, 2015 compared to $0.8 billion at December 31, 2014.

Net gain from remeasurement of assets and liabilities of the 44 consolidated investment entities within the real estate debt segment was $31.3 million, or $30.4 million, after the effect of deferred tax expense. As a result of consolidating these previous equity-method investments, total income, primarily interest income, and total expenses were grossed up by $56.0 million and $14.1 million, respectively, in the second quarter of 2015. This impact from consolidation of previous equity method investments, together with new investments that closed after June 30, 2014, accounted for the significant increase of $36.4 million and $55.3 million in total income comparing the three and six periods in 2015 and 2014, respectively, before the effect of lower equity in income of unconsolidated joint ventures.
For the three months ended June 30, 2015, net income of the real estate debt segment was $118.2 million, compared to $71.3 million of net income for the three months ended June 30, 2014. Excluding the effect of the net remeasurement gain, net income increased $16.5 million comparing the three months ended June 30, 2015 and 2014, reflecting a significant growth in our debt investments.
For the six months ended June 30, 2015, net income of the real estate debt segment was $180.3 million, compared to $116.1 million of net income for the three months ended June 30, 2014. Excluding the effect of the net remeasurement gain, net income increased $33.8 million comparing the six months ended June 30, 2015 and 2014.
Investment Management
Following the closing of the Combination on April 2, 2015, the acquired investment management business constituted a new segment, Investment Management. As of June 30, 2015, the Company had $18.7 billion of AUM(1) and $9.0 billion of FEEUM(2) compared to $17.7 billion of AUM and $9.2 billion of FEEUM as of April 2, 2015. AUM increased primarily due to the increase of the fair value of investments under management in excess of a decrease from realizations of certain investments. FEEUM is not based on fair value and decreased as a result of the realizations of certain investments in excess of additions to FEEUM. The investment management segment recorded net income after tax of $7.3 million for the second quarter of 2015.
Fee income for the second quarter of 2015 was $21.8 million and was derived from management of primarily Colony-sponsored funds and their underlying investments. Management fee rates generally range between 0.5% and 1.5% per annum. Costs incurred within the Investment Management segment comprise primarily amortization of intangible assets acquired through the Combination and compensation costs allocated to our investment management business. We will sponsor new Colony funds or other investment vehicles as general partner and may be entitled to performance-based incentives depending on the returns of such funds in the future.
In May 2015, we also acquired a 50% interest in a German-based fund and asset management platform with approximately €1.0 billion of assets under management. Our interest is reported as an equity-method investment within the Investment Management segment. The results from this European asset management platform were negligible for the second quarter of 2015.

_________
(1) Assets Under Management (“AUM”) refers to the assets for which the Company provides investment management services and includes assets for which it may or may not charge management fees and/or performance allocations. AUM is the sum of: a) the gross fair value of investments held directly by the Company or managed by the Company on behalf of its private funds, co-investments, or other investment vehicles; b) leverage, inclusive of debt held by investments and deferred purchases prices; c) uncalled limited partner capital commitments which the Company is entitled to call from investors during the given commitment period at its discretion pursuant to the terms of their respective funds; and d) with respect to majority-owned and substantially controlled investments the Company consolidates gross assets attributable to third-party investors. The Company’s calculations of AUM may differ from the calculations of other asset managers, and as a result this measure may not be comparable to similar measures presented by other asset managers.
(2) Fee-Earning Equity Under Management (“FEEUM”) refers to the equity for which the Company provides investment management services and from which it derives management fees and/or performance allocations. FEEUM excludes approximately $1.5 billion of equity capital previously managed for CAH which is no longer fee-bearing following the separate internalization of its manager. FEEUM includes $0.8 billion of uncalled limited partner capital commitments which will not bear fees until such capital is called at the Company’s discretion. The Company’s calculations of FEEUM may differ from the calculations of other asset managers, and as a result this measure may not be comparable to similar measures presented by other asset managers.

Amounts Not Allocated to Segments
Amounts not allocated to segments represent all corporate level assets and liabilities, as well as costs not directly attributable to other segments but support our overall business activities and operations.
Resulting from the Combination, costs previously borne and allocated by the Manager through a management fee charge are now incurred directly by us, primarily as compensation, administrative and overhead costs, and certain assets held by CCLLC were transferred to us as part of the Combination. Compensation costs which are directly attributable, or otherwise can be subjected to a reasonable and systematic allocation, have been allocated to each of the reportable segments, with remaining costs unallocated. Administrative expenses and overhead costs which benefit all lines of business as a whole are generally not allocated to reportable segments, and similarly, any reimbursements of such costs by affiliates remain unallocated. Other costs not allocated to reportable segments include interest expense related to corporate level debt, costs associated with unconsummated deals and transaction costs in connection with the Combination. Assets and liabilities not allocated to reportable segments consist mainly of cash and other assets not specifically identifiable to investments or related activities, including fixed assets, and corporate level financing consisting of convertible senior notes issued, credit facility and notes payable.

Non-GAAP Supplemental Financial Measure: Funds from Operations
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Net income attributable to common stockholders	$47,906	$32,078	$51,463	$48,453
Adjustments for FFO attributable to common interests in Operating Company and common stockholders:
Net income attributable to noncontrolling common interests in Operating Company	9,138	—	9,138	—
Real estate depreciation and amortization	37,198	8,897	69,343	16,126
Impairment of real estate	64	601	1,608	662
(Gain) loss on sales of real estate	(545)	2,477	(724)	(1,996)
Less: Adjustments attributable to noncontrolling interests in investment entities	(10,602)	(10)	(18,006)	(19)
FFO attributable to common interests in Operating Company and common stockholders	$83,159	$44,043	$112,822	$63,226

Information About Our Real Estate Portfolios
Real Estate Equity Portfolio
The following table sets forth certain information regarding investment properties wholly-owned or partially owned by us that are consolidated and presented as real estate assets, net, excluding foreclosed properties, on the condensed consolidated balance sheet as of June 30, 2015. Certain properties are pledged as security under our secured debt as of June 30, 2015.

Location	Property Type	Number of Properties	Number of Buildings	Rentable Square Feet (in thousands)	Annualized Base Rent (in thousands) (1)	Percentage Occupied	Number of Leases	Lease Expiration (2)	Year Acquired
Light Industrial Platform
Arizona	Industrial	10	10	721	$2,193	73%	9	12/2015 to 8/2024	2014
Colorado	Industrial	8	8	1,128	4,243	99%	26	10/2015 to 3/2023	2014
Florida	Industrial	7	12	1,173	5,232	91%	36	9/2015 to 1/2024	2014
Georgia	Industrial	67	81	7,797	26,650	90%	215	9/2015 to 4/2030	2014
Illinois	Industrial	33	33	3,828	15,471	90%	56	7/2015 to 12/2026	2014
Kansas	Industrial	1	1	172	743	100%	1	11/2024	2014
Maryland	Industrial	2	3	230	783	100%	7	7/2016 to 8/2021	2015
Minnesota	Industrial	14	15	1,993	8,587	87%	54	9/2015 to 10/2025	2014-2015
Missouri	Industrial	16	16	2,847	8,936	85%	38	7/2015 to 7/2024	2014
New Jersey (3)	Industrial	21	22	1,343	5,615	82%	48	8/2015 to 10/2024	2014-2015
Pennsylvania	Industrial	9	9	2,106	7,944	89%	22	12/2015 to 1/2026	2014-2015
Tennessee	Industrial	3	3	383	138	15%	3	2/2017 to 3/2019	2014
Texas	Industrial	66	85	8,269	32,939	95%	222	7/2015 to 4/2040	2014-2015
Utah	Industrial	15	16	1,269	5,439	97%	30	8/2015 to 11/2023	2014
Wisconsin	Industrial	1	1	144	719	100%	1	10/2022	2014
		273	315	33,403	125,632	90%

Location	Property Type	Number of Properties	Number of Buildings	Rentable Square Feet (in thousands)	Annualized Base Rent (in thousands) (1)	Percentage Occupied	Number of Leases	Lease Expiration (2)	Year Acquired
Other Real Estate Equity
Minnesota	Office	1	2	502	9,568	100%	1	9/2020	2013
Ohio	Industrial	1	3	1,140	2,737	100%	1	7/2029	2014
Arizona	Mixed use	1	2	82	1,644	100%	1	6/2027	2014
Arizona	Office	1	1	440	3,799	62%	19	7/2015 to 6/2022	2014
Switzerland	Education	2	20	304	14,329	100%	2	1/2035	2015
UK	Office	26	26	1,082	12,449	91%	121	10/2015 to 11/2070	2014-2015
Germany	Office	1	1	753	5,230	93%	12	10/2016 to 1/2025	2014
Italy	Office	113	113	1,023	5,371	54%	62	7/2015 to 3/2021	2014
Spain and Portugal	Industrial	14	14	1,101	4,584	100%	14	12/26/2029	2014
Norway	Office	1	26	1,319	14,631	100%	1	6/8/2030	2015
		161	208	7,746	74,342
		434	523	41,149	$199,974
__________

(1)
Represents annualized fixed base rental amount in effect as of June 30, 2015 using rental revenue computed on a straight-line basis in accordance with GAAP and excludes the impact of amortization of above- and below-market lease values. Rents denominated in foreign currencies have been translated at the spot rate on June 30, 2015.

(2)	Excludes renewal options

(3)	Includes one parcel of vacant land with no lease
Real Estate Debt Portfolio
Our real estate debt investment segment comprises originations and acquisitions of senior and subordinated loans and debt securities, including purchased credit-impaired ("PCI") loans. The following table presents the collateral diversification of our loan portfolio, both held directly and through investments in unconsolidated joint ventures, and our proportionate share thereof:

	June 30, 2015					December 31, 2014
	Total Portfolio		Company's Proportionate Share			Total Portfolio		Company's Proportionate Share
(Amounts in thousands)	Unpaid Principal Balance	Amortized Cost	Unpaid Principal Balance	Amortized Cost	Weighted Average Coupon	Unpaid Principal Balance	Amortized Cost	Unpaid Principal Balance	Amortized Cost	Weighted Average Coupon
Non-PCI Loans
Residential	$524,841	$519,592	$153,604	$151,975	9.3%	$366,081	$365,051	$111,046	$110,752	9.9%
Multifamily	715,199	706,206	629,417	623,495	5.7%	625,286	615,564	542,932	536,637	5.9%
Office	448,371	446,151	359,251	357,516	7.1%	297,189	293,534	261,231	258,638	6.7%
Retail	623,506	620,163	502,152	500,152	7.8%	495,894	483,208	416,197	408,941	8.3%
Hospitality	797,791	772,525	442,375	444,775	10.1%	794,419	792,139	457,173	455,381	10.0%
Industrial	15,140	15,017	14,904	14,783	5.4%	5,140	5,097	4,924	4,883	5.4%
Other commercial	249,449	246,368	236,378	233,512	8.1%	245,319	241,335	237,932	234,195	8.3%
Land	102,058	107,140	60,034	62,265	13.1%	102,094	97,110	60,288	56,845	13.4%
	3,476,355	3,433,162	2,398,115	2,388,473	7.8%	2,931,422	2,893,038	2,091,723	2,066,272	8.1%
PCI Loans
Residential	86,548	44,521	23,289	14,980		111,539	47,182	26,310	15,433
Multifamily	222,581	166,069	77,237	61,265		257,932	165,706	84,004	58,295
Office	312,666	219,979	154,645	111,341		421,604	293,562	191,371	135,161
Retail	420,104	307,672	195,665	145,087		530,761	322,745	217,352	145,623
Hospitality	86,211	60,586	12,832	8,557		107,248	66,066	12,961	7,576
Industrial	145,346	104,335	42,273	32,430		249,849	174,931	99,531	82,352
Other commercial	246,227	140,714	41,911	22,770		365,069	150,644	51,118	19,435
Land	451,108	172,569	123,511	55,274		624,048	175,873	139,868	56,766
	1,970,791	1,216,445	671,363	451,704		2,668,050	1,396,709	822,515	520,641
Total	$5,447,146	$4,649,607	$3,069,478	$2,840,177		$5,599,472	$4,289,747	$2,914,238	$2,586,913

The following table summarizes the amortized cost of the total portfolio and the Company's proportionate share included in the table above:

	June 30, 2015		December 31, 2014
(In thousands)	Total Portfolio	Company's Proportionate Share	Total Portfolio	Company's Proportionate Share
Loans receivable, net, on the Company's condensed consolidated balance sheets (1)	$4,045,627	$2,702,811	$2,131,134	$1,843,404
Loans receivable, net, held by unconsolidated joint ventures (2)	581,788	117,941	2,127,148	719,366
ADC loans (3)	22,192	19,425	31,465	24,143
	$4,649,607	$2,840,177	$4,289,747	$2,586,913
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

Liquidity and Capital Resources
Our current primary liquidity needs are to fund:

•	acquisitions of our target assets and related ongoing commitments;

•	our general partner commitments to our future funds and co-investment commitments to other investment vehicles;

•	our operations, including compensation, administrative and overhead costs;

•	distributions to our stockholders;

•	principal and interest payments on our borrowings, including interest obligation on our convertible debt; and

•	income tax liabilities of taxable REIT subsidiaries and of the Company subject to limitations as a REIT.
Our current primary sources of liquidity are:

•	cash on hand;

•	our credit facility;

•	fees received from our investment management business;

•	cash flow generated from our investments, both from operations and return of capital;

•	proceeds from full or partial realization of investments;

•	investment-level financing; and

•	proceeds from public or private equity and debt offerings.

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
Liquidity Needs
Commitments
We have commitments in connection with our investment activities, including investments in unconsolidated joint ventures, as well as lease commitments as described in Note 20 to our consolidated financial statements.

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
Common Stock—Our board of directors declared the following dividends in 2015:

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 19, 2015	March 31, 2015	April 15, 2015	$0.37
May 6, 2015	June 30, 2015	July 15, 2015	0.37
August 5, 2015	September 30, 2015	October 15, 2015	0.38
Preferred Stock—We are required to make quarterly cash distributions on our outstanding preferred stock. Dividends are payable on or about the 15th of each January, April, July and October.

		Shares Outstanding June 30, 2015 (In thousands)	Quarterly Cash Distributions
Description	Dividend Rate Per Annum		Total (In thousands)	Per Share
Series A 8.5% Cumulative Redeemable Perpetual	8.50%	10,080	$5,355	$0.53125
Series B 7.5% Cumulative Redeemable Perpetual	7.50%	3,450	1,617	0.46875
Series C 7.125% Cumulative Redeemable Perpetual	7.125%	11,500	5,121	0.44531
		25,030	$12,093
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
Investment-Level Financing
We have various forms of investment-level financing from commercial banks on several of our investments, including several loan portfolios and real estate equity portfolios, described as secured and unsecured debt in Note 10 to our consolidated financial statements
In April 2015, we entered into another Repurchase Facility ("April 2015 Repurchase Facility"), as described in Note 10 to our condensed consolidated financial statements. This is in addition to our existing Repurchase Facility that was entered into in February 2014 ("February 2014 Repurchase Facility"). As of August 6, 2015, the February 2014 Repurchase Facility was fully drawn and the April 2015 Repurchase Facility had $9.6 million available to be drawn.
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

Credit Facility
As described in Note 10 to our consolidated financial statements, the JPM Credit Agreement provides a secured revolving credit facility in the maximum principal amount of $645 million which may be increased to $800 million, subject to certain conditions. On July 8, 2015, the lenders agreed to increase the principal amount on the revolving credit facility to $800 million. The initial maturity of the JPM Credit Agreement is August 5, 2016, and any amounts outstanding upon maturity will convert automatically to a fully amortizing 2-year term loan payable in quarterly installments. In the event of such conversions, the term loan will continue to bear interest at the same rate as the revolving loans from which it was converted.
The maximum amount available to borrow under the JPM Credit Agreement at any time is limited by a borrowing base of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of net book value or a multiple of Core Earnings, a non-GAAP measure. Core Earnings is GAAP net income (loss) excluding non-cash equity compensation expense, incentive fees, real estate depreciation and amortization and unrealized gains or losses from fair value changes other than permanent impairment, adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-cash items after approval by a majority of our independent directors. As of August 6, 2015, the borrowing base valuation was sufficient to permit borrowings of up to the entire $800 million commitment, of which $244.6 million was available to be drawn.
The JPM Credit Agreement contains covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. At June 30, 2015, we were in compliance with all of the debt covenants and our actual results as of and for the three months ended June 30, 2015 were as follows:

($ in thousands)	Covenant Level	Actual Level at June 30, 2015
Financial covenant as defined in the Credit Agreement:
Consolidated Tangible Net Worth	Minimum $1,926,956	$2,292,797
Consolidated Fixed Charge Coverage Ratio	Minimum 1.50 to 1.0	2.98 to 1.0
Consolidated Leverage Ratio	Maximum 0.65 to 1.0	0.42 to 1.0
Liquidity	Minimum $5,000	$265,549
Convertible Senior Notes
Convertible Senior Notes issued by us and which remain outstanding are described in Note 10 to our consolidated financial statements.
Public Offerings
We have access to liquidity through public offerings of equity and debt securities. In April 2015, we filed a new shelf registration statement with the SEC that is effective for a term of three years and will expire in April 2018.
In April 2015, we issued 11,500,000 shares of our 7.125% Series C Preferred Stock, par value $0.01 per share, pursuant to a public offering under our current registration statement. See additional information included in Note 14 to our consolidated financial statements and in “—Dividends” above.
We may in the future offer and sell various types of debt and equity securities under our current shelf registration statement. These securities may be issued from time to time at our discretion based on our needs and depending upon market conditions and available pricing.
Cash and Cash Flows
The consolidated cash flows for the six months ended June 30, 2015 included three months of cash activities from the investment management business acquired through the Combination and from the 52 investment entities consolidated as of April 2, 2015. The following table summarizes our cash flow activities for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
(In thousands)	2015	2014
Net cash provided by operating activities	$127,996	$69,346
Net cash used in investing activities	(1,081,772)	(955,076)
Net cash provided by financing activities	931,153	880,273
Operating Activities
For the six months ended June 30, 2015, cash flows from operating activities increased $58.7 million, or 85%, compared to the six months ended June 30, 2014. The increase reflects the operating activities of the 52 consolidated investment entities as well as growth in our investment portfolio. Cash inflows from operating activities are primarily interest received from our investments in loans, rental payments collected from tenants of our portfolio of operating real estate properties, distributions of earnings from unconsolidated joint ventures, and fee income collected from our managed funds. This is partially offset by payment of operating expenses supporting our investments, including loan servicing and property operating costs. Additionally, following the Combination, we have assumed compensation and administrative costs from our Manager in lieu of a management fee expense.
Investing Activities
Investing activities include cash outlays for our contributions to unconsolidated joint ventures and for investments in loans and real estate assets during the periods, partially offset by distributions of capital from unconsolidated joint ventures resulting from principal repayments, loan resolutions and financing activities. Cash provided by investing activities also includes principal repayments of loans held for investment and proceeds from sales of real estate assets. We invested approximately $1.5 billion and $1.2 billion, primarily in new investments, during the six months ended June 30, 2015 and 2014, respectively. Included in cash used in investing activities for the six months ended June 30, 2015 is $55.9 million of upfront payments made pursuant to the Combination, net of cash acquired.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2015 reflects $277.9 million net proceeds from our preferred stock offering, $331.4 million of net borrowings on our credit facility, $378.7 million net borrowing on secured financing at the investment level, which includes net borrowings of the newly consolidated investment entities, and contributions from noncontrolling interests of $190.6 million. These amounts were offset by $95.3 million payment of dividends and $140.9 million distributions to noncontrolling interests. Net cash provided by financing activities for the six months ended June 30, 2014 reflects net proceeds of $83.5 million from our preferred stock offering, $336 million from our common stock offerings, $394.6 million from issuance of convertible senior notes, additional net borrowing amounts including $70.5 million on our credit facility and $38.6 million on secured financing, and contributions from noncontrolling interests of $81.8 million. These amounts were offset by $69.8 million payment of dividends and $46.9 million distributions to noncontrolling interests.
Contractual Obligations and Commitments
We have contractual obligations in connection with our debt obligations, as described in Note 10 to our consolidated financial statements as well as our contingent consideration related to the Combination, if performance targets are met, as described in Note 20 to our consolidated financial statements. See "—Commitments" for a description of our commitments.

Off-Balance Sheet Arrangements
In connection with financing arrangements for certain unconsolidated joint ventures, the Company provided customary non-recourse carve-out guarantees. The Company believes that the likelihood of making any payments under the guarantees is remote, and has not accrued for a guaranty liability as of June 30, 2015.

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

Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Other than the adoption of new accounting policies applicable upon the Combination, there have been no material changes to our critical accounting policies or those of our unconsolidated joint ventures since the filing of our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2014. Our critical accounting policies as well as new accounting policies applicable upon the Combination are included in Note 2 to our consolidated financial statements.
Recent Accounting Updates
Recent accounting updates are included in Note 2 to our consolidated financial statements.

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
Credit Risk
Our joint venture investments and loans receivable are subject to a high degree of credit risk. Credit risk is the exposure to loss from loan defaults. Default rates are subject to a wide variety of factors, including, but not limited to, borrower financial condition, property performance, property management, supply/demand factors, construction trends, consumer behavior, regional economics, interest rates, the strength of the U.S. economy, and other factors beyond our control. All loans are subject to a certain probability of default. We manage credit risk through the underwriting process, acquiring our investments at the appropriate discount to face value, if any, and establishing loss assumptions. We also carefully monitor the performance of the loans, including those held by the joint ventures, as well as external factors that may affect their value. For more information, see Part I, Item 2 “—Risk Management.”
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
The interest rate sensitivity table below illustrates the projected impact of changes in interest rates in 1% increments on our net income for twelve months, assuming no changes in our interest-bearing assets and liabilities mix as it stood at June 30, 2015. Our floating rate loans and borrowings are predominantly indexed to 1-Month LIBOR. The maximum decrease in the interest rates is assumed to be 0.19%, the actual 1-Month LIBOR at June 30, 2015.

(Amounts in thousands)
Affected Line Item in the Consolidated Statement of Operations	+2.00%	+1.00%	-0.19%
Equity in income of unconsolidated joint ventures	$(1,587)	$(793)	$147
Interest income	31,235	15,618	(2,678)
Interest expense	(48,169)	(24,084)	4,477
Net (loss) income	(18,521)	(9,259)	1,946
Net (loss) income attributable to noncontrolling interests	(6,022)	(3,011)	632
Net (loss) income attributable to Colony Capital, Inc.	$(12,499)	$(6,248)	$1,314
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
Currency Risk
We have foreign currency rate exposures related to our foreign currency denominated investments. Changes in foreign currency rates can adversely affect the fair values and earnings of our non-U.S. holdings. As of June 30, 2015, we had approximately €368.2 million, £135.9 million, CHF54.4 million and NOK924.5 million or a total of $799.6 million, in European investments. A 1% change in these foreign currency rates would result in a $8.3 million increase or decrease in translation gain or loss on our investments in unconsolidated joint ventures, loan investments and real estate assets. We mitigate this risk by utilizing currency instruments to hedge the capital portion of our foreign currency risk. The types of hedging instruments that we employed on our European investments were forwards and costless collars (buying a protective put while writing an out-of-the-money covered call with a strike price at which the premium received is equal to the premium of the protective put purchased) which involved no initial capital outlay. The puts were structured with strike prices approximately 10% lower than our cost basis in such investments, thereby limiting any foreign exchange fluctuations to approximately 10% of the original capital invested in the deal. At June 30, 2015, net tax-effected accumulated foreign exchange loss on the European investments was approximately $27.1 million, net of effect of hedging.
The following table summarizes the aggregate notional amount of the foreign exchange contracts in place, along with various key terms as of June 30, 2015. The maturity dates of these instruments approximate the projected dates of related cash flows for specific investments. Termination or maturity of currency hedging instruments may result in an obligation for payment to or from the counterparty to the hedging agreement. We are exposed to credit loss in the event of non-performance by counterparties for these contracts. To manage this risk, we select major international banks and financial institutions as counterparties and perform a quarterly review of the financial health and stability of our trading counterparties. Based on our review as of June 30, 2015, we do not expect any counterparty to default on its obligations.

Hedged Currency	Instrument Type	Notional Amount (in thousands)		FX Rates ($ per unit of foreign currency)	Range of Expiration Dates
EUR	Collar		€228,825	Min $1.09 / Max $1.57	July 2015 to May 2020
GBP	Collar		£71,685	Min $1.45 / Max $1.82	September 2017 to December 2019
EUR	Forward		€87,977	Range between $1.10 to $1.40	September 2015 to July 2018
GBP	Forward		£39,680	Range between $1.49 to $1.57	September 2015 to November 2015
CHF	Forward	CHF	53,184	Range between $1.47 to $1.50	January 2030
NOK	Forward	NOK	923,000	Range between $0.129 to $0.131	August 2015
Inflation
Many of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance more so than inflation, although inflation rates can often have a meaningful influence over the direction of interest rates. Furthermore, our financial statements are prepared in accordance with GAAP and our distributions are determined by our board of directors primarily based on our taxable income, and, in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.

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
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2015.
Changes in Internal Control over Financial Reporting
The Company acquired the Light Industrial Platform on December 18, 2014 and substantially all of the real estate investment management business and operations of CCLLC on April 2, 2015. Management is currently evaluating the policies, processes, systems and operations relating to these acquired businesses.
Except as described above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. Legal Proceedings.
The Company may be involved in litigations and claims in the ordinary course of business. As of June 30, 2015, the Company was not involved in any material legal proceedings.

ITEM 1A. Risk Factors.
There have been no material changes to the risk factors included in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2014.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The Class A Common Stock, Class B Common Stock and OP Units issued and sold pursuant to the Combination have been issued and sold in reliance on Section 4(a)(2) of the Securities Act. For information concerning the Combination, see Note 3 to Condensed Consolidated Financial Statements included in Item 1 of this Report.

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
Financial statements from the Quarterly Report on Form 10-Q of Colony Capital, Inc. for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Comprehensive Income, (4) Condensed Consolidated Statements of Equity, (5) Condensed Consolidated Statements of Cash Flows and (6) Notes to Condensed Consolidated Financial Statements

*	Filed herewith
**
IN ACCORDANCE WITH THE TEMPORARY HARDSHIP EXEMPTION PROVIDED BY RULE 201 OF REGULATION S-T, THE DATE BY WHICH THE INTERACTIVE DATA FILE IS REQUIRED TO BE SUBMITTED HAS BEEN EXTENDED BY SIX BUSINESS DAYS.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 10, 2015

COLONY CAPITAL, INC.

By:	/S/ Richard B. Saltzman
Richard B. Saltzman
Chief Executive Officer and President

By:	/s/ Darren J. Tangen
Darren J. Tangen
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)