Form 10-Q/A
period 2015-06-30
Colony Capital, Inc.
filed 2015-08-14
CIK 1467076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A (Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amended Filing”) is being filed to correct the debt covenant levels as of and for the three months ended June 30, 2015 in Part I, Item 2 “—Liquidity and Capital Resources” and to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T.  No other changes have been made to the Form 10-Q, as originally filed on August 10, 2015 (the “Original Filing”), but, for the convenience of the reader, this Amended Filing sets forth in its entirety, as amended, the Original Filing.  This Amended Filing continues to describe the conditions as of the date of the Original Filing and, except as contained herein, we have not updated or modified the disclosures contained in the Original Filing.
In accordance with applicable SEC rules, this Amended Filing includes new certifications required by Rule 13a-14 under the Securities and Exchange Act of 1934 from our Chief Executive Officer and Chief Financial Officer dated as of the date of filing of this Amended Filing.

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
The JPM Credit Agreement contains covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. At June 30, 2015, we were in compliance with all of the debt covenants and our actual results as of and for the three months ended June 30, 2015 were as follows:

($ in thousands)	Covenant Level	Actual Level at June 30, 2015
Financial covenant as defined in the Credit Agreement:
Consolidated Tangible Net Worth	Minimum $1,926,956	$2,351,688
Consolidated Fixed Charge Coverage Ratio	Minimum 1.50 to 1.0	2.79 to 1.0
Consolidated Leverage Ratio	Maximum 0.65 to 1.0	0.42 to 1.0
Liquidity	Minimum $5,000	$265,549
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
**
Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 14, 2015

COLONY CAPITAL, INC.

By:	/S/ Richard B. Saltzman
Richard B. Saltzman
Chief Executive Officer and President

By:	/s/ Darren J. Tangen
Darren J. Tangen
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)