Form 10-Q
period 2015-09-30
Colony Capital, Inc.
filed 2015-11-09
CIK 1467076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 5, 2015, 111,676,324 shares of the Registrant's Class A common stock and 563,987 shares of Class B common stock were outstanding.

COLONY CAPITAL, INC.

PART I—FINANCIAL INFORMATION
ITEM 1.    Financial Statements.
COLONY CAPITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash	$307,963	$141,936
Loans receivable, net	4,048,649	2,131,134
Real estate assets, net
Held for investment	2,686,402	1,643,997
Held for sale	355,645	—
Investments in unconsolidated joint ventures	923,712	1,646,977
Goodwill	685,068	20,000
Deferred leasing costs and intangible assets, net (including $14,160 and $0 held for sale intangible assets, net)	279,521	106,060
Due from affiliates	17,907	—
Other assets (including $5,014 and $0 held for sale)	399,743	181,744
Total assets	$9,704,610	$5,871,848
LIABILITIES AND EQUITY
Liabilities:
Line of credit	$357,500	$164,000
Accrued and other liabilities (including $10,427 and $0 held for sale)	356,639	128,119
Due to affiliates—contingent consideration	53,740	—
Due to affiliates—other	—	12,236
Dividends and distributions payable	63,017	47,537
Debt	2,892,788	1,979,665
Convertible senior notes	604,274	604,498
Total liabilities	4,327,958	2,936,055
Commitments and contingencies (Note 20)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share; $625,750 and $338,250 liquidation preference; 50,000 shares authorized; 25,030 and 13,530 shares issued and outstanding	250	135
Common stock, $0.01 par value per share
Class A, 449,000 shares authorized; 111,696 and 109,634 shares issued and outstanding	1,117	1,096
Class B, 1,000 shares authorized; 564 and 0 shares issued and outstanding	6	—
Additional paid-in capital	2,993,269	2,512,743
Distributions in excess of earnings	(105,127)	(68,003)
Accumulated other comprehensive loss	(12,645)	(28,491)
Total stockholders’ equity	2,876,870	2,417,480
Noncontrolling interests in investment entities	2,063,654	518,313
Noncontrolling interests in Operating Company	436,128	—
Total equity	5,376,652	2,935,793
Total liabilities and equity	$9,704,610	$5,871,848
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

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Loans receivable, net	$1,224,206	$807,761
Other assets	105,853	50,074
Total assets	$1,330,059	$857,835
Liabilities
Debt	$824,374	$537,268
Accrued and other liabilities	91,601	38,443
Total liabilities	$915,975	$575,711
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLONY CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income
Interest income	$142,269	$62,849	$289,676	149,914
Property operating income	86,435	4,323	213,458	10,819
Equity in income of unconsolidated joint ventures	6,879	9,263	44,184	53,016
Fee income (including $22,506, $0, $44,065 and $0 from affiliates, respectively)	23,070	—	45,068	—
Other income (including $2,054, $258, $4,051 and $714 from affiliates, respectively)	4,325	847	8,108	1,303
Total income	262,978	77,282	600,494	215,052
Expenses
Management fees (including $0, $1,810, $5,897 and $7,791 of share-based payments, respectively)	—	10,717	15,062	31,367
Investment and servicing expenses (including $0, $765, $366 and $2,114 reimbursable to affiliates, respectively)	6,804	1,500	15,383	4,129
Transaction costs	254	1,859	18,152	7,442
Interest expense	38,027	12,431	95,544	32,080
Property operating expenses	35,615	1,052	85,531	2,743
Depreciation and amortization	42,656	1,592	101,609	4,097
Provision for loan losses	26,495	—	30,937	—
Impairment of real estate assets	317	—	767	—
Compensation expense	25,734	499	54,993	1,484
Administrative expenses (including $0, $890, $1,922, and $2,300 reimbursable to affiliates, respectively)	11,154	2,186	26,731	6,367
Total expenses	187,056	31,836	444,709	89,709
Gain on sale of real estate assets, net	5,732	—	6,472	—
Gain on remeasurement of consolidated investment entities, net	—	—	41,486	—
Other (loss) gain, net	(6,491)	37	(8,282)	1,238
Income before income taxes	75,163	45,483	195,461	126,581
Income tax benefit	3,598	2,464	2,599	2,218
Net income	78,761	47,947	198,060	128,799
Net income attributable to noncontrolling interests:
Investment entities	22,264	8,993	62,580	30,466
Operating Company	7,200	—	16,338	—
Net income attributable to Colony Capital, Inc.	49,297	38,954	119,142	98,333
Preferred dividends	12,094	6,972	30,476	17,898
Net income attributable to common stockholders	$37,203	$31,982	$88,666	$80,435
Net income per common share:
Basic	$0.33	$0.30	$0.79	$0.86
Diluted	$0.32	$0.30	$0.79	$0.85
Weighted average number of common shares outstanding:
Basic	111,443	104,810	110,758	92,566
Diluted	136,138	121,029	126,976	103,563
Dividends declared per common share	$0.38	$0.36	$1.12	$1.07
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLONY CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$78,761	$47,947	$198,060	$128,799
Other comprehensive income (loss), net of tax:
Equity in other comprehensive income (loss) of unconsolidated joint ventures, net	—	693	(451)	(2,928)
Unrealized loss on beneficial interests in debt securities	—	—	—	(327)
Net change in fair value of cash flow hedges	67	(1)	(277)	(9)
Foreign currency translation adjustments:
Foreign currency translation adjustment gain (loss)	9,018	(41,418)	59,651	(34,869)
Change in fair value of net investment hedges	9,838	22,576	(16,934)	18,014
Net foreign currency translation adjustments	18,856	(18,842)	42,717	(16,855)
Other comprehensive income (loss)	18,923	(18,150)	41,989	(20,119)
Comprehensive income	97,684	29,797	240,049	108,680
Comprehensive income attributable to noncontrolling interests:
Investment entities	23,530	5,868	82,247	27,758
Operating Company	10,066	—	22,814	—
Comprehensive income attributable to stockholders	$64,088	$23,929	$134,988	$80,922
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLONY CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2013	10,080	$101	76,492	$765	$1,701,274	$(20,423)	$2,593	$1,684,310	$269,917	$—	$1,954,227
Net income	—	—	—	—	—	98,333	—	98,333	30,466	—	128,799
Other comprehensive (loss) income	—	—	—	—	—	—	(17,411)	(17,411)	(2,708)	—	(20,119)
Issuance of 7.5% Series B Cumulative Redeemable Perpetual Preferred Stock	3,450	34	—	—	86,216	—	—	86,250	—	—	86,250
Issuance of common stock	—	—	32,606	326	717,544	—	—	717,870	—	—	717,870
Underwriter discount and offering costs	—	—	—	—	(3,551)	—	—	(3,551)	—	—	(3,551)
Issuance of common stock for incentive fees	—	—	21	—	464	—		464	—	—	464
Share-based compensation	—	—	515	5	8,087	—	—	8,092	—	—	8,092
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	81,907	—	81,907
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(108,524)	—	(108,524)
Preferred stock dividends	—	—	—	—	—	(18,149)	—	(18,149)	—	—	(18,149)
Common stock dividends declared ($1.07 per share)	—	—	—	—	—	(105,043)	—	(105,043)	—	—	(105,043)
Balance at September 30, 2014	13,530	$135	109,634	$1,096	$2,510,034	$(45,282)	$(14,818)	$2,451,165	271,058	$—	$2,722,223

Balance at December 31, 2014	13,530	$135	109,634	$1,096	$2,512,743	$(68,003)	$(28,491)	$2,417,480	$518,313	$—	$2,935,793
Net income	—	—	—	—	—	119,142	—	119,142	62,580	16,338	198,060
Other comprehensive income	—	—	—	—	—	—	15,846	15,846	19,667	6,476	41,989
Issuance of 7.125% Series C Cumulative Redeemable Perpetual Preferred Stock	11,500	115	—	—	287,385	—	—	287,500	—	—	287,500
Issuance of Class A common stock	—	—	1,428	14	37,375	—	—	37,389	—	—	37,389
Issuance of Class B common stock	—	—	564	6	14,765	—	—	14,771	—	—	14,771
Issuance of units in Operating Company	—	—	—	—	—	—	—	—	—	568,794	568,794
Offering costs	—	—	—	—	(9,406)	—	—	(9,406)	—	—	(9,406)
Share-based compensation	—	—	634	7	11,239	—	—	11,246	—	—	11,246
Consolidation of investment entities	—	—	—	—	—	—	—	—	1,700,114	—	1,700,114
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	225,999	—	225,999
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(463,019)	(16,312)	(479,331)
Preferred stock dividends	—	—	—	—	—	(31,272)	—	(31,272)	—	—	(31,272)
Common stock dividends declared ($1.12 per share)	—	—	—	—	—	(124,994)	—	(124,994)	—	—	(124,994)
Reallocation of equity of Operating Company (Note 15)	—	—	—	—	139,168	—	—	139,168	—	(139,168)	—
Balance at September 30, 2015	25,030	$250	112,260	$1,123	$2,993,269	$(105,127)	$(12,645)	$2,876,870	$2,063,654	$436,128	$5,376,652
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLONY CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities
Net income	$198,060	$128,799
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discount and net origination fees on purchased and originated loans	(18,218)	(64,282)
Paid-in-kind interest added to loan principal	(19,639)	(1,539)
Straight-line rents	(8,959)	(426)
Amortization of net above (below)-market lease values	2,560	(5)
Amortization of deferred financing costs	15,575	4,152
Equity in income of unconsolidated joint ventures	(44,184)	(53,016)
Distributions of income from unconsolidated joint ventures	54,469	60,842
Provision for loan losses	30,937	—
Impairment of real estate assets	767	—
Depreciation and amortization	101,609	4,097
Share-based compensation	11,246	8,556
Net gain on remeasurement of net assets of consolidated investment entities	(41,486)	—
Change in fair value of contingent consideration	(15,760)	—
Realized gain on sales of real estate assets	(6,472)	—
Foreign currency loss recognized on repayment of loans receivable	31,179	—
Changes in operating assets and liabilities:
Decrease in due from affiliates	2,359	—
(Decrease) increase in other assets	968	(6,493)
Increase in accrued and other liabilities	47,493	16,782
(Decrease) increase in due to affiliates	(12,236)	2,167
Other adjustments, net	(8,111)	(33)
Net cash provided by operating activities	322,157	99,601
Cash Flows from Investing Activities
Contributions to unconsolidated joint ventures	(339,222)	(325,617)
Distributions from unconsolidated joint ventures	340,157	118,251
Investments in purchased loans receivable, net of seller financing	(2,327)	(412,260)
Net disbursements on originated loans	(823,660)	(886,646)
Repayments of loans receivable	286,030	621,014
Cash receipts in excess of accretion on purchased credit impaired loans	361,156	—
Disbursements on acquisition of real estate assets, related intangibles and leasing commissions	(779,192)	(31,319)
Proceeds from repayment of beneficial interests in debt securities	—	28,000
Proceeds from sales of real estate assets	87,251	—
Acquisition of investment management business, net of cash acquired	(55,885)	—
Proceeds from settlement of derivative instruments	32,567	8,449
Other investing activities, net	(5,717)	(4,554)
Net cash used in investing activities	$(898,842)	$(884,682)

COLONY CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Nine Months Ended September 30,
	2015	2014
Cash Flows from Financing Activities
Proceeds from issuance of preferred stock, net	$277,945	$83,533
Proceeds from issuance of common stock, net	—	717,870
Dividends paid to preferred stockholders	(26,151)	(16,064)
Dividends paid to common stockholders	(122,900)	(92,347)
Line of credit borrowings	954,900	861,800
Line of credit repayments	(761,400)	(1,000,300)
Proceeds from secured financing	1,314,192	217,313
Secured financing repayments	(690,346)	(89,990)
Net proceeds from issuance of convertible senior notes	—	394,592
Payment of deferred financing costs	(18,031)	(7,505)
Payment of offering costs	—	(834)
Contributions from noncontrolling interests	225,999	81,907
Distributions to noncontrolling interests	(471,066)	(108,524)
Other financing activities, net	(10,231)	(843)
Net cash provided by financing activities	672,911	1,040,608
Cash held by investment entities consolidated (Note 7)	75,412	—
Effect of exchange rates on cash	(5,611)	(911)
Net increase in cash	166,027	254,616
Cash, beginning of period	141,936	43,167
Cash, end of period	$307,963	$297,783

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$76,045	$22,056
Cash paid for income taxes	$1,769	$1,528
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends payable	$63,017	$46,908
Seller-provided secured financing on purchased loans	$—	$82,328
Deferred financing costs deducted from convertible debt issuance proceeds	$—	$10,063
Accrued and other liabilities assumed in connection with acquisitions, net of cash assumed	$407	$—
Interest reserve for seller financing returned to borrower upon resolution of underlying collateral loan	$—	$1,405
Deferred tax liability assumed in a real estate acquisition	$29,987	$—
Settlement of debt through issuance of units in Operating Company	$10,000	$—
Issuance of common stock for acquisition of investment management business	$52,160	$—
Issuance of units in Operating Company for acquisition of investment management business	$558,794	$—
Net assets of investment entities consolidated, net of cash assumed (Note 7)	$2,637,278	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLONY CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)
1. Organization
Colony Capital, Inc. (prior to April 2, 2015, Colony Financial, Inc.) (the “Company”) was organized on June 23, 2009 as a Maryland corporation. The Company is a leading global real estate and investment management firm that targets attractive risk-adjusted investment returns. Its portfolio is primarily composed of: (i) general partner interests in Company-sponsored private equity funds and vehicles; (ii) real estate equity; and (iii) real estate and real estate-related debt. The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code, for U.S. federal income tax purposes.
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
Recent Accounting Updates
Revenue Recognition—In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, at an amount reflecting the consideration a company expects to receive in exchange for those goods or services. ASU 2014-09 may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect as of the date of initial application recognized in retained earnings. ASU 2014-09 is effective for fiscal years and interim periods beginning after December 15, 2016. Early adoption is not permitted. In July 2015, the FASB deferred the effective date of the new standard by one year to fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted but not before the original effective date. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements.
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
Debt Issuance Costs—In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented on the balance sheet as a direct deduction from the associated debt liability, rather than deferring the charges as an asset. This aligns the presentation of debt issuance costs and debt discounts on the balance sheet. ASU No. 2015-03 is effective for fiscal years and interim periods beginning after December 15, 2015, and will be applied retrospectively to each prior period presented. Early adoption is permitted. The Company will comply with the new presentation requirements upon adoption.
Measurement-Period Adjustments in Business Combinations—In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which requires that the cumulative impact of a measurement- period adjustment (including impact on prior periods) be recognized in the reporting period in which the adjustment amount is determined and therefore, eliminates the requirement to retrospectively account for the adjustment in prior periods presented. ASU No. 2015-16 is effective for fiscal years and interim periods beginning after December 15, 2015, and is to be applied prospectively to measurement-period adjustments that occur after the effective date. Early adoption is permitted. The Company will comply with the new guidance upon adoption.

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

(In thousands)
Consideration transferred
Cash paid	$60,900
Class A and Class B common stock issued	52,160
OP Units issued	558,794
Estimated fair value of contingent consideration (1)	69,500
$741,354
Identifiable assets acquired and liabilities assumed (2)
Cash	$5,015
Fixed assets	46,396
Other assets	23,039
Intangible asset:
Investment management contracts	46,000
Customer relationships	46,800
Trade name	15,500
Notes payable	(44,337)
Deferred tax liability	(43,673)
Other liabilities	(18,454)
76,286
Goodwill	665,068
$741,354
__________

(1)	Estimated fair value of the contingent consideration is subject to remeasurement each reporting period, as discussed in Note 13.

(2)
The estimated fair values and purchase price allocation are subject to retrospective adjustment during the measurement period, not to exceed one year, based upon new information obtained about facts and circumstances that existed as of the date of acquisition.

Total income and net income attributable to Colony Capital, Inc. from the investment management segment, as included in the condensed consolidated statement of operations were $22.7 million and $7.3 million, respectively, for the three months ended September 30, 2015, and $44.5 million and $13.3 million, respectively, for the nine months ended September 30, 2015.
The following table presents pro forma results of the Company as if the Combination had been consummated on January 1, 2014. The amounts have been calculated pursuant to the application of the Company’s accounting policies and adjusting the results of CCLLC's operations to reflect additional compensation expense, depreciation and amortization, income tax, and after eliminating intercompany transactions of the combined entities and allocation of net income to OP Units. The pro forma results for the nine months ended September 30, 2015 were adjusted to exclude acquisition-related expenses of approximately $15.1 million. The unaudited pro forma results are not indicative of future operating results.

	Nine Months Ended September 30,
(In thousands, except per share data)	2015	2014
Pro forma total income	$631,593	$300,641
Pro forma net income attributable to Colony Capital, Inc.	135,372	86,545
Pro forma net income attributable to common stockholders	104,896	68,647
Pro forma net income per common share:
Basic	$0.93	$0.71
Diluted	$0.91	$0.71

4. Securitizations and Variable Interest Entities
The Company consolidates VIEs for which it is deemed to be the primary beneficiary.
Securitizations
The Company securitizes loans receivable using VIEs as a source of financing. Securitization usually occurs in conjunction with or shortly after the Company's origination or purchase of the commercial mortgage loans. The securitization vehicles are structured as pass through entities that receive principal and interest on the underlying mortgage loan collateral and distribute those payments to the holders of the notes or certificates issued by the securitization vehicles. The loans are transferred into securitization vehicles such that these assets are restricted and legally isolated from the creditors of the

Company, and therefore are not available to satisfy the Company's obligations but only obligations of the securitization vehicles. The obligations of the securitization vehicles do not have any recourse to the general credit of any other consolidated entities, nor to the Company.
The Company retains beneficial interests in the securitization vehicles, usually equity tranches or subordinate securities, or in the interim period, senior securities. Affiliates of the Company or appointed third parties act as special servicer of the underlying collateral mortgage loans. The special servicer has the power to direct activities during the loan workout process on defaulted and delinquent loans as permitted by the underlying contractual agreements, which is subject to the consent of the Company, as the controlling class representative or directing holder who, under certain circumstances, has the right to unilaterally remove the special servicer.
The Company's continued involvement in the securitization vehicles as directing holder and controlling class representative allows the Company to maintain effective control over the loans transferred into the securitization trusts. Accordingly, these securitizations did not qualify as sale transactions and are accounted for as secured financing with the underlying mortgage loans pledged as collateral.
As the Company’s rights as the directing holder and controlling class representative provide the Company the ability to direct activities that most significantly impact the economic performance of the securitization vehicles, the Company is determined to be the primary beneficiary of the securitization vehicles. All of the underlying assets, liabilities, equity, revenue and expenses of the securitization vehicles are consolidated into the Company's condensed consolidated financial statements. The Company’s exposure to the obligations of the securitization vehicles is generally limited to its investment in these entities. The Company is not obligated to provide any financial support to these securitization vehicles and did not do so in the periods reported. As such, the risk associated with the Company’s involvement in the securitization vehicles is limited to the carrying value of its investment in these entities.
The secured financing is presented as debt and the underlying loan collateral as loans receivable, net on the condensed consolidated balance sheets attributable to securitization vehicles consolidated as VIEs. The carrying value of the Company's investment in the securitization vehicles was $414.1 million at September 30, 2015 and $282.1 million at December 31, 2014.
Other Variable Interest Entities
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

5. Loans Receivable
Below is a summary of the Company’s loans receivable, including purchased credit-impaired ("PCI") loans. Carrying amount of loans receivable are presented gross of allowance for loan losses, except where indicated as net.

	September 30, 2015				December 31, 2014
(Amounts in thousands)	Unpaid Principal Balance	Carrying Amount	Weighted Average Coupon	Weighted Average Maturity in Years	Unpaid Principal Balance	Carrying Amount	Weighted Average Coupon	Weighted Average Maturity in Years
Non-PCI Loans
Fixed rate
Mortgage loans	$828,061	$822,596	9.9%	4.1	$134,636	$126,185	6.4%	8.7
Securitized mortgage loans	139,793	143,043	6.4%	17.1	170,218	174,292	6.5%	17.1
B-notes	143,819	145,859	10.0%	3.2	143,376	140,312	8.5%	3.2
Mezzanine loans	174,198	176,733	11.9%	3.3	125,163	125,163	10.3%	4.6
	1,285,871	1,288,231			573,393	565,952
Variable rate
Mortgage loans	517,347	515,128	8.0%	1.6	331,192	326,491	6.9%	1.9
Securitized mortgage loans	1,078,694	1,073,934	5.5%	3.7	630,420	625,176	5.7%	6.2
Mezzanine loans	362,625	361,474	10.8%	0.9	367,863	365,825	10.9%	1.5
	1,958,666	1,950,536			1,329,475	1,317,492
	3,244,537	3,238,767			1,902,868	1,883,444
PCI Loans
Mortgage loans	1,280,329	833,357			334,500	239,702
Securitized mortgage loans	8,928	7,366			9,672	8,185
	1,289,257	840,723			344,172	247,887
Allowance for loan losses		(30,841)				(197)
Total loans receivable, net	$4,533,794	$4,048,649			$2,247,040	$2,131,134
Activity in loans receivable, net is summarized below:

	Nine Months Ended September 30,
(In thousands)	2015	2014
Carrying amount, net at January 1	$2,131,134	$1,028,654
Loan acquisitions and originations	926,659	1,381,234
Paid-in-kind interest added to loan principal	19,639	1,539
Discount and net loan fee amortization	119,631	62,512
Loan repayments	(285,530)	(612,925)
Payments received from PCI loans	(463,069)	(6,319)
Transfer to real estate asset upon foreclosure	(4,489)	—
Provision for loan losses, excluding interest receivable	(30,716)	—
Consolidation of loans receivable held by investment entities (Note 7)	1,629,496	—
Effect of changes in foreign exchange rates	5,894	(20,894)
Carrying amount, net at September 30	$4,048,649	$1,833,801

As discussed in Note 7, effective April 2, 2015, the Company was deemed to have a controlling financial interest in a number of its real estate investment entities, previously accounted for under the equity method. As a result, the Company consolidated these investment entities, including loans receivable held by these entities, a majority of which were PCI loans.

Loan Maturity and Aging
Carrying amount of loans receivable, excluding PCI loans, based on remaining maturities under contractual terms at September 30, 2015, was as follows:

(In thousands)	At September 30, 2015
Due in one year or less	$774,471
Due after one year through five years	1,943,092
Due after five years	521,204
$3,238,767
The following table provides an aging summary of loans receivable at carrying amount, excluding PCI loans.

(In thousands)	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total
At September 30, 2015	$3,212,337	$4,456	$1,286	$20,688	$3,238,767
At December 31, 2014	1,864,466	12,002	3,058	3,918	1,883,444
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
For the nine months ended September 30, 2015, there were no new PCI loans acquired other than those acquired through consolidation of the investment entities on April 2, 2015. The following table presents these PCI loans at acquisition date on April 2, 2015:

(In thousands)
Contractually required payments including interest	$1,936,499
Less: Nonaccretable difference	(850,212)
Cash flows expected to be collected	1,086,287
Less: Accretable yield	(121,130)
Fair value of loans acquired	$965,157
Changes in accretable yield of all PCI loans during the period were as follows:

	Nine Months Ended September 30,
(In thousands)	2015	2014
Beginning accretable yield	$98,523	$130,823
Additions	—	3,067
Changes in estimated cash flows	(16,519)	163
Accretion	(105,460)	(17,108)
Consolidation of PCI loans held by investment entities (Note 7)	121,130	—
Effect of changes in foreign exchange rates	(6,639)	(8,821)
Ending accretable yield	$91,035	$108,124
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
Nonaccrual Loans
Loans receivable, excluding PCI loans, that are past due 90 days or more as to principal or interest, or where reasonable doubt exists as to timely collection, including such loans that are identified as impaired, are generally placed on nonaccrual status. Interest receivable is reversed when loans are placed on nonaccrual status. Interest collections on nonaccruing loans for which ultimate collectability of principal is uncertain are applied as principal reductions; otherwise, such collections are credited to income when received. Loans may be restored to accrual status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected.
For PCI loans, if the cash flows expected to be collected could not be reasonably estimated to calculate the yield on the loans, the Company may consider placing such loans on nonaccrual, with interest income recognized using the cost recovery method or on a cash basis.
At September 30, 2015 and December 31, 2014, non-PCI loans with carrying amounts of $20.7 million and $3.9 million, respectively, have been placed on nonaccrual and there were no non-PCI loans past due 90 days or more that continued to accrue interest. At September 30, 2015 and December 31, 2014, no PCI loans were on nonaccrual status.
Impairment and Allowance for Loan Losses
The Company analyzes the extent and effect of any credit migration from underwriting and the initial investment review associated with the performance of a loan and/or value of its underlying collateral, as well as financial and operating capability of the borrower or sponsor. Specifically, operating results of collateral properties and any cash reserves are analyzed and used to assess whether cash from operations are sufficient to cover debt service requirements currently and into the future, ability of the borrower to refinance the loan, and/or liquidation value of collateral properties. Where applicable, the Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the collateral properties. Such analysis is performed at least quarterly, or more often as needed when impairment indicators are present.
Loans receivable are considered to be impaired when it is probable that the Company will not be able to collect all amounts due in accordance with contractual terms of the loans, including consideration of underlying collateral value. Allowance for loan losses generally excludes interest receivable as accrued interest receivable is reversed when a loan is placed on nonaccrual status, other than interest receivable on certain securitized loans for which the Company may receive interest advances from the servicer.
The Company evaluates impairment and allowance for loan losses on loans receivable, excluding PCI loans, on an individual loan basis. Impairment on PCI loans are evaluated on a pool basis based on loans with similar risk characteristics. The Company continues to estimate cash flows expected to be collected over the life of the PCI loans, and if, upon subsequent evaluation, the Company determines it is probable that the present value of the expected cash flows has decreased, the PCI loan is considered to be further impaired, resulting in a provision made for loan losses with a corresponding increase in allowance for loan losses.
Loans receivable, excluding PCI loans, are charged-off against allowance for loan losses when all or a portion of the principal amount, or interest on certain securitized loans as applicable, are determined to be uncollectible. A PCI loan is removed from its pool if it is sold, foreclosed or the expectation of any future proceeds is remote; and if its foreclosure or recovery value is less than its carrying value, the difference is first applied against the nonaccretable difference of the loan pool until fully utilized, thereafter the allocated basis of the PCI loan, on which there is a valuation reserve, is written-off against the allowance for loan losses.
The allowance for loan losses and carrying value of related loans receivable were as follows:

	At September 30, 2015		At December 31, 2014
(In thousands)	Allowance for Loan Losses	Carrying Value	Allowance for Loan Losses	Carrying Value
Non-PCI Loans	$228	$4,891	$197	$3,438
PCI Loans	30,613	185,316	—	—
	$30,841	$190,207	$197	$3,438
Changes in allowance for loan losses for the nine months ended September 30, 2015 is presented below. For the nine months ended September 30, 2014, there was no provision made and no charge-off against the allowance for loan losses.

(In thousands)	Nine Months Ended September 30, 2015
Allowance for loan losses at January 1	$197
Provision for loan losses	30,937
Charge-off	(293)
Allowance for loan losses at September 30	$30,841

6. Real Estate Assets
The Company's real estate assets comprise the following:

	Estimated Useful Life (in weighted average years)	September 30, 2015	December 31, 2014
(Amounts in thousands)
Real Estate Held for Investment
Land	NA	$499,995	$265,263
Buildings and improvements	34	2,176,991	1,351,798
Tenant improvements	10	68,699	33,357
Foreclosed properties	39	11,528	—
		2,757,213	1,650,418
Less: Accumulated depreciation		(70,811)	(6,421)
		2,686,402	1,643,997
Real Estate Held for Sale
Land, buildings and improvements	NA	265,173	—
Foreclosed properties	NA	90,472	—
		355,645	—
Real Estate Assets, Net		$3,042,047	$1,643,997
Consolidation of Real Estate Assets Held by Investments Entities
On April 2, 2015, the Company consolidated real estate assets, both real estate held for investment and held for sale, including foreclosed properties, held by investment entities which were previously accounted for under the equity method.
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
During the nine months ended September 30, 2015, the Company made additional acquisitions of light industrial properties in Minnesota, Texas, mid-Atlantic region and Georgia for total purchase price of $248.7 million. The acquisitions were deemed to be business combinations as the properties were acquired with existing leases. The total purchase price was allocated $42.5 million to land, $198.0 million to buildings and improvements and $8.0 million to net lease intangibles. Total transaction costs of $1.9 million were expensed in connection with the acquisitions.
In June 2015, the Company acquired a net-leased office complex in Norway, partially financed with a non-callable bond. The acquisition is a sale-leaseback transaction and deemed to be a real estate asset acquisition. The purchase price of approximately $327.0 million, including capitalized transaction costs of $2.8 million, was allocated $68.3 million to land, $256.0 million to buildings and improvements and $27.8 million to lease intangibles.
Depreciation and Impairment
Depreciation expense on real estate held for investment was $24.4 million and $1.2 million for the three months ended September 30, 2015 and 2014, respectively, and $58.8 million and $2.9 million, respectively, for the nine months ended September 30, 2015 and 2014.
The Company recorded impairment on real estate assets of $0.3 million and approximately $0.8 million for the three and nine months ended September 30, 2015, respectively, in connection with light industrial properties classified as held for sale and written down to fair value less costs to sell, as well as a write-down in values on foreclosed properties.
Real Estate Held for Sale
Real estate assets of $355.6 million were classified as held for sale during the nine months ended September 30, 2015 and remain as held for sale at September 30, 2015. Additionally, $109.3 million of certain real estate assets which were consolidated as held for sale on April 2, 2015, were transferred into held for investment in July 2015 as the criteria for classification as held for sale were no longer met.

For the three and nine months ended September 30, 2015, the Company recorded gain on sale of real estate, net, of $5.7 million and $6.5 million, respectively.
Property Operating Income
Property operating income includes rental income, tenant reimbursements and hotel operating income. The components are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2015	2014	2015	2014
Rental income	$60,333	$4,323	$150,384	$10,819
Tenant reimbursements	6,837	—	21,722	—
Hotel operating income	19,265	—	41,352	—
	$86,435	$4,323	$213,458	$10,819
Tenant reimbursements relate to properties owned by the Company and leased to tenants under operating leases which have expiration dates through 2034. Certain leases also provide for additional rents based on real estate taxes, utilities, insurance and other operating expenses.
Future Minimum Rents
Future contractual minimum rental payments under noncancelable operating leases, excluding tenant reimbursements, as of September 30, 2015, are as follows:

Year Ending December 31,	(In thousands)
Remaining 2015	$48,039
2016	186,341
2017	166,155
2018	142,867
2019	120,147
2020 and after	730,776
Total	$1,394,325
7. Investments in Unconsolidated Joint Ventures
The Company's investments in unconsolidated joint ventures comprise the following:

(In thousands)	September 30, 2015	December 31, 2014
Investments in unconsolidated joint ventures:
Equity method	$823,844	$1,646,977
Cost method	99,868	—
	$923,712	$1,646,977
Certain of the Company’s investments in real estate debt and equity are structured as joint ventures with one or more private investment funds or other investment vehicles managed by CCLLC or its affiliates prior to the Combination ("Co-Investment Funds"), or to a lesser extent, with unaffiliated third parties. These investment entities are generally capitalized through equity contributions from the members, although certain investments are leveraged through various financing arrangements. The assets of the investment entities may only be used to settle the liabilities of these entities and there is no recourse to the general credit of the Company nor the other investors for the obligations of these investment entities. Neither the Company nor the other investors are required to provide financial or other support in excess of their capital commitments. The Company’s exposure to the investment entities is limited to its equity method investment balance as of September 30, 2015 and December 31, 2014, respectively.
Equity Method Investments
Prior to the Combination, a majority of the Company’s investments in real estate debt and equity which were held in joint ventures with Co-Investment Funds were accounted for under the equity method as the Company did not have a controlling financial interest but exercised significant influence over these investment entities. Upon closing of the Combination on April 2, 2015, the Company became the investment manager of the Co-Investment Funds and employees of CCLLC, including those who are directors or officers of the investment entities, became employees of the Company. For real estate investment entities structured as joint ventures with Co-Investment Funds, combining the Company's interests with those held by the Co-Investment Funds, to which the Company now acts as investment manager, the Company is considered to have a controlling financial interest in these investment entities post-Combination. Therefore, the Combination represents a reconsideration event which resulted in a shift in controlling financial interest over these investment entities in favor of the Company. Accordingly, the Company consolidated 52 investment entities effective April 2, 2015. The Company did not acquire any economic interests in the Co-Investment Funds nor any additional economic interests in these investment entities as a result of the Combination.
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
The following table presents the combined assets, liabilities and noncontrolling interests of the consolidated investment entities as of April 2, 2015:

(In thousands)	April 2, 2015
Assets:
Cash	$75,412
Loans receivable, net	1,629,496
Real estate assets, net	812,672
Other assets	543,404
Total assets	$3,060,984
Liabilities:
Debt	$282,555
Accrued and other liabilities	65,739
Total liabilities	348,294
Noncontrolling interests	1,700,114
Equity attributable to Colony Capital, Inc.	$1,012,576
The fair value of the Company's proportionate share of equity interest in the investment entities was $1.0 billion. The excess of fair value over carrying value of the Company's equity interest in these investment entities, net of cumulative translation adjustments reclassified to earnings, resulted in a remeasurement gain of $41.5 million.
Total income and net income attributable to OP from these consolidated investment entities included in the condensed consolidated statement of operations for the three months ended September 30, 2015 were $74.0 million and $15.0 million, respectively, and for the nine months ended September 30, 2015 were $163.0 million and $34.0 million, respectively.
Activity in the Company’s equity method investment is summarized below:

	Nine Months Ended September 30,
(In thousands)	2015	2014
Balance at January 1	$1,646,977	$1,369,529
Contributions	241,562	325,617
Distributions	(394,625)	(179,093)
Equity in net income	44,184	53,016
Equity in other comprehensive (loss) income	(612)	937
Equity in realized loss (gain) reclassified from accumulated other comprehensive income	161	(3,865)
Equity method investment entities derecognized and consolidated	(957,009)	—
Equity method investments of newly consolidated investment entities	270,966	—
Foreign currency translation loss	(27,760)	(13,003)
Balance at September 30	$823,844	$1,553,138
In July 2015, the Company received total distributions of $77 million, which represented its 23.3% interest in a special distribution and a regular way quarterly distribution from CAH Operating Partnership, LP (“CAH OP”), an equity method investment that represents the Single-Family Residential Rentals segment.

No single investment in an unconsolidated joint venture represented greater than 10% of total assets as of September 30, 2015 and December 31, 2014 or generated greater than 10% of net income before tax for the nine months ended September 30, 2015 and 2014.
Cost Method Investment
In January 2015, the Company funded its equity commitment of $50 million to an investor consortium, alongside $50 million from a passive co-investment partner, for the acquisition of common stock in an investee. The Company uses the cost method to account for this non-marketable equity investment as it has neither a controlling interest nor significant influence over the underlying investee. Under the cost method, dividends received from the investment are recorded as dividend income to the extent they are not considered a return of capital, which is recorded as a reduction to the cost of investment. No dividend income was recorded for the three and nine months ended September 30, 2015.
Related Party Transactions of Unconsolidated Joint Ventures
Prior to the Combination, CCLLC and its affiliates incurred compensation, overhead and direct costs, as well as costs of property management on behalf of the joint ventures and AMCs, for which they were reimbursed by the joint ventures for amounts allocated. Subsequent to the Combination, the Company has assumed the activities of the Manager and has consolidated all of the AMCs and a majority of the joint ventures. Therefore, such costs and corresponding reimbursements have been eliminated upon consolidation. Total costs from such affiliates allocated to the joint ventures were $2.3 million for the three months ended March 31, 2015, and $11.6 million and $27.9 million for the three and nine months ended September 30, 2014, respectively. The Company’s proportionate share, based upon its percentage interests in the joint ventures, were $0.8 million for the three months ended March 31, 2015, and $3.0 million and $7.3 million for the three and nine months ended September 30, 2014, respectively.

8. Deferred Leasing Costs and Intangibles
The following table summarizes deferred leasing costs and intangible assets and intangible liabilities arising from acquisitions of operating real estate, including purchase-leaseback transactions, as well as acquisition of the investment management business:

	September 30, 2015			December 31, 2014
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$685,068	$—	$685,068	$20,000	$—	$20,000
Deferred Leasing Costs and Intangible Assets
Trade name	$15,500	$—	$15,500	$—	$—	$—
In-place lease values	121,916	(21,230)	100,686	48,018	(2,295)	45,723
Above-market lease values	26,130	(5,813)	20,317	23,194	(280)	22,914
Below-market ground lease obligations	5,245	(33)	5,212	1,420	(14)	1,406
Deferred leasing costs	65,695	(9,461)	56,234	36,788	(771)	36,017
Investment management contracts	46,000	(9,557)	36,443	—	—	—
Customer relationships	46,800	(1,671)	45,129	—	—	—
Total deferred leasing costs and intangible assets	$327,286	$(47,765)	$279,521	$109,420	$(3,360)	$106,060
Intangible Liabilities
Below-market lease values	$20,111	$(3,305)	$16,806	$10,282	$(114)	$10,168
Above-market ground lease obligations	171	(4)	167	171	—	171
Total intangible liabilities	$20,282	$(3,309)	$16,973	$10,453	$(114)	$10,339
At September 30, 2015, intangible assets and intangible liabilities related to real estate assets held for sale were approximately $14.2 million and $0.2 million, respectively. There were no intangible assets and intangible liabilities held for sale at December 31, 2014.
Acquisitions of Operating Real Estate
Goodwill of $20.0 million arising from the acquisition of a light industrial operating platform on December 18, 2014 represents the value of the acquired operating platform, which primarily consists of its work force and business processes. The goodwill amount recognized is not expected to be deductible for income tax purposes. This goodwill is assigned and reported under the light industrial platform segment. As of September 30, 2015, no indications of potential impairment to goodwill were identified.
Lease intangibles are amortized on a straight-line basis over the remaining term of the respective lease contracts assumed upon acquisition.
Acquisition of Investment Management Business
Goodwill of $665.1 million was recognized in connection with the acquisition of the investment management business through the Combination on April 2, 2015, and includes the fair value of the assembled workforce acquired. The goodwill amount recognized is not expected to be deductible for income tax purposes. This goodwill is assigned and reported under the investment management segment. As of September 30, 2015, no indications of potential impairment to goodwill were identified.
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
The following table summarizes the amortization of deferred leasing costs and finite-lived intangible assets and intangible liabilities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2015	2014	2015	2014
Above-market lease values	$(1,911)	$—	$(5,701)	$—
Below-market lease values	1,367	—	3,152	—
Decrease to rental income	$(544)	$—	$(2,549)	$—

Net below-market ground lease obligations
Increase to rent expense	$5	$—	$15	$—

In-place lease values	$6,940	$339	$19,102	$915
Deferred leasing costs	3,151	98	8,839	261
Investment management contracts	4,778	—	9,557	—
Customer relationships	836	—	1,671	—
Amortization expense	$15,705	$437	$39,169	$1,176

The following table presents the estimated annual amortization of deferred leasing costs and finite-lived intangible assets and intangible liabilities for each of the next five years and thereafter:

(In thousands)
Year Ending December 31,	Remaining 2015	2016	2017	2018	2019	2020 and after	Total
Deferred Leasing Costs and Intangible Assets
In-place lease values	$6,111	$19,639	$14,213	$10,716	$8,344	$41,663	$100,686
Above-market lease values	1,856	6,557	4,683	2,893	1,416	2,912	20,317
Below-market ground lease obligations	10	40	40	40	40	5,042	5,212
Deferred leasing costs	2,838	10,552	8,745	7,047	5,354	21,698	56,234
Investment management contracts	4,778	15,003	9,940	4,509	1,555	658	36,443
Customer relationships	836	3,343	3,343	3,343	3,343	30,921	45,129
Intangible Liabilities
Below-market lease values	$1,202	$4,385	$3,635	$2,705	$1,306	$3,573	$16,806
Above-market ground lease obligations	1	6	6	6	6	142	167

9. Other Assets and Other Liabilities
Other Assets
The following table summarizes the Company's other assets:

(In thousands)	September 30, 2015	December 31, 2014
Restricted cash (1)	$196,495	$76,945
Deferred financing costs, net (2)	53,590	51,103
Interest receivable	30,265	11,405
Other receivables, including straight-line rents	30,240	1,378
Derivative assets	22,832	26,479
Deferred tax asset	—	6,713
Prepaid expenses and other	21,126	7,721
Fixed assets, net	45,195	—
Total (3)	$399,743	$181,744
__________

(1)
Restricted cash includes borrower escrow accounts, tenant security deposits and escrow accounts for interest, property taxes and capital expenditure reserves required under secured financing agreements.

(2)	Deferred financing costs are shown net of accumulated amortization of $21.7 million and $13.1 million as of September 30, 2015 and December 31, 2014, respectively.

(3)	At September 30, 2015, other assets related to real estate held for sale was $5.0 million. There were no other assets held for sale at December 31, 2014.
Fixed assets, net consist of the following:

(In thousands)	September 30, 2015
Furniture, fixtures, equipment and software	$2,112
Aircraft	45,305
47,417
Less: Accumulated depreciation and amortization	(2,222)
Fixed assets, net (1)	$45,195
__________

(1)
The Company did not hold any fixed assets prior to and as of March 31, 2015. Fixed assets were acquired through the Combination. Depreciation and amortization expense included in the condensed consolidated statement of operations related to fixed assets was $1.0 million and $2.1 million for the three and nine months ended September 30, 2015.

Accrued and Other Liabilities
The following table summarizes the Company's accrued and other liabilities:

(In thousands)	September 30, 2015	December 31, 2014
Borrower and tenant reserves	$139,266	$74,237
Deferred income	26,239	8,750
Interest payable	15,663	10,990
Intangible liabilities	16,973	10,339
Derivative liabilities	1,479	6,718
Current and deferred tax liabilities	64,770	429
Accrued compensation and other payables	92,249	16,656
Total (1)	$356,639	$128,119
__________
(1)     Intangible liabilities, net, of $0.2 million and accrued and other liabilities of $10.2 million were related to real estate assets held for sale at September 30, 2015. There were no accrued and other liabilities held for sale at December 31, 2014.

10. Debt
Line of Credit
The Company has a credit facility (the “JPM Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent, and certain lenders. As of September 30, 2015, the JPM Credit Agreement provides a secured revolving credit facility in the maximum principal amount of $800 million, which was increased from $645 million on July 8, 2015.
The maximum amount available to borrow under the JPM Credit Agreement at any time is limited by a borrowing base of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of net book value or a multiple of Core Earnings (as defined in the management agreement between the Company and the Manager). As of September 30, 2015, the borrowing base valuation was sufficient to permit borrowings of up to the entire $800 million commitment, of which $442.5 million remained available.
Advances under the amended and restated JPM Credit Agreement accrue interest at a per annum rate equal to the sum of one-month LIBOR plus 2.75%. At September 30, 2015, the Company had outstanding borrowings bearing weighted average interest at 2.95%. The Company also pays a commitment fee of 0.5% or 0.4% of the unused amount (0.5% at September 30, 2015), depending upon usage.
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
The JPM Credit Agreement contains various affirmative and negative covenants, including financial covenants that require the Company to maintain minimum tangible net worth and liquidity levels and financial ratios, as defined in the JPM Credit Agreement. At September 30, 2015, the Company was in compliance with all of these financial covenants.
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
Secured and Unsecured Debt
A number of financing arrangements at previously unconsolidated investment entities are now consolidated as a result of the Combination (Note 7). The following table summarizes certain information about the Company's secured and unsecured debt:

(Amounts in thousands)					Carrying Amount
Type	Collateral	Interest Rate (per annum)	Maturity Date	Payment Terms (1)	September 30, 2015	December 31, 2014
Secured Debt:
Secured financing (2)	Portfolio of first mortgage loans and subordinated loan	1-month LIBOR+3.75%	Apr-2016	P&I	$23,621	$—
Secured financing (2)	Portfolio of first mortgage loans and subordinated loan	1-month LIBOR+3.75%	Apr-2016	P&I	19,534	—
Secured financing (2)	Portfolio of first mortgage loans and subordinated loan	1-month LIBOR+4.0%	Jun-2016	P&I	7,046	—
Secured financing (2)	Portfolio of first mortgage loans and subordinated loan	1-month LIBOR+3.75%	Jul-2016	P&I	10,379	—
Secured financing (2)	Portfolio of first mortgage loans and subordinated loan	1-month LIBOR+3.25%	Sept-2016	P&I	6,442	—
Secured financing (2)	Portfolio of first mortgage loans and subordinated loan	1-month LIBOR+2.85%	Dec-2017	P&I	74,977	90,164
Secured financing (3)	First mortgage loan secured by residential properties	1-month LIBOR+3.75%	Mar-2016	P&I	10,360	—
Secured financing (4)	Senior participation interest in a first mortgage loan and subordinated loan	1-month LIBOR+2.85%	NA	P&I	—	80,213
Repurchase facility (5)	Eligible first mortgage loans originated within Transitional CRE Lending Platform	1 month LIBOR+2.50%	Feb-2016	I/O	37,458	85,520
Repurchase facility (5)	Eligible first mortgage loans, including any corresponding mezzanine loans, originated within Transitional CRE Lending Platform	1 month LIBOR+2.30% to 2.75%	Apr-2018	I/O	70,965	—
First mortgage loan (6)	Hotel properties	1-month LIBOR+3.50%	Dec-2015	I/O	55,017	—
First mortgage loan (7)	Office property in Phoenix	1-month LIBOR+2.65%	Jul-2018	I/O	13,500	—
First mortgage loan (8)	Office property in Minnesota	4.84% fixed	Jan-2024	(8)	88,000	88,000
First mortgage loan (9)	Commercial properties in United Kingdom	3-month LIBOR+2.50%	Aug-2018	I/O	90,465	—
First mortgage loan (10)	Office properties throughout Italy	4.02% fixed	Nov-2018	(10)	80,640	—
First mortgage loan (11)	Warehouse properties in Spain and shares of borrowing entities	3-month Euribor+2.80%	Jun-2022	I/O	26,413	—
First mortgage loan (12)	Portfolio of light industrial properties across the U.S.	1-month LIBOR+2.25%	Dec-2019	I/O	919,561	1,088,500
First mortgage loan	Portfolio of light industrial properties across the U.S	3.80% fixed	Aug-2025	I/O	165,750	—
Revolving credit facility	Portfolio of light industrial properties across the U.S	1-month LIBOR+2.25%	Jul-2016	I/O	11,530	—
First mortgage loans (13)	Two higher education campuses in Switzerland	2.72% fixed	Dec-2029	(13)	125,487	—
Bond payable	Office property in Norway and shares of borrowing entity	3.91% fixed	Jun-2025	I/O	187,840	—
					2,024,985	1,432,397
Commercial Mortgage-Backed Securitization ("CMBS") Debt:
CMBS 2014-FL1 (14)	Portfolio of first mortgage loans originated within Transitional CRE Lending Platform	1-month LIBOR+1.78%	Apr-2031	I/O	126,239	126,204
CMBS 2014-FL2 (14)	Portfolio of first mortgage loans originated within Transitional CRE Lending Platform	1-month LIBOR+2.01%	Nov-2031	I/O	203,734	197,655
CMBS 2015-FL3 (14)	Portfolio of first mortgage loans originated within Transitional CRE Lending Platform	1-month LIBOR+2.36%	Sept-2032	I/O	340,350	—
CMBS MF 2014-1 (15)	Portfolio of first mortgage loans secured by multifamily properties	2.54% fixed	(15)	I/O	154,051	213,409
					824,374	537,268
Unsecured Debt:
Unsecured note (16)	—	—	Dec-2017	NA	—	10,000

Notes Payable:
Promissory notes (17)	Corporate aircraft	5.02% fixed	Dec-2025	P&I	43,429	—
Total					$2,892,788	$1,979,665
__________

(1)
Payment terms: P&I = Periodic payment of principal and interest; I/O = Periodic payment of interest only with principal at maturity (except for principal repayments to release collateral properties disposed)

(2)
These non-recourse financings, in connection with the Company's acquisitions of loan portfolios, require monthly interest payments and principal curtailment based upon the ratio of principal outstanding to collateral cost basis. The current principal curtailment requirement ranges from 65% to 80% of all excess cash flow from the underlying loan portfolios, after payment of certain loan servicing fees and monthly interest, but may increase or decrease in the future. The financing arrangements provide for either a single or a multiple 1-year extension option to the initial term.

(3)	The variable interest rate on the loan was fixed at 4.28% through an interest rate swap.

(4)	This was a non-recourse financing in connection with a loan portfolio acquisition and was paid off in April 2015.

(5)
The Company entered into two master repurchase agreements with different commercial banks to partially finance loans within its Transitional Commercial Real Estate ("CRE") Lending Platform, which provides up to $150 million under each warehouse facility for financing of eligible assets within the platform. The initial term of each facility is subject to a 1 -year extension option.

(6)	The loan requires a 0.25% special servicing fee until maturity and a 0.50% workout fee on prepayments.

(7)	Initial term on the loan is subject to two 1-year extensions, during which principal and interest payments are required.

(8)	The loan requires monthly interest payments until January 2016, thereafter principal and interest payments based on a 30-year amortization schedule.

(9)	The loan has two 1-year extensions on its initial term and requires an interest rate cap to be maintained at a 2.25% strike on 3-month LIBOR.

(10)
Seller provided zero-interest financing on acquired portfolio of properties with imputed interest of 4.02%, requiring principal payments of €15,750,000, €35,437,500 and €27,562,000 in November 2016, November 2017 and November 2018, respectively. A discount was established at inception and is being accreted to debt principal as interest expense.

(11)	The loan requires an interest rate cap to be maintained at a 1.50% strike on 3-month EURIBOR.

(12)
This loan was obtained in connection with the acquisition of the portfolio of light industrial real estate assets and operating platform in December 2014, has three 1-year extension options, with interest rate increasing to 1-month LIBOR plus 2.5% after the fourth anniversary date, and requires an interest rate cap to be maintained at a 3.0% strike on 1-month LIBOR.

(13)
Concurrent with the acquisition of two single-tenant net leased properties, the Company obtained two 15-year, non-recourse, term loans which bear interest at a fixed weighted-average rate of 2.72%. The loans require quarterly interest payments until October 2015, thereafter principal and interest payments based on a 33-year amortization schedule.

(14)
The Company, through its indirect Cayman subsidiaries—Colony Mortgage Capital Series 2014-FL1 Ltd, Colony Mortgage Capital Series 2014-FL2 Ltd and Colony Mortgage Capital Series 2015-FL3 Ltd.—securitized commercial mortgage loans originated within the Company’s Transitional CRE Lending Platform. Generally, the senior notes issued by the securitization trusts were sold to third parties and subordinated notes retained by the Company. These 3 securitizations are accounted for as secured financing with the underlying mortgage loans pledged as collateral. Principal repayments from the underlying collateral loans must be applied to repay the debt until the balance is paid in full, notwithstanding the contractual maturities on the notes. The underlying collateral loans have initial terms of 2 to 3 years. Interest rate spreads on these CMBS debt are presented above on a weighted average basis.

(15)
The Company transferred acquired loans, secured by multifamily properties, into a securitization trust, Colony Multifamily Mortgage Trust 2014-1, with the most senior certificates issued by the trust sold to third parties and the Company retaining the remaining certificates. The securitization was accounted for as a secured financing with the underlying mortgage loans pledged as collateral. The certificates do not have a contractual maturity date. Notwithstanding, principal repayments from the underlying collateral loans must be applied to repay the debt until the balance is paid in full. The underlying collateral loans have initial remaining terms of 1 to 24 years.

(16)
In connection with the acquisition of the portfolio of light industrial real estate assets and operating platform in December 2014, the Company issued an unsecured note, scheduled to mature on the third anniversary of the acquisition date, to Cobalt Capital Management, L.P. ("CCM"), an affiliate of Cobalt Capital Partners, L.P. and a service provider that continues to manage the light industrial portfolio and its day-to-day operations. In May 2015, CCM exercised its rights pursuant to provisions under the note and contributed the note to OP in exchange for OP Units (Note 15).

(17)	Concurrent with the Combination, the Company assumed two promissory notes bearing interest at a fixed weighted-average rate of 5.02%.
The financing agreements require minimum scheduled principal payments or payments that depend upon the net cash flows from the collateral assets and the ratio of principal outstanding to collateral. The following table summarizes such future scheduled minimum principal payments and estimated principal payments based upon reasonable expectations of cash flows from the underlying collateral assets as of September 30, 2015:

Year Ending December 31,	(In thousands)
Remaining 2015	$117,317
2016	334,551	(1)
2017	457,087	(1)
2018	421,040	(1)
2019	947,953
2020 and after	622,228
Total	$2,900,176
__________

(1)	Amounts include a combined $7.4 million of discount on seller-provided zero-interest financing being accreted to debt principal.
Convertible Senior Notes
Convertible Senior Notes issued by the Company and outstanding as of balance sheet dates are as follows:

				Conversion Price (per share of common stock)		September 30, 2015		December 31, 2014
Description	Issuance Date	Due Date	Interest Rate		Redemption Date	Outstanding Principal (in thousands)	Carrying Amount (in thousands)	Outstanding Principal (in thousands)	Carrying Amount (in thousands)
5% Convertible Senior Notes	April 2013	April 15, 2023	5.00% fixed	$23.60	On or after April 22, 2020	$200,000	$200,000	$200,000	$200,000
3.875% Convertible Senior Notes	January and June 2014	January 15, 2021	3.875% fixed	24.82	On or after January 22, 2019	402,500	404,274	402,500	404,498
						$602,500	$604,274	$602,500	$604,498
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
Changes in fair value of derivatives designated as accounting hedges are recorded in accumulated other comprehensive income (“AOCI”) and reclassified into the line item in the income statement in which the hedged item is recorded in the same period the hedged item affects earnings. Hedge ineffectiveness as well as changes in fair value on derivatives not designated as accounting hedges are recorded in earnings in other (loss) gain, net.

Gross fair value of derivative assets and derivative liabilities included in the condensed consolidated balance sheets are as follows:

	September 30, 2015			December 31, 2014
(In thousands)	Designated Hedges	Non-Designated Hedges	Total	Designated Hedges	Non-Designated Hedges	Total
Derivative Assets
Foreign exchange contracts	$22,014	$138	$22,152	$25,820	$—	$25,820
Interest rate contracts	13	667	680	402	257	659
Included in other assets	$22,027	$805	$22,832	$26,222	$257	$26,479
Derivative Liabilities
Foreign exchange contracts	$1,460	$3	$1,463	$6,718	$—	$6,718
Interest rate contracts	16	—	16	—	—	—
Included in accrued and other liabilities	$1,476	$3	$1,479	$6,718	$—	$6,718
Certain counterparties to the derivative instruments require the Company to deposit cash or other eligible collateral for derivative financial liabilities exceeding $100,000. As of September 30, 2015, the Company had no amounts on deposit related to these agreements.
Foreign Exchange Contracts
The following table summarizes the aggregate notional amounts of designated and non-designated foreign exchange contracts in place as of September 30, 2015 along with certain key terms:

		Notional Amount (in thousands)
Hedged Currency	Instrument Type	Designated		Non-Designated		FX Rates ($ per unit of foreign currency)	Range of Expiration Dates
EUR	FX Collar		€132,785		€290	Min $1.09 / Max $1.53	December 2015 to November 2020
GBP	FX Collar		£68,000		£—	Min $1.45 / Max $1.82	September 2017 to December 2019
EUR	FX Forward		€101,978		€1,022	Range between $1.10 to $1.40	March 2016 to July 2018
GBP	FX Forward		£14,712		£338	Range between $1.51 to $1.52	November 2015 to December 2015
CHF	FX Forward	CHF	54,447	CHF	1,098	Range between $1.47 to $1.50	January 2030
NOK	FX Forward	NOK	923,000	NOK		$0.12	November 2015
Designated Net Investment Hedges
The Company’s foreign denominated net investments in subsidiaries or joint ventures, which hold loans receivable or real estate assets, totaled approximately €226.7 million, £102.8 million, CHF53.0 million and NOK926.4 million, or a total of $572.2 million, as of September 30, 2015 and €315.9 million and £128.0 million, or a total of $581.7 million, as of December 31, 2014.
The Company entered into foreign exchange contracts to hedge the foreign currency exposure of its investments in foreign subsidiaries or equity-method joint ventures, designated as net investment hedges, as follows:

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
Release of AOCI related to net investment hedges occurs upon losing a controlling financial interest in an investment or obtaining control over an equity-method investment. Upon sale, complete or substantially complete liquidation of an investment in a foreign subsidiary, or partial sale of an equity method investment, the gain or loss on the related net investment hedge is reclassified from AOCI to earnings. For the three months ended September 30, 2015, following substantially complete liquidation of the underlying investments of foreign subsidiaries, a net realized gain of $7.7 million on net investment hedges was reclassified out of AOCI into other (loss) gain, net. For the nine months ended September 30, 2015, including the impact from consolidation of foreign equity-method investments on April 2, 2015, net realized gains of $47.0 million on designated net investment hedges were reclassified out of AOCI, with $39.3 million as a component of gain on remeasurement of consolidated investment entities, net, and $7.7 million included in other (loss) gain, net. There were no realized gains or losses on net investment hedges transferred from equity into earnings during the three and nine months ended September 30, 2014.
Non-Designated Hedges
At the end of each quarter, the Company reassesses the effectiveness of its net investment hedges and as appropriate, dedesignates the portion of the derivative notional that is in excess of the beginning balance of its net investments as non-designated hedges. For the three and nine months ended September 30, 2015, the Company recognized $0.1 million of net unrealized gain and $0.2 million of net unrealized loss, respectively, on the dedesignated portion of net investment hedges in other (loss) gain, net. For the three and nine months ended September 30, 2014, there were no dedesignations of net investment hedges.
Additionally, there were no other foreign exchange contracts that were non-designated at September 30, 2015 and December 31, 2014.
Interest Rate Contracts
The Company uses various interest rate derivatives, designated as cash flows hedges or otherwise non-designated, to limit the exposure of increases in interest rates on various floating rate debt obligations.
As of September 30, 2015, the Company held the following designated and non-designated interest rate contracts:

	Notional Amount (in thousands)
Instrument Type	Designated	Non-Designated	Index	Strike	Expiration
Interest rate swaps	$10,350	$—	1-Month LIBOR	4.28%	March 2016
Interest rate caps	$750,000	$382,750	1-Month LIBOR	3.00%	December 2016
Interest rate caps	$112,418	$—	1-Month LIBOR	2.50%	November 2015 to August 2016
Interest rate caps	€—	€23,751	3-Month EURIBOR	1.50%	June 2022
Interest rate caps	£—	£53,820	3-Month LIBOR	2.25%	November 2018
Designated Cash Flow Hedges
Unrealized loss of approximately $0.1 million for ineffectiveness related to a cash flow hedge was recorded in earnings for both the three and nine month periods ended September 30, 2015. There was no ineffectiveness on cash flow hedges for the three and nine months ended September 30, 2014.
Non-Designated Hedges
For the three and nine months ended September 30, 2015, net unrealized loss associated with non-designated interest rate contracts of $0.2 million and $0.6 million, respectively, were recorded in other (loss) gain, net.
For the three and nine months ended September 30, 2014, unrealized gain on non-designated interest rate contracts of $4,000 and $18,000, respectively, were included in other (loss) gain, net.

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

		Gross Amounts Not Offset on Consolidated Balance Sheets
(In thousands)	Gross Amounts of Assets (Liabilities) Included on Consolidated Balance Sheets	(Assets) Liabilities	Cash Collateral Received (Pledged)	Net Amounts of Assets (Liabilities)
September 30, 2015
Derivative Assets
Foreign exchange forwards	$10,219	$(964)	$—	$9,255
Foreign exchange collars	11,933	(499)	—	11,434
Interest rate caps	680	—	—	680
	$22,832	$(1,463)	$—	$21,369
Derivative Liabilities
Foreign exchange forwards	$(964)	$964	$—	$—
Foreign exchange collars	(499)	499	—	—
Interest rate swap	(16)	—	—	(16)
	$(1,479)	$1,463	$—	$(16)
December 31, 2014
Derivative Assets
Foreign exchange forwards	$10,667	$—	$—	$10,667
Foreign exchange collars	15,153	(6,718)	—	8,435
Interest rate caps	480	—	—	480
Interest rate swap	179	—	—	179
	$26,479	$(6,718)	$—	$19,761
Derivative Liabilities
Foreign exchange collars	$(6,718)	$6,718	$—	$—
	$(6,718)	$6,718	$—	$—

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
Contingent consideration payable in connection with the Combination, included in due to affiliates, is remeasured at fair value each reporting period and classified under Level 3 of the fair value hierarchy. At closing of the Combination on April 2, 2015 and at June 30, 2015, the fair value was measured using a discounted payout analysis that was based on probability-weighted average estimates of achieving prescribed multi-year performance targets. These targets include a contractually-defined funds from operations ("Benchmark FFO") per share metric and capital raising in the funds management business. If the minimum performance target for either of these metrics is not met or exceeded, a portion of the contingent consideration paid in respect of the other metric would not be paid out in full. At September 30, 2015, the Company estimated the fair value of contingent consideration tied to Benchmark FFO by using a Monte Carlo simulation technique and considered the volatility of the Company's Class A common stock price against the potential payout, arriving at an estimated fair value of $53.7 million. The change in valuation methodology followed the stock market dislocation in August 2015 and the resulting increase in market volatility. The $16.9 million decrease in the estimated fair value of contingent consideration for the three months ended September 30, 2015 primarily reflected a sustained decline in the Class A common stock price, and was recognized as a component of other gain in the condensed consolidated statements of operations. In addition to the Company's Class A common stock price at September 30, 2015 and projected Benchmark FFO during the contingency period, the fair value of contingent consideration tied to Benchmark FFO was estimated using the following key inputs:

September 30, 2015
Benchmark FFO volatility	25.30%
Equity volatility	28.00%
Risk-free interest rate	0.85%
Correlation (1)	80.00%
__________

(1)	Represents the assumed correlation between Benchmark FFO and the Company's Class A common stock price
Nonrecurring Fair Values
The Company holds certain assets carried at fair value on a nonrecurring basis, which comprise loans held for sale, foreclosed properties and real estate held for sale carried at the lower of fair value and carrying value less estimated costs to sell. There were no assets carried at nonrecurring fair values at December 31, 2014. Nonrecurring fair values at September 30, 2015 were $70.1 million and consisted of foreclosed properties classified as held for sale that were written down to fair value. These assets fall under the Level 3 fair value hierarchy and their fair values were determined based on appraised values less estimated costs to sell. For the three and nine months ended September 30, 2015, $0.3 million and $0.8 million, respectively, were recognized in impairment of real estate assets on the condensed consolidated statements of operations, in connection with foreclosed properties held for sale and additionally, in relation to write down of a real estate asset that was sold in April 2015.
Fair Value Disclosure of Financial Instruments Reported at Cost
Carrying amounts and estimated fair values of financial instruments reported at amortized cost are presented below:

	Fair Value Measurements				Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total
September 30, 2015
Assets
Investments in unconsolidated joint ventures	$—	$—	$1,293,236	$1,293,236	$923,712
Loans held for investment	—	—	4,142,609	4,142,609	4,048,649
Liabilities
Line of credit	—	357,500	—	357,500	357,500
Secured and unsecured debt	—	—	2,024,962	2,024,962	2,024,985
CMBS debt	—	821,152	—	821,152	824,374
Notes payable	—	—	43,429	43,429	43,429
Convertible senior notes	600,682	—	—	600,682	604,274
December 31, 2014
Assets
Investments in unconsolidated joint ventures	$—	$—	$1,963,965	$1,963,965	$1,646,977
Loans held for investment	—	—	2,163,500	2,163,500	2,131,134
Liabilities
Line of credit	—	164,000	—	164,000	164,000
Secured and unsecured debt	—	—	1,442,397	1,442,397	1,442,397
CMBS debt	—	536,927	—	536,927	537,268
Convertible senior notes	617,763	—	—	617,763	604,498
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
The table below summarizes the preferred stock outstanding as of September 30, 2015:

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
Dividend Reinvestment and Direct Stock Purchase Plan
The Company’s Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”) provides existing common stockholders and other investors the opportunity to purchase shares (or additional shares, as applicable) of the Company’s Class A common stock by reinvesting some or all of the cash dividends received on their shares of the Company’s Class A common stock or making optional cash purchases within specified parameters. The DRIP Plan involves acquisition of Class A common stock either in the open market, directly from the Company as newly issued common stock, or in privately negotiated transactions with third parties. For the nine months ended September 30, 2015, there were no shares of Class A common stock acquired under the DRIP Plan.
Accumulated Other Comprehensive Income (Loss)
Changes in Components of AOCI—Stockholders and Noncontrolling Interests
The following tables present the changes in each component of AOCI attributable to stockholders and noncontrolling interests, net of immaterial tax effect. The changes in AOCI attributable to noncontrolling interests in 2014 were immaterial.

(In thousands)	Equity in AOCI of Unconsolidated Joint Ventures	Unrealized Gain/(Loss) on Beneficial Interests in Debt Securities	Gain (Loss) on Cash Flow Hedges	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Net Investment Hedges	Total
Balance at December 31, 2013	$3,621	$325	$(19)	$1,849	$(3,183)	$2,593
Other comprehensive income (loss) before reclassifications	937	(2,488)	(7)	(32,165)	17,761	(15,962)
Amounts reclassified from accumulated other comprehensive income	(3,865)	2,163	—	—	253	(1,449)
Net other comprehensive (loss) income	(2,928)	(325)	(7)	(32,165)	18,014	(17,411)
Balance at September 30, 2014	$693	$—	$(26)	$(30,316)	$14,831	$(14,818)

(In thousands)	Equity in AOCI of Unconsolidated Joint Ventures	Gain (Loss) on Cash Flow Hedges	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Net Investment Hedges	Total
Balance at December 31, 2014
Stockholders	$451	$(101)	$(52,643)	$23,802	$(28,491)
Noncontrolling interests in investment entities	—	(52)	(3,616)	(1)	(3,669)
	451	(153)	(56,259)	23,801	(32,160)
Other comprehensive income (loss) before reclassifications
Stockholders	(612)	(221)	(41,382)	30,001	(12,214)
Noncontrolling interests in investment entities	—	(144)	14,591	—	14,447
Noncontrolling interests in Operating Company	—	(10)	1,185	(107)	1,068
Amounts reclassified from accumulated other comprehensive income
Stockholders	161	51	67,194	(39,346)	28,060
Noncontrolling interests in investment entities	—	37	5,183	—	5,220
Noncontrolling interests in Operating Company	—	10	12,880	(7,482)	5,408
Net other comprehensive (loss) income	(451)	(277)	59,651	(16,934)	41,989
Balance at September 30, 2015
Stockholders	—	(271)	(26,831)	14,457	(12,645)
Noncontrolling interests in investment entities	—	(159)	16,158	(1)	15,998
Noncontrolling interests in Operating Company	—	—	14,065	(7,589)	6,476
	$—	$(430)	$3,392	$6,867	$9,829
Reclassifications out of AOCI—Stockholders
Information about amounts reclassified out of AOCI attributable to stockholders by component is presented below:

(In thousands) Component of AOCI reclassified into earnings	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Condensed Consolidated Statements of Operations
	2015	2014	2015	2014
Equity in realized (loss) gain on sale of marketable securities of unconsolidated joint ventures	$—	$—	$(161)	$3,865	Equity in income of unconsolidated joint ventures
Settlement loss on beneficial interests in debt securities	—	—	—	(2,163)	Other (loss) gain, net
Release of cumulative translation adjustments	—	—	(45,407)	—	Gain on remeasurement of consolidated investment entities, net
Release of cumulative translation adjustments	(21,787)	(254)	(21,787)	(253)	Other (loss) gain, net
Realization of net gain on net investment hedges	—	—	32,965	—	Gain on remeasurement of consolidated investment entities, net
Realization of net gain on net investment hedges	6,492	—	6,492	—	Other (loss) gain, net
Unrealized gain (loss) on dedesignated net investment hedges	88	—	(111)	—	Other (loss) gain, net
Unrealized (loss) on ineffective cash flow hedge	(51)	—	(51)	—	Other (loss) gain, net

15. Noncontrolling Interests
Noncontrolling Interests in Investment Entities
This represents interests in consolidated real estate investment entities held primarily by Co-Investment Funds, which prior to the Combination, were managed by CCLLC or its affiliates, and to a lesser extent, held by unaffiliated third parties. Allocation of net income or loss is based on contractual arrangements that govern sharing of economic returns from the investment entities, absence of which, allocation of net income or loss is made in accordance with relative ownership interests held by equity owners in each investment entity.
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

16. Earnings per Share
The following table provides the basic and diluted earnings per common share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2015	2014	2015	2014
Net income allocated to common stockholders
Net income	$78,761	$47,947	$198,060	$128,799
Net income attributable to noncontrolling interests:
Investment entities	(22,264)	(8,993)	(62,580)	(30,466)
Operating Company	(7,200)	—	(16,338)	—
Net income attributable to Colony Capital, Inc.	49,297	38,954	119,142	98,333
Preferred dividends	(12,094)	(6,972)	(30,476)	(17,898)
Net income attributable to common stockholders	37,203	31,982	88,666	80,435
Net income allocated to participating securities (nonvested shares)	(310)	(248)	(918)	(735)
Net income allocated to common stockholders—basic	36,893	31,734	87,748	79,700
Interest expense attributable to convertible notes (1)	6,819	4,172	12,541	8,554
Net income allocated to common stockholders—diluted	$43,712	$35,906	$100,289	$88,254
Weighted average common shares outstanding
Weighted average number of common shares outstanding—basic	111,443	104,810	110,758	92,566
Weighted average effect of dilutive shares (1)	24,695	16,219	16,218	10,997
Weighted average number of common shares outstanding—diluted	136,138	121,029	126,976	103,563
Earnings per share
Basic	$0.33	$0.30	$0.79	$0.86
Diluted	$0.32	$0.30	$0.79	$0.85
__________

(1)
OP units, subject to lock-up agreements, may be redeemed for registered or unregistered Class A common shares on a one-for-one basis. At September 30, 2015, there were 21,749,000 OP units outstanding that may be redeemed into 21,749,000 Class A common shares. These OP units would not be dilutive and were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2015.

For the nine months ended September 30, 2015, excluded from the calculation of diluted net income per share is the effect of adding back $7.9 million of interest expense and 8,476,400 weighted average dilutive common share equivalents for the assumed conversion of the Convertible Notes, as their inclusion would be antidilutive. Also excluded from the calculation of diluted income per share is the effect of adding back $280,000 of interest expense and 251,000 weighted average dilutive common share equivalents for the assumed repayment of the $10 million unsecured note issued to CCM (see Note 10) in shares of the Company's common stock as its inclusion would be antidilutive.

For the three and nine months ended September 30, 2014, excluded from the calculation of diluted net income per share is the effect of adding back $2.6 million and $7.9 million, respectively, of interest expense and 8,476,400 weighted average dilutive common share equivalents for the assumed conversion of the Convertible Notes, as their inclusion would be antidilutive.

17. Related Party Transactions
Affiliates include funds and other investment vehicles managed by the Company, directors, senior executives, and employees, and prior to the Combination, the Manager and its affiliates.
Amounts due from and due to affiliates, as presented on the condensed consolidated balance sheets, consist of the following:

(In thousands)	September 30, 2015	December 31, 2014
Due from Affiliates
Management fee receivable	$10,776	$—
Due from funds and unconsolidated joint ventures	3,852	—
Other	3,279	—
	$17,907	$—
Due to Affiliates
Contingent consideration	$53,740	$—
Amounts due to the Manager or its affiliates:
Base management fee expense	—	9,173
Secondment reimbursement	—	1,393
Reimbursement of direct and allocated administrative and investment costs	—	1,670
	$53,740	$12,236
Prior to the Combination, the Company was externally managed by an affiliate. Amounts payable to the Manager under this arrangement included:

▪	Base management fee of 1.5% per annum of stockholders' equity, as defined;

▪	Incentive fee each quarter, measured based on a core earning metric, as defined in the management agreement, payable in shares of the Company's common stock;

▪	Reimbursement of certain expenditures incurred by the Manager, including allocation of overhead costs; and

▪	Cost of employment for the Company's chief financial officer pursuant to a secondment agreement with an affiliate of the Manager.
Amounts incurred and payable to the Manager or its affiliates for periods prior to the Combination were as follows:

	Three Months Ended September 30, 2014	Nine Months Ended September 30,
(In thousands)		2015	2014
Base management fee expense	$8,907	$9,165	$23,112
Incentive fees	—	—	464
Compensation pursuant to secondment agreement	325	450	989
Direct and allocated investment-related expenses	765	366	2,114
Direct and allocated administrative expenses	890	1,922	2,300
	$10,887	$11,903	$28,979
Subsequent to the Combination which closed on April 2, 2015, the Company is internally managed and incurs all costs directly. Additionally, the management and investment personnel of the Manager became employees of the Company. Transactions with affiliates post-Combination include the following:
Base and Asset Management Fees—Pursuant to management and advisory agreements, the Company earns base and asset management fee income from managing Colony-sponsored funds and their respective investments. Base and asset management fees from affiliates, included in fee income, totaled $22.5 million and $44.1 million for the three and nine months ended September 30, 2015, respectively.

Other Income—The Company received cost reimbursement for administrative services provided to affiliates, including property management services on behalf of the Company's real estate investment entities, of approximately $2.1 million and $4.0 million for the three and nine months ended September 30, 2015, respectively, included in other income.
Due from Funds—The Company pays certain expenses on behalf of Colony-sponsored funds in the normal course of business, for which it is reimbursed. Such amounts due from funds was $1.5 million at September 30, 2015.
Advances—Certain employees are permitted to participate in co-investment vehicles which generally invest in Colony-sponsored funds alongside third party investors. Additionally, the Company grants loans to certain employees in the form of promissory notes bearing interest rates of up to 7% per annum with varying terms and repayment conditions. At September 30, 2015, such outstanding advances were immaterial.
Corporate Aircraft—The Company's corporate aircraft may occasionally be used for business purposes by affiliated entities or for personal use by certain senior executives of the Company. Affiliated entities and senior executives reimburse the Company for their usage based on the incremental cost to the Company of making the aircraft available for such use, and includes direct and indirect variable costs of operating the flights. These reimbursements were immaterial for the three months ended September 30, 2015 and amounted to $0.1 million for the nine months ended September 30, 2015, included in other income.
Contingent Consideration Liability—The contingent consideration in connection with the Combination is payable to certain senior executives of the Company, if prescribed performance targets are met, as described in Note 3.

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
Equity Incentive Plan
The 2014 Equity Incentive Plan (the “Equity Incentive Plan”), an amendment and restatement of the Company’s 2011 Equity Incentive Plan (the “2011 Plan”), provides for the grant of options to purchase shares Class A of common stock, share awards (including restricted stock and stock units), stock appreciation rights, performance awards and annual incentive awards, dividend equivalent rights, long-term incentive units, cash and other equity-based awards. Certain named executive officers of the Company, along with other eligible employees, directors as well as service providers are eligible to receive awards under the Equity Incentive Plan. The Company has reserved a total of 2,500,000 additional shares of Class A common stock for issuance pursuant to the Equity Incentive Plan, in addition to (i) the number of shares of Class A common stock available for issuance under the 2011 Plan and (ii) the number of shares of Class A common stock subject to outstanding awards under the 2011 Plan that terminate by expiration, forfeiture, cancellation or otherwise without the issuance of such shares of Class A common stock. The Equity Incentive Plan will expire in 2024 unless earlier terminated by the Company. The share awards granted under the Equity Incentive Plan generally vest 25% upfront and the remainder over a 3-year period from the date of grant.
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
Stock grants made to non-executive directors of the Company continue to be classified as employee awards. Amortization of stock grants to non-executive directors are included in compensation expense subsequent to the Combination, previously in administrative expense.

Share-based compensation expense recognized in the condensed consolidated statements of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Stock grants to the Manager and employees (1)	$2,414	$1,810	$10,719	$7,791
Stock grants to non-executive directors	97	111	527	301
	$2,511	$1,921	$11,246	$8,092

Changes in the Company’s nonvested share awards are summarized below:

	Restricted Stock Grants
	Non-Executive Directors	Manager and Employees (1)	Total	Weighted Average Grant Date Fair Value
Nonvested shares at December 31, 2014	15,234	674,204	689,438	$19.54
Granted	23,226	618,081	641,307	24.42
Vested	(23,532)	(484,947)	(508,479)	20.71
Forfeited	—	(6,905)	(6,905)	26.06
Nonvested shares at September 30, 2015	14,928	800,433	815,361	22.59
Weighted average grant-date fair value for shares granted during the period	$25.24	$24.39
_________
(1)    All outstanding stock grants made to the Manager prior to the Combination became employee awards effective April 2, 2015.
Fair value of shares vested were $65,400 for three months ended September 30, 2015, and $12.4 million and $6.9 million for the nine months ended September 30, 2015 and 2014, respectively. There were no shares vested for the three months ended September 30, 2014. Fair value of shares vested was determined based on the closing price of the Company's Class A common stock on respective vesting dates for non-employee awards and on the date of closing of the Combination for employee awards.
As of September 30, 2015, aggregate unrecognized compensation cost related to nonvested restricted stock grants was approximately $13.8 million and is expected to be fully recognized over a weighted-average period of approximately 23 months.

19. Income Taxes
The Company has elected to treat certain of its corporate subsidiaries as taxable REIT subsidiaries (each a “TRS”), which may hold assets that the REIT cannot, or does not intend, to hold directly, or to engage in certain real estate or non-real estate related business activities. Our current primary sources of income subject to tax are income from loan resolutions in some of our loan portfolios, income from our interests in asset management companies which manage some of our loan portfolios, hotel operations from our real estate equity portfolio and fee income from our investment management business. Each TRS entity is treated as a regular corporation for income tax purposes and may be subject to federal, state, local and foreign taxes on its income and/or property.
Components of the Company’s income tax benefit is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Current
Federal	$(218)	$400	$354	$1,053
State	(41)	(846)	370	(649)
Foreign	704	—	1,187	—
Total current tax expense (benefit)	445	(446)	1,911	404
Deferred
Federal	(3,214)	(1,668)	(3,699)	(2,140)
State	(712)	(350)	(694)	(482)
Foreign	(117)	—	(117)	—
Total deferred tax (benefit)	(4,043)	(2,018)	(4,510)	(2,622)
Total income tax (benefit)	$(3,598)	$(2,464)	$(2,599)	$(2,218)

Deferred tax assets and liabilities arise from temporary differences in recognition for GAAP and income tax purposes, the carrying values of intangible assets and income from investments conducted through TRSs, primarily due to timing of discount amortization on purchased loans, accelerated depreciation methods used for income tax purposes and accelerated impairment or remeasurement gain recognized under GAAP. At September 30, 2015, the Company had a net deferred tax liability of $62.8 million, included in accrued and other liabilities. This included deferred tax liabilities of $43.7 million and $3.5 million, respectively, related to the tax effect on the carrying values of identifiable intangible assets arising from the Combination and on the remeasurement gain recognized upon consolidation of investment entities previously accounted for under the equity method. The Company also recorded $30.0 million of deferred tax liability during the nine months ended September 30, 2015 related to tax basis difference on a sale-leaseback transaction. At December 31, 2014, the Company had a net deferred tax asset of $6.5 million, included in other assets.
20. Commitments and Contingencies
Investment Commitments
Investments in Unconsolidated Joint Ventures—Pursuant to the operating agreements of certain unconsolidated joint ventures, the joint venture partners may be required to fund additional amounts for future investments, unfunded lending commitments, ordinary operating costs, guaranties or commitments of the joint ventures. As of September 30, 2015, the Company’s share of those commitments was $221.1 million.
Consolidated Real Estate Debt Investments—The Company, through its real estate debt investment entities, may be required to fund additional amounts to borrowers pursuant to certain loan agreements. As of September 30, 2015, combined unfunded lending commitments totaled $135.5 million, of which the Company's share, net of noncontrolling interests, was $108.1 million.
Consolidated Real Estate Equity Investments—As of September 30, 2015, the Company, through a wholly-owned real estate equity investment entity, had a $35.0 million commitment to acquire an operating property.
In connection with the Company's acquisition of a light industrial portfolio and operating platform in December 2014, the Company, together with 38% third-party limited partners, may be required to fund additional amounts for future real estate acquisitions and operating costs through ColFin Industrial Partnership, as directed by the general partner of this entity, which is a controlled affiliate of the Company. As of September 30, 2015, the unfunded commitment to ColFin Industrial Partnership was $231.6 million, representing $144.4 million for the Company and $87.2 million for the limited partners. As of September 30, 2015, the light industrial platform had a commitment of $10.3 million to acquire an additional building in Atlanta.
New Real Estate Equity Investments—In September 2015, the Company entered into a purchase agreement to acquire a triple-net property in a sale-leaseback transaction in Europe, and made a deposit of approximately $1.8 million. As of September 30, 2015, the unfunded purchase commitment was $32.9 million.
Lease Commitments
Ground Leases—In connection with property acquisitions, the Company may assume noncancelable operating ground leases as lessee or sublessee. At September 30, 2015, the ground leases assumed expire at various dates through 2078. Certain leases require contingent rent payments based on a percentage of gross rental receipts, net of operating expenses, as defined in the lease. For the three and nine months ended September 30, 2015, ground rent expense was $61,000 and $236,000, respectively, including contingent rent. Rents paid under the ground leases are recoverable from tenants.
Office Leases—The Company leases office space under noncancellable operating leases with expiration dates through 2025. The lease agreements provide for payment of various operating expenses, with certain operating costs incurred by the landlord subject to escalation clauses. Rent expense in connection with leases of office space was $1.5 million and $2.8 million, respectively, for the three and nine months ended September 30, 2015, included in administrative expenses. Prior to the Combination on April 2, 2015, such administrative cost was incurred directly by the Manager.
As of September 30, 2015, future minimum rental payments on noncancellable operating ground leases and office leases were as follows:

(In thousands) Year Ending December 31,	Ground Leases	Office Leases
Remaining 2015	$63	$1,042
2016	255	4,690
2017	255	4,247
2018	255	3,219
2019	255	1,983
2020 and after	12,360	8,908
Total	$13,443	$24,089
Contingent Consideration
The consideration for the Combination included a contingent portion payable in shares of Class A and Class B common stock as well as OP Units, subject to multi-year performance targets. At September 30, 2015, the estimated fair value of the contingent consideration was $53.7 million, as discussed in Note 13.
Litigation
In the ordinary course of business, the Company may be involved in litigation and claims which may result in legal costs and liability that could have a material effect on the Company’s financial position and results of operations. As of September 30, 2015, the Company was not involved in any such litigation.

21. Segment Information
The Company conducts its business through the following reportable segments:
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
Amounts not allocated to specific segments include corporate level cash and corresponding interest income, fixed assets, corporate level financing and related interest expense, income and expense in relation to cost reimbursement arrangements with affiliates, costs in connection with unconsummated deals, compensation expense not directly attributable to other segments, corporate level administrative and overhead costs, contingent consideration in connection with the Combination as well as non-real estate investments and related revenues and expenses.
The chief operating decision maker assesses the performance of the business based on net income (loss) of each of the reportable segments, after attribution to noncontrolling interests at segment level, where applicable. The various real estate equity, real estate debt and investment management segments represent distinct revenue streams to the Company, consisting of property operating income, interest income and fee income, respectively. Costs which are directly attributable, or otherwise can be subjected to a reasonable and systematic allocation, have been allocated to each of the reportable segments.
The following tables present the operating results of the Company’s reportable segments:

	Real Estate Equity
(In thousands)	Light Industrial Platform	Single-Family Residential Rentals	Other	Real Estate Debt	Investment Management	Amounts Not Allocated to Segments	Total
Three Months Ended September 30, 2015
Income:
Interest income	$—	$—	$—	$142,158	$—	$111	$142,269
Property operating income	41,706	—	43,585	1,144	—	—	86,435
Equity in (loss) income of unconsolidated joint ventures	—	(4,140)	2,433	9,121	(389)	(146)	6,879
Fee income	—	—	—	—	23,070	—	23,070
Other income	313	—	—	2,006	—	2,006	4,325
Total income (loss)	42,019	(4,140)	46,018	154,429	22,681	1,971	262,978
Expenses:
Transaction, investment and servicing costs	274	—	63	6,508	—	213	7,058
Interest expense	11,917	—	5,920	7,784	—	12,406	38,027
Property operating expenses	14,442	—	19,516	1,657	—	—	35,615
Depreciation and amortization	21,233	—	14,728	31	5,620	1,044	42,656
Provision for loan losses	—	—	—	26,495	—	—	26,495
Impairment of real estate assets	—	—	—	317	—	—	317
Compensation expense	1,334	—	753	3,361	10,756	9,530	25,734
Administrative expenses	525	—	245	1,076	706	8,602	11,154
Total expenses	49,725	—	41,225	47,229	17,082	31,795	187,056
Gain on sale of real estate assets, net	661	—	4,931	140	—	—	5,732
Other (loss) gain, net	(113)	—	(88)	(23,170)	(23)	16,903	(6,491)
Income tax benefit (expense)	22	—	(212)	733	3,082	(27)	3,598
Net (loss) income	(7,136)	(4,140)	9,424	84,903	8,658	(12,948)	78,761
Net (loss) income attributable to noncontrolling interests:
Investment entities	(2,353)	—	3,923	20,694	—	—	22,264
Operating Company	(776)	(671)	893	10,411	1,404	(4,061)	7,200
Net (loss) income attributable to Colony Capital, Inc.	$(4,007)	$(3,469)	$4,608	$53,798	$7,254	$(8,887)	$49,297

	Real Estate Equity
(In thousands)	Single-Family Residential Rentals	Other	Real Estate Debt	Amounts Not Allocated to Segments	Total
Three Months Ended September 30, 2014
Income:
Interest income	$—	$—	$62,730	$119	$62,849
Property operating income	—	4,323	—	—	4,323
Equity in (loss) income of unconsolidated joint ventures	(4,582)	(3,834)	17,679	—	9,263
Other income	—	—	258	589	847
Total (loss) income	(4,582)	489	80,667	708	77,282
Expenses:
Management fees	—	—	—	10,717	10,717
Transaction, investment and servicing costs	—	141	1,781	1,437	3,359
Interest expense	—	1,098	3,317	8,016	12,431
Property operating expenses	—	1,052	—	—	1,052
Depreciation and amortization	—	1,592	—	—	1,592
Compensation expense	—	—	—	499	499
Administrative expenses	—	—	197	1,989	2,186
Total expenses	—	3,883	5,295	22,658	31,836
Other gain, net	—	—	37	—	37
Income tax benefit	—	1,897	497	70	2,464
Net (loss) income	(4,582)	(1,497)	75,906	(21,880)	47,947
Net income attributable to noncontrolling interests	—	580	8,413	—	8,993
Net (loss) income attributable to Colony Capital, Inc.	$(4,582)	$(2,077)	$67,493	$(21,880)	$38,954

	Real Estate Equity
(In thousands)	Light Industrial Platform	Single-Family Residential Rentals	Other	Real Estate Debt	Investment Management	Amounts Not Allocated to Segments	Total
Nine Months Ended September 30, 2015
Income:
Interest income	$7	$—	$8	$289,550	$—	$111	$289,676
Property operating income	117,057	—	93,791	2,610	—	—	213,458
Equity in (loss) income of unconsolidated joint ventures	—	(9,701)	13,483	40,937	(389)	(146)	44,184
Fee income	—	—	—	219	44,849	—	45,068
Other income	313	—	—	4,325	—	3,470	8,108
Total income (loss)	117,377	(9,701)	107,282	337,641	44,460	3,435	600,494
Expenses:
Management fees	—	—	—	—	—	15,062	15,062
Transaction, investment and servicing costs	3,712	—	1,735	12,552	—	15,536	33,535
Interest expense	27,756	—	11,936	22,066	—	33,786	95,544
Property operating expenses	40,818	—	41,186	3,527	—	—	85,531
Depreciation and amortization	61,220	—	26,843	190	11,234	2,122	101,609
Provision for loan losses	—	—	—	30,937	—	—	30,937
Impairment on real estate assets	450	—	—	317	—	—	767
Compensation expense	2,286	—	1,225	6,986	22,266	22,230	54,993
Administrative expenses	1,122	—	1,537	3,601	1,759	18,712	26,731
Total expenses	137,364	—	84,462	80,176	35,259	107,448	444,709
Gain on sale of real estate assets, net	669	—	4,931	864	—	8	6,472
Gain on remeasurement of consolidated investment entities, net	—	—	10,223	31,263	—	—	41,486
Other (loss) gain, net	(180)	—	(882)	(23,174)	(23)	15,977	(8,282)
Income tax benefit (expense)	440	—	(3,264)	(1,262)	6,732	(47)	2,599
Net (loss) income	(19,058)	(9,701)	33,828	265,156	15,910	(88,075)	198,060
Net (loss) income attributable to noncontrolling interests:
Investment entities	(6,783)	—	8,283	61,080	—	—	62,580
Operating Company	(1,409)	(935)	3,114	23,966	2,566	(10,964)	16,338
Net (loss) income attributable to Colony Capital, Inc.	$(10,866)	$(8,766)	$22,431	$180,110	$13,344	$(77,111)	$119,142

	Real Estate Equity
(In thousands)	Single-Family Residential Rentals	Other	Real Estate Debt	Amounts Not Allocated to Segments	Total
Nine Months Ended September 30, 2014
Income:
Interest income	$—	$—	$149,734	$180	$149,914
Property operating income	—	10,819	—	—	10,819
Equity in (loss) income of unconsolidated joint ventures	(11,417)	6,327	58,106	—	53,016
Other income	—	—	714	589	1,303
Total (loss) income	(11,417)	17,146	208,554	769	215,052
Expenses:
Management fees	—	—	—	31,367	31,367
Transaction, investment and servicing costs	—	212	8,236	3,123	11,571
Interest expense	—	3,257	8,444	20,379	32,080
Property operating expenses	—	2,743	—	—	2,743
Depreciation and amortization	—	4,097	—	—	4,097
Compensation expense	—	—	—	1,484	1,484
Administrative expenses	—	—	577	5,790	6,367
Total expenses	—	10,309	17,257	62,143	89,709
Other gain, net	—	—	165	1,073	1,238
Income tax benefit (expense)	—	2,622	(367)	(37)	2,218
Net (loss) income	(11,417)	9,459	191,095	(60,338)	128,799
Net income attributable to noncontrolling interests	—	1,789	28,677	—	30,466
Net (loss) income attributable to Colony Capital, Inc.	$(11,417)	$7,670	$162,418	$(60,338)	$98,333
The assets of each of segment are summarized as follows.

(In thousands)	September 30, 2015	December 31, 2014
Light industrial platform	$1,867,389	$1,693,282
Single-family residential rentals	405,524	494,613
Other real estate equity	1,722,971	558,630
Real estate debt	4,650,484	3,022,355
Investment management	830,039	—
Amounts not allocated to segments	228,203	102,968
Total assets (1)	$9,704,610	$5,871,848
_________

(1)
Beginning in 2015, the Company allocated cash and other assets held within investment holding entities that previously had not been allocated to segments. The impact of this change was an additional allocation of $63.4 million to segment assets at December 31, 2014, made up primarily of cash balances that can be directly attributed to the respective segments.

22. Subsequent Events
The Company has evaluated subsequent events and transactions through the date these condensed consolidated financial statements were issued and determined that no subsequent events have occurred that would require recognition in the accompanying consolidated financial statements or disclosure in the notes to the consolidated financial statements.

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

Post-Combination
Our Business
Our business objective is to provide attractive risk-adjusted returns to our investors through a diversified portfolio of direct and indirect real estate-related equity and real estate debt investments, including interests held through our investment management business. The total return profile of our investments is composed of both current yield, which is distributed through regular-way dividends, and capital appreciation potential, which is distributed through regular-way and/or special dividends. Our investments are diversified across a wide spectrum of commercial real estate property types – office, industrial, retail, hospitality, single-family and multifamily residential – and geographically, with investments across North America and Europe. Our investments typically fall within these broad categories:

•
Direct investment in real estate equity, which includes light industrial properties and operating platform, single family homes for rent, triple net lease investments, real estate acquired in settlement of loans, common equity in real estate or related companies, and certain preferred equity investments with profit participation meeting certain risk or return profiles.

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
Our business generates interest income and property operating income from our real estate debt and real estate equity investments, and through our share of earnings from investments in real estate joint venture entities. Subsequent to the Combination, management fee income will be an additional revenue contributor.
Segments
As of September 30, 2015, we operate our business in the following reportable segments:
Real Estate Equity

(1)
Light industrial real estate assets and associated operating platform, held through a co-investment partnership formed and managed by us acting as general partner, which represented a new segment upon acquisition in December 2014;

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

The summarized balance sheets of our reportable segments are presented as follows:

	Real Estate Equity
($ in thousands)	Light Industrial Platform	Single Family Residential Rentals	Other	Real Estate Debt	Investment Management	Amounts Not Allocated to Segments	Total
September 30, 2015
Assets
Loans held for investment, net	$—	$—	$—	$4,048,649	$—	$—	$4,048,649
Real estate assets, net
Held for investment	1,684,993	—	990,103	11,306	—	—	2,686,402
Held for sale	6,157	—	259,017	90,471	—	—	355,645
Investments in unconsolidated joint ventures	—	405,524	291,579	208,319	10,936	7,354	923,712
Other assets	176,239	—	182,272	291,739	819,103	220,849	1,690,202
Total assets	1,867,389	405,524	1,722,971	4,650,484	830,039	228,203	9,704,610
Liabilities
Debt	1,096,841	—	667,363	1,085,155	—	1,005,203	3,854,562
Other liabilities	59,044	—	73,422	133,858	76,614	130,458	473,396
Total liabilities	1,155,885	—	740,785	1,219,013	76,614	1,135,661	4,327,958
Noncontrolling interests:
Investment entities	260,462	—	399,579	1,403,613	—	—	2,063,654
Operating Company	59,332	53,282	77,146	266,577	98,992	(119,201)	436,128
Stockholders' equity	$391,710	$352,242	$505,461	$1,761,281	$654,433	$(788,257)	$2,876,870
By Geography: (1)
United States	100%	100%	52%	80%	65%
Europe	—%	—%	48%	15%	32%
Other	—%	—%	—%	5%	3%

	Real Estate Equity
(In thousands)	Light Industrial Platform	Single Family Residential Rentals	Other	Real Estate Debt	Investment Management	Amounts Not Allocated to Segments	Total
December 31, 2014
Assets
Loans receivable, net	$—	$—	$—	$2,131,134	$—	$—	$2,131,134
Real estate assets, net
Held for investment	1,511,275	—	132,722	—	—	—	1,643,997
Investments in unconsolidated joint ventures	—	494,613	393,813	758,551	—	—	1,646,977
Other assets	182,007	—	32,095	132,670	—	102,968	449,740
Total assets	1,693,282	494,613	558,630	3,022,355	—	102,968	5,871,848
Liabilities
Debt	1,098,500	—	88,000	793,165	—	768,498	2,748,163
Other liabilities	32,996	—	13,366	75,291	—	66,239	187,892
Total liabilities	1,131,496	—	101,366	868,456	—	834,737	2,936,055
Noncontrolling interests in investment entities	203,277	—	28,699	236,313	—	50,024	518,313
Stockholders' equity	$358,509	$494,613	$428,565	$1,917,586	$—	$(781,793)	$2,417,480
By Geography: (1)
United States	100%	100%	63%	77%	—%
Europe	—%	—%	37%	21%	—%
Other	—%	—%	—%	2%	—%
__________
(1)    Geographic breakdown for each segment is based on the book value of net investments or stockholders' equity of the underlying investments held by each segment, except for the investment management segment, which is based on assets under management.

Results of Operations
Three Months Ended September 30, 2015 and 2014

	Three Months Ended September 30, 2015							Three Months Ended September 30, 2014
	Real Estate Equity							Real Estate Equity
(In thousands)	Light Industrial Platform	Single Family Residential Rentals	Other	Real Estate Debt	Investment Management	Amounts Not Allocated to Segments	Total	Single Family Residential Rentals	Other	Real Estate Debt	Amounts Not Allocated to Segments	Total
Income
Interest income	$—	$—	$—	$142,158	$—	$111	$142,269	$—	$—	$62,730	$119	$62,849
Property operating income	41,706	—	43,585	1,144	—	—	86,435	—	4,323	—	—	4,323
Equity in (loss) income of unconsolidated joint ventures	—	(4,140)	2,433	9,121	(389)	(146)	6,879	(4,582)	(3,834)	17,679	—	9,263
Fee income	—	—	—	—	23,070	—	23,070	—	—	—	—	—
Other income	313	—	—	2,006	—	2,006	4,325	—	—	258	589	847
Total income (loss)	42,019	(4,140)	46,018	154,429	22,681	1,971	262,978	(4,582)	489	80,667	708	77,282
Expenses
Management fees	—	—	—	—	—	—	—	—	—	—	10,717	10,717
Transaction, investment and servicing costs	274	—	63	6,508	—	213	7,058	—	141	1,781	1,437	3,359
Interest expense	11,917	—	5,920	7,784	—	12,406	38,027	—	1,098	3,317	8,016	12,431
Property operating expenses	14,442	—	19,516	1,657	—	—	35,615	—	1,052	—	—	1,052
Depreciation and amortization	21,233	—	14,728	31	5,620	1,044	42,656	—	1,592	—	—	1,592
Provision for loan losses	—	—	—	26,495	—	—	26,495	—	—	—	—	—
Impairment of real estate assets	—	—	—	317	—	—	317	—	—	—	—	—
Compensation expense	1,334	—	753	3,361	10,756	9,530	25,734	—	—	—	499	499
Administrative expenses	525	—	245	1,076	706	8,602	11,154	—	—	197	1,989	2,186
Total expenses	49,725	—	41,225	47,229	17,082	31,795	187,056	—	3,883	5,295	22,658	31,836
Gain on sale of real estate assets, net	661	—	4,931	140	—	—	5,732	—	—	—	—	—
Other (loss) gain, net	(113)	—	(88)	(23,170)	(23)	16,903	(6,491)	—	—	37	—	37
Income tax benefit (expense)	22	—	(212)	733	3,082	(27)	3,598	—	1,897	497	70	2,464
Net (loss) income	(7,136)	(4,140)	9,424	84,903	8,658	(12,948)	78,761	(4,582)	(1,497)	75,906	(21,880)	47,947
Net (loss) income attributable to noncontrolling interests:
Investment entities	(2,353)	—	3,923	20,694	—	—	22,264	—	580	8,413	—	8,993
Operating Company	(776)	(671)	893	10,411	1,404	(4,061)	7,200	—	—	—	—	—
Net (loss) income attributable to Colony Capital, Inc.	$(4,007)	$(3,469)	$4,608	$53,798	$7,254	$(8,887)	$49,297	$(4,582)	$(2,077)	$67,493	$(21,880)	$38,954

Nine Months Ended September 30, 2015 and 2014

	Nine Months Ended September 30, 2015							Nine Months Ended September 30, 2014
	Real Estate Equity							Real Estate Equity
(In thousands)	Light Industrial Platform	Single Family Residential Rentals	Other	Real Estate Debt	Investment Management	Amounts Not Allocated to Segments	Total	Single Family Residential Rentals	Other	Real Estate Debt	Amounts Not Allocated to Segments	Total
Income
Interest income	$7	$—	$8	$289,550	$—	$111	$289,676	$—	$—	$149,734	$180	$149,914
Property operating income	117,057	—	93,791	2,610	—	—	213,458	—	10,819	—	—	10,819
Equity in (loss) income of unconsolidated joint ventures	—	(9,701)	13,483	40,937	(389)	(146)	44,184	(11,417)	6,327	58,106	—	53,016
Fee income	—	—	—	219	44,849	—	45,068	—	—	—	—	—
Other income	313	—	—	4,325	—	3,470	8,108	—	—	714	589	1,303
Total income (loss)	117,377	(9,701)	107,282	337,641	44,460	3,435	600,494	(11,417)	17,146	208,554	769	215,052
Expenses
Management fees	—	—	—	—	—	15,062	15,062	—	—	—	31,367	31,367
Transaction, investment and servicing costs	3,712	—	1,735	12,552	—	15,536	33,535	—	212	8,236	3,123	11,571
Interest expense	27,756	—	11,936	22,066	—	33,786	95,544	—	3,257	8,444	20,379	32,080
Property operating expenses	40,818	—	41,186	3,527	—	—	85,531	—	2,743	—	—	2,743
Depreciation and amortization	61,220	—	26,843	190	11,234	2,122	101,609	—	4,097	—	—	4,097
Provision for loan losses	—	—	—	30,937	—	—	30,937	—	—	—	—	—
Impairment of real estate assets	450	—	—	317	—	—	767	—	—	—	—	—
Compensation expense	2,286	—	1,225	6,986	22,266	22,230	54,993	—	—	—	1,484	1,484
Administrative expenses	1,122	—	1,537	3,601	1,759	18,712	26,731	—	—	577	5,790	6,367
Total expenses	137,364	—	84,462	80,176	35,259	107,448	444,709	—	10,309	17,257	62,143	89,709
Gain on sale of real estate assets, net	669	—	4,931	864	—	8	6,472	—	—	—	—	—
Gain on remeasurement of consolidated investment entities, net	—	—	10,223	31,263	—	—	41,486	—	—	—	—	—
Other (loss) gain, net	(180)	—	(882)	(23,174)	(23)	15,977	(8,282)	—	—	165	1,073	1,238
Income tax benefit (expense)	440	—	(3,264)	(1,262)	6,732	(47)	2,599	—	2,622	(367)	(37)	2,218
Net (loss) income	(19,058)	(9,701)	33,828	265,156	15,910	(88,075)	198,060	(11,417)	9,459	191,095	(60,338)	128,799
Net (loss) income attributable to noncontrolling interests:
Investment entities	(6,783)	—	8,283	61,080	—	—	62,580	—	1,789	28,677	—	30,466
Operating Company	(1,409)	(935)	3,114	23,966	2,566	(10,964)	16,338	—	—	—	—	—
Net (loss) income attributable to Colony Capital, Inc.	$(10,866)	$(8,766)	$22,431	$180,110	$13,344	$(77,111)	$119,142	$(11,417)	$7,670	$162,418	$(60,338)	$98,333

During these periods, our results were substantially impacted by the Combination, as discussed below, as well as our continued capital raising efforts and ongoing investment activities, with increasing focus on investments in real estate equity in addition to real estate debt.
Effects of the Combination
Effective April 2, 2015, with the closing of the Combination, our business has expanded to include investment management which provides a new source of revenue in the form of fee income. Following the internalization of our Manager, we have replaced management fees with directly incurred costs such as compensation, overhead costs and other administrative expenses.
Additionally, as a result of the Combination in which we became the investment manager of Colony-sponsored funds, we are now deemed to hold a controlling financial interest in 52 real estate investment entities that have participating interests from these funds. We previously accounted for these investment entities under the equity method, reflecting only our proportionate interests in these entities. We did not acquire any additional interests nor dispose any existing interests in these 52 investment entities in conjunction with the Combination. Beginning April 2, 2015, we now consolidate these 52 investments entities. Consequently, our results for the three and nine months ended September 30, 2015 are not directly comparable to the same periods in prior year. Upon consolidation, we remeasured the assets and liabilities of these consolidated investment entities at fair value and recognized a total gain of $41.5 million, net of cumulative translation adjustment reclassified to earnings, with a corresponding deferred income tax expense of $3.5 million. For the three and nine months ended September 30, 2015, the consolidation of these investment entities resulted in a gross-up of total income, before the effect of lower equity in income of unconsolidated joint ventures, as well as total expenses, with a corresponding increase in net income attributable to noncontrolling interests in investment entities.
A discussion of the performance of our segments for the three and nine months ended September 30, 2015 follows.
Equity—Light Industrial Platform
We acquired a portfolio of light industrial properties and operating platform in December 2014. The portfolio acquisition was completed through an indirectly owned operating partnership with third-party limited partners who own 38% of the property portfolio, while we acquired 100% of the associated operating platform. The total unfunded commitment to the operating partnership is currently $231.6 million, comprising our share of $144.4 million and $87.2 million from the limited partners. As of September 30, 2015, the portfolio consisted of 318 buildings totaling approximately 33.8 million square feet across 16 major U.S. markets and was 91% leased.
Real estate assets held by the light industrial platform was $1.5 billion at December 31, 2014 and grew to $1.7 billion at September 30, 2015. During the nine month period ended September 30, 2015, the light industrial platform acquired 25 new buildings across Minnesota, Texas, the mid-Atlantic region and Georgia totaling $248.7 million, with disposition of 5 buildings across New Jersey and Texas totaling $27.4 million. At September 30, 2015, the light industrial platform had a commitment to acquire an additional building in Atlanta, which closed in October 2015.
Debt levels remained consistent at $1.1 billion between December 31, 2014 and September 30, 2015, reflecting the net impact of a refinancing and paydown of the original mortgage loan as well as drawdown on a new credit facility entered into in the third quarter of 2015. Specifically, in July 2015, the light industrial platform refinanced $151.1 million of short-term floating rate bridge debt with $165.8 million of fixed rate debt on assets for longer term hold, and closed on a $100.0 million revolving credit facility to pursue additional acquisitions, of which $11.5 million was drawn at September 30, 2015. Over time, the Company expects to term out additional floating rate acquisition debt with longer term, fixed rate debt.
Three Months Ended September 30, 2015 and 2014
A net loss of $7.1 million was recorded, of which $4.0 million was attributable to us after allocation to noncontrolling interests. Property operating income, which comprises rental income and tenant reimbursements, was $41.7 million, offset by expenses of $49.7 million. Total expenses consisted of primarily $14.4 million of property operating expenses and $21.2 million of depreciation and amortization. Interest expense incurred was $11.9 million, which included $3.1 million of deferred financing costs related to the portion of debt extinguished upon refinancing in July 2015. Approximately $0.7 million of gains was also recorded from sales of real estate assets in the third quarter of 2015.
Nine Months Ended September 30, 2015 and 2014
Net loss was $19.1 million, including the effect of $0.4 million of deferred tax benefit. Net loss attributable to us was approximately $10.9 million after allocation to noncontrolling interests. Property operating income, which consists of rental income and tenant reimbursements, was $117.1 million, offset by expenses of $137.4 million. Total expenses included primarily $40.8 million of property operating expenses and $61.2 million of depreciation and amortization. Interest expense incurred was $27.8 million, which included $3.1 million of deferred financing costs related to the portion of debt extinguished upon refinancing in July 2015. Additionally, there was $0.2 million of net gains from sales of real estate assets, after writing down held for sale assets prior to disposal.
Equity—Single Family Residential Rentals
Our investment in single-family residential rental homes represents a 23% interest in CAH which is reported under the equity method. CAH is in the business of acquiring single family residential properties either directly or indirectly through joint venture investments, renovating and managing these properties to hold for investment and generating rental income through operating leases. Renovation and leasing activity within CAH's portfolio of single family homes has continued into the third quarter of 2015, and occupancy rate has remained consistent with the prior quarter at 94% in approximately 19,000 homes across eleven states. These include properties that are wholly-owned by CAH or jointly owned through a joint venture with Fannie Mae.
During the second quarter of 2015, CAH completed its third securitization transaction totaling $640 million. Proceeds from the securitization were used to repay outstanding amounts under CAH’s revolving credit facility and pay a special distribution. In July 2015, the Company received total distributions of $77 million from CAH which represented its 23.3% share of the special distribution as well as a regular way distribution for the second quarter of 2015.
In September 2015, CAH and Starwood Waypoint Residential Trust (“SWAY”) entered into a definitive merger agreement to combine the two companies in a stock-for-stock transaction. The combined internally managed company, to be renamed Colony Starwood Homes, is expected to own and manage over 30,000 homes and achieve significant cost synergies in the range of $40 to $50 million. Upon completion of the transaction, existing SWAY shareholders and the former owner of the SWAY manager will own approximately 41% of the combined shares of the company, while former CAH shareholders will own approximately 59% of the combined shares of the company. The share allocation was determined based on each company’s net asset value and is not subject to adjustment. Under the agreement, the Company will receive approximately 15.1 million shares of SWAY representing 13.8% of the combined company. The combined shares of the company will continue to trade on the New York Stock Exchange. The transaction has been approved by the boards of both CAH and SWAY and is expected to close in the first quarter of 2016, subject to approval of SWAY shareholders and customary closing conditions.
CAH continues to focus on the growth and development of Colony American Finance (“CAF”), its wholly owned subsidiary that lends to other owners of single family homes for rent. The CAF business unit is excluded from the proposed merger with SWAY. Expansion of this lending program is a strategic initiative for CAH in 2015. CAF has raised $113 million of private equity with associated management fees and carried interest that inures to the benefit of CAH. CAF has cumulatively closed approximately $1.1 billion of loans as of October 31, 2015 and closed on its first securitization in October on 69 loans totaling $252 million of UPB, selling $224 million of matched-term, non-recourse senior bonds with a weighted average coupon of 3.5%, with CAF retaining a $28 million interest.
For the three and nine months ended September 30, 2015, our share of results from CAH improved to a lower net loss of $4.1 million and $9.7 million, respectively, compared to a net loss of $4.6 million and $11.4 million, respectively, for the three and nine months ended September 30, 2014. This reflects improvements in the operating results of CAH as occupancy rose from 84% to 94% between September 30, 2014 and 2015 following higher renovation and leasing productivity. Additionally, during this period, our ownership interest in CAH decreased by 1% to 23.3% subsequent to the internalization of CAH's external manager in November 2014. As of September 30, 2015, the carrying value of our investment in CAH stood at $405.5 million.
Equity—Other Real Estate Equity Investments
Our investment in other real estate equity comprise interests in a diverse portfolio of real estate assets which includes multifamily, office, hotel, industrial, educational institutions and other commercial properties. Certain of our equity interests were obtained through foreclosures or deed-in-lieu of foreclosures on collateral assets from originated or acquired debt and preferred equity instruments. Interests in our real estate equity portfolio is held both directly and indirectly through our investments in unconsolidated joint ventures. Since the completion of the Combination transaction in April 2015, most of our investment activity in this segment is focused on buying assets that will be contributed to various Company-sponsored funds and vehicles.
At September 30, 2015, real estate assets, net has grown to $1.2 billion, including $0.3 billion held for sale, from a total of $0.1 billion at December 31, 2014. Total debt also grew to $0.7 billion at September 30, 2015 from $0.1 billion at December 31, 2014. The consolidation of previous equity-method investments and in addition, new consolidated investments that closed after September 30, 2014, collectively contributed $0.9 billion of real estate assets, net and $0.5 billion of debt as of September 30, 2015. Investments in unconsolidated joint ventures, however, decreased from $0.4 billion to $0.3 billion between December 31, 2014 and September 30, 2015 resulting primarily from consolidation of the previous equity-method investments.

We continue to expand out footprint in Europe with three new real estate equity investments in Europe through the third quarter of 2015. At September 30, 2015, 48% of our net investments in the other real estate equity segment reside in Europe compared to 37% at December 31, 2014.
Three Months Ended September 30, 2015 and 2014
For the three months ended September 30, 2015, the other real estate equity segment recorded net income of $9.4 million, of which $4.6 million of net income was attributable to us after allocation to noncontrolling interests. In comparison, a $1.5 million net loss was incurred for the three months ended September 30, 2014 and after attributing $0.6 million of net income to noncontrolling interests, our share of net loss was approximately $2.1 million.
The increase in net income of $10.9 million, before attribution to noncontrolling interests, was driven by the following:
The consolidation of previous equity-method investments as well as new consolidated investments contributed an increase of $39.3 million in property operating income, partially offset by increases of $13.1 million in depreciation and amortization, $18.5 million in property operating expenses, and $4.8 million in interest expense between the three months ended September 30, 2014 and 2015.
Our share of results from unconsolidated investments was a net income of $2.4 million for the three months ended September 30, 2015 compared to a net loss of $3.8 million for the three months ended September 30, 2014. The improvement in results was driven mainly by a combination of lower net losses in 2015 from unconsolidated investments that were made in 2014 as well as subsequent consolidation in April 2015 of an investment that was previously incurring net losses, in addition to other unconsolidated investments that were recording net profits.
We also recorded $4.9 million of gain on sale of real estate assets in Europe during the third quarter of 2015. There were no sales of real estate assets in 2014.
The above increases in net income was partially offset by $1.0 million of expenses, primarily compensation and administrative costs, as well as a $2.1 million change in income taxes from a net benefit due to net operating losses to an expense for the three months ended September 2014 and 2015, respectively.
Nine Months Ended September 30, 2015 and 2014
For the nine months ended September 30, 2015, net income of the other real estate equity segment was $33.8 million, of which $22.4 million was attributable to us after allocation to noncontrolling interests, compared to net income of $9.5 million with $5.0 million of net income attributable to us after noncontrolling interests, for the same period in 2014.
Upon consolidation of the investment entities that were accounted for as equity-method investments prior to the closing of the Combination on April 2, 2015, we remeasured their assets and liabilities at fair value and recognized a net remeasurement gain of $10.2 million, or $7.7 million after the effect of deferred tax expense. Excluding the effect of the net remeasurement gain, net income before attribution to noncontrolling interests increased approximately $16.6 million comparing the nine months ended September 30, 2015 and 2014, attributed to the following:
The consolidation of previous equity-method investments contributed an increase of approximately $83.0 million in property operating income, partially offset by increases of $22.7 million in depreciation and amortization, $38.4 million in property operating expenses, and $8.7 million in interest expense between the nine months ended September 30, 2014 and 2015.
Our share of net income from unconsolidated investments also increased from $6.3 million to $13.5 million comparing the nine months ended September 30, 2014 and 2015. There was overall improvement in results of investees, including lower losses in 2015 and recording of net profit in 2015 compared to net loss in 2014, for both investments that were equity-method up to April 2, 2015 prior to consolidation as well as investments that continue to be unconsolidated as of September 30, 2015, partially offset by net losses from new unconsolidated investments in 2015.
In the third quarter of 2015, we disposed certain real estate assets from our portfolio in Europe which resulted in gains of $4.9 million.
The above increases in net income was partially offset by $8.7 million of expenses, mainly compensation and administrative costs, as well as $3.3 million of net income tax expense, primarily $2.5 million of deferred tax expense related to the remeasurement gain upon consolidation of the investment entities on April 2, 2015, compared to an income tax benefit of $2.6 million due to net operating losses for the nine months ended September 30, 2014.
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
At September 30, 2015, total assets has grown to approximately $4.7 billion from $3.0 billion at December 31, 2014. The increase in total assets was driven primarily by $1.6 billion of consolidated loans receivable held by the previous equity-method investments as well as $0.3 billion of new originations and acquisitions, net of repayments during the period, which increased total loans receivable from $2.1 billion at December 31, 2014 to $4.0 billion at September 30, 2015. These consolidated investment entities also contributed $0.1 billion of foreclosed real estate assets as of September 30, 2015. However, these increases to total assets were partially offset by a $0.6 billion decrease in investments in unconsolidated joint ventures from $0.8 billion as of December 31, 2014 to $0.2 billion as of September 30, 2015 following the consolidation of previous equity-method investments. Total debt also recorded an increase of $0.3 billion from $0.8 billion at December 31, 2014 to $1.1 billion at September 30, 2015. The increase in debt can be attributed to approximately $0.1 billion of debt consolidated from previous equity-method investments as well as $0.3 billion from a third securitization transaction under the Company's Transitional CRE Lending Platform in September 2015 which is accounted for as a secured financing, partially offset by decreasing balances on other existing deal level financing.
Our overall net investment exposure to Europe in the real estate debt segment decreased from 21% as of December 31, 2014 to 15% as of September 30, 2015 as a result of paydowns out pacing new investments during this period.
Three Months Ended September 30, 2015 and 2014
For the three months ended September 30, 2015, net income of the real estate debt segment was $84.9 million, of which our share of net income was $53.8 million after attribution to noncontrolling interests. This is in comparison to $75.9 million of net income for the three months ended September 30, 2014, with our share of net income being approximately $67.0 million after attribution to noncontrolling interests. The increase in net income of $9.0 million, before noncontrolling interests, reflects the net impact of the following:
Interest income increased $79.4 million, driven primarily by $47.4 million of interest income from consolidation of the previous equity-method investments, $41.1 million interest income recognized upon early pay-off of a loan portfolio in September 2015, as well as $15.2 million of additional interest income from new loans originated or acquired and being financed through securitization under the Transitional CRE Lending Platform . These increases were partially offset by higher interest income from other loans in the third quarter of 2014, mainly $19.9 million of interest income recognized upon partial prepayment of a loan in September 2014.
Our share of net income from unconsolidated investments, however, decreased from $17.7 million to $9.1 million for the three months ended September 30, 2015 and 2014, respectively. The $8.6 million decrease consists of $14.4 million decrease from consolidation of previous equity-method investments, partially offset by a $1.1 million increase in net income from investments that continue to be unconsolidated as of September 30, 2015, as well as an addition of $4.7 million in net income from new unconsolidated investments.
The consolidation of previous equity-method investments contributed to an increase of $1.7 million in other income, offset by $4.7 million increase in transaction, investment and servicing costs. Other income for the three months ended September 30, 2015 was made up of mainly expense recoveries from borrowers, in particular legal costs incurred in administering non-performing loans held by these investment entities, which are subsequently recovered through payments received when loans are resolved.
Foreclosed properties held by previous equity-method investments that were consolidated contributed negatively to net income for the third quarter of 2015, with $0.5 million of net loss from operations of held for lease properties and $0.2 million net loss from held for sale properties. There were no foreclosed properties held by the real estate debt segment in 2014.
Interest expense increased from $3.3 million to $7.8 million for three months ended September 30, 2014 and 2015, respectively. The $4.5 million increase is mainly attributable to interest expense of $4.4 million from securitizations of our loan portfolios in October 2014 and November 2014, which were accounted for as secured financing.
Compensation and administrative costs were $4.4 million compared to $0.2 million for the third quarters of 2015 and 2014, respectively.
Provision for loan losses of $26.5 million was recorded for the three months ended September 30, 2015 on purchased credit impaired loans resulting from a decrease in estimated cash flows expected to be collected from these loans. Of the total provision, $26.0 million related to loans held by previous equity-method investments consolidated on April 2, 2015. There was no provision for loan losses recorded for the three months ended September 30, 2014.

A net loss of $23.2 million was also recognized in other (loss) gain, net, resulting primarily from $30.9 million of net foreign currency translation loss on loans receivable paid off in the third quarter of 2015, partially offset by $7.8 million of net realized gains on related net investment hedges of the foreign subsidiaries holding these loans receivable.
Nine Months Ended September 30, 2015 and 2014
For the nine months ended September 30, 2015, net income of the real estate debt segment was $265.2 million, of which our share of net income was $180.1 million after attribution to noncontrolling interests. In comparison, net income for the nine months ended September 30, 2014 was $191.1 million, with our share of net income at $162.8 million after attribution to noncontrolling interests.
Net gain from remeasurement of assets and liabilities of the 44 consolidated investment entities within the real estate debt segment on April 2, 2015 was $31.3 million, or $30.4 million, after the effect of deferred tax expense. Excluding the effect of the net remeasurement gain, net income, before noncontrolling interests, increased $43.7 million comparing the nine months ended September 30, 2015 and 2014, which reflected the net impact of the following:
Interest income increased $139.8 million, driven primarily by $93.3 million of interest income from consolidation of the previous equity-method investments, $44.8 million interest income related to a loan portfolio with early pay-off in September 2015, as well as $49.0 million of additional interest income from new loans originated or acquired and being financed through securitization under the Transitional CRE Lending Platform. These increases were partially offset by higher interest income from other loans in the portfolio during the nine months ended September 30, 2014, mainly $24.1 million of interest income related to a loan with partial prepayment in September 2014.
Our share of net income from unconsolidated investments, however, decreased from $58.1 million to $40.9 million between the nine months ended September 30, 2015 and 2014. The $17.2 million decrease is made up of $28.3 million decrease in net income arising from previous equity-method investments consolidated on April 2, 2015, partially offset by $3.9 million increase in net income from investments that continue to be unconsolidated as of September 30, 2015 and $7.2 million of net income from new equity method investments in 2015.
The consolidation of previous equity-method investments contributed to an increase of $3.6 million in other income, offset by $4.3 million increase in transaction, investment and servicing costs. Other income for the nine months ended September 30, 2015 consisted of mainly expense recoveries from borrowers, in particular legal costs incurred in administering non-performing loans held by these investment entities, which are subsequently recovered through payments received when loans are resolved.
Foreclosed properties held by previous equity-method investments that were consolidated contributed negatively to net income, with $1.1 million of net loss from operations of held for lease properties, partially offset by $0.5 million of net gains from held for sale properties for the nine months ended September 30, 2015. There were no foreclosed properties held by the real estate debt segment in 2014.
Interest expense increased $13.6 million, driven primarily by nine months of interest expense incurred on securitizations of our loan portfolios in October and November 2014, including issuances of additional notes on the April 2014 securitization. These securitizations are accounted for as secured financing.
Provision for loan losses of $30.9 million was recorded for the nine months ended September 30, 2015, of which $30.6 million related to purchased credit impaired loans resulting from a decrease in estimated cash flows expected to be collected from these loans. Approximately $30.0 million of the total provision came from loans held by previous equity-method investments consolidated on April 2, 2015. There was no provision for loan losses recorded for the nine months ended September 30, 2014.
A net loss of $23.2 million was also recognized in other (loss) gain, net, resulting primarily from $30.1 million of net foreign currency translation loss on loans receivable paid off in the third quarter of 2015, partially offset by $7.8 million of net realized gain on related to net investment hedges of foreign subsidiaries holding these loans receivable.
The above net increase in net income was partially offset by $10.0 million of compensation and administrative costs.
Additionally, income tax expense increased $0.9 million which comprise deferred tax expense recognized in relation to the remeasurement gain on investment entities consolidated on April 2, 2015.
Investment Management
Following the closing of the Combination on April 2, 2015, the acquired investment management business constituted a new segment. Fee income is derived from management of primarily Colony-sponsored funds and their underlying investments. Management fee rates generally range between 0.5% and 1.5% per annum. Under our investment management business, we will sponsor new Colony funds or other investment vehicles as general partner and may be entitled to performance-based incentives depending on the returns of such funds.
As of September 30, 2015, the Company had $18.4 billion of assets under management ("AUM") and $8.9 billion of fee-earning equity under management ("FEEUM") compared to $17.7 billion of AUM and $9.2 billion of FEEUM as of April 2, 2015. AUM increased primarily due to an increase in fair value of investments under management in excess of a decrease from realizations of certain investments. FEEUM is not based on fair value and decreased as a result of realizations of certain investments in excess of additions to FEEUM.
AUM refers to the assets for which the Company provides investment management services and includes assets for which we may or may not charge management fees and/or performance allocations. AUM is the sum of: a) the gross fair value of investments held directly by the Company or managed by the Company on behalf of its private funds, co-investments, or other investment vehicles; b) leverage, inclusive of debt held by investments and deferred purchases prices; c) uncalled limited partner capital commitments which the Company is entitled to call from investors during the given commitment period at its discretion pursuant to the terms of their respective funds; and d) with respect to majority-owned and substantially controlled investments the Company consolidates gross assets attributable to third-party investors.
FEEUM refers to the equity for which the Company provides investment management services and from which it derives management fees and/or performance allocations. FEEUM excludes approximately $1.5 billion of equity capital previously managed for CAH which is no longer fee-bearing following the separate internalization of its manager. FEEUM includes $0.8 billion of uncalled limited partner capital commitments which will not bear fees until such capital is called at the Company’s discretion.
The Company’s calculations of AUM and FEEUM may differ from the calculations of other asset managers, and as a result, these measures may not be comparable to similar measures presented by other asset managers.
In May 2015, we acquired a 50% interest in a German-based asset management platform with approximately €1.0 billion of AUM. Our interest is reported as an equity-method investment within the Investment Management segment.
Three Months Ended September 30, 2015 and 2014
Net income after tax was approximately $8.7 million, with $7.3 million attributable to us after allocation to noncontrolling interest. Fee income was $23.1 million with total costs incurred of $17.1 million, comprising primarily amortization of intangible assets acquired through the Combination as well as compensation and administrative costs allocated to the investment management business. Net income tax benefit was $3.1 million, relating primarily to deferred tax benefit from amortization of the intangible assets.
Nine Months Ended September 30, 2015 and 2014
Net income after tax was $15.9 million, of which our share was $13.3 million after attribution to noncontrolling interest. Fee income was $44.8 million, partially offset by amortization of intangible assets acquired from the Combination, as well as compensation and administrative costs totaling $35.3 million. Deferred tax benefit was $6.7 million, relating primarily to deferred tax benefit from amortization of the intangible assets.
Amounts Not Allocated to Segments
Amounts not allocated to segments represent all corporate level assets and liabilities, as well as costs not directly attributable to other segments but support our overall business activities and operations.
Resulting from the Combination, costs previously borne and allocated by the Manager through a management fee charge are now incurred directly by us, primarily as compensation, administrative and overhead costs, and certain assets held by CCLLC were transferred to us as part of the Combination. Compensation costs which are directly attributable, or otherwise can be subjected to a reasonable and systematic allocation, have been allocated to each of the reportable segments, with remaining costs unallocated. Administrative expenses and overhead costs which benefit all lines of business as a whole are generally not allocated to reportable segments, and similarly, any reimbursements of such costs by affiliates remain unallocated. Other costs not allocated to reportable segments include interest expense related to corporate level debt, costs associated with unconsummated deals, transaction costs in connection with the Combination and depreciation of fixed assets. Assets and liabilities not allocated to reportable segments consist mainly of cash and other assets not directly identifiable with specific real estate investment activities, including fixed assets, corporate level financing consisting of convertible senior notes issued, credit facility and notes payable, contingent consideration liability in connection with the Combination, as well as non-real estate investments and their results.
In September 2015, we committed seed capital of $15 million for a 15% interest as a founding member in a newly formed collateralized loan obligation ("CLO") investment fund alongside an unaffiliated third party co-sponsor. As of September 30,

2015, we had funded $7.5 million of our commitment. Our investment in the CLO fund reflects our new secured corporate credit strategy and is presented as an equity-method investment. As the underlying loans in the CLO are a non-real estate asset class, we have not allocated our investment in the CLO fund to our existing real estate investment segments. We may co-sponsor new CLO investment vehicles with the unaffiliated third party in the future and share in management fees as well as performance-based incentives.
The following are key changes between 2015 and 2014:
Equity in Income of Unconsolidated Joint Ventures—This represents our proportionate share of results from our co-sponsored CLO fund, which we seeded in September 2015.
Other Income—Based on an arrangement we assumed from CCLLC in the Combination, we provide administrative and investment services to certain of our affiliates and are reimbursed, generally based on expenses incurred that are directly attributable to the affiliates and a portion of overhead costs, as applicable. These reimbursements are presented as other income and related costs included within the respective expenses. Reimbursements from our consolidated subsidiaries are eliminated.
Management Fees—Subsequent to the Combination, we have internalized our Manager and replaced management fee expense with directly incurred costs such as compensation, overhead costs and other administrative expenses. Management fees were payable to our Manager for the full year in 2014 and only through April 1 in 2015. Management fees for 2015 amounted to $15.1 million and included share-based compensation expense for stock grants made to the Manager and employees prior to the Combination.
Transaction, Investment and Servicing Costs—The nine month period ended September 30, 2015 included $15.1 million of transactions costs incurred in connection with the Combination.
Interest Expense—Corporate level interest expense was significantly higher in 2015 compared to 2014 arising from increased usage of our credit facility to temporarily finance our investing and operating activities in 2015 as well as interest expense on notes payable financing the corporate aircraft assumed through the Combination. Additionally, current year interest expense reflects a full nine month period of interest on our June 2014 convertible debt issuance.
Other Expenses—These include amortization of intangible assets arising from the Combination, depreciation of fixed assets acquired from our Manager, as well as compensation and administrative costs which we bear directly post-Combination.
Other (Loss) Gain, net—At September 30, 2015, we estimated the fair value of contingent consideration tied to Benchmark FFO by using a Monte Carlo simulation technique and considered the volatility of the Company's Class A common stock price against the potential payout, arriving at an estimated fair value of $53.7 million. The change in valuation methodology followed the stock market dislocation in August 2015 and the resulting increase in market volatility. The $16.9 million decrease in fair value of the contingent consideration in the third quarter of 2015 primarily reflected a sustained decline in the Class A common stock price, and was recognized as a component of other (loss) gain, net.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Net income attributable to common stockholders	$37,203	$31,982	$88,666	$80,435
Adjustments for FFO attributable to common interests in Operating Company and common stockholders:
Net income attributable to noncontrolling common interests in Operating Company	7,200	—	16,338	—
Real estate depreciation and amortization	43,781	9,726	113,124	25,852
Impairment of real estate	459	3,634	2,067	4,296
Gain on sales of real estate	(5,627)	(265)	(6,351)	(2,261)
Less: Adjustments attributable to noncontrolling interests in investment entities	(10,854)	(9)	(28,860)	(28)
FFO attributable to common interests in Operating Company and common stockholders	$72,162	$45,068	$184,984	$108,294

Information About Our Real Estate Portfolios
Real Estate Equity Portfolio
The following tables set forth certain information regarding investment properties wholly-owned or partially owned by us that are consolidated and presented as real estate assets, net, on the condensed consolidated balance sheet as of September 30, 2015. Certain properties are pledged as security under our secured debt, as described in Note 10 to our consolidated financial statements.
Light Industrial Platform

Location	Property Type	Number of Properties	Number of Buildings	Rentable Square Feet (in thousands)	Annualized Base Rent (in thousands)(1)	Percentage Leased	Number of Leases	Lease Expiration (2)	Year Acquired
United States
Arizona	Industrial	10	10	721	$2,577	83%	13	12/2015 to 8/2024	2014
Colorado	Industrial	8	8	1,128	4,381	97%	26	10/2015 to 3/2023	2014
Florida	Industrial	7	12	1,173	5,282	91%	36	10/2015 to 1/2024	2014
Georgia	Industrial	72	86	8,379	30,467	92%	227	10/2015 to 4/2030	2014-2015
Illinois	Industrial	33	33	3,828	15,566	93%	55	11/2015 to 12/2026	2014
Kansas	Industrial	1	1	172	743	100%	1	11/2024	2014
Maryland	Industrial	2	3	230	1,069	100%	7	7/2016 to 8/2021	2015
Minnesota	Industrial	14	15	1,993	8,951	89%	56	12/2015 to 10/2025	2014-2015
Missouri	Industrial	16	16	2,847	9,214	91%	39	11/2015 to 7/2024	2014
New Jersey (3)	Industrial	21	22	1,343	5,586	86%	48	3/2016 to 10/2024	2014-2015
Pennsylvania	Industrial	8	8	1,985	8,174	92%	21	12/2015 to 1/2026	2014-2015
Tennessee	Industrial	3	3	383	138	15%	3	2/2017 to 3/2019	2014
Texas	Industrial	65	84	8,187	31,847	93%	213	10/2015 to 4/2040	2014-2015
Utah	Industrial	15	16	1,269	5,476	100%	33	12/2015 to 11/2023	2014
Wisconsin	Industrial	1	1	144	719	100%	1	10/2022	2014
Total (4)		276	318	33,782	$130,190	91%

Other Real Estate Equity Held for Investment

Location	Property Type	Number of Properties	Number of Buildings	Rentable Square Feet (in thousands)	Annualized Base Rent (in thousands)(1)	Percentage Leased	Number of Leases	Lease Expiration(2)	Year Acquired
United States
Minnesota	Office	1	2	502	$9,568	100%	1	9/2020	2013
Arizona	Office	1	1	440	3,222	60%	18	1/2016 to 6/2022	2014
Arizona	Mixed Use	1	2	82	1,644	100%	1	6/2027	2014
Various states	Hotel	35	35	NA	NA	(5)	NA	NA	2012
Europe
UK	Office	26	26	1,009	15,372	93%	117	10/2015 to 11/2070	2014-2015
Italy	Office	35	35	451	3,423	91%	45	11/2015 to 11/2020	2014
Norway	Office	1	26	1,319	16,929	100%	1	6/2030	2015
Spain and Portugal	Industrial	14	14	1,101	4,579	100%	14	12/2029	2014
Switzerland	Education	2	20	304	13,486	100%	2	1/2035	2015
		116	161	5,208	$68,223
__________

(1)
Represents annualized fixed base rental amount in effect as of September 30, 2015 using rental revenue computed on a straight-line basis in accordance with GAAP and excludes the impact of amortization of above- and below-market lease values. Rents denominated in foreign currencies have been translated at the applicable currency exchange rate on September 30, 2015.

(2)	Excludes renewal options

(3)	Includes one parcel of vacant land with no lease

(4)	Includes 4 properties with 4 buildings that were 76% leased and held for sale at September 30, 2015.

(5)	Hotel properties located in 11 states totaling 2,281 rooms with average occupancy of approximately 69% for the three months ended September 30, 2015.
Real Estate Debt Portfolio
Our real estate debt investment segment comprises originations and acquisitions of senior and subordinated loans and debt securities, including purchased credit-impaired ("PCI") loans. The following table presents the collateral diversification of our consolidated loan portfolio and our proportionate share at September 30, 2015. Carrying amounts are presented net of allowance for loan losses.

	Total Portfolio		Company's Proportionate Share
(Amounts in thousands)	Unpaid Principal Balance	Carrying Amount	Unpaid Principal Balance	Carrying Amount	Weighted Average Coupon
Non-PCI Loans
Residential	$111,568	$108,930	$55,276	$54,292	13.7%
Multifamily	770,181	762,076	708,610	703,290	5.4%
Office	530,959	528,557	461,919	459,702	6.4%
Retail	653,018	651,097	532,040	531,009	7.9%
Hospitality	769,720	774,860	443,623	446,253	10.1%
Industrial	32,140	31,886	31,904	31,651	5.2%
Other commercial	249,989	247,375	236,931	234,503	8.1%
Land	126,962	133,758	63,481	66,879	11.5%
	3,244,537	3,238,539	2,533,784	2,527,579	7.5%
PCI Loans
Residential	65,174	34,970	21,159	13,170
Multifamily	186,536	138,160	67,611	51,317
Office	215,752	143,276	102,393	63,034
Retail	178,827	141,883	62,876	52,584
Hospitality	59,117	40,766	10,804	7,402
Industrial	108,442	82,890	37,497	29,483
Other commercial	157,937	89,572	34,754	16,911
Land	317,472	138,593	116,092	54,157
	1,289,257	810,110	453,186	288,058
Total	$4,533,794	$4,048,649	$2,986,970	$2,815,637

Liquidity and Capital Resources
Our current primary liquidity needs are to fund:

•	acquisitions of our target assets and related ongoing commitments;

•	our general partner commitments to our future funds and co-investment commitments to other investment vehicles;

•	our operations, including compensation, administrative and overhead costs;

•	distributions to our stockholders;

•	principal and interest payments on our borrowings, including interest obligation on our convertible debt; and

•	income tax liabilities of taxable REIT subsidiaries and of the Company subject to limitations as a REIT.
Our current primary sources of liquidity are:

•	cash on hand;

•	our credit facility;

•	fees received from our investment management business;

•	cash flow generated from our investments, both from operations and return of capital;

•	proceeds from full or partial realization of investments;

•	investment-level financing; and

•	proceeds from public or private equity and debt offerings.

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
Common Stock—Our board of directors declared the following dividends in 2015:

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 19, 2015	March 31, 2015	April 15, 2015	$0.37
May 6, 2015	June 30, 2015	July 15, 2015	0.37
August 5, 2015	September 30, 2015	October 15, 2015	0.38
November 4, 2015	December 31, 2015	January 15, 2016	0.40

Preferred Stock—We are required to make quarterly cash distributions on our outstanding preferred stock. Dividends are payable on or about the 15th of each January, April, July and October.

		Shares Outstanding September 30, 2015 (In thousands)	Quarterly Cash Distributions
Description	Dividend Rate Per Annum		Total (In thousands)	Per Share
Series A 8.5% Cumulative Redeemable Perpetual	8.50%	10,080	$5,355	$0.53125
Series B 7.5% Cumulative Redeemable Perpetual	7.50%	3,450	1,617	0.46875
Series C 7.125% Cumulative Redeemable Perpetual	7.125%	11,500	5,121	0.44531
		25,030	$12,093
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
Investment-Level Financing
We have various forms of investment-level financing from commercial banks on several of our investments, including several loan portfolios and real estate equity portfolios, described as secured debt in Note 10 to our consolidated financial statements
We entered into two master repurchase agreements with commercial banks in February 2014 and April 2015, which provided $150 million under each warehouse facility, to partially finance loans within our Transitional CRE lending platform. In October 2015, the April 2015 facility was increased by $100 million, resulting in a total of $400 million available under both warehouse facilities. As of November 5, 2015, a combined $279 million was available to be drawn under our warehouse facilities.
In July 2015, we closed on a $100 million revolving credit facility to pursue additional acquisitions under the Light Industrial Platform segment. As of November 5, 2015, there was $56 million available to be drawn on this facility.
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
Credit Facility
As described in Note 10 to our consolidated financial statements, the JPM Credit Agreement provides a secured revolving credit facility in the maximum principal amount of $800 million, after the increase of $155 million in July 2015. The initial maturity of the JPM Credit Agreement is August 5, 2016, and any amounts outstanding upon maturity will convert automatically to a fully amortizing 2-year term loan payable in quarterly installments. In the event of such conversions, the term loan will continue to bear interest at the same rate as the revolving loans from which it was converted.
The maximum amount available to borrow under the JPM Credit Agreement at any time is limited by a borrowing base of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of net book value or a multiple of Core Earnings, a non-GAAP measure. Core Earnings is GAAP net income (loss) excluding non-cash equity compensation expense, incentive fees, real estate depreciation and amortization and unrealized gains or losses from fair value changes other than permanent impairment, adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-cash items after approval by a majority of our independent directors. As of November 5, 2015, the borrowing base valuation was sufficient to permit borrowings of up to the entire $800 million commitment, of which $479 million was available to be drawn.
The JPM Credit Agreement contains covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. At September 30, 2015, we were in compliance with all of the debt covenants and our actual results as of and for the three months ended September 30, 2015 were as follows:

	Covenant Level	Actual Level at September 30, 2015
Financial covenant as defined in the Credit Agreement:
Consolidated Tangible Net Worth	Minimum $1,927 million	$2,374 million
Consolidated Fixed Charge Coverage Ratio	Minimum 1.50 to 1.0	2.55 to 1.0
Consolidated Leverage Ratio	Maximum 0.65 to 1.0	0.39 to 1.0
Liquidity	Minimum $5 million	$683 million
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
Cash and Cash Flows
The consolidated cash flows for the nine months ended September 30, 2015 included three months of cash activities from the investment management business acquired through the Combination and from the 52 investment entities consolidated as of April 2, 2015. The following table summarizes our cash flow activities for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
(In thousands)	2015	2014
Net cash provided by operating activities	$322,157	$99,601
Net cash used in investing activities	(898,842)	(884,682)
Net cash provided by financing activities	672,911	1,040,608
Operating Activities
For the nine months ended September 30, 2015, cash flows from operating activities increased $222.6 million, or 223%, compared to the nine months ended September 30, 2014. The increase reflects the operating activities of the 52 consolidated investment entities as well as growth in our investment portfolio. Cash inflows from operating activities are primarily interest received from our investments in loans, rental payments collected from tenants of our portfolio of operating real estate properties, distributions of earnings from unconsolidated joint ventures, and fee income collected from our managed funds. This is partially offset by payment of operating expenses supporting our investments, including loan servicing and property operating costs. Additionally, following the Combination, we have assumed compensation and administrative costs from our Manager in lieu of a management fee expense.
Investing Activities
Investing activities include cash outlays for our contributions to unconsolidated joint ventures and for investments in loans and real estate assets during the periods, partially offset by distributions of capital from unconsolidated joint ventures resulting from principal repayments, loan resolutions and financing activities. Cash provided by investing activities also includes principal repayments of loans held for investment and proceeds from sales of real estate assets. We invested approximately $1.9 billion and $1.5 billion, primarily in new investments, during the nine months ended September 30, 2015 and 2014, respectively. Included in cash used in investing activities for the nine months ended September 30, 2015 is $55.9 million of upfront payments made pursuant to the Combination, net of cash acquired.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2015 reflects $277.9 million net proceeds from our preferred stock offering, $193.5 million of net borrowings on our credit facility, $623.8 million net borrowing on secured financing at the investment level, which includes net borrowings of the newly consolidated investment entities, and contributions from noncontrolling interests of $226.0 million. These amounts were offset by $149.1 million payment of dividends and $471.1 million distributions to noncontrolling interests. Net cash provided by financing activities for the nine months ended September 30, 2014 reflects net proceeds of $83.5 million from our preferred stock offering, $717.1 million from our common stock offerings, $394.6 million from issuance of convertible senior notes, $127.3 million net borrowing on secured financing, and contributions from noncontrolling interests of $81.9 million. These amounts were offset by $138.5 million of net repayments on our credit facility, $108.4 million payment of dividends, and $108.5 million distributions to noncontrolling interests.
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

Off-Balance Sheet Arrangements
In connection with financing arrangements for certain unconsolidated joint ventures, the Company provided customary non-recourse carve-out guarantees. The Company believes that the likelihood of making any payments under the guarantees is remote, and has not accrued for a guaranty liability as of September 30, 2015.

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
The interest rate sensitivity table below illustrates the projected impact of changes in interest rates in 1% increments on our net income for twelve months, assuming no changes in our interest-bearing assets and liabilities mix as it stood at September 30, 2015. Our floating rate loans and borrowings are predominantly indexed to 1-Month LIBOR. The maximum decrease in the interest rates is assumed to be 0.20%, the actual 1-Month LIBOR at September 30, 2015.

(Amounts in thousands)
Affected Line Item in the Consolidated Statement of Operations	+2.00%	+1.00%	-0.20%
Equity in income of unconsolidated joint ventures	$(11,554)	$(5,777)	$639
Interest income	38,823	19,411	(3,904)
Interest expense	(48,931)	(24,898)	5,007
Net (loss) income	(21,662)	(11,264)	1,742
Net (loss) income attributable to noncontrolling interests	(5,908)	(3,170)	623
Net (loss) income attributable to Colony Capital, Inc.	$(15,754)	$(8,094)	$1,119

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
Currency Risk
We have foreign currency rate exposures related to our foreign currency denominated investments. Changes in foreign currency rates can adversely affect the fair values and earnings of our non-U.S. holdings. As of September 30, 2015, we had approximately €226.7 million, £102.8 million, CHF53.0 million and NOK 926.4 million or a total of $572.2 million, in European investments. A 1% change in these foreign currency rates would result in a $6 million increase or decrease in translation gain or loss on our investments in unconsolidated joint ventures, loan investments and real estate assets. We mitigate this risk by utilizing currency instruments to hedge the capital portion of our foreign currency risk. The types of hedging instruments that we employed on our European investments were forwards and costless collars (buying a protective put while writing an out-of-the-money covered call with a strike price at which the premium received is equal to the premium of the protective put purchased) which involved no initial capital outlay. The puts were structured with strike prices approximately 10% lower than our cost basis in such investments, thereby limiting any foreign exchange fluctuations to approximately 10% of the original capital invested in the deal. At September 30, 2015, our share of net tax-effected accumulated foreign exchange loss on the European investments was approximately $12.4 million, net of effect of hedging.
The following table summarizes the aggregate notional amount of the foreign exchange contracts in place, along with various key terms as of September 30, 2015. The maturity dates of these instruments approximate the projected dates of related cash flows for specific investments. Termination or maturity of currency hedging instruments may result in an obligation for payment to or from the counterparty to the hedging agreement. We are exposed to credit loss in the event of non-performance by counterparties for these contracts. To manage this risk, we select major international banks and financial institutions as counterparties and perform a quarterly review of the financial health and stability of our trading counterparties. Based on our review as of September 30, 2015, we do not expect any counterparty to default on its obligations.

Hedged Currency	Instrument Type	Notional Amount (in thousands)		FX Rates ($ per unit of foreign currency)	Range of Expiration Dates
EUR	FX Collar		€133,075	Min $1.09 / Max $1.53	December 2015 to November 2020
GBP	FX Collar		£68,000	Min $1.45 / Max $1.82	September 2017 to December 2019
EUR	FX Forward		€103,000	Range between $1.10 to $1.40	March 2016 to July 2018
GBP	FX Forward		£15,050	Range between $1.51 to $1.52	November 2015 to December 2015
CHF	FX Forward	CHF	55,545	Range between $1.47 to $1.50	January 2030
NOK	FX Forward	NOK	923,000	$0.12	November 2015
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
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2015.
Changes in Internal Control over Financial Reporting
The Company acquired the Light Industrial Platform on December 18, 2014 and substantially all of the real estate investment management business and operations of CCLLC on April 2, 2015. Management is continuing to evaluate the policies, processes, systems and operations relating to these acquired businesses.
Except as described above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. Legal Proceedings.
The Company may be involved in litigations and claims in the ordinary course of business. As of September 30, 2015, the Company was not involved in any material legal proceedings.

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
2.1
Agreement and Plan of Merger, dated as of September 21, 2015, among Starwood Waypoint Residential Trust, Starwood Waypoint Residential Partnership, L.P., SWAY Holdco, LLC, Colony American Homes, Inc., CAH Operating Partnership, L.P., and the parties identified therein as the CAH Stockholders, the CAH Unitholders and the CAH Investors (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed on September 21, 2015)

10.1
Registration Rights Agreement, dated as of September 21, 2015, among the Company and the other parties named therein (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed on September 21, 2015)

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
Financial statements from the Quarterly Report on Form 10-Q of Colony Capital, Inc. for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Comprehensive Income, (4) Condensed Consolidated Statements of Equity, (5) Condensed Consolidated Statements of Cash Flows and (6) Notes to Condensed Consolidated Financial Statements

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
Dated: November 9, 2015

COLONY CAPITAL, INC.

By:	/S/ Richard B. Saltzman
Richard B. Saltzman
Chief Executive Officer and President

By:	/s/ Darren J. Tangen
Darren J. Tangen
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)