Form 10-K
period 2015-12-31
Colony Capital, Inc.
filed 2016-02-29
CIK 1467076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

(310) 282-8820
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	New York Stock Exchange
Class B Common Stock, $0.01 par value	New York Stock Exchange
Series A Cumulative Redeemable Preferred Stock, $0.01 par value	New York Stock Exchange
Series B Cumulative Redeemable Preferred Stock, $0.01 par value	New York Stock Exchange
Series C Cumulative Redeemable Preferred Stock, $0.01 par value	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $2.5 billion as of the last business day of the registrant’s most recently completed second fiscal quarter based upon the price at which the common shares were last sold on that day.
As of February 25, 2016, 112,565,739 shares of the Registrant's Class A common stock and 546,275 shares of Class B common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement with respect to its 2015 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year are incorporated by reference into Part III of this Form 10-K.

COLONY CAPITAL, INC.

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
The forward-looking statements contained in this Annual Report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Statements regarding the following subjects, among others, may be forward-looking:

•	the market, economic and environmental conditions in the industrial real estate, single-family rental, and lodging sectors;

▪	our business and investment strategy, including the ability of Colony Starwood Homes, in which we have a significant investment, to execute its single-family home rental strategy;

•	our ability to generate revenue from the single-family homes in which we own an interest;

•	our ability to dispose of our real estate investments quickly;

•	the performance of the hotels in which we own an interest;

▪	market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy or the demand for commercial real estate loans;

▪	our projected operating results;

▪	actions, initiatives and policies of the U.S. government and changes to U.S. government policies and the execution and impact of these actions, initiatives and policies;

▪	the state of the U.S. and global economy generally or in specific geographic regions;

▪	our ability to obtain and maintain financing arrangements, including securitizations;

▪	the amount and value of commercial mortgage loans requiring refinancing in future periods;

▪	the availability of attractive investment opportunities;

▪	the availability and cost of debt financing from traditional lenders;

▪	the volume of short-term loan extensions;

▪	the demand for new capital to replace maturing loans;

▪	our expected leverage;

▪	the general volatility of the securities markets in which we participate;

▪	changes in the value of our assets;

▪	interest rate mismatches between our target assets and any borrowings used to fund such assets;

▪	changes in interest rates and the market value of our target assets;

▪	changes in prepayment rates on our target assets;

▪	effects of hedging instruments on our target assets;

▪	rates of default or decreased recovery rates on our target assets;

▪	the impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters;

▪	our ability to maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;

▪	our ability to maintain our exemption from registration as an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”);

▪	the availability of opportunities to acquire commercial mortgage-related, real estate-related and other securities;

▪	the availability of qualified personnel;

▪	estimates relating to our ability to make distributions to our stockholders in the future; and

▪	our understanding of our competition.
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

PART I
ITEM 1. Business.
In this Annual Report we refer to Colony Capital, Inc. as “we,” “us,” “Company,” or “our,” unless we specifically state otherwise or the context indicates otherwise. We refer to our manager, Colony Financial Manager, LLC, as the “Manager,” and the former parent company of the Manager, Colony Capital, LLC, together with its consolidated subsidiaries (other than us), as “CCLLC.”
Overview
Colony Capital, Inc. (formerly, Colony Financial, Inc.) is a leading global real estate and investment management firm headquartered in Los Angeles, California with more than 300 employees. Through our global investment management business, which has operated under the Colony Capital brand for more than 25 years, we have of $18.8 billion of assets under management and $9.3 billion of fee-earning equity under management as of December 31, 2015. We rely on the experience and relationships cultivated over this period to target attractive risk-adjusted returns for our investors by investing primarily in real estate and real estate-related assets. We manage capital on behalf of both Company shareholders and limited partners in private investment funds under our management where the Company may earn management fees and carried interests. Our investment portfolio is primarily composed of: (i) real estate equity; (ii) real estate and real estate-related debt; and (iii) investment management of Company-sponsored private equity funds and vehicles.
We were organized on June 23, 2009 as a Maryland corporation. We operate as a REIT and generally are not subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our taxable income to stockholders and maintain qualification as a REIT, although we are subject to U.S. federal income tax on income earned through our taxable subsidiaries. We also operate our business in a manner that will permit us to maintain our exemption from registration as an investment company under the 1940 Act.
Combination Transaction
Prior to April 2, 2015, we were externally managed and advised by the Manager, which was a wholly-owned subsidiary of CCLLC, a privately held global real estate investment firm founded in 1991 by Thomas J. Barrack, Jr., our Executive Chairman.
On March 31, 2015, our shareholders approved the acquisition by our operating subsidiary Colony Capital Operating Company, LLC ("Operating Company" or “OP”) of substantially all of CCLLC's real estate and investment management businesses and operations, which closed on April 2, 2015 (the "Combination").
Prior to the Combination, CCLLC sponsored approximately $24 billion of equity across a variety of distinct funds and investment vehicles that collectively invested over $60 billion of total capital. Our acquisition of CCLLC's investment management business provided us with approximately $9 billion of third party fee-paying equity under management at the time of closing. Following the Combination, we became a self-managed REIT, led by our Executive Chairman, Mr. Barrack, and Chief Executive Officer, Richard B. Saltzman, and employ the full management and investment team of CCLLC. Pursuant to the Combination, CCLLC's management contracts for its existing real estate and non-real estate funds and investment vehicles, other than CCLLC's interests in Colony American Homes ("CAH", renamed Colony Starwood Homes, subsequent to a merger with Starwood Waypoint Residential Trust in January 2016), which became a self-managed REIT effective November 4, 2014, were contributed to the Company. As a result of the Combination, we now have the right to conduct all future Colony-branded investment activities, including the formation of real estate and non-real estate private investment funds, and own the Colony name and related intellectual property. The consideration for the Combination was paid primarily in the form of the Company’s Class A common stock, Class B common stock and membership units in OP ("OP Units," exchangeable for cash based upon the market value of an equivalent number of shares of Class A common stock, or at the Company's election, shares of Class A common stock on a one-for-one basis).
Upon consummation of the Combination, all of CCLLC’s senior executives became employed by the Company. In order to further demonstrate their collective long term commitment to the Company’s business, Messrs. Barrack and Saltzman entered into five-year employment agreements, certain other key senior executives entered into three-year employment agreements, and all such executives entered into or are subject to lock-up arrangements with the Company, which, subject to certain exceptions for estate planning, partial share pledges and tax-related sales, generally restrict them from transferring their respective interests in OP Units and/or shares received in the Combination over the same period as their respective employment agreement terms.

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

Post-Combination
Our Business
Our business objective is to provide attractive risk-adjusted returns to our investors through (i) a diversified portfolio of direct and indirect real estate-related equity and real estate debt investments and (ii) fee bearing management contracts on investment funds that we manage. We expect that these returns will be delivered to our investors through both current yield in the form of regular-way and special dividends and potential capital appreciation.
Our investments are diversified across a wide spectrum of commercial real estate property types, including but not limited to, office, industrial, retail, hospitality, education, single-family and multifamily residential assets, and geographies, primarily within North America and Europe. These investments and our business are organized in five reportable segments as outlined below. The operating and financial results of our business segments are discussed in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Real Estate Equity

•	Light industrial real estate assets and operating platform;

•	Single-family residential rentals through our equity method investment in Colony Starwood Homes (NYSE symbol "SFR");

•	Other real estate equity investments
Real Estate Debt

•	Loan originations and acquisitions; and
Investment Management

•	Investment management of Company-sponsored funds and other investment vehicles.
Our Investment Strategy
We believe we can achieve our business objective of delivering attractive risk-adjusted returns through our rigorous underwriting and asset management processes, which benefit from our deep experience, having invested over $60 billion of capital globally through multiple economic cycles, as more fully described below. These processes have been developed to implement a flexible yet disciplined investment strategy, which may involve any of the following:

▪
capitalizing on asset-level underwriting experience and market analytics to identify investments with pricing dislocations and attractive risk-return profiles that can be purchased at meaningful discounts to our estimates of intrinsic value;

▪	seeking to acquire assets held for sale that are undervalued as a result of operating uncertainty or liquidity constraints;

▪	enhancing cash flows and asset values during ownership by active asset management and implementing opportunistic resolution and exit strategies;

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
Prior to the Combination, our investments in real estate equity and debt were generally structured as joint ventures with one or more private investment funds or other investment vehicles managed by the Manager, or to a lesser extent, with unaffiliated third parties. Following the Combination, we sponsor, act as general parter of and invest in funds and other similar investment vehicles under the Colony name as general partner. The structure of our investing activities has not changed as we continue to invest alongside the funds we sponsor through joint ventures between us and our sponsored funds. As general partner, we have capital commitments directly into the funds we sponsor and as an affiliate of the general partner, our capital commitments are satisfied directly through the co-investment joint ventures.
Our Target Assets
Our primary target asset classes and the principal assets within each class are as follows:

•
Real Estate Equity. Investment in the common and/or preferred equity of commercial property, typically targeting a higher yielding or opportunistic strategy to reposition, recapitalize, renovate or otherwise stabilize the underlying property or properties. Real estate equity investments include our investments in light industrial properties through our ownership of the Light Industrial Platform, single family residential rentals through our investment in Colony Starwood Homes and other equity investments including real estate owned properties acquired from governmental agencies or financial institutions, loan-to-own investments, triple net lease investments and other real property acquisitions. We may also include third-party operating and/or other financial partners in these transactions.

•
Real Estate Debt. The origination or acquisition of mortgage and/or mezzanine loans secured by interests in commercial properties, including office buildings, industrial properties, hotels, retail properties, apartments and properties within other commercial real estate sectors. We may sell senior interests in or finance or securitize originated and acquired loans in order to enhance the returns from the retained loan interests.

•
Investment Management. Management of private investment funds and vehicles on behalf of limited partner clients that typically are focused on specific investment strategies, property types and/or geographic markets and where we typically earn management fees and carried interests.

•
Other Assets. We may also invest in other investments, such as REIT or real estate operating company equity and debt securities, commercial mortgage-backed securities ("CMBS"), collateralized debt obligations ("CDOs"), certain types of collateralized loan obligations ("CLOs"), debtor-in-possession ("DIP") loans, minority equity ownership interests in banks, residential mortgage-backed securities (“RMBS”), construction/rehabilitation loans, loans to providers of real estate net lease financing, residential mortgage loans or other interests in residential properties, other real estate-related financial assets and investments, credit default swaps and other derivative securities, and non-real estate-related debt investments.
Our Investment Guidelines
We have no prescribed limitation on any particular investment type; however, our board of directors has adopted the following investment guidelines:

•	no investment shall be made that would cause us to fail to qualify as a REIT for U.S. federal income tax purposes;

•	no investment shall be made that would cause us to be regulated as an investment company under the 1940 Act; and

•
until appropriate investments can be identified, we may invest the proceeds of our equity offerings in interest-bearing, short-term investments, including money market accounts and/or U.S. treasury securities, that are consistent with our intention to maintain our status as a REIT and our exemption from registration under the 1940 Act.

Any investment of our capital of up to $10 million requires the approval of our chief executive officer; any investment in excess of $10 million but less than $150 million requires the approval of our Investment Committee; and any investment greater than or equal to $150 million requires the approval of our board of directors.
Our investment guidelines do not limit the amount of our equity that may be invested in any particular class or type within our target asset classes. Our investment decisions depend upon prevailing market conditions and may change over time in response to opportunities available in different economic and capital market environments. As a result, we cannot predict the percentage of our equity that will be invested in any particular asset at any given time. We believe that the flexibility of our investment strategy, combined with our and our affiliates’ experience executing various investment strategies, enables us to exploit changes in the capital markets and provides attractive risk-adjusted long-term returns to our stockholders throughout the various stages of an economic cycle.
These investment guidelines may be changed or waived from time to time by our board of directors (which must include a majority of our independent directors) without the approval of our stockholders, and we expect to disclose any such changes or waivers to our investment guidelines in the periodic reports we file with the Securities and Exchange Commission (the “SEC”).
Our Investment Management Business
We conduct the management and sponsorship of our funds through a partnership or equivalent structure. These are generally closed-end funds that accept commitments and/or funds for investments from institutional investors and high net worth individuals. We call capital from the investors on an as needed basis to fund investments over a specified term.
As general partner, our responsibilities include all policy and investment decisions relating to the conduct of affairs and business of such funds. As investment advisor, our responsibilities include the day-to-day management and operations of the funds pursuant to an investment advisory or similar agreement. The limited partners of the fund do not participate in the management or control of the business of the funds. The governing agreements of the funds generally provide the limited partners with the ability to remove the general partner or to dissolve the fund, subject to the consent of at least a majority of percentage interests of limited partners.
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
Underwriting
Prior to making any equity or debt investment, our underwriting team, in conjunction with third party providers, undertakes a rigorous asset-level due diligence process, involving intensive data collection and analysis, to ensure that we understand fully the state of the market and the risk-reward profile of the asset. In addition, we evaluate material accounting, legal, financial and business issues surrounding such investment. These issues and risks are built into the valuation of an asset and ultimate pricing of an investment.
During the underwriting process, we review the following data, including, but are not limited to: property financial data including historic and budgeted financial statements, liquidity and capital expenditure plans, property operating metrics (including occupancy, leasing activity, lease expirations, sales information, tenant credit review, tenant delinquency reports, operating expense efficiency and property management efficacy) and local real estate market conditions including vacancy rates, absorption, new supply, rent levels and comparable sale transactions, as applicable. For debt investments, we also analyze metrics such as loan-to-collateral value ratios, debt service coverage ratios, debt yields, sponsor credit ratings and performance history.
In addition to evaluating the merits of any particular proposed investment, we evaluate the diversification of our portfolio of assets. Prior to making a final investment decision, we determine whether a target asset will cause our portfolio of assets to be too heavily concentrated with, or cause too much risk exposure to, any one real estate sector, geographic region, source of cash flow such as tenants or borrowers, or other geopolitical issues. If we determine that a proposed investment presents excessive concentration risk, we may decide not to pursue an otherwise attractive investment.
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
Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our exemption from registration under the 1940 Act, we currently expect that we will typically hold most assets through our managed funds and vehicles for between three and ten years. However, in order to maximize returns and manage portfolio risk while remaining opportunistic, we may dispose of an asset earlier than anticipated or hold an asset longer than anticipated if we determine it to be appropriate depending upon prevailing market conditions or factors regarding a particular asset. We can provide no assurances, however, that we will be successful in identifying or managing all of the risks associated with acquiring, holding or disposing of a particular asset or that we will not realize losses on certain assets.
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
In addition, because we are exposed to foreign currency exchange rate fluctuations, we employ foreign currency risk management strategies, including the use of, among others, currency hedges, and matched currency financing.
We can provide no assurances, however, that our efforts to manage interest rate and foreign currency exchange rate volatility will successfully mitigate the risks of such volatility on our portfolio.
Financing Strategy
Our financing strategy is to employ investment-specific financing principally on a non-recourse basis with matching terms and currencies, as available and applicable, through first mortgages, senior loan participations or securitizations. In addition to investment-specific financings, we may utilize and have utilized credit facilities and repurchase facilities on a shorter term basis and public and private, secured and unsecured debt issuances on a longer term basis. The amount of leverage we utilize is based on our assessment of a variety of factors, including, among others, the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in our portfolio, the ability to raise additional equity to reduce leverage and create liquidity for future investments, the availability of credit at favorable prices or at all, the credit quality of our assets, our outlook for borrowing costs relative to the interest income earned on our assets and financial covenants within our financing facilities. Our decision to use leverage to finance our assets is at our discretion and not subject to the approval of our stockholders. We currently do not expect our overall leverage to exceed a ratio of 3-to-1 on a debt to equity basis. To the extent that we use leverage in the future, we may mitigate interest rate risk through utilization of hedging instruments, primarily interest rate swap and cap agreements, to serve as a hedge against future interest rate increases on our borrowings.

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
Regulation under the Investment Advisers Act of 1940
As a result of our acquisition of CCLLC’s business pursuant to the Combination, we have a subsidiary that is registered with the SEC as an investment advisor under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”). As a result, we are subject to the anti-fraud provisions of the Investment Advisers Act and to fiduciary duties derived from these provisions that apply to our relationships with the investment funds that we manage. These provisions and duties impose restrictions and obligations on us with respect to our dealings with our fund investors and our investments, including, for example, restrictions on agency, cross and principal transactions. We, or our registered investment adviser subsidiaries will be subject to periodic SEC examinations and other requirements under the Investment Advisers Act and related regulations primarily intended to benefit advisory clients. These additional requirements relate, among other things, to maintaining an effective and comprehensive compliance program, recordkeeping and reporting requirements and disclosure requirements. The Investment Advisers Act generally grants the SEC broad administrative powers, including the power to limit or restrict an investment adviser from conducting advisory activities in the event it fails to comply with federal securities laws. Additional sanctions that may be imposed for failure to comply with applicable requirements include the prohibition of individuals from associating with an investment adviser, the revocation of registrations and other censures and fines.
Competition
We are engaged in a competitive multifaceted business. We compete for numerous types of target assets and capital from fund investors.
In our investing business, we compete with a variety of institutional investors, including other REITs and/or investment managers, specialty finance companies, public and private funds, commercial and investment banks, hedge funds, mortgage bankers, commercial finance and insurance companies, governmental bodies and other financial institutions. In addition, there are several REITs with similar investment objectives, including a number that have been recently formed, and others may be organized in the future. These other REITs increase competition for the available supply of commercial mortgage and other real estate-related assets suitable for purchase or origination and single-family homes for purchase. Some of our competitors have greater financial resources, access to lower costs of capital and access to funding sources that may not be available to us, such as funding from the U.S. Government, if we are not eligible to participate in programs established by the U.S. Government. In addition, some of our competitors are not subject to the operating constraints associated with REIT compliance or maintenance of an exemption from the 1940 Act. Furthermore, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, or pay higher prices, than we can. Current market conditions may attract more competitors, which may increase the competition for our target assets.
In our investment management business, we compete directly with other real estate investment managers and to lesser degree, investment managers focused on corporate private equity, credit and hedge fund strategies and venture capital. Some of our competitors have greater financial resources, longer track records, more established relationships and more attractive fund terms, including fees. Further, as institutional fund investors increasingly consolidate their relationships for multiple investment products with a few investment firms, competition for capital from such institutional fund investors may become more acute.
We also face competition in the recruitment and retention of qualified and skilled personnel. Our ability to continue to compete effectively in our businesses will depend upon our ability to attract new employees and retain existing employees consultants and retain and motivate our existing employees and consultants.
An increase in competition across the various components of our business may limit our ability to generate attractive risk-adjusted returns for our stockholders, thereby adversely affecting the market price of our common stock.

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
Employees
As of December 31, 2015, we employed 347 full-time employees. None of our employees are subject to a collective bargaining agreement. We believe that we have good relations with our employees.
Available Information
Our principal executive offices are located at 515 South Flower Street, 44th Floor, Los Angeles, CA, 90071; and our website address is www.colonyinc.com.
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports or statements are available on our website under “Public Shareholders—SEC Filings,” as soon as reasonably practicable after we file these materials with, or furnish them to, the SEC.
All of our reports filed with the SEC can also be obtained at the SEC’s website at www.sec.gov and they may be read and copied at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Further information regarding the operation of the public reference room may be obtained by calling 1-800-SEC-0330.
Additionally, the following documents relating to corporate governance are available on our website under “Public Shareholders—Corporate Governance”:

•	Corporate Governance Guidelines

•	Code of Business Conduct and Ethics

•	Code of Ethics for Principal Executive Officer and Senior Financial Officers

•	Audit Committee Charter

•	Nominating & Corporate Governance Committee Charter

•	Compensation Committee Charter

These corporate governance documents are also available free of charge in print to any security holder who requests them in writing to: Colony Capital, Inc., Attention: Investor Relations, 515 South Flower Street, 44th Floor, Los Angeles, CA, 90071.
Information contained on our website is not incorporated by reference into this Annual Report and such information should not be considered to be part of this report.

ITEM 1A. Risk Factors.
In addition to the other information contained or incorporated by reference in this Annual Report, readers should carefully consider the following risk factors:

Risks Related to the Combination and the Business Acquired in the Combination
We may not manage integration of the business we acquired in the Combination effectively.
We may not manage integration of the business we acquired in the Combination effectively. Such integration could be a time-consuming and costly process. The combined company may encounter potential difficulties in the integration process including, among other things

•
the inability to successfully combine CCLLC’s business with our Company in a manner that permits the combined company to achieve the cost savings anticipated to result from the Combination, which could result in the anticipated benefits of the Combination not being realized in the timeframe currently anticipated or at all;

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
In addition, while we no longer bear the costs of the various fees and expense reimbursements previously paid to our Manager now that we have become internally managed pursuant to the Combination, our expenses will include the compensation and benefits of our officers, employees and consultants, as well as overhead previously paid by our Manager or its affiliates. There are no assurances that these employees will be able to or incentivized to provide services at the same level or for the same costs as were previously provided to us by our Manager, and there may be other unforeseen costs, expenses and difficulties associated with operating as an internally managed company. If the expenses we assumed as a result of the Combination are higher than the fees that we paid our Manager or otherwise higher than we anticipate, we may not achieve our anticipated cost savings from the Combination and our net income and FFO could decrease, which could have a material adverse effect on our business, financial condition and results of operations. In addition, if revenue from the acquired management business decreases, our net income and FFO could decrease further, which would have a material adverse effect on our business, financial condition and results of operations.
We are exposed to risks to which we have not historically been exposed, including liabilities with respect to the assets we acquired from CCLLC and ongoing liabilities and business risks inherent to the business we acquired in the Combination.

The Combination has exposed us to risks to which we have not historically been exposed. In connection with the Combination, we incurred liabilities with respect to the assets we acquired from CCLLC and certain of its affiliates and are subject to ongoing liabilities and business risks inherent to the business of CCLLC and its affiliates. In addition, our overhead increased as a result of our becoming internally managed, as the responsibility for overhead relating to management of our business was previously borne by our Manager, which was contributed to us in the Combination. Also, we could be subject to additional liabilities as a result of employing the approximately 300 employees who were previously employed by CCLLC and are now employed by us. The employment of approximately 300 additional persons could subject us to additional potential liabilities that employers commonly face, such as workers’ disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances, and we will bear the costs of the establishment and maintenance of employee benefit plans, if established.
Finally, we may incur other liabilities to which we were not previously subject. For example, we could be subject to liabilities to investors in investment funds, programs or vehicles that were previously sponsored or managed by CCLLC, or to third parties, as a result of our becoming and serving as manager or advisor to such funds, programs or vehicles. These liabilities could include unfunded pension or withdrawal liability from single employer or multiemployer pension plans if we are considered a member of a controlled group of companies that includes a portfolio company that has incurred such liability. In addition, even when we are not required to do so, we may advance funds to allow investment funds, programs or vehicles to meet their expenses. The assumption of CCLLC’s liabilities and the incurrence by us of ongoing liabilities and business risks inherent to CCLLC’s business could have a material adverse effect on our business, financial condition, results of operations and ability to effectively operate our business.
Any securities to be issued as contingent consideration in connection with the Combination will have a dilutive effect and will reduce the voting power and relative percentage interests of current common stock holders in our earnings and market value.
The contingent consideration payable in the Combination includes up to an aggregate of approximately 1.02 million shares of Class A common stock, par value $0.01 per share (“Class A Common Stock”), 90,991 shares of Class B common stock, par value $0.01 per share (“Class B Common Stock”), and approximately 3.47 million membership interests (“OP Units”) in Colony Capital Operating Company, LLC, a subsidiary of the Company (“OP”). Any issuance of shares of our common stock as contingent consideration will have a dilutive effect and will reduce the voting power and relative percentage interests of our common stockholders in our earnings and market value.
Additionally, part of the contingent consideration payable in connection with the Combination consists of OP Units, which may have a dilutive effect on the voting power and percentage interests of the common stockholders. OP Units generally will be redeemable, subject to the terms and conditions set forth in the operating agreement of OP for cash equal to the average closing price of Class A Common Stock for the ten consecutive trading days immediately preceding the date we receive a notice of redemption; provided, that we may choose, at our sole discretion, to satisfy this redemption right by exchanging such OP Units for shares of Class A Common Stock on a one-for-one basis, in lieu of cash. If the recipients of OP Units in the Combination exercise their redemption rights and part or all of their outstanding OP Units are exchanged for shares of our Class A Common Stock, such exchange will have a dilutive effect on our common stock and reduce the relative percentage interests of existing common stockholders in our earnings, voting power and market value.
Future sales of our Class A Common Stock by stockholders of the Company may adversely affect the market price of our Class A Common Stock.
As contingent consideration in connection with the Combination, we may issue up to an aggregate of approximately 1.02 million shares of our Class A Common Stock and 90,991 shares of our Class B Common Stock, and OP may issue up to approximately 3.47 million OP Units. Sales of a substantial number of shares by the recipients of the contingent consideration, the perception or expectation that these sales may occur, or sales of shares to cover tax obligations, could have a material adverse effect on our business, financial condition, results of operations and the prevailing market price for shares of our Class A Common Stock. Such sales also might make it more difficult for us to sell equity securities in the future at a time and price we deem appropriate.
Mr. Barrack controls a significant number of votes in any matter presented to our stockholders for approval, including the election of directors.
Although the Class B Common Stock issued in connection with the Combination was not designed to provide for disproportionate voting rights, the issuance of the Class B Common Stock will result in Mr. Barrack controlling a significant number of votes in matters submitted to a vote of stockholders as a result of his beneficial ownership of Class B Common Stock (which will give him voting power equal to the economic interest in the Company issued to CCLLC and CCH I in the form of OP Units as if all of those OP Units were exchanged for shares of Class A Common Stock), including the election of directors. Mr. Barrack may have interests that differ from our other stockholders, including by reason of his direct or indirect interest in OP, and may accordingly vote in ways that may not be consistent with the interests of those other stockholders.
The Combination may have adverse tax consequences.
The formation of OP as part of the Combination was intended to constitute, for U.S. federal income tax purposes, a tax-deferred contribution by us to a partnership. As a result, neither we nor holders of our common stock, in respect of those common stock holdings, are expected to recognize significant gain or loss for U.S. federal income tax purposes as a result of the Combination. In addition, the Combination is not expected to adversely affect our ability to continue to qualify as a REIT. Notwithstanding the foregoing, under the “investment company” rules under Section 721 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), the Combination generally would not qualify for tax-deferred treatment to the extent it is treated under such rules as a contribution by us to an “investment company.” The investment company rules are complex, and there also is uncertainty regarding other aspects of the U.S. federal tax treatment of the Combination. If the Combination failed to qualify for tax-deferred treatment under the investment company rules or otherwise, we generally would recognize taxable gain for U.S. federal income tax purposes, possibly up to the extent that the fair market value of our assets immediately prior to the Combination exceeded their adjusted tax basis. If and to the extent that we were unable to make distributions for the year in which the Combination occurred at least equal to our taxable income (including our net long term capital gain and also any taxable income or gain recognized in connection with the Combination), we would be subject to U.S. federal income tax (and potentially excise tax) on any undistributed amounts and may also be unable to satisfy the distribution requirements applicable to REITs.
In addition, as a general matter, as a REIT, we generally are unable to conduct directly a portion of the third-party management business of CCLLC that we acquired in connection with the Combination. We therefore conduct those operations through one or more taxable REIT subsidiaries (each, a “TRS”). A TRS is subject to regular corporate income tax on its net income. As a result, the net income generated by those operations generally is subject to regular corporate income tax. Moreover, as a REIT, stock and other securities of a TRS constitute nonqualifying assets for purposes of the 75% asset test applicable to REITs, and, thus, no more than 25% of our total gross assets may be comprised of the stock or other securities of one or more taxable REIT subsidiaries and other nonqualifying assets (including goodwill and similar assets we acquired as a result of the Combination). In addition, dividends payable by taxable REIT subsidiaries constitute qualifying income for purposes of the 95% gross income test applicable to REITs, but nonqualifying income for purposes of the 75% gross income test applicable to REITs. Accordingly, if the value of the business we acquired in connection with the Combination and the income generated thereby increases relative to the value of our other, REIT-compliant assets and the income produced thereby, we may fail to satisfy one or more of the requirements applicable to REITs.
Because advisory agreements with CCLLC’s investment funds are subject to termination in certain circumstances, any such termination could have a material adverse effect on our business, results of operations and financial condition.
The advisory agreements under which we provide, services to CCLLC’s investment funds and the general partners of those investment funds may generally be terminated by the general partner or the applicable fund, as the case may be, with cause (subject to certain notice and cure periods) and, in certain circumstances, may be terminated without cause on limited notice.
In addition, such advisory agreements terminate automatically in certain circumstances, including if the limited partners of any of the funds remove the general partner of that fund, which they generally may do with or without cause subject to certain consent thresholds and other conditions. The advisory agreements also generally terminate automatically upon dissolution of the applicable investment fund. The investment funds generally may be dissolved (i) in the case of certain funds, by limited partners if Mr. Barrack fails to adhere to certain “key man” provisions of that fund’s (and, in some cases, other funds’) organizational documents requiring him to be actively involved and devote a substantial majority of his business time and attention to such fund and its affiliated partnerships, (ii) in the case of certain funds, by the limited partners if neither Mr. Barrack nor any individual named as a CCLLC “principal” continue to control CCLLC following a change in control of CCLLC, (iii) by election of the general partner and the limited partners, and (iv) upon certain other events, such as bankruptcy and expiration of the applicable fund.
Finally, we expect that advisory agreements with our future investment funds also will be terminable upon relatively short notice, with or without cause. Any termination of a material advisory agreement could have a material adverse effect on our business, results of operations and financial condition.
Failure to deal appropriately with conflicts of interest in CCLLC’s investment business could damage our reputation and adversely affect our businesses.
We may confront potential conflicts of interest relating to our funds’ investment activities and our allocation of investment opportunities among our funds or among our direct investment programs and our funds. CCLLC’s investment funds and our future investment funds may have overlapping investment objectives, including funds that have different fee structures, and potential conflicts may arise with respect to our decisions regarding how to allocate investment opportunities among those funds or how to allocate investment opportunities among us and those funds. For example, we may allocate an investment opportunity that is appropriate for two or more investment funds in a manner that excludes one or more funds or results in a disproportionate allocation based on factors or criteria that we determine, such as sourcing of the transaction, the relative amounts of capital available for investment in each fund, the nature and extent of involvement in the transaction on the part of the respective teams of investment professionals dedicated to the respective funds and other considerations deemed relevant by us. In the case of any future funds that we may sponsor, we may implement any allocation methodology that we deem appropriate (including retaining the right to allocate investment opportunities in our sole discretion), and there can be no assurance that our allocation procedures will adequately address all of the conflicts that may arise or that they will address such conflicts in a manner that is more favorable to us than to our investment funds. Also, our decision to pursue a fund investment opportunity could preclude our ability to obtain a related advisory assignment, and vice versa. In addition, conflicts of interest may exist in the valuation of our investments and regarding decisions about the allocation of specific investment opportunities among us and our funds and the allocation of fees and costs among us and our funds. To the extent we fail to appropriately deal with any such conflicts, it could negatively impact our reputation and ability to raise additional funds or result in potential litigation against us.
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
Our executive officers control or have equity interests in the general partner of each of CCLLC’s investment funds, which may expose us to conflicts of interest that could have a material adverse effect on our business, results of operations and financial condition.
Mr. Barrack controls the general partner of each of CCLLC’s investment funds. At the same time, Mr. Barrack serves as our Executive Chairman. As a result, Mr. Barrack directly or indirectly owes fiduciary duties both to us and to CCLLC’s investment funds that may from time to time come into conflict. In addition, our executive officers have equity interests in the general partner of each of CCLLC’s investment funds. These duties and interests may put our executive officers in a position to influence decisions or actions to be taken by CCLLC’s investment funds in a manner that may be viewed as being in the best interest of that investment fund’s general partner but not being in our best interest. In addition, if the general partner of any investment fund breaches an advisory agreement, we may choose not to enforce, or to enforce less vigorously, our rights because of our desire to maintain our ongoing relationship with our executive officers (including if they cease to be executive officers) who hold interests in that fund general partner. Should these conflicts result in decisions that are not in our best interest, it could have a material adverse effect on our business, results of operations and financial condition.
With respect to investment vehicles that we sponsor, unlike with CCLLC’s investment funds, we expect to serve as general partner under the Colony name and receive all fees and therefore do not expect our new investment vehicles to have similar conflicts to those described in the prior paragraph for CCLLC’s existing investment funds, although there can be no assurance that this will be the case. We expect to receive carried interest from future investment programs (net of carried interest that we expect will be allocated to members of our management team, investment professionals and other individuals, which, consistent with market terms, we expect to be 40.0% of the carried interest earned).
Poor performance of CCLLC’s investment funds or our future investment funds could cause a decline in our revenue, income and cash flow and could adversely affect our ability to raise capital for future investment funds.
In the event that any of CCLLC’s investment funds or our future investment funds were to perform poorly, our revenue, income and cash flow could decline because the value of our assets under management would decrease, which, depending on the terms of the applicable fund, could result in a reduction in investment management and other fees, and our investment returns would decrease, resulting in a reduction in the carried interest and incentive fees we earn. Moreover, we could experience losses on our investments of our own principal as a result of poor investment performance by our investment funds.
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
A decline in the pace or size of investment by CCLLC’s investment funds would result in our receiving less revenue from our investment management and other fees and lower return from our investments in the investment funds.
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
Our inability to raise additional or successor investment funds (or raise successor investment funds of a comparable size as the investment funds we currently manage) could have a material adverse effect on our business, results of operations and financial condition.
The investment funds we manage following the Combination have a finite life and a finite amount of commitments from fund investors. Once a fund nears the end of its investment period, our success depends on our ability to raise additional or successor funds in order to keep making investments and, over the long term, earning investment management and other fees. Even if we are successful in raising successor funds, to the extent we are unable to raise successor funds of a comparable size to the investment funds we currently manage or the extent that we are delayed in raising such a successor fund, our revenues may decrease as the investment period of our predecessor funds expire and associated fees decrease.
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
Investors in our future funds may negotiate to pay us lower investment management and other fees and the economic terms of our future funds may be less favorable to us than those of funds we currently manage, which could have a material adverse effect on our business, results of operations and financial condition.
In connection with raising new investment funds or securing additional investments in existing funds, we will negotiate terms for such funds and investments with investors. The outcome of such negotiations could result in our agreement to terms that are materially less favorable to us than the terms of the investment funds we currently manage or funds advised by our competitors. For example such terms could restrict our ability to raise investment funds with investment objectives or strategies that compete with existing funds, reduce fee revenues we earn, reduce the percentage of profits on third-party capital in which we share, include a performance hurdle that requires us to generate a specified return on investment prior to our right to receive carried interest or add expenses and obligations for us in managing the fund or increase our potential liabilities. Furthermore, as institutional investors increasingly consolidate their relationships with investment firms and competition becomes more acute, we may receive more of these requests to modify the terms in our new funds. Agreement to terms that are materially less favorable to us could result in a decrease in our profitability, which could have a material adverse effect on our business, results of operations and financial condition.

Following our acquisition of CCLLC’s business, we are subject to substantial litigation risks and may face significant liabilities and damage to our professional reputation as a result of litigation allegations and negative publicity.
The investment decisions we make in our investment management business and the activities of our investment professionals on behalf of our funds companies may subject them and us to the risk of third-party litigation arising from dissatisfaction of fund investors with the performance of their funds and a variety of other litigation claims. We also will be exposed to risks of litigation or investigation in the event of any transactions that presented conflicts of interest that were not properly addressed. Additionally, to the extent investors in the investment funds we manage suffer losses resulting from fraud, gross negligence, willful misconduct or other similar misconduct, such investors may have remedies against us, our investment funds, our principals or our affiliates under federal securities law and state law.
If any civil or criminal lawsuits are brought against us and result in a finding of substantial legal liability or culpability, the lawsuit could materially adversely affect our business, financial condition or results of operations or cause significant reputational harm to us, which could seriously impact our business. Our investment management business depends to a large extent on its business relationships and its reputation for integrity and high-caliber professional services to attract and retain fund investors and qualified professionals and to pursue investment opportunities for its funds. As a result, allegations of improper conduct by private litigants or regulators, whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity and press speculation about CCLLC, the investment management business we acquired from it in the Combination, its investment activities or its industry in general, whether or not valid, may harm its reputation, which may be more damaging to its business than to other types of businesses.
Third party investors in the funds we manage that have commitment-based structures may not satisfy their contractual obligations to fund capital calls when requested, which could have a material adverse effect on our business, results of operations and financial condition.
Investors in certain of the investment funds we manage make capital commitments that the funds are entitled to call from those investors at any time during prescribed periods. We will depend on fund investors fulfilling their commitments when we call capital from them in order for such funds to consummate investments and otherwise pay their obligations (for example, management fees) when due. Any fund investor that did not fund a capital call would generally be subject to several possible penalties. However, investors may in the future negotiate for lesser or reduced penalties at the outset of the fund, thereby inhibiting our ability to enforce the funding of a capital call. If our fund investors were to fail to satisfy a significant amount of capital calls for any particular fund or funds, the operation and performance of those funds could be materially and adversely affected.

Risks Related to Our Business
The investments held by the investment funds we manage are subject to a number of inherent risks.
Our investment management results are highly dependent on our continued ability to generate attractive returns from fund investments. Investments made by our investment funds involve a number of significant risks inherent to private equity, credit and other investing, including, but not limited to, the following:

•	real estate assets are subject to risks particular to real property, including lease terminations and/or tenant defaults, any of which could reduce its return from an affected property or asset;

•	non-performing and sub-performing commercial mortgage loans, or loans that may become non-performing and sub-performing, are subject to increased risks relative to performing loans;

•	the supply of commercial mortgage loans that meets fund investment objectives and strategies will probably decrease as the economy improves, which may cause it to adjust its investment strategies;

•
commercial mortgage loans and the mortgage loans underlying CMBS investments are subject to the ability of the property owner to generate net income from operating the property, as well as the risks of delinquency and foreclosure;

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

•	derivative instruments, credit default swaps and construction loans would subject such investments to increased risk of loss;

•	residential mortgage loans are subject to risks particular to investments secured by mortgage loans on residential property;

•	investments may be concentrated and will be subject to risk of default;

•	equity investments and mezzanine debt investments often rank junior to senior loans or investments made by others, which presents an increased risk of loss of the investment; and

•
limited numbers of investments, or investments concentrated in certain geographic regions or asset types, could negatively affect a fund’s performance to the extent those concentrated investments perform poorly.

We are subject to risks and liabilities in connection with sponsoring, investing in and managing new investment funds.
We sponsor, manage and serve as general partner of new investment funds. Investment in these funds may involve risks not otherwise present with a direct investment in the fund’s target assets, including, for example:

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
The investment management business is highly fragmented, with our competitors in this area consisting primarily of sponsors of public and private investment funds, real estate development companies, business development companies, investment banks, commercial finance companies and operating companies acting as strategic buyers of businesses. A number of factors serve to increase our competitive risks:

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
Extensive regulation of the business we acquired in the Combination could affect our activities, result in additional burdens on our business and create the potential for significant liabilities and penalties.
The business we acquired in the Combination is subject to extensive regulation, including periodic examinations, by governmental and self-regulatory organizations in the jurisdictions in which it operates around the world. Many of these regulators, including U.S. and foreign government agencies and self-regulatory organizations, as well as state securities commissions in the United States, are empowered to conduct investigations and administrative proceedings that can result in fines, suspensions of personnel or other sanctions, including censure, the issuance of cease-and-desist orders, the suspension or expulsion of a broker-dealer or investment adviser from registration or memberships or the commencement of a civil or criminal lawsuit against us or our personnel. Even if an investigation or proceeding did not result in a sanction or the sanction imposed against us or our personnel by a regulator were small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing clients or fail to gain new asset management or financial advisory clients.
In addition, we regularly rely on exemptions from various requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”), the Exchange Act, the 1940 Act and the U.S. Employee Retirement Income Security Act of 1974, as amended, in conducting its asset management activities. These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties whom we do not control. If for any reason these exemptions were to become unavailable to us, we could become subject to regulatory action or third party claims and our business could be materially and adversely affected. For example, the SEC recently amended Rule 506 of Regulation D under the Securities Act to impose “bad actor” disqualification provisions which ban an issuer from offering or selling securities pursuant to the safe harbor rule in Rule 506 if the issuer, or any other “covered person,” is the subject of a criminal, regulatory or court order or other “disqualifying event” under the rule which has not been waived. The definition of “covered person” under the rule includes an issuer’s directors, general partners, managing members and executive officers; affiliates who are also issuing securities in the offering; beneficial owners of 20% or more of the issuer’s outstanding equity securities; and promoters and persons compensated for soliciting investors in the offering. Accordingly, our ability to rely on Rule 506 to offer or sell securities would be impaired if we or any “covered person” is the subject of a disqualifying event under the rule and we are unable to obtain a waiver. The requirements imposed by our regulators are designed primarily to ensure the integrity of the financial markets and to protect investors in our investment funds and are not designed to protect us. Consequently, these regulations could serve to limit our activities and impose burdensome compliance requirements.
Regulatory changes in the United States could adversely affect our business.
As a result of highly publicized financial scandals, investors, regulators and the general public have exhibited concerns over the integrity of both the U.S. financial markets and the regulatory oversight of these markets. As a result, the business environment in which we operate is subject to heightened regulation. With respect to alternative asset management funds, in recent years, there has been debate in both U.S. and foreign governments about new rules or regulations, including increased oversight or taxation. As calls for additional regulation have increased, there may be a related increase in regulatory oversight of the trading and other investment activities of alternative asset management funds, including CCLLC’s investment funds and our future investment funds. Such oversight may cause us to incur additional expense and may result in fines if we are deemed to have violated any regulations.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) of 2010 has changed and is expected to continue changing the regulatory environment for alternative investment funds, including CCLLC’s investment funds and our future investment funds. Dodd-Frank expanded the registration requirements for investment advisers managing such funds, as well as subjecting large funds to supervisory oversight for purposes of assessing their potential to contribute to systemic risk. Although the SEC and other U.S. regulatory agencies have begun issuing rules and regulations to implement the requirements of Dodd-Frank, some provisions of Dodd-Frank still require the adoption of implementing regulations by the applicable agencies. Accordingly, it is not possible finally to assess Dodd-Frank’s full impact on us, our investment funds or, in some cases, the instruments in which our investment funds may invest. As the regulatory environment evolves, compliance with any new laws or regulations could be difficult and may adversely affect the value of instruments held by our investment funds or the ability of our investment funds to pursue their investment strategies.
Although the full scope of these potential regulatory changes is not yet known, such changes could have a meaningful impact on the financial industry. We may be adversely affected if new or revised legislation or regulations are enacted, or by changes in the interpretation or enforcement of existing rules and regulations imposed by the SEC, other U.S. governmental regulatory authorities or self-regulatory organizations that supervise the financial markets and their participants. Such changes could place limitations on the type of investor that can invest in our investment funds or on the conditions under which our investment funds may acquire investments. Further, such changes may limit the scope of investing activities we may undertake for our investment funds. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become law. Any changes in the regulatory framework applicable to our business, including the changes described above, may impose additional costs on us, require the attention of our senior management or result in limitations on the manner in which we conduct our business. Moreover, as calls for additional regulation have increased, there may be a related increase in regulatory investigations of the trading and other investment activities of alternative asset management funds, including our funds. Compliance with any new laws or regulations could make compliance more difficult and expensive, affect the manner in which we conduct our business and adversely affect our profitability.
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
We depend on our key employees. We substantially depend on the services of Messrs. Barrack and Saltzman, who each entered into five-year employment agreements with us, and the services of the other members of our senior management team, including Messrs. Sanders, Tangen and Traenkle, who each entered into three-year employment agreements with us. The departure or the loss of the services of Messrs. Barrack or Saltzman or a number of senior management personnel and other employees could have a material adverse effect on our business, financial condition, results of operations and ability to effectively operate our business.
Further, the employment and restrictive covenant agreements we entered into with each of Messrs. Barrack and Saltzman and other members of our senior management team contain certain restrictions on these executives, including a restriction on engaging in activities that are deemed competitive to our business. Although we believe these covenants to be enforceable under current law in the states in which we do business, including California, there can be no guarantee that if our executives were to breach these covenants and engage in competitive activities, a court of law would fully enforce these restrictions. If our executives were to terminate their employment with us and engage in competitive activities, such activities could have a material adverse effect on our business, financial condition and results of operations.

Messrs. Barrack and Saltzman and the other members of our senior management team will have competing demands on their time and attention.
Mr. Barrack, our Executive Chairman and the Chairman of our Board, and Mr. Saltzman, our Chief Executive Officer and President and a member of our Board, have competing demands on their respective time and attention, including with respect to the provision of services to CCLLC and certain outside entities following the Combination. These competing demands may result in their devoting time to these outside entities in a manner that could affect our business. Under their employment agreements, Messrs. Barrack and Saltzman are permitted to devote time to certain outside activities, so long as those duties and activities do not unreasonably interfere with the performance of their respective, duties to us.
Our management manages our portfolio pursuant to very broad investment guidelines, and our board of directors does not approve each investment and financing decision made by our management unless required by our investment guidelines.
Our management is authorized to follow very broad investment guidelines established by our board of directors. Our board of directors periodically reviews our investment guidelines and our portfolio of assets but does not, and is not be required to, review all of our proposed investments, except in limited circumstances as set forth in our investment guidelines. In addition, in conducting periodic reviews, our board of directors may rely primarily on information provided to them by our management. Furthermore, transactions entered into by us may be costly, difficult or impossible to unwind by the time they are reviewed by our board of directors. Our management has great latitude within the broad parameters of our investment guidelines in determining the types and amounts of assets in which to invest on our behalf, including making investments that may result in returns that are substantially below expectations or result in losses, which would materially and adversely affect our business and results of operations, or may otherwise not be in the best interests of our stockholders.
We may change our business, investment, leverage and financing strategies without stockholder consent.
As the market evolves, we may change our business, investment and financing strategies without a vote of, or notice to, our stockholders, which could result in our making investments and engaging in business activities that are different from, and possibly riskier than, the investments and businesses described in this Annual Report. In particular, a change in our investment strategy, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to interest rate risk, default risk and real estate market fluctuations. In addition, we may in the future use leverage at times and in amounts deemed prudent by us, and such decision would not be subject to stockholder approval. Furthermore, as the market evolves, our board of directors may determine that the commercial real estate market does not offer the potential for attractive risk-adjusted returns for an investment strategy that is consistent with our intention to elect and qualify to be taxed as a REIT and to operate in a manner to maintain our exemption from registration under the 1940 Act. For example, if our board of directors believes it would be advisable for us to be a more active seller of loans and securities, our board of directors may determine that we should conduct such business through a TRS, or that we should cease to maintain our REIT qualification. Changes to our strategies with regards to the foregoing could materially and adversely affect our financial condition, results of operations and our ability to make distributions to our stockholders.
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
There can be no assurance that the laws and regulations governing the 1940 Act status of our Company, including the Division of Investment Management of the SEC providing more specific or different guidance regarding these exemptions, will not change in a manner that adversely affects our operations. We have limited experience managing a portfolio of assets in the manner necessary to maintain our exemption under the 1940 Act. If we or our subsidiaries fail to maintain our exemption, we could, among other things, be required either to (a) change the manner in which we conduct our operations to avoid being required to register as an investment company, (b) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (c) register as an investment company, any of which could negatively affect the value of our Class A Common Stock, the sustainability of our business model, and our ability to make distributions which could have an adverse effect on our business and the market price for our shares of Class A Common Stock. If we were required to register as an investment company under the 1940 Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the 1940 Act), portfolio composition, including restrictions with respect to diversification and industry concentration, and other matters. In addition, if we were required to register as an investment company, but failed to do so, we could be subject to criminal and civil actions.
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
We have entered into, and may in the future enter into, joint ventures, including with private investment funds or other investment vehicles managed by the Company and which invest alongside the Company ("Co-Investment Funds"), the Federal Deposit Insurance Corporation ("FDIC") or otherwise, to acquire or originate our target assets. Such joint venture investments may involve risks not otherwise present when we acquire our target assets without partners, including the following:

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
We require capital to fund acquisitions and originations of our target assets, to fund our operations, including overhead costs, to fund distributions to our stockholders and to repay principal and interest on our borrowings. We expect to meet our capital requirements using cash on hand, cash flow generated from our operations, and principal and interest payments received from our investments. However, because of distribution requirements imposed on us to qualify as a REIT, which generally require that we distribute to our stockholders 90% of our taxable income, our ability to finance our growth must largely be funded by external sources of capital. As a result, we will have to rely on third-party sources of capital, including public and private offerings of securities and debt financings. Financing may not be available to us when needed, on favorable terms, or at all. In the event that we are unable to obtain adequate financing to fund or grow our business, it would have a material adverse effect on our ability to acquire additional assets and make our debt service payments and our financial condition, results of operations and the ability to fund our distributions to our stockholders would be materially adversely affected.
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

Risks Related to Our Investments
Our ownership of approximately 14% of the common shares of Colony Starwood Homes ("SFR") subjects us to various risks, any of which could have a material adverse effect on our business and results of operations.
As a result of the merger on January 5, 2016 of CAH with Starwood Waypoint Residential Trust ("SWAY") (renamed Colony Starwood Homes after the merger, with NYSE ticker symbol "SFR"), we own 15.1 million common shares of SFR, which, based on the trading price of the shares as of February 25, 2016, have a value of approximately $338.4 million. Although CAH has three representatives who are also our employees on SFR’s Board of Trustees, which has a total of 12 trustees, the value of our investment is subject to the strategies and management decisions of the Board as a whole and SFR’s management team, as well as the trading price of the SFR common shares on the NYSE. SFR owns and expects to continue to acquire interests in single-family homes for the purpose of renting the homes to tenants. The single-family home rental business is subject to various risks, including the following:

•
SFR’s ability to generate revenue from the single-family homes it owns is dependent on the ability of tenants to pay rent, and the failure of a significant number of its tenants to pay rent timely or at all or a significant number of lease terminations could have a material adverse effect on SFR’s results of operations;

•
the single-family homes which SFR owns compete with numerous housing alternatives in attracting residents, including other single-family homes and apartment communities, which may reduce occupancy levels and have a material adverse effect on SFR’s revenues;

•
SFR competes for attractive acquisition opportunities against other sources of capital, including other private investment funds, pension funds and their advisors, individual home buyers, public and private REITs, foreign investors and various types of financial institutions and their affiliates, which could limit suitable investment opportunities or decrease returns and may have a material adverse effect on its revenues;

•
the single-family homes which SFR owns are, and homes it acquires in the future likely will be, located in markets that have been particularly susceptible to adverse local and national economic conditions, and there can be no assurances that future economic downturns will not adversely affect SFR’s ability to generate revenue from the homes or cause the market value of the homes to decline significantly;

•
the rental markets in which the single-family homes are located may remain flat or deteriorate, which could limit the extent to which rental rates can be increased to satisfy increased expenses without having a material adverse effect on occupancy rates;

•
the single-family homes are illiquid assets. Real estate investments generally cannot be disposed of quickly, especially when market conditions are poor, which could limit SFR’s ability to vary its portfolio promptly in response to changes in economic or other conditions and its ability to utilize sales proceeds as a source of liquidity, which may have a material adverse effect on its revenues;

•
if SFR is unable to lease or re-lease vacant single-family homes, it will be subject to costs, including mortgage payments, insurance premiums, maintenance and real estate taxes, but will not have a source of revenue to satisfy such costs, which could have a material adverse effect on its results of operations; and

•
federal, state and local laws, regulations and ordinances, including landlord/tenant laws and regulations, could exist or be adopted that affect the terms of the leases to which the single-family homes are subject, which could affect SFR’s ability to manage the properties in a cost-effective manner.

If any of the foregoing risks were to occur, our investment in SFR could decline in value and our results of operations could be materially and adversely affected.
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
We operate in a highly competitive market for investment opportunities. Our profitability depends, in large part, on our ability to acquire assets, including our target assets, at attractive prices. In acquiring assets, we compete with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds, commercial and investment banks, commercial finance and insurance companies and other financial institutions, many of whom are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. In recent years, several other REITs have raised, and may raise significant amounts of capital in the future, and may have investment objectives that overlap with ours, which will likely create additional competition for investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us, such as funding from the U.S. Government, if we are not eligible to participate in programs established by the U.S. Government as well as borrowings that are governed by the FDIC. In addition, many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the 1940 Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, competition for investments may result in an increase in the price of such assets, which may further limit our ability to generate attractive risk-adjusted returns. Moreover, as conditions in the mortgage market, the financial markets and the economy continue to improve, the availability of commercial mortgage loans that meet our investment objectives and strategies will likely decrease, which will increase competition and may limit us from making investments in our target assets. As a result of such increased competition, we cannot assure you that we will be able to identify and make additional investments that are consistent with our investment objectives, which could have a material adverse effect on our business, financial condition and results of operations.
Our real estate assets are subject to risks particular to real property, any of which could reduce our return from an affected property or asset and reduce or eliminate our ability to make distributions to our stockholders.
Our real estate investments, including the real estate investments in which we hold an indirect interest through SFR, are subject to various risks, including:

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
To the extent that we acquire direct or indirect equity interests in commercial or residential real estate, including through our investment in SFR, the success of our investments will depend on the financial stability of our tenants, any of whom may experience a change in their business or economic status at any time. If economic conditions worsen, tenants occupying the commercial or residential real estate that we may acquire may delay lease commencements, decline to extend or renew their leases upon expiration, fail to make rental payments when due, or declare bankruptcy. Any of these actions could result in the termination of the tenants' leases, or expiration of existing leases without renewal, and the loss of rental income attributable to the terminated or expired leases. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment and re-letting our property. If a significant number of leases, or leases for one or more large tenants, are terminated or defaulted upon, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss. In addition, significant expenditures, such as mortgage payments, real estate taxes and insurance and maintenance costs, are generally fixed and do not decrease when revenues at the related property decrease. If any of the foregoing were to occur, it could have a material adverse effect on our cash flows, results of operations and our ability to make distributions to our stockholders.
A portion of our investments currently are, and in the future may be, in the form of non-performing and sub-performing commercial mortgage loans, or loans that may become non-performing and sub-performing, which are subject to increased risks relative to performing loans.
A portion of our investments currently are, and in the future may be, in the form of whole loan mortgages, including subprime commercial mortgage loans and non-performing and sub-performing commercial mortgage loans, which are subject to increased risks of loss. Such loans may already be, or may become, non-performing or sub-performing for a variety of reasons, including, without limitation, because the underlying property is too highly leveraged or the borrower falls upon financial distress, in either case, resulting in the borrower being unable to meet its debt service obligations to us. Such non-performing or sub-performing loans may require a substantial amount of workout negotiations and/or restructuring, which may divert the attention of our management from other activities and entail, among other things, a substantial reduction in the interest rate, capitalization of interest payments and a substantial write-down of the principal of the loan. However, even if such restructuring were successfully accomplished, a risk exists that the borrower will not be able or willing to maintain the restructured payments or refinance the restructured mortgage upon maturity.
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
Whether or not our management has participated in the negotiation of the terms of any such mortgages, there can be no assurance as to the adequacy of the protection of the terms of the loan, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests. Furthermore, claims may be asserted that might interfere with enforcement of our rights. In the event of a foreclosure, we may assume direct ownership of the underlying real estate. The liquidation proceeds upon sale of such real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Any costs or delays involved in the effectuation of a foreclosure of the loan or a liquidation of the underlying property will further reduce the proceeds and thus increase the loss.
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
Continuing concerns regarding European debt, market perceptions concerning the instability of the euro and volatility and price movements in the rate of exchange between the U.S. dollar and the euro could adversely affect our business, results of operations and financing.
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
In addition, borrowers usually use the proceeds of a conventional mortgage to repay a bridge loan. Bridge loans therefore are subject to risks of a borrower’s inability to obtain permanent financing to repay the bridge loan. Bridge loans are also subject to risks of borrower defaults, bankruptcies, fraud, losses and “special hazard” losses that are not covered by standard hazard insurance. In the event of any default under bridge loans held by us, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount and unpaid interest of the bridge loan. To the extent we suffer such losses with respect to our bridge loans, the value of our Company and the price of our shares of Class A Common Stock may be adversely affected.
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
Subject to maintaining our qualification as a REIT, we may invest in CDSs. A CDS is a contract between two parties which transfers the risk of loss if a borrower fails to pay principal or interest on time or files for bankruptcy. CDS can be used to hedge a portion of the default risk on a single corporate debt or a portfolio of loans. In addition, CDS can be used to implement our management’s view that a particular credit, or group of credits, will experience credit improvement. In the case of expected credit improvement, we may “write” credit default protection in which we receive spread income. We may also “purchase” credit default protection even in the case in which we do not own the referenced instrument if, in the judgment of our management, there is a high likelihood of credit deterioration. The CDS market in high yield securities is comparatively new and rapidly evolving compared to the CDS market for more seasoned and liquid investment grade securities. Swap transactions dependent upon credit events are priced incorporating many variables, including the potential loss upon default. As such, there are many factors upon which market participants may have divergent views.
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
Some of our portfolio investments will be in the form of positions or securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. Depending on whether these securities and other investments are classified as available-for-sale or held-to-maturity, we will value certain of these investments quarterly at fair value, as determined in accordance with GAAP. Because such valuations are subjective, the fair value of certain of our assets may fluctuate over short periods of time and our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of our Class A Common Stock could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.
Valuations of certain assets in which we may invest may be difficult to obtain or unreliable. In general, third-party dealers and pricing services heavily disclaim their valuations. Dealers may claim to furnish valuations only as an accommodation and without special compensation, and so they may disclaim any and all liability for any direct, incidental or consequential damages arising out of any inaccuracy or incompleteness in valuations, including any act of negligence or breach of any warranty. Depending on the complexity and liquidity of an asset, valuations of the same asset can vary substantially from one dealer or pricing service to another. Therefore, conflicts of interest may exist to the extent that our management is involved in the determination of the fair value of our investments. Additionally, our results of operations for a given period could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal. During periods of market uncertainty and volatility, the valuation process may be particularly challenging and more unpredictable.
Accounting rules for certain of our investments are highly complex and involve significant judgment and assumptions, and changes in such rules, accounting interpretations or our assumptions could adversely impact our ability to timely and accurately prepare our financial statements.
Accounting rules for mortgage loan sales and securitizations, valuations of financial instruments, investment consolidations and other aspects of our anticipated operations are highly complex and involve significant judgment and assumptions. These complexities could lead to a delay in preparation of financial information and the delivery of this information to our stockholders. Changes in accounting rules, interpretations or our assumptions could undermine our ability to prepare timely and accurate financial statements, which could result in a lack of investor confidence in our publicly filed information and could materially and adversely affect the market price of our Class A Common Stock.
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
Our success depends, in part, on our ability to analyze effectively potential investment opportunities in order to assess the level of risk-adjusted returns that we should expect from any particular investment. To estimate the value of a particular asset, our management may use historical assumptions that may or may not be appropriate in light of the downturn in the real estate market and general economy in recent years. To the extent that our management uses historical assumptions that are inappropriate under current market conditions, we may overpay for an asset or acquire an asset that we otherwise might not acquire, which could have a material adverse effect on our results of operations and our ability to make distributions to our stockholders.
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
Investments in mortgage-related assets generally experience periods of illiquidity. The lack of liquidity may result from the absence of a willing buyer or an established market for these assets, as well as legal or contractual restrictions on resale or the unavailability of financing for these assets. In addition, certain of our target assets, such as B-Notes, mezzanine loans, junior participations and bridge and other loans, are also particularly illiquid investments due to their short life, their potential unsuitability for securitization and the greater difficulty of recovery in the event of a borrower’s default. Further, we may face other restrictions on our ability to liquidate an investment in a business entity to the extent that we have or could be attributed with material, non-public information regarding such business entity. The illiquidity of our investments may make it difficult for us to sell such investments at advantageous times or in a timely manner if the need or desire arises, including, if necessary, to maintain our status as a REIT or to maintain our exemption from the 1940 Act. Moreover, turbulent market conditions, such as those experienced recently, could significantly and negatively affect the liquidity of our assets. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which may cause us to incur losses. If we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our assets. If and to the extent that we use leverage to finance our investments that are or become liquid, the adverse impact on us related to trying to sell assets in a short period of time for cash could be greatly exacerbated.
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
We are not required to observe specific diversification criteria, except as may be set forth in the investment guidelines adopted by our board of directors. Therefore, our investments may at times be concentrated in certain asset types that are subject to a higher risk of non-performance or foreclosure, or secured by a single property, related properties or properties concentrated in a limited number of geographic locations. To the extent that our portfolio is concentrated in any one region or type of asset, downturns relating generally to such region or type of asset may result in defaults on a number of our investments within a short time period, which may materially and adversely affect our results of operations, the value of our Class A Common Stock and our ability to pay dividends to our stockholders.
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
We have investments that are denominated in foreign currencies, which expose us to foreign currency risk. A change in foreign currency exchange rates may have an adverse impact on the valuation of our equity investments in foreign joint ventures and loans denominated in currency other than the U.S. dollar. Although we generally use collars (consisting of caps and floors) and forwards to hedge the foreign currency exposure of our investments, we may not be able to do so successfully and may incur losses on these investments as a result of exchange rate fluctuations. In addition, investments in foreign countries also subject us to risks of multiple and conflicting tax laws and regulations and political and economic instability abroad, which could adversely affect our receipt of distributions from these investments.

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
We expect that the trading price of our Convertible Senior Notes ("Convertible Notes") will be significantly affected by changes in the market price of our Class A Common Stock, the interest rate environment and our credit quality, each of which could change substantially at any time.
We expect that the trading price of the Convertible Notes will depend on a variety of factors, including, without limitation, the market price of our Class A Common Stock, the interest rate environment and our credit quality. Each of these factors may be volatile, and may or may not be within our control.
For example, the trading price of the Convertible Notes will increase with the market price and volatility of our Class A Common Stock. We cannot, however, predict whether the market price of our Class A Common Stock will rise or fall or whether the volatility of our Class A Common Stock will continue at its historical level. In addition, general market conditions, including the level of, and fluctuations in, the market price of stocks generally, may affect the market price and the volatility of our Class A Common Stock. Moreover, we may or may not choose to take actions that could influence the volatility of our Class A Common Stock.
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
We expect that many investors in, and potential purchasers of, the Convertible Notes will employ, or seek to employ, a convertible arbitrage strategy with respect to the Convertible Notes. Investors would typically implement this strategy by selling short the Class A Common Stock underlying the Convertible Notes and dynamically adjusting their short position while they hold the Convertible Notes. Investors may also implement this strategy by entering into swaps on our Class A Common Stock in lieu of or in addition to short selling the Class A Common Stock.
The SEC and other regulatory and self-regulatory authorities have implemented various rules and may adopt additional rules in the future that may impact those engaging in short selling activity involving equity securities (including our Class A Common Stock), including Rule 201 of SEC Regulation SHO, the Financial Industry Regulatory Authority, Inc.'s “Limit Up-Limit Down” program, market-wide circuit breaker systems that halt trading of securities for certain periods following specific market declines, and rules stemming from the enactment and implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act. Past regulatory actions, including emergency actions or regulations have had a significant impact on the trading prices and liquidity of equity-linked instruments. Any governmental action that similarly restricts the ability of investors in, or potential purchasers of, the Convertible Notes to effect short sales of our Class A Common Stock or enter into swaps on our Class A Common Stock could similarly adversely affect the trading price and the liquidity of the Convertible Notes.

In addition, if investors and potential purchasers seeking to employ a convertible arbitrage strategy are unable to borrow or enter into swaps on our Class A Common Stock, in each case on commercially reasonable terms, the trading price and liquidity of the Convertible Notes may be adversely affected.
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
We may issue additional shares of our Class A Common Stock or instruments convertible into our Class A Common Stock, including in connection with conversions of Convertible Notes, and thereby materially and adversely affect the price of our Class A Common Stock, and, in turn, the Convertible Notes.
We are not restricted from issuing additional shares of our Class A Common Stock or other instruments convertible into our Class A Common Stock during the life of the Convertible Notes. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our Class A Common Stock. If we issue additional shares of our Class A Common Stock or instruments convertible into our Class A Common Stock, it may materially and adversely affect the price of our Class A Common Stock and, in turn, the price of the Convertible Notes. Furthermore, the conversion or exercise of some or all of the Convertible Notes may dilute the ownership interests of existing stockholders, and any sales in the public market of shares of our Class A Common Stock issuable upon any such conversion or exercise could adversely affect prevailing market prices of our Class A Common Stock or the Convertible Notes. In addition, the anticipated issuance and sale of substantial amounts of Class A Common Stock or the anticipated conversion or exercise of securities into shares of our Class A Common Stock could depress the price of our Class A Common Stock.
Holders of Convertible Notes will not be entitled to any rights with respect to our Class A Common Stock, but will be subject to all changes made with respect to our Class A Common Stock to the extent our conversion obligations include shares of our Class A Common Stock.
Holders of Convertible Notes will not be entitled to any rights with respect to our Class A Common Stock (including, without limitation, voting rights and rights to receive any dividends or other distributions on our Class A Common Stock), until the time at which they become record holders of our Class A Common Stock upon conversion of the Convertible Notes. For example, if an amendment is proposed to our certificate of incorporation or bylaws requiring stockholder approval and the record date for determining the stockholders of record entitled to vote on the amendment occurs prior to the date a holder of Convertible Notes is deemed to be a record holder of our Class A Common Stock following a conversion of the Convertible Notes, such holder generally will not be entitled to vote on the amendment, but will nevertheless be subject to any changes affecting our Class A Common Stock.
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
We do not intend to seek a rating on either outstanding series of our Convertible Notes. However, if one or more rating agencies rates either series of our Convertible Notes and assigns the notes a rating lower than the rating expected by investors, or reduces their rating in the future, the trading price of the Convertible Notes and the market price of our Class A Common Stock could be harmed.
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
Subject to market conditions and availability and the financial covenants imposed by our credit facility and master repurchase agreement, we may use additional leverage to finance our assets through borrowings from a number of sources, including repurchase agreements, resecuritizations, securitizations, warehouse facilities and bank credit facilities (including draws under our credit facility). We may also seek to take advantage of available borrowings, if any, provided by the FDIC in connection with the acquisition of assets from the FDIC or provided under government sponsored debt programs to acquire all types of commercial real estate loans and other real estate-related assets, to the extent such assets are eligible for funding under such programs. Although we are not required to maintain any particular assets-to-equity leverage ratio, the amount of leverage we may deploy for particular assets will depend on our available capital, our ability to access financing arrangements, our estimate of the stability of cash flows generated from the asset in our portfolio and our assessment of the risk-adjusted returns associated with those assets. The percentage of leverage will vary over time depending on our ability to enter into repurchase agreements, resecuritizations, securitizations, warehouse facilities and additional bank credit facilities (including term loans and revolving facilities), our ability to participate in and obtain funding under programs established by the U.S. government, available credit limits and financing rates, type and/or amount of collateral required to be pledged and our assessment of the appropriate amount of leverage for the particular assets we are funding. We may use leverage at times and in amounts deemed appropriate without approval of our board of directors or our stockholders.
To the extent that we use leverage to finance our assets, our financing costs will reduce cash available for distributions to stockholders. We may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. We may leverage certain of our assets through repurchase agreements. A decrease in the value of these assets may lead to margin calls, which may require us to sell assets at significantly depressed prices due to market conditions or otherwise, and cause us to incur losses. The satisfaction of such margin calls also may reduce cash flow available for distribution to our stockholders. Any reduction in distributions to our stockholders may cause the value of our Class A Common Stock to decline.
Our outstanding indebtedness and indebtedness to be incurred in the future could subject us to increased risk of loss, which could have a material adverse effect on our results of operations and our ability to make distributions to our stockholders.
As deemed appropriate by our management in its discretion, we may incur indebtedness, which, together with our existing indebtedness, could subject us to several risks, including, among others, that:

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
Even if we choose to use leverage to finance the acquisition of our target assets, our access to such sources of financing will depend upon a number of factors over which we have little or no control, including:

•	general market conditions;

•	the market’s view of the quality of our assets;

•	the market’s perception of our growth potential;

•	our eligibility to participate in and access capital from programs established by the U.S. Government;

•	our current and potential future earnings and cash distributions; and

•	the market price of our Class A Common Stock.
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
To the extent that we obtain additional debt financing, we expect that certain of our financing facilities may contain restrictive covenants relating to our operations, which could have a material adverse effect on our business, results of operations, ability to make distributions to our stockholders and the market value of our Class A Common Stock.
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
We have invested in assets outside of the United States and, from time to time, may make additional such investments if our management deems the investments appropriate in its discretion. Our investments in non-domestic real estate-related assets are subject to certain risks associated with international investments generally, including, among others:

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

Risks Related to Our Organization and Structure
The stock ownership limits imposed by the Internal Revenue Code for REITs and our Articles of Amendment and Restatement (the “Charter”) may restrict our business combination opportunities.
In order for us to maintain our qualification as a REIT under the Internal Revenue Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) at any time during the last half of each taxable year following our first year. Our Charter, with certain exceptions, authorizes our Board to take those actions that are necessary and desirable to preserve our qualification as a REIT. In order to assist us in complying with the limitations on the concentration of ownership of REIT stock imposed by the Internal Revenue Code, our Charter generally prohibits any person (other than a person who has been granted an exemption or a “designated investment entity”) from actually or constructively owning more than 8% of the aggregate of the outstanding shares of our common stock (by value or by number of shares, whichever is more restrictive). Our Board may, in its sole discretion, grant, and has in certain circumstances granted, an exemption to the common stock ownership limits, subject to certain conditions and the receipt by our Board of certain representations and undertakings. Our Charter also prohibits any person from (a) beneficially or constructively owning, as determined by applying certain attribution rules of the Internal Revenue Code, our stock that would result in us being “closely held” under Section 856(h) of the Internal Revenue Code or that would otherwise cause us to fail to qualify as a REIT or to have not insignificant non-qualifying income from “related” parties or (b) transferring stock if such transfer would result in our stock being owned by fewer than 100 persons. The ownership limits imposed under the Internal Revenue Code are based upon direct or indirect ownership by “individuals,” but only during the last half of a tax year. The ownership limits contained in our Charter key off of the ownership at any time by any “person,” which term includes entities. These ownership limitations are common in REIT charters and are intended to provide added assurance of compliance with the tax law requirements, and to minimize administrative burdens. However, the ownership limit on our common stock might also delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders, and the proposed reduction in the ownership limit could further restrict such transactions that may otherwise not be so delayed or prevented.
Certain provisions of Maryland law could inhibit changes in control.
Certain provisions of the Maryland General Corporation Law (“MGCL”) may have the effect of deterring a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of our Class A Common Stock with the opportunity to realize a premium over the then-prevailing market price of our Class A Common Stock. Our board of directors may elect to become subject to the “business combination” provisions of the MGCL that, subject to limitations, prohibit certain business combinations (including a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities) between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of our then outstanding voting capital stock or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of our then outstanding voting capital stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder. After the five-year prohibition, any business combination between us and an interested stockholder generally must be recommended by our board of directors and approved by the affirmative vote of at least (1) 80% of the votes entitled to be cast by holders of outstanding shares of our voting capital stock; and (2) two-thirds of the votes entitled to be cast by holders of voting capital stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder. These super-majority vote requirements do not apply if our Class A Common Stock holders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. These provisions of the MGCL do not apply, however, to business combinations that are approved or exempted by a board of directors prior to the time that the interested stockholder becomes an interested stockholder.
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
Certain provisions of the MGCL permit our board of directors, without stockholder approval and regardless of what is currently provided in our Charter or bylaws, to adopt certain mechanisms, some of which (for example, a classified board) we do not yet have. These provisions may have the effect of limiting or precluding a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change in control of us under circumstances that otherwise could provide the holders of shares of our Class A Common Stock with the opportunity to realize a premium over the then current market price. We have elected to be subject to the provisions of Title 3, Subtitle 8 of the MGCL relating to the filling of vacancies on our board of directors.
Our authorized but unissued shares of common and preferred stock may prevent a change in our control.
Our Charter authorizes us to issue additional authorized but unissued shares of common or preferred stock. In addition, our board of directors may, without stockholder approval, amend our Charter to increase the aggregate number of shares of our Class A common stock or the number of shares of stock of any class or series that we have authority to issue and classify or reclassify any unissued shares of common or preferred stock and set the preferences, rights and other terms of the classified or reclassified shares. As a result, our board of directors may establish a series of shares of common or preferred stock that could delay or prevent a transaction or a change in control that might involve a premium price for shares of our Class A common stock or otherwise be in the best interest of our stockholders.
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
We believe that OP qualifies as a partnership for U.S. federal income tax purposes. As such, it is not subject to U.S. federal income tax on its income. Instead, its partners, including us, generally are required to pay tax on their respective allocable share of OP’s income. No assurance can be provided, however, that the Internal Revenue Service (the “IRS”) will not challenge OP’s status as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating OP as a corporation for U.S. federal income tax purposes, we would fail to meet the gross income and asset tests applicable to REITs and, therefore, cease to qualify as a REIT, and OP would become subject to U.S. federal, state and local income tax. The payment by OP of income tax would reduce significantly the amount of cash available to OP to satisfy obligations to make principal and interest payments on its debt and to make distribution to its partners, including us. In addition, any change in the status of OP for tax purposes might be treated as a taxable event, in which case we might incur a tax liability without any related cash distributions.

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
If we were to fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and dividends paid to our stockholders would not be deductible by us in computing our taxable income. Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of our Class A Common Stock. In addition, we would no longer be required to make distributions to stockholders. Unless we were entitled to relief under certain Internal Revenue Code provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year in which we failed to qualify as a REIT.
Dividends payable by REITs do not qualify for the preferential tax rates available for some dividends.
Dividends payable by REITs generally are not eligible for the preferential tax rates on qualified dividend income. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, to the extent that the preferential rates continue to apply to regular corporate qualified dividends, investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our Class A Common Stock.
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
As a result, we may find it difficult or impossible to meet distribution requirements in certain circumstances. In particular, where we experience differences in timing between the recognition of taxable income and the actual receipt of cash, the requirement to distribute a substantial portion of our taxable income could cause us to: (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms, (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt or (iv) make a taxable distribution of our shares of Class A Common Stock as part of a distribution in which stockholders may elect to receive shares of Class A Common Stock or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with REIT requirements. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our Class A Common Stock.
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
To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of MBS. The remainder of our investment in securities (other than qualified 75% asset test assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than qualified 75% asset test assets) can consist of the securities of any one issuer, and no more than 25% (20% for tax years beginning after December 31, 2017) of the value of our total assets can be represented by stock or securities of one or more TRSs. Effective for taxable years beginning after December 31, 2015, debt instruments issued by publicly offered REITs, to the extent not secured by real property or interests in real property, qualify for the 75% asset test but the value of such debt instruments cannot exceed 25% of the value of our total assets. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio, or contribute to a TRS, otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income, increasing our income tax liability, and reducing amounts available for distribution to our stockholders. In addition, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution, and may be unable to pursue investments (or, in some cases, forego the sale of such investments) that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make, and, in certain cases, maintain ownership of certain attractive investments.
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
Securitizations by us or our subsidiaries could result in the creation of taxable mortgage pools for U.S. federal income tax purposes. As a result, we could have “excess inclusion income.” Certain categories of stockholders, such as non-U.S. stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to any such excess inclusion income. In addition, to the extent that our Class A Common Stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, we may incur a corporate-level tax on a portion of any excess inclusion income. In that case, we may reduce the amount of our distributions to any disqualified organization whose stock ownership gave rise to the tax. Moreover, we could face limitations in selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.
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

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% (20% for tax years beginning after December 31, 2017) of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s length basis.
TRSs that we have formed have paid and will continue to pay U.S. federal, state and local income tax on their taxable income, and their after-tax net income is available for distribution to us but is not required to be distributed by such domestic TRSs to us. We believe that the aggregate value of the stock and securities of our TRSs has been and we anticipate that the aggregate value will continue to be less than 25% (20% for tax years beginning after December 31, 2017) of the value of our total assets (including our TRS stock and securities). Furthermore, we have monitored and will continue to monitor the value of our respective investments in our TRSs for the purpose of ensuring compliance with TRS ownership limitations. In addition, we have scrutinized and will continue to scrutinize all of our transactions with TRSs to ensure that they are entered into on arm’s length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 25%/20% limitation discussed above or to avoid application of the 100% excise tax discussed above.
Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.
The REIT provisions of the Internal Revenue Code substantially limit our ability to hedge our liabilities. Under these provisions, any income from a hedging transaction we enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets (each such hedge, a “Borrowings Hedge”), or manages the risk of certain currency fluctuations (each such hedge, a “Currency Hedge”), and such instrument is properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. Effective for taxable years beginning after December 31, 2015, this exclusion from the 95% and 75% gross income tests also will apply if we previously entered into a Borrowings Hedge or a Currency Hedge, a portion of the hedged indebtedness or property is disposed of, and in connection with such extinguishment or disposition we enter into a new "clearly identified" hedging transaction to offset the prior hedging position. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we intend to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRS.
There is a risk of changes in the tax law applicable to REITs.
The Internal Revenue Service, the United States Treasury Department and Congress frequently review U.S. federal income tax legislation, regulations and other guidance. For example, in December 2015, the Protecting Americans from Tax Hikes Act of 2015 was passed by Congress and signed by President Obama. Among other provisions, this legislation contained changes to tax law impacting REIT restrictions and requirements, including modifying one of the REIT income tests and the REIT asset tests to permit investments in debt instruments issued by “publicly offering REITs” to be treated as qualified real estate assets; modifying the calculation methodology related to prohibited transactions; modifying treatment of ancillary personal property leased with real property to be treated as real property for one of the REIT asset tests and; and, effective for tax years beginning after December 31, 2017, reducing the percentage of gross assets a REIT can hold as securities of a TRS. We cannot predict whether, when or to what extent new U.S. federal tax laws, regulations, interpretations or rulings will be adopted. Any legislative action may prospectively or retroactively modify our tax treatment and, therefore, may adversely affect taxation of us and/or our investors.
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

ITEM 1B. Unresolved Staff Comments.
None

ITEM 2. Properties.
Investment Properties
Information regarding our investment properties as of December 31, 2015 are included in "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Information About Our Real Estate Portfolios" of this Annual Report.
Corporate Offices
We have 14 offices across 10 countries. Our principal executive office is located at 515 South Flower Street, 44th Floor, Los Angeles, CA, 90071. Additional offices are located in New York, Boston, Dallas, Atlanta, London, Paris, Luxembourg, Madrid, Rome, Berlin, Beirut, Hong Kong and Seoul. All of our office spaces are under operating leases.

ITEM 3. Legal Proceedings.
The Company may be involved in litigations and claims in the ordinary course of business. As of December 31, 2015, the Company was not involved in any material legal proceedings.

ITEM 4. Mine Safety Disclosures.
Not applicable.

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A common stock is traded on the NYSE under the symbol “CLNY.” The following table illustrates the high, low and period-end closing prices of our Class A common stock as reported on the NYSE as well as cash dividends declared per share of common stock by quarter.

		Class A Common Stock Price
Year	Quarter Ended	High	Low	Close	Dividends Per Common Share
2014	March 31	$23.35	$20.09	$21.95	$0.35
	June 30	23.42	20.87	23.22	0.36
	September 30	23.51	21.59	22.38	0.36
	December 31	24.92	20.86	23.82	0.37
2015	March 31	27.06	23.73	25.92	0.37
	June 30	26.72	22.58	22.65	0.37
	September 30	23.56	19.05	19.56	0.38
	December 31	22.18	18.52	19.48	0.40
On February 26, 2016, the closing price of our Class A common stock on the NYSE was $16.41 and there were 53 and 1 holders of record of our Class A and Class B common stock, respectively.
Distributions
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
Dividends paid to stockholders, for income tax purposes, represent distributions of ordinary income, capital gains, return of capital or a combination thereof. The following table presents the income tax treatment of dividends declared per share:

		Preferred Stock
	Common Stock	Series A	Series B	Series C
2015
Ordinary income	$0.92	$1.29	$1.14	$0.81
Capital gains	0.59	0.83	0.74	0.53
Return of capital	0.01	—	—	—
Total dividend per share	$1.52	$2.12	$1.88	$1.34
2014
Ordinary income	$1.07	$1.52	$0.77	$—
Capital gains	0.36	0.60	0.30	—
Return of capital	0.01	—	—	—
Total dividend per share	$1.44	$2.12	$1.07	$—
2013
Ordinary income	$0.98	$1.48	$—	$—
Capital gains	0.42	0.65	—	—
Total dividend per share	$1.40	$2.13	$—	$—
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item is set forth under Item 12 of this Annual Report on Form 10-K and is incorporated herein by reference.
For information regarding our share-based compensation plans, see Note 18 to the Consolidated Financial Statements included in "Part II—Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Unregistered Sales of Equity Securities
The Class A common stock, Class B common stock and OP Units issued and sold pursuant to the Combination have been issued and sold in reliance on Section 4(a)(2) of the Securities Act.
In connection with a charitable donation of 628,773 OP Units by Mr. Barrack, 17,712 shares of Class B common stock were converted to Class A common stock in accordance with the terms of Class B common stock.
For more information regarding the terms of the Combination, see Note 3 to the Consolidated Financial Statements. For more information regarding the terms of these securities, see Notes 14 and 15 to the Consolidated Financial Statements.
Performance Graph
The following table and graph compares the cumulative total return on our Class A common stock from December 31, 2010 to December 31, 2015 with the cumulative total returns on the Standard & Poor’s 500 Composite Stock Price Index (the “S&P 500 Index”), the FTSE National Association of Real Estate Investment Trusts Mortgage REIT Index (the “FTSE NAREIT MREIT Index”) and the MSCI US REIT Index, comprising equity REITs ("RMZ Index"). The table and graph assumes the investment of $100 in our common stock and each of the indices on December 31, 2010 and the reinvestment of all dividends. The cumulative total return on our Class A common stock as presented is not necessarily indicative of future performance of our Class A common stock.

ITEM 6. Selected Financial Data.
The selected financial data set forth below are derived from our audited consolidated financial statements, other than non- GAAP financial measures and selected quarterly financial information, which are unaudited, and should be read in conjunction with the consolidated financial statements and accompanying notes included in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 in this Annual Report on Form 10-K.
The selected financial data presented below do not reflect comparable year over year results of our operations and our financial condition, which are substantially impacted by the Combination effective April 2, 2015, as well as our on-going capital raising and investment activities over time. For a discussion of the impact of these events on the comparability of our year over year results of operations and financial conditions, see "Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Selected Annual Financial Information

	Year Ended December 31,
(In thousands, except per share data)	2015	2014	2013	2012	2011
Statements of Operations Data:
Total income	$841,976	$300,649	$183,799	$107,963	$65,469
Net income	256,036	159,711	125,923	68,205	43,364
Net income attributable to Colony Capital, Inc.	149,980	123,149	101,765	62,011	42,260
Net income attributable to common stockholders	107,411	98,279	80,345	48,096	42,260
Share Data:
Net income per share attributable to common stockholders:
Basic	$0.96	$1.01	$1.20	$1.33	$1.47
Diluted	$0.96	$1.01	$1.20	$1.32	$1.46
Dividends per common share (1)	$1.52	$1.44	$1.40	$1.44	$1.31
Weighted average number of common shares outstanding:
Basic	110,931	96,694	66,182	35,926	28,732
Diluted	110,931	96,699	66,182	35,943	28,994
Balance Sheet Data—At Year End:
Total assets	$10,039,310	$5,825,449	$2,620,860	$1,434,867	$727,443
Total debt	4,178,803	2,701,764	608,415	107,467	82,769
Total liabilities	4,623,070	2,889,656	666,633	151,837	113,953
Total stockholders' equity	2,846,916	2,417,480	1,684,310	1,223,331	602,976
Total equity	5,416,240	2,935,793	1,954,227	1,283,030	613,490
Statements of Cash Flows Data:
Cash flows provided by (used in):
Operating activities	373,126	132,759	125,289	70,218	24,417
Investing activities	(1,458,814)	(2,874,771)	(1,313,220)	(425,169)	(366,433)
Financing activities	1,060,674	2,841,764	1,060,738	521,278	279,646
Non-GAAP Financial Measures:
Funds from Operations (2)	239,256	137,144	n/a	n/a	n/a
Core Earnings (2)	n/a	146,512	96,638	59,762	43,243
__________

(1)	Includes special dividend of $0.05 per common share for year ended December 31, 2012.

(2)
Funds from Operations ("FFO") and Core Earnings are non-GAAP financial measures. In 2015, we adopted FFO, a supplemental non-GAAP financial measure widely used in the REIT industry. Historically, we presented Core Earnings as a non-GAAP financial measure. Core Earnings was a measure used to calculate incentive fees to the Manager and the use of Core Earnings is no longer relevant subsequent to the Combination, as we have now become an internally managed REIT. Our non-GAAP financial measures are more fully described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Supplemental Financial Measures" included in this Form 10-K.

Selected Quarterly Financial Information (Unaudited)

For the three months ended	2015				2014
(In thousands, except per share data)	Dec-31	Sep-30	Jun-30	Mar-31	Dec-31	Sep-30	Jun-30	Mar-31
Statements of Operations Data
Total income	$241,482	$262,978	$220,904	$116,612	$85,597	$77,282	$78,563	$59,207
Net income	57,976	78,761	103,084	16,215	30,912	47,947	51,002	29,850
Net income attributable to Colony Capital, Inc.	30,838	49,297	59,316	10,529	24,816	38,954	37,649	21,730
Net income attributable to common stockholders	18,745	37,203	47,906	3,557	17,844	31,982	32,078	16,375
Per Share Data
Net income per share attributable to common stockholders:
Basic	$0.17	$0.33	$0.43	$0.03	$0.16	$0.30	$0.35	$0.20
Diluted	0.17	0.32	0.40	0.03	0.16	0.30	0.34	0.20
Dividends per common share	0.40	0.38	0.37	0.37	0.37	0.36	0.36	0.35

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our financial statements and accompanying notes included in Item 15 of this Annual Report.
Our Business
We are a global real estate and investment management firm. We own and/or manage a portfolio of assets primarily composed of: (i) real estate equity; (ii) real estate and real estate-related debt; and (iii) investment management of Company-sponsored private equity funds and vehicles. At December 31, 2015, we had $10.0 billion in total assets and $2.8 billion in stockholders' equity. Our activities are organized into five reportable business segments within real estate equity, real estate debt and investment management, described in "—Segments" below.
Highlights
Significant developments affecting our business and results of operations in 2015 include:

•
Completed the Combination transaction on April 2, 2015, in which we acquired substantially all of our Manager's real estate and investment management business and became a self-manged REIT, for an aggregate upfront consideration of $672.3 million, primarily in OP units, Class A and Class B common stock, and recognized $658.3 million of goodwill.

•
Effective April 2, 2015, consolidated 52 real estate joint ventures with Colony-sponsored funds previously accounted for under the equity method, as we are deemed to control these entities following the Combination when we became the investment manager of the funds. This resulted in a remeasurement gain of $41.5 million, less related deferred income tax expense of $3.5 million, and a gross-up of assets, liabilities and noncontrolling interests on our consolidated balance sheet.

•
Completed an underwritten public offering in April 2015 of 11.5 million shares of our 7.125% Series C Preferred Stock, with proceeds of approximately $277.9 million, net of underwriting discounts, commissions and offering costs.

•	Completed a non-recourse, securitized financing transaction within our Transitional Commercial Real Estate ("CRE") Lending Platform totaling $340 million of gross proceeds.

•
Increased our borrowing capacity by $155 million under our revolving corporate credit facility to $800 million and by $250 million under our Transitional CRE Lending Platform warehouse facilities to $400 million.

•
Received $77 million in July 2015 for our 23.3% share of a special and regular way dividend distributed by our equity method investee, Colony American Homes, Inc. (renamed Colony Starwood Homes, subsequent to a merger with Starwood Waypoint Residential Trust in January 2016).

•
Held a closing of our first sponsored global real estate credit fund as general partner in December 2015, with total callable capital commitments of $688.6 million, inclusive of our capital commitment.

•
Increased focus on our real estate equity portfolio, especially our presence in Europe, with acquisitions of 28 properties for an aggregate purchase price of approximately $1.0 billion, financed by debt with total principal of $0.6 billion. In the U.S, our light industrial portfolio added 34 properties at a total purchase price of $0.3 billion.

•	Continued expansion of our real estate debt portfolio with $1.1 billion in new loan originations and acquisitions.
Segments
We operate our business in the following reportable segments:
Real Estate Equity

•
Light industrial real estate assets and associated operating platform, held through a co-investment partnership formed and managed by us acting as general partner, which represented a new segment upon acquisition in December 2014;

•
Single-family residential rentals through our equity method investment in Colony Starwood Homes (formerly, Colony American Homes, prior to a merger with Starwood Waypoint Residential Trust in January 2016);

•
Other real estate equity investments, which include real estate acquired in settlement of loans or from acquisition of operating properties, common equity in real estate or related companies, and certain preferred equity investments with profit participation meeting certain risk or return profiles;

Real Estate Debt

•
Originations including senior and subordinated commercial mortgage backed securities and preferred equity, as well as secondary loan acquisitions including performing and non-performing commercial real estate debt; and

Investment Management

•	Investment management of Company-sponsored funds and other investment vehicles, which formed a new reportable segment following the Combination on April 2, 2015.
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
Condensed Segment Balance Sheets

	Real Estate Equity
($ in thousands)	Light Industrial Platform	Single Family Residential Rentals	Other	Real Estate Debt	Investment Management	Amounts Not Allocated to Segments	Total
December 31, 2015
Assets
Cash	$12,129	$—	$61,548	$70,086	$28,499	$13,592	$185,854
Loans receivable, net
Held for investment	—	—	—	4,048,477	—	—	4,048,477
Held for sale	—	—	—	75,002	—	—	75,002
Real estate assets, net
Held for investment	1,765,159	—	1,347,099	19,960	—	—	3,132,218
Held for sale	6,110	—	197,860	93,917	—	—	297,887
Investments in unconsolidated joint ventures	—	394,783	295,221	214,218	9,794	10,449	924,465
Goodwill	20,000	—	—	—	658,267	—	678,267
Deferred leasing costs and intangible assets, net	81,861	—	155,808	140	87,704	—	325,513
Other assets	40,743	—	37,258	212,747	13,949	66,930	371,627
Total assets	$1,926,002	$394,783	$2,094,794	$4,734,547	$798,213	$90,971	$10,039,310
Liabilities
Debt	$1,092,277	$—	$994,160	$1,143,304	$—	$949,062	$4,178,803
Intangible liabilities	12,339	—	12,183	—	—	—	24,522
Other liabilities	43,717	—	71,819	126,939	45,406	131,864	419,745
Total liabilities	1,148,333	—	1,078,162	1,270,243	45,406	1,080,926	4,623,070
Equity
Stockholders' equity	430,140	342,938	513,124	1,766,719	653,941	(859,946)	2,846,916
Noncontrolling interests:
Investment entities	282,500	—	425,934	1,430,491	—	—	2,138,925
Operating Company	65,029	51,845	77,574	267,094	98,866	(130,009)	430,399
Total equity	777,669	394,783	1,016,632	3,464,304	752,807	(989,955)	5,416,240
Total liabilities and equity	$1,926,002	$394,783	$2,094,794	$4,734,547	$798,213	$90,971	$10,039,310
By Geography: (1)
United States	100%	100%	42%	81%	62%
Europe	—%	—%	58%	18%	35%
Other	—%	—%	—%	1%	3%

	Real Estate Equity
(In thousands)	Light Industrial Platform	Single Family Residential Rentals	Other	Real Estate Debt	Amounts Not Allocated to Segments	Total
December 31, 2014
Assets
Cash	$34,260	$—	$2,011	$29,437	$76,229	$141,937
Loans receivable, net	—	—	—	2,131,134	—	2,131,134
Real estate assets, net	1,511,275	—	132,722	—	—	1,643,997
Investments in unconsolidated joint ventures	—	494,613	393,813	758,551	—	1,646,977
Deferred leasing costs and intangible assets, net	90,532	—	15,528	—	—	106,060
Other assets	36,896	—	14,113	92,683	11,652	155,344
Total assets	1,672,963	494,613	558,187	3,011,805	87,881	5,825,449
Liabilities
Debt	1,078,181	—	87,557	782,615	753,411	2,701,764
Intangible liabilities	10,060	—	279	—	—	10,339
Other liabilities	22,936	—	13,087	75,291	66,239	177,553
Total liabilities	1,111,177	—	100,923	857,906	819,650	2,889,656
Equity
Stockholders' equity	$358,509	$494,613	$428,565	$1,917,586	$(781,793)	$2,417,480
Noncontrolling interests in investment entities	203,277	—	28,699	236,313	50,024	518,313
Total equity	561,786	494,613	457,264	2,153,899	(731,769)	2,935,793
Total liabilities and equity	$1,672,963	$494,613	$558,187	$3,011,805	$87,881	$5,825,449
By Geography: (1)
United States	100%	100%	63%	77%
Europe	—%	—%	37%	21%
Other	—%	—%	—%	2%
__________

(1)
Geographic breakdown for each segment is based on the net assets of the underlying investments held by each segment, except for the investment management segment, which is based on assets under management.

Results of Operations
Our results of operations were substantially impacted by the Combination in 2015, as discussed below, as well as our continued capital raising efforts and ongoing investment activities, with an increasing focus on investments in real estate equity in addition to real estate debt.
Effects of the Combination
Effective April 2, 2015, with the closing of the Combination, our business has expanded to include investment management, which provides a new source of revenue in the form of fee income. Following the internalization of our Manager, we have replaced management fees with directly incurred costs such as compensation, overhead costs and other administrative expenses.
Additionally, as a result of the Combination in which we became the investment manager of Colony-sponsored funds, we are now deemed to hold a controlling financial interest in 52 real estate investment entities that have participating interests from these funds. We previously accounted for these investment entities under the equity method, reflecting only our proportionate interests in these entities. We did not acquire any additional interests nor dispose any existing interests in these investment entities in conjunction with the Combination. Beginning April 2, 2015, we now consolidate these 52 investments entities. Consequently, our results for the year ended December 31, 2015 are not directly comparable to the prior years. Upon consolidation, we remeasured the assets and liabilities of these consolidated investment entities at fair value and recognized a total gain of $41.5 million, net of cumulative translation adjustment reclassified to earnings, and a related deferred income tax expense of $3.5 million. For the year ended December 31, 2015, the consolidation of these investment entities resulted in a gross-up of total income, before the effect of lower equity in income of unconsolidated joint ventures, as well as total expenses, with a corresponding increase in net income attributable to noncontrolling interests in investment entities.

The following table summarizes our segment results:

Year Ended December 31,	Total Income			Net (Loss) Income			Net (Loss) Income Attributable to Colony Capital, Inc.
(In thousands)	2015	2014	2013	2015	2014	2013	2015	2014	2013
Light Industrial Platform (1)	$162,540	$5,365	NA	$(21,178)	$(8,667)	NA	$(9,560)	$(5,524)	NA
Single Family Residential (2)	(14,787)	(15,901)	(8,013)	(14,787)	(15,901)	(8,013)	(13,033)	(15,901)	(8,013)
Other Real Estate Equity	152,390	18,832	19,957	20,896	7,862	19,516	24,726	5,840	18,250
Real Estate Debt	473,785	291,457	171,573	370,872	267,718	162,401	232,814	230,035	139,509
Investment Management (3)	63,919	NA	NA	20,953	NA	NA	17,575	NA	NA
__________

(1)	Results of light industrial platform for 2014 relates to the period from December 18, 2014 (inception) to December 31, 2014.

(2)	Results of single family residential segment represents our share of net income from an equity method investment.

(3)	Results of investment management business in 2015 is for the period from April 2, 2015 (inception) to December 31, 2015.
Equity—Light Industrial Platform

(In thousands)	Year Ended December 31, 2015	For the Period from December 18, 2014 (Inception) through December 31, 2014	Change (1)
Income
Interest income	$7	$—	$7
Property operating income	161,863	5,365	156,498
Other income	670	—	670
Total income	162,540	5,365	157,175
Expenses
Transaction, investment and servicing costs	4,038	7,754	(3,716)
Interest expense	37,338	1,321	36,017
Property operating expenses	54,581	1,544	53,037
Depreciation and amortization	82,447	3,391	79,056
Impairment loss	450	—	450
Compensation expense	3,633	—	3,633
Administrative expenses	1,631	—	1,631
Total expenses	184,118	14,010	170,108
Gain on sale of real estate assets, net	108	—	108
Other loss, net	(192)	(22)	(170)
Income tax benefit	484	—	484
Net loss	(21,178)	(8,667)	(12,511)
Net loss attributable to noncontrolling interests:
Investment entities	(10,460)	(3,143)	(7,317)
Operating Company	(1,158)	—	(1,158)
Net loss attributable to Colony Capital, Inc.	$(9,560)	$(5,524)	$(4,036)
__________

(1)	Results for the period from acquisition date of December 18, 2014 through December 31, 2014 are not comparable to results for a full year in 2015
We acquired a portfolio of light industrial properties and operating platform in December 2014. The portfolio acquisition was completed through an indirectly owned operating partnership with third-party limited partners who own approximately 38% of the property portfolio, while we acquired 100% of the associated operating platform. At December 31, 2015, total unfunded commitment to the operating partnership was $163.2 million, comprising our share of $101.9 million and $61.3 million from the limited partners.

Operating Metrics
See "—Information About Our Real Estate Portfolios" below for additional information on the real estate assets held within our light industrial portfolio as of December 31, 2015.

	Number of Properties	Number of Buildings	Rentable Square Feet (in thousands)	Annualized Base Rent (in thousands) (1)	Rent Per Square Foot	Percentage Leased
December 31, 2015	278	325	34,738	$133,812	$4.14	93%
December 31, 2014	257	298	30,131	$112,197	$4.18	89%
_________

(1)
Represents annualized fixed base rental amount in effect as of December 31, 2015 and 2014 using rental revenue computed on a straight-line basis in accordance with GAAP and excludes the impact of amortization of above- and below-market lease values.

We have continued to grow our light industrial portfolio since its acquisition in December 2014, adding 34 new buildings as well as executing strategic dispositions of 7 buildings in 2015. Additionally, our portfolio showed an overall increase in leased percentage from 89% to 93% with a growth in average rent rates from $4.18 per square foot at acquisition to $4.14 per square foot at December 31, 2015.
2015 Results
Segment Balance Sheets—Real estate assets grew to $1.8 billion at December 31, 2015 from $1.5 billion at December 31, 2014, resulting primarily from (i) additional acquisitions totaling $345.5 million, (ii) dispositions totaling $30.4 million, and (iii) $55.6 million of depreciation.
Debt levels remained consistent at $1.1 billion with a slight increase of $14.1 million from December 31, 2014. In 2015, we (i) refinanced $151.1 million of short-term floating rate bridge debt with $165.8 million of fixed rate debt on assets for longer term hold; and (ii) drawdown on a new $100.0 million revolving credit facility which closed in July 2015 to pursue additional acquisitions, of which $23.7 million was outstanding at year end. Over time, we expect to replace additional floating rate acquisition debt with longer term, fixed rate debt.
Results of Operations—In 2015, the light industrial platform had total income of $162.5 million and a net loss of $21.2 million. Net loss attributable to us was approximately $9.6 million after allocation to noncontrolling interests. Property operating income, which consists of rental income and tenant reimbursements, was $161.9 million, offset by expenses of $184.1 million. Total expenses included primarily $82.4 million of depreciation and amortization of real estate assets and related intangibles and $54.6 million of property operating expenses. Interest expense incurred on debt financing was $37.3 million, which included $3.1 million of deferred financing costs related to the portion of debt extinguished upon refinancing in July 2015.
Equity—Single Family Residential Rentals

	Year Ended December 31,			Change
(In thousands)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Equity in loss of unconsolidated joint ventures	$(14,787)	$(15,901)	$(8,013)	$1,114	$(7,888)
Net loss attributable to noncontrolling interests in Operating Company	(1,754)	—	—	(1,754)	—
Net loss attributable to Colony Capital, Inc.	$(13,033)	$(15,901)	$(8,013)	$2,868	$(7,888)
Our investment in single-family residential rental homes represents a 23.3% interest in Colony American Homes, Inc. ("CAH"), reported under the equity method. CAH is in the business of acquiring single family residential properties either directly or indirectly through joint venture investments, renovating and managing these properties to hold for investment and generating rental income through operating leases.
Significant Development in 2016
On January 5, 2016, pursuant to a merger agreement in September 2015, CAH and SWAY completed a merger of the two companies into Colony Starwood Homes, in a stock-for-stock transaction. Colony Starwood Homes continues to trade on the New York Stock Exchange under the ticker symbol "SFR." The combined internally-managed company owns and manages over 30,000 homes and is expected to achieve significant cost synergies.
Upon completion of the merger, based on each company’s net asset value, existing SWAY shareholders and the former owner of the SWAY manager own approximately 41% of the shares of the combined company, while former CAH shareholders own approximately 59%. We received approximately 15.1 million SFR shares, representing 13.8% of the combined company, which is valued at approximately $338.4 million based on the SFR closing price at February 25, 2016. Our SFR shares are subject to lock-up for nine months after the closing of the merger.

Immediately prior to completion of the merger, CAH effected an internal reorganization to exclude its residential specialty finance company, Colony American Finance, LLC (“CAF”), from the merger. CAF lends to other owners of single family homes for rent. As a result of the reorganization, we retained our 19% ownership interest in CAF.
Operating Metrics

	Number of Homes	Occupancy Rate
December 31, 2015	18,800 homes across 11 states	95%
December 31, 2014	18,700 homes across 11 states	87%
December 31, 2013	14,900 homes across 9 states	61%
CAH has steadily expanded the acquisition of single family homes in its portfolio and entered new markets. The majority of its portfolio of single family homes is wholly-owned, with a small portfolio jointly-owned through a joint venture with Fannie Mae. Over time, renovation and leasing activity has increased to absorb the new inventory, resulting in an upward trend in occupancy rates.
2015 compared to 2014
During the second quarter of 2015, CAH completed its third securitization transaction totaling $640 million. Proceeds from the securitization were used to repay outstanding amounts under CAH’s revolving credit facility and pay a special distribution. In July 2015, the Company received total distributions of $77 million from CAH, which represented its 23.3% share of the special distribution, as well as a regular way distribution for the second quarter of 2015.
Expansion of the CAF lending program to other owners of single family homes for rent continued to be a strategic initiative in 2015. CAF has raised $113 million of private equity with associated management fees and carried interest that inures to the benefit of CAH. Since inception through December 31, 2015, CAF has cumulatively closed $1.1 billion of loans. CAF also closed on its first securitization in October 2015 of 69 loans totaling $252.0 million of unpaid principal balance, selling $224.3 million of matched-term, non-recourse senior bonds with a weighted average coupon of 3.5%, with CAF retaining a $27.7 million interest.
At December 31, 2015, our 23.3% interest in CAH had a carrying value of $394.8 million, including $57 million of our share of CAF’s book value. In 2015, our share of results from CAH improved to a lower net loss of $13.0 million compared to a net loss of $15.9 million in 2014. These results include our share of real estate depreciation and amortization of $25.3 million in 2015 and $18.5 million in 2014. The lower net loss reflects improvements in the operating results of CAH as occupancy increased from 87% to 95% between December 31, 2014 and 2015 following higher renovation and leasing productivity.
2014 compared to 2013
In April and June 2014, CAH obtained two variable rate mortgage loans totaling approximately $1.1 billion secured by approximately 7,100 single-family rental homes in its portfolio. Both mortgage loans were transferred by the lender into securitization trusts, which issued certificates representing beneficial interests in the mortgage loans.
As a participant in the initial capital raise of CAH in July 2012, we received warrants in the external manager of CAH and the right to share in certain profit distributions from CAH. The warrants, which were only exercisable under certain circumstances, and profit participation rights had nominal value upon receipt, and were included as a component of our equity investment in CAH. On November 4, 2014, CAH completed the internalization of its external manager by acquiring the ownership interests in the manager in exchange for CAH operating partnership units ("CAH OP units"). Immediately prior to the internalization transaction, we exercised our warrants, representing an approximate 10% ownership in the external manager, and received 1,643,736 CAH OP units in exchange. We also received a $15.5 million cash distribution from CAH, representing our share of the accrued profit distribution as of the date of the internalization. Subsequent to the internalization, after giving effect to the CAH OP units received in exchange for our exercise of the warrants, our ownership interest in CAH was reduced from 24.3% to 23.3% as a result of additional CAH OP units issued for the internalization.
In 2014, our investment in CAH generated a higher net loss of $15.9 million relative to a net loss of $8.0 million in 2013. These results include our share of real estate depreciation and amortization of $18.5 million in 2014 and $8.0 million in 2013. The higher net loss resulted from CAH significantly scaling its operations in 2014 and expanding its portfolio of single family homes, with a 25.5% increase in the number of homes acquired. While occupancy rate increased to 87% as of December 31, 2014 from 61% at December 31, 2013, the initial period in 2014 saw a dip in the occupancy rate as acquisitions outpaced renovation and leasing activity earlier in the year. Additionally, the results of CAH in 2014 were burdened with financing costs incurred on the mortgage loans obtained in 2014 to fund its acquisition activity.

Equity—Other Real Estate Equity Investments

	Year Ended December 31,			Change
(In thousands)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Income
Interest income	$16	$—	$—	$16	$—
Property operating income	134,043	15,597	789	118,446	14,808
Equity in income of unconsolidated joint ventures	18,272	3,235	19,168	15,037	(15,933)
Other income	59	—	—	59	—
Total income (loss)	152,390	18,832	19,957	133,558	(1,125)
Expenses
Transaction, investment and servicing costs	22,432	245	623	22,187	(378)
Interest expense	19,441	4,355	227	15,086	4,128
Property operating expenses	58,035	4,019	197	54,016	3,822
Depreciation and amortization	38,452	5,786	310	32,666	5,476
Impairment loss	4,539	—	—	4,539	—
Compensation expense	2,021	—	—	2,021	—
Administrative expenses	2,008	—	—	2,008	—
Total expenses	146,928	14,405	1,357	132,523	13,048
Gain on sale of real estate assets, net	6,970	—	—	6,970	—
Gain on remeasurement of consolidated investment entities, net	10,223	—	—	10,223	—
Other gain, net	1,613	—	—	1,613	—
Income tax (expense) benefit	(3,372)	3,435	916	(6,807)	2,519
Net income	20,896	7,862	19,516	13,034	(11,654)
Net (loss) income attributable to noncontrolling interests:
Investment entities	(7,384)	2,022	1,266	(9,406)	756
Operating Company	3,554	—	—	3,554	—
Net income attributable to Colony Capital, Inc.	$24,726	$5,840	$18,250	$18,886	$(12,410)
Our investments in other real estate equity comprise interests in a diverse portfolio of real estate assets that includes multifamily, office, retail, hotel, industrial, educational institutions and other commercial properties. Certain of our equity interests were obtained through foreclosures or deed-in-lieu of foreclosures on collateral assets from originated or acquired debt. Interests in our real estate equity portfolio are held both directly and indirectly through our investments in unconsolidated joint ventures.
Operating Metrics
See "—Information About Our Real Estate Portfolios" for the composition of properties wholly-owned or partially-owned by us that are consolidated and presented as real estate assets held for investment at December 31, 2015.
With the continued expansion of our footprint in Europe, 58% of the net assets of our investments in the other real estate equity segment were located in Europe at December 31, 2015 compared to 37% at December 31, 2014.
2015 compared to 2014
Comparability of 2015 results to 2014 is affected by (i) the growth in our real estate equity portfolio through acquisition of 28 properties in 2015; and (ii) the consolidation of previous equity method investments, which resulted in a gross-up of income and expense items with a larger attribution to noncontrolling interests in investment entities, although this has no net effect to net income attributable to us, other than a remeasurement gain of $10.2 million.
Segment Balance Sheets—At December 31, 2015, real estate assets has grown to $1.5 billion from a total of $132.7 million at December 31, 2014. Total debt also grew to approximately $1.0 billion at December 31, 2015 from $87.6 million at December 31, 2014. The increase in real estate assets, net of impairment and continuing depreciation on existing assets, as well as the increase in corresponding debt, can be attributed to:

•	consolidation of previous equity method investments comprising $0.6 billion in real estate assets and $0.3 billion in corresponding debt as of December 31, 2015; and

•	2015 acquisitions of real estate assets of approximately $1.0 billion financed with $0.6 billion of debt as of December 31, 2015.

At December 31, 2015, $197.9 million of our real estate assets were held for sale, consisting primarily of properties in Italy and the United Kingdom, as well as certain properties in our hotel portfolio.
Investments in unconsolidated joint ventures, however, decreased from $393.8 million to $295.2 million between December 31, 2014 and December 31, 2015 resulting primarily from consolidation of the previous equity method investments.
Results of Operations—Net income in 2015 was $20.9 million. Due to allocation of net losses to noncontrolling interests in investment entities, primarily due to transaction costs from a recent acquisition, our share of net income in 2015 was $24.7 million. In 2014, net income was $7.9 million with $5.8 million attributable to us after noncontrolling interests.
Upon consolidation of the investment entities that were accounted for as equity method investments prior to the closing of the Combination on April 2, 2015, we remeasured their assets, liabilities and noncontrolling interests at fair value and recognized a net remeasurement gain of $10.2 million, or $7.7 million after deferred tax expense. Excluding the effect of the net remeasurement gain, net income before attribution to noncontrolling interests increased approximately $13.2 million comparing 2015 to 2014. The various components making up this increase are discussed below.
Property operating income increased by $118.4 million from $15.6 million in 2014, of which $88.9 million was contributed by previous equity method investments consolidated in 2015 and $26.6 million from new acquisitions in 2015. Similarly, depreciation and amortization, property operating expenses and interest expense aggregated to $115.9 million in 2015 compared to $14.2 million in 2014, with $78.8 million of the increase resulting from consolidation in 2015 of previous equity method investments and $21.3 million from new acquisitions in 2015.
Net income from unconsolidated investments increased from $3.2 million in 2014 to $18.3 million in 2015. This is due to losses from new equity method investments in 2014 that became profitable in 2015.
Corresponding to the growth in our portfolio in 2015, significant transaction costs were incurred for new acquisitions, primarily $20.0 million in connection with an acquisition of a portfolio of commercial properties in the United Kingdom.
In 2015, we recorded impairment losses of $4.5 million related to a portfolio of properties in Italy. In the second half of 2015, we disposed certain properties in our portfolios in Italy and United Kingdom for a gain of $6.0 million as well as properties within our hotel portfolio for a gain of approximately $1.0 million.
As we expand our portfolio in Europe, we are increasingly exposed to the risk of fluctuations in foreign exchange rates. For the most part, we have hedged our foreign exchange risk related to these investments, which has limited the impact to our net income to $1.6 million for 2015, included in other gain.
Income tax expense in 2015 was $3.4 million, consisting primarily of $2.5 million of deferred tax expense related to the remeasurement gain upon consolidation of the investment entities, compared to an income tax benefit of $3.4 million, largely due to net operating losses, in 2014.
In 2015, compensation and administrative costs of $4.0 million was directly attributable to the other real estate equity segment. In 2014, we incurred a management fee charge which was not allocated to reportable segments.
2014 compared to 2013
We acquired one operating property in December 2013, and two operating properties in mid-2014. All other properties were held through joint ventures accounted for under the equity method. Therefore, for a holding period of less than a month, there was minimal property operating income and related expenses in 2013.
Although we continued to invest in additional real estate assets through equity method joint ventures in 2014, the new acquisitions incurred net losses in their initial period post-acquisition due to acquisition costs, which partially offset the net income from our existing equity method investments, resulting in our share of net income from equity method investments of $3.2 million in 2014. By comparison, our share of net income from equity method investments was higher in 2013 at $19.2 million, largely attributable to an investment that was disposed by the end of 2013.

Real Estate Debt

	Year Ended December 31,			Change
(In thousands)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Income
Interest income	$417,149	$204,054	$80,753	$213,095	$123,301
Property operating income	3,965	—	—	3,965	—
Equity in income of unconsolidated joint ventures	46,596	86,495	89,553	(39,899)	(3,058)
Fee income	219	—	—	219	—
Other income	5,856	908	1,267	4,948	(359)
Total income	473,785	291,457	171,573	182,328	119,884
Expenses
Transaction, investment and servicing costs	19,273	8,430	3,457	10,843	4,973
Interest expense	31,549	14,199	5,295	17,350	8,904
Property operating expenses	5,097	—	—	5,097	—
Depreciation and amortization	252	—	—	252	—
Provision for loan losses	37,475	—	—	37,475	—
Impairment loss	2,100	—	—	2,100	—
Compensation expense	11,582	—	—	11,582	—
Administrative expenses	4,939	577	178	4,362	399
Total expenses	112,267	23,206	8,930	89,061	14,276
Gain on sale of real estate assets, net	1,876	—	—	1,876	—
Gain on remeasurement of consolidated investment entities, net	31,263	—	—	31,263	—
Other (loss) gain, net	(23,361)	165	974	(23,526)	(809)
Income tax expense	(424)	(698)	(1,216)	274	518
Net income	370,872	267,718	162,401	103,154	105,317
Net income attributable to noncontrolling interests:
Investment entities	103,983	37,683	22,892	66,300	14,791
Operating Company	34,075	—	—	34,075	—
Net income attributable to Colony Capital, Inc.	$232,814	$230,035	$139,509	$2,779	$90,526
Our real estate debt portfolio includes originations and acquisitions of senior loans and subordinated debt, including preferred equity that meets certain risk and fixed return parameters. We hold our real estate debt investments and generate interest income either directly or indirectly through our investments in unconsolidated investment entities. We have been continually investing in our target assets over time, and therefore, income from some investments may reflect less than a full quarter’s results of operations. We have also sold or received early payoffs on some of our debt investments, sometimes at substantial gains, which affect period over period comparability.
Portfolio Metrics
The following table presents an overview of the volume and credit-related data on our real estate debt portfolio, specifically consolidated loans held for investment, both wholly-owned or partially-owned by us, segregated for purchased credit-impaired ("PCI") loans.

(Dollars in thousands)
	Number of Loans	Carrying Value (before allowance for loan losses)		Nonaccrual (1)		Allowance for Loan Losses
Loan Type		Amounts	%	Amounts	% (2)	Amounts	% (2)
At December 31, 2015
Non-PCI loans	363	$3,382,308	82.83%	$10,226	0.30%	$472	0.01%
PCI Loans	1,138	701,356	17.17%	116,647	16.63%	34,715	4.95%
Total loans held for investment	1,501	$4,083,664		$126,873		$35,187
At December 31, 2014
Non-PCI Loans	364	$1,883,444	88.37%	$3,917	0.21%	$197	0.01%
PCI Loans	34	247,887	11.63%	—	—%	—	—%
Total loans held for investment	398	$2,131,331		$3,917		$197
At December 31, 2013
Non-PCI Loans	37	$854,721	83.09%	$—	NA	$—	NA
PCI Loans	5	173,933	16.91%	—	NA	—	NA
Total loans held for investment	42	$1,028,654		$—		$—
__________

(1)
Represents gross carrying value which were past due 90 days or more as to principal or interest for non-PCI loans, or where cash flows expected to be collected could not be reasonably estimated to calculate the yield on PCI loans.

(2)	Calculated as a percentage of gross carrying amount of non-PCI and PCI loans, respectively.
Between 2013 and 2014, the growth in our real estate debt portfolio reflected our continued investing activity, specifically origination of loans under our Transitional CRE Lending Platform. In 2015, the consolidation of previous equity method investments significantly increased the size of our consolidated real estate debt portfolio. In particular, this resulted in consolidation of a large volume of PCI loans held through joint venture entities. Corresponding with the increase resulting from the consolidation, total loans on nonaccrual status has similarly grown to $126.9 million as of December 31, 2015. Additionally, throughout 2015, we have periodically assessed the credit quality of our real estate debt portfolio and as of December 31, 2015, carried an allowance for loan losses of $35.2 million against our consolidated loan balance. As these are loans that are partially-owned by us, our share of the allowance for loan losses, net of noncontrolling interests in investment entities, was $9.5 million. The majority of our nonaccrual loans and allowance for loan losses pertain to PCI loans.
2015 compared to 2014
Comparability of 2015 results to 2014 is affected by the consolidation of previous equity method investments, which resulted in a gross-up of income and expense items with a larger attribution to noncontrolling interests in investment entities, although this has no net effect to net income attributable to us, other than a remeasurement gain of $31.3 million.
Segment Balance Sheets—At December 31, 2015, total assets have grown to approximately $4.7 billion from $3.0 billion at December 31, 2014, attributed to:

•
increase in loans receivable by $2.0 billion, driven primarily by $1.6 billion of consolidated loans receivable held by the previous equity method investments as well as $0.4 billion of new originations and acquisitions, net of repayments; and

•	contribution of $0.1 billion of foreclosed real estate assets by consolidated investment entities; partially offset by

•	decrease in investments in unconsolidated joint ventures by $0.5 billion following the consolidation of previous equity method investments.
Total debt increased by approximately $0.4 billion to $1.1 billion, attributed to (i) $0.3 billion from a third securitization transaction under our Transitional CRE Lending Platform in September 2015, which is accounted for as a secured financing; and (ii) $63.2 million of debt consolidated from previous equity method investments.
Our overall net investment exposure to Europe in the real estate debt segment decreased from 21% as of December 31, 2014 to 18% as of December 31, 2015 resulting from (i) a larger share of new originations in the United States; and (ii) realizations outpacing new investments in Europe.
Results of Operations—Net income was $370.9 million in 2015 and $267.7 million in 2014, of which our share was $232.8 million in 2015 and $230.0 million in 2014 after attribution to noncontrolling interests. Key changes comparing 2015 to 2014 include the following:

Net gain from remeasurement of assets and liabilities of the 44 consolidated investment entities within the real estate debt segment on April 2, 2015, following the Combination, was $31.3 million, or $30.4 million, after the effect of deferred tax expense.
Other loss of $23.4 million was recognized, primarily resulting from $31.1 million of net foreign currency translation loss on loans that paid off in 2015, partially offset by $7.8 million of net realized gain related to net investment hedges of foreign subsidiaries holding these loans receivable.
Provision for loan losses, primarily on PCI loans from previous equity method investments consolidated in 2015, was $37.5 million, of which our share, net of noncontrolling interests in investment entities, was $11.1 million. By comparison, our PCI loan portfolio was largely held through our joint venture investments which were accounted for under the equity method prior to April 2015; accordingly, provision for loan losses would have been reflected as part of our share of net income from unconsolidated joint ventures in 2014.
Interest income increased $213.1 million in 2015, driven by $59.7 million from a loan portfolio with early payoff, $39.9 million from foreclosure of a loan that was subsequently sold, $125.0 million earned by previous equity method investments consolidated in April 2015, and $48.8 million from new loans originated or acquired under the Transitional CRE Lending Platform. These increases were offset by $56.2 million related to loans paid off or with partial prepayments in 2014.
Interest expense increased $17.4 million, as we incurred a full year of interest expense from three loan securitizations completed in April, October and November 2014, as well as an additional securitization in September 2015, all of which were accounted for as secured financing.
The consolidation of previous equity method investments contributed largely to the $39.9 million decrease in income from unconsolidated joint ventures, $4.9 million increase in other income, which are mainly expense recoveries from borrowers, and $10.8 million increase in transaction, investment and servicing costs.
Foreclosed properties held by previous equity method investments that were consolidated in 2015 contributed $1.5 million of net loss. There were no foreclosed properties in 2014.
Expenses in 2015 included $16.5 million of compensation and administrative costs that were directly attributable to the real estate debt segment. Prior to the Combination, we incurred a management fee charge and only certain cost reimbursements were allocated to reportable segments in 2014.
Although $0.9 million of deferred tax expense was recognized on the remeasurement gain in 2015, this was partially offset by deferred tax benefit on net operating losses of loan investments held in TRS, resulting in a lower income tax expense in 2015 compared to 2014.
2014 compared to 2013
Results of Operations—Net income increased $105.3 million to $267.7 million in 2014 from $162.4 million in 2013, with our share of net income after attribution to noncontrolling interests at $230.0 million in 2014 and $139.5 million in 2013. The increase in net income generally resulted from the growth in our real estate debt portfolio.
Significant increase in interest income of $123.3 million reflects the results of $1.7 billion of new loan originations and acquisitions, net of $0.7 billion of repayments in 2014. In particular, our Transitional CRE Lending Platform contributed an additional $21.7 million of interest income. Similarly, higher transaction, investment and servicing costs can be attributed to our new acquisition activities in 2014. As we completed three securitization transactions on our loan portfolio in 2014, this resulted in higher interest expense in 2014.
Our share of income from unconsolidated joint ventures decreased slightly by $3.1 million. While 2014 included additional income from new investments, the amount in 2013 was higher due to a large gain from an unconsolidated joint venture as well as full year income from investments that subsequently resolved in December 2013 or early 2014.
We also recorded $1.0 million of net gains from loan sales in 2013, included in other (loss) gain, net. There were no loan sales in 2014.
Income tax expense was lower in 2014, primarily due to deferred tax assets recognized on loan portfolios held in TRS. The Company had elected not to defer certain taxable gains on these portfolios beginning in 2014, which resulted in higher tax paid compared to GAAP income tax for the year.

Investment Management

(In thousands)	For the Period From April 2, 2015 (Inception) Through December 31, 2015
Income
Equity in loss of unconsolidated joint ventures	$(1,675)
Fee income	65,594
Total income	63,919
Expenses
Depreciation and amortization	16,498
Impairment loss	4,103
Compensation expense	33,021
Administrative expenses	1,983
Total expenses	55,605
Other loss, net	(19)
Income tax benefit	12,658
Net income	20,953
Net income attributable to noncontrolling interests in Operating Company	3,378
Net income attributable to Colony Capital, Inc.	$17,575
Through the Combination which closed on April 2, 2015, we acquired (i) the investment management business of CCLLC, in which we assumed CCLLC's in-place investment advisory contracts that generate management fee income; and (ii) ownership of the Colony trade name under which we sponsor new funds or similar investment vehicles as general partner post-Combination.
Following the closing of the Combination, the acquired investment management business constituted a new segment.
Income from our investment management business is derived primarily from:

•
Management fee income as investment advisor, comprising (a) base management fees for the day-to-day operations and administration of our managed funds, generally around 1% per annum of the limited partners' net funded capital; and (b) asset management fees, which are one-time fees received upon closing of each investment made by our managed funds, typically calculated as 0.5% of the limited partners' net funded capital on each investment, with a portion of the fee recognized upon completion of underwriting and remaining fee recognized over the holding period of each investment;

•
Investment income from (a) our nominal interests in our sponsored funds as general partner, or (b) our investment in third party asset managers in which we have a significant influence, both of which are accounted for as an equity method investment; and in the future,

•	Performance based incentive income as general partner, which is earned when the cumulative returns of our sponsored funds are in excess of preferred returns to limited partners.
In May 2015, we acquired a 50% interest in a German-based asset management platform.
In December 2015, we held a closing of a Company-sponsored global real estate credit fund (the “Global Credit Fund"), with total callable capital commitments of $688.6 million, inclusive of our capital commitment. Our co-investment activities alongside the Global Credit Fund are conducted through joint ventures between us and the Global Credit Fund. As of December 31, 2015, we have committed capital of $1.0 million as general partner to be funded directly into the Global Credit Fund, of which $0.3 million was funded, and an additional $136.7 million as an affiliate of the general partner ("GP Affiliate") with commitments satisfied through direct funding into the co-investment joint ventures, of which $43.9 million was funded. In subsequent closings, our cumulative capital commitments to the Global Credit Fund will be determined as the lower of $500.0 million or 20% of total capital commitments.

Operating Metrics

(In billions)	December 31, 2015	April 2, 2015
Assets under management ("AUM") (1)	$18.8	$17.7
Fee-earning equity under management ("FEEUM") (2)	9.3	9.2
__________

(1)
AUM refers to the assets for which the Company provides investment management services and includes assets for which we may or may not charge management fees and/or performance allocations. AUM is the sum of: a) the gross fair value of investments held directly by the Company or managed by the Company on behalf of its private funds, co-investments, or other investment vehicles; b) leverage, inclusive of debt held by investments and deferred purchases prices; c) uncalled limited partner capital commitments that the Company is entitled to call from investors during the given commitment period at its discretion pursuant to the terms of their respective funds; and d) with respect to majority-owned and substantially controlled investments the Company consolidates gross assets attributable to third-party investors. The Company’s calculations of AUM may differ from the calculations of other asset managers, and as a result, these measures may not be comparable to similar measures presented by other asset managers.

(2)
FEEUM refers to the equity for which the Company provides investment management services and from which it derives management fees and/or performance allocations. At December 31, 2015, FEEUM includes approximately $0.8 billion of uncalled limited partner capital commitments that does not bear fees until such capital is called at the Company’s discretion. The Company’s calculations of FEEUM may differ from the calculations of other asset managers, and as a result, these measures may not be comparable to similar measures presented by other asset managers.

Both AUM and FEEUM increased in the nine months following the closing of the Combination. The $1.1 billion increase in AUM is attributed to capital inflows, particularly limited partner commitments of approximately $0.6 billion from the first closing of the Global Credit Fund in December 2015 and our share of AUM from our investment in a German-based asset management platform as well as increased leverage, partially offset by realization of investments and decreases in fair value of investments. FEEUM is not based on fair value and the increase reflects new capital inflows, net of realization of investments.
2015 Results
Net income from our investment management business was $21.0 million, with our share at $17.6 million after attribution to noncontrolling interests. Fee income for the nine months since acquisition was $65.6 million with a blended base management fee rate of 1.1% during this period. We also recorded $1.7 million in net losses from our equity method investments in a third party asset manager. The carrying value of our equity method investments was $9.8 million at December 31, 2015.
Resulting from the Combination, we recognized identifiable intangible assets, which include the Colony trade name of $15.5 million, contractual rights to earn future fee income from in-place investment management contracts of $46.0 million and customer relationships with institutional clients of private funds of $46.8 million. The identifiable intangible assets, other than the trade name, are subject to amortization amounting to $16.5 million in the nine months post-acquisition. Additionally, in the fourth quarter of 2015, we recognized an impairment loss of $4.1 million on the investment management contracts attributable to earlier realization of investments which reduced the fee base and fee concessions on funds in liquidation.
Compensation and administrative costs of $35.0 million were directly attributable or allocated to the investment management segment.
Income tax benefit of $12.7 million was recognized for the nine months post-Combination in connection with the amortization of intangible assets acquired and net operating losses in the TRS related to our investment management business.

Amounts Not Allocated to Segments

	Year Ended December 31,			Change
(In thousands)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Income
Interest income	$133	$307	$282	$(174)	$25
Equity in loss of unconsolidated joint ventures	(801)	—	—	(801)	—
Other income	4,797	589	—	4,208	589
Total income	4,129	896	282	3,233	614
Expenses
Management fees	15,062	43,133	26,263	(28,071)	16,870
Transaction, investment and servicing costs	16,514	10,478	955	6,036	9,523
Interest expense	44,766	28,490	13,316	16,276	15,174
Depreciation and amortization	3,328	—	—	3,328	—
Compensation expense	34,249	2,468	1,756	31,781	712
Administrative expenses	27,677	8,363	5,614	19,314	2,749
Total expenses	141,596	92,932	47,904	48,664	45,028
Gain on sale of real estate assets, net	8	—	—	8	—
Other gain, net	16,789	1,073	—	15,716	1,073
Income tax expense	(50)	(338)	(359)	288	21
Net loss	(120,720)	(91,301)	(47,981)	(29,419)	(43,320)
Net loss attributable to noncontrolling interests:
Investment entities	(16)	—	—	(16)	—
Operating Company	(18,162)	—	—	(18,162)	—
Net loss attributable to Colony Capital, Inc.	$(102,542)	$(91,301)	$(47,981)	$(11,241)	$(43,320)
Amounts not allocated to segments represent all corporate level assets and liabilities, as well as costs not directly attributable or allocable to other segments but support our overall business activities and operations.
Resulting from the Combination, costs previously borne and allocated by the Manager through a management fee charge are now incurred directly by us, primarily as compensation, administrative and overhead costs, and certain assets held by CCLLC were transferred to us as part of the Combination. Compensation costs that are directly attributable, or otherwise can be subjected to a reasonable and systematic allocation, have been allocated to each of the reportable segments, with remaining costs unallocated. Administrative expenses and overhead costs that benefit all lines of business as a whole are generally not allocated to reportable segments, and similarly, any reimbursements of such costs by affiliates remain unallocated. Other costs not allocated to reportable segments include interest expense related to corporate level debt, costs associated with unconsummated deals, transaction costs in connection with the Combination and depreciation of fixed assets. Assets and liabilities not allocated to reportable segments consist mainly of cash and other assets not directly identifiable with specific real estate investment activities, including fixed assets, corporate level financing consisting of convertible senior notes issued, credit facility and notes payable, contingent consideration liability in connection with the Combination, as well as non-real estate investments and their results.
In September 2015, we committed seed capital of $15 million for a 15% interest as a founding member in a newly-formed collateralized loan obligation ("CLO") investment fund alongside an unaffiliated third party co-sponsor. As of December 31, 2015, we had funded $11.2 million of our commitment. Our investment in the CLO fund reflects our new secured corporate credit strategy and is presented as an equity method investment. As the underlying loans in the CLO are a non-real estate asset class, we have not allocated our investment in the CLO fund to our existing real estate investment segments. We may co-sponsor new CLO investment vehicles with the unaffiliated third party in the future and share in management fees as well as performance-based incentives.
2015 compared to 2014
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
Transaction, Investment and Servicing Costs—Transaction costs incurred in connection with the Combination was $15.1 million in 2015 and $8.3 million in 2014. Other amounts comprise costs incurred in connection with unconsummated deals.
Interest Expense—Corporate level interest expense increased by $16.3 million in 2015 due mainly to (i) $11.0 million of higher interest expense from increased usage of our credit facility to temporarily finance our investing and operating activities in 2015; (ii) additional $3.2 million of interest expense from a full year of interest on our convertible debt issued in June 2014; and (iii) $1.5 million of interest expense on notes payable financing the corporate aircraft assumed through the Combination.
Other Expenses—These include depreciation of fixed assets acquired from our Manager, as well as compensation and administrative costs that we bear directly post-Combination and that have not been attributed to our reporting segments.
Other Gain, net—2015 includes a $16.5 million gain from a decrease in estimated fair value of the contingent consideration since the closing of the Combination on April 2, 2015.
2014 compared to 2013
Management Fees—This includes base management fees, incentive fees and share based compensation payable to the Manager. Base management fees were calculated as 1.5% per annum of stockholders' equity, as defined in the management agreement, while incentive fees were calculated based on Core Earnings. Higher fee expense in 2014 was driven by base management fees due to a larger fee base as a result of our various equity offerings since the beginning of 2013 with total net proceeds of approximately $1.28 billion.
Transaction, Investment and Servicing Costs—2014 included transaction costs incurred in connection with the Combination of $8.3 million. Other amounts comprise costs incurred in connection with unconsummated deals.
Interest Expense—Corporate level interest expense was significantly higher in 2014 due to our issuances of convertible senior notes in April 2013, January 2014 and June 2014.
Compensation Expense—This was primarily compensation cost reimbursed to the Manager pursuant to a secondment agreement for the employment of our Chief Financial Officer.
Administrative Expenses—The increase in 2014 reflects the added administrative burden associated with the growth of our business.
Non-GAAP Supplemental Financial Measures
Beginning fiscal year 2015, the Company adopted funds from operations ("FFO"), a supplemental non-GAAP financial measure widely used in the REIT industry. Historically, the Company presented Core Earnings as a non-GAAP financial measure. Core Earnings was a measure used to calculate incentive fees to the Manager and the use of Core Earnings for this purpose is no longer relevant subsequent to the Combination as we have now become an internally-managed REIT. We believe that FFO provides a measure of our operating performance that is more comparable to our peers as our business model evolves and we expand our footprint within the real estate equity business. We present below FFO for the years ended December 31, 2015 and 2014, as well as Core Earnings for the years ended December 31,2014 and 2013.
Funds from Operations
We calculate FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which defines FFO as net income or loss calculated in accordance with GAAP, excluding extraordinary items, as defined by GAAP, gains and losses from sales of depreciable real estate and impairment write-downs associated with depreciable real estate, plus real estate-related depreciation and amortization, and after similar adjustments for unconsolidated partnerships and joint ventures.
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
The following table presents a reconciliation of net income attributable to common stockholders to FFO attributable to common interests in Operating Company and common stockholders. Amounts in the table include our share of activity in unconsolidated joint ventures.

	Year Ended December 31,
(In thousands)	2015	2014
Net income attributable to common stockholders	$107,411	$98,279
Adjustments for FFO attributable to common interests in Operating Company and common stockholders:
Net income attributable to noncontrolling common interests in Operating Company	19,933	—
Real estate depreciation and amortization	153,824	38,344
Impairment of real estate	10,857	4,900
Gain on sales of real estate	(9,024)	(2,797)
Less: Adjustments attributable to noncontrolling interests in investment entities	(43,745)	(1,582)
FFO attributable to common interests in Operating Company and common stockholders	$239,256	$137,144
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
Prior to our adoption of FFO, we believe Core Earnings was a useful supplemental measure of our operating performance. The exclusion from Core Earnings of the items specified above allowed investors and analysts to readily identify the operating results of the assets that form the core of our activity and assists in comparing those operating results between periods. Core Earnings was also the basis upon which the incentive fee to the Manager was calculated. Our calculation of Core Earnings may have been different from other similar REITs that present similar supplemental measures.
Core Earnings does not represent cash flow from operations as defined by GAAP, should not be considered as an alternative to net income as defined by GAAP and is not indicative of cash available to fund all cash flow needs. Portions of adjustments to GAAP net income to reconcile to Core Earnings represent our share of such items incurred by our unconsolidated joint ventures and are net of amounts attributable to noncontrolling interests. A reconciliation of our GAAP net income attributable to common stockholders to Core Earnings is presented below:

	Year Ended December 31,
(In thousands)	2014	2013	2012	2011
Net income attributable to common stockholders	$98,279	$80,345	$48,096	$42,260
Adjustments to net income attributable to common stockholders:
Real estate depreciation and amortization, net of amounts attributable to noncontrolling interests in investment entities	35,434	12,290	6,133	116
Incentive fee	464	—	936	349
Share-based compensation expense	10,801	4,283	4,478
Net unrealized loss (gain) on derivatives	1,534	(280)	119	518
Core Earnings attributable to common stockholders	$146,512	$96,638	$59,762	$43,243

Information About Our Real Estate Portfolios
Real Estate Equity Portfolio
The following tables set forth certain information regarding investment properties wholly-owned or partially owned by us that are consolidated and presented as real estate assets, net, on the condensed consolidated balance sheet as of December 31, 2015. At December 31, 2015, no single tenant represented a significant portion of in-place leases. Certain properties are pledged as security under our secured debt, as described in Note 10 to our Consolidated Financial Statements.

Light Industrial Platform

Location	Property Type	Number of Properties	Number of Buildings	Rentable Square Feet (in thousands)	Annualized Base Rent (in thousands)(1)	Percentage Leased	Number of Leases	Lease Expiration (2)	Year Acquired
United States
Arizona	Industrial	13	18	1,701	$4,281	90%	48	1/2016 to 8/2024	2014
Colorado	Industrial	8	8	1,128	4,312	100%	25	5/2016 to 3/2023	2014
Florida	Industrial	7	12	1,173	5,300	91%	37	1/2016 to 1/2024	2014
Georgia	Industrial	71	85	8,355	31,455	95%	234	1/2016 to 4/2030	2014-2015
Illinois	Industrial	33	33	3,828	15,893	94%	55	1/2016 to 12/2026	2014
Kansas	Industrial	1	1	172	743	100%	1	11/30/2024	2014
Maryland	Industrial	2	3	230	1,069	100%	7	7/2016 to 8/2021	2015
Minnesota	Industrial	14	15	1,993	8,841	89%	56	1/2016 to 10/2025	2014-2015
Missouri	Industrial	16	16	2,847	9,474	91%	40	2/2016 to 7/2024	2014
New Jersey (3)	Industrial	21	22	1,343	5,797	91%	49	3/2016 to 10/2024	2014 - 2015
Pennsylvania	Industrial	8	8	1,985	8,172	92%	21	2/2016 to 1/2026	2014 - 2015
Tennessee	Industrial	3	3	383	138	45%	3	2/2017 to 3/2019	2014
Texas	Industrial	65	84	8,187	32,013	94%	213	1/2016 to 4/2040	2014 - 2015
Utah	Industrial	15	16	1,269	5,605	100%	33	2/2016 to 11/2023	2014
Wisconsin	Industrial	1	1	144	719	100%	1	10/2022	2014
Total (4)		278	325	34,738	$133,812	93%	823
Other Real Estate Equity Held for Investment

Location	Property Type	Number of Properties	Number of Buildings	Rentable Square Feet (in thousands)	Annualized Base Rent (in thousands)(1)	Percentage Leased	Number of Leases	Lease Expiration(2)	Year Acquired or Foreclosed (5)
United States
Minnesota	Office	1	2	502	$9,568	100%	1	9/2020	2013
Arizona	Office	1	2	440	3,021	62%	21	4/2016 to 6/2021	2013
Arizona	Mixed Use	1	2	82	1,644	100%	1	6/2027	2014
Various states	Hotel	35	35	NA	NA	(6)	(6)	NA	2012
Europe
UK	Office	25	37	1,002	14,192	91%	106	5/2016 to 6/3012	2014-2015
UK	Mixed Use	21	38	2,885	37,234	90%	261	1/2016 to 12/2252	2015
Italy (7)	Office	35	35	213	3,981	78%	47	5/2017 to 11/2020	2014
Norway	Office	1	26	1,319	17,362	100%	1	6/2030	2015
Spain	Industrial	14	14	1,055	4,712	100%	14	12/2026 to12/2029	2014
Switzerland	Education	2	20	304	14,087	100%	2	1/2035	2015
France	Office	1	3	17	2,555	100%	1	11/2027	2015
		137	214	7,819	$108,356
__________

(1)
Represents annualized fixed base rental amount in effect as of December 31, 2015 using rental revenue computed on a straight-line basis in accordance with GAAP and excludes the impact of amortization of above- and below-market lease values. Rents denominated in foreign currencies have been translated at the applicable currency exchange rate on December 31, 2015.

(2)	Excludes renewal options. Includes tenant ground leases.
(3) Excludes one parcel of vacant land with no lease

(4)	Includes 4 properties with 4 buildings that were 61.8% leased and held for sale at December 31, 2015.

(5)	Reflects initial acquisition or foreclosure dates for properties held through joint ventures that were consolidated on April 2, 2015.

(6)	Hotel properties located in 11 states totaling 2,281 rooms with average occupancy of approximately 68%

(7)	Excludes one building with approximately 218,000 rentable square feet that is subject to development.

Real Estate Debt Portfolio
Our real estate debt investment segment comprises originations and acquisitions of senior and subordinated loans and debt securities, including purchased credit-impaired ("PCI") loans. The following table presents the collateral diversification of our consolidated loan portfolio and our proportionate share at December 31, 2015. Carrying value of loans held for investment are presented net of allowance for loan losses.

	Total Portfolio		Company's Proportionate Share
(Amounts in thousands)	Unpaid Principal Balance	Carrying Values	Unpaid Principal Balance	Carrying Values	Weighted Average Coupon
Loans Held for Investment
Non-PCI Loans
Residential	$109,442	$108,944	$54,721	$54,472	13.9%
Multifamily	786,667	779,238	731,116	725,924	5.4%
Office	612,340	597,606	492,842	488,519	6.4%
Retail	640,088	638,661	521,435	520,563	7.9%
Hospitality	864,049	868,019	500,867	502,857	9.8%
Industrial	32,140	31,924	31,937	31,721	5.2%
Other commercial	216,202	214,257	211,026	209,175	7.5%
Land	139,308	143,187	69,654	71,594	11.3%
	3,400,236	3,381,836	2,613,598	2,604,825	7.4%
PCI Loans
Residential	53,882	30,637	18,559	11,735
Multifamily	171,910	123,521	63,256	46,558
Office	203,147	132,848	97,435	59,275
Retail	169,086	135,334	60,981	51,651
Hospitality	51,393	36,087	9,252	6,389
Industrial	106,041	80,756	37,012	29,134
Other commercial	136,189	80,885	27,115	14,460
Land	126,062	46,573	26,890	9,834
	1,017,710	666,641	340,500	229,036
Total loans held for investment, net	$4,417,946	$4,048,477	$2,954,098	$2,833,861

Liquidity and Capital Resources
Our current primary liquidity needs are to fund:

•	acquisitions of our target assets and related ongoing commitments;

•	our general partner commitments to our future funds and co-investment commitments to other investment vehicles;

•	our operations, including compensation, administrative and overhead costs;

•	distributions to our stockholders;

•	principal and interest payments on our borrowings, including interest obligation on our convertible debt; and

•	income tax liabilities of taxable REIT subsidiaries and of the Company subject to limitations as a REIT.
Our current primary sources of liquidity are:

•	cash on hand;

•	our credit facilities;

•	fees received from our investment management business;

•	cash flow generated from our investments, both from operations and return of capital;

•	proceeds from full or partial realization of investments;

•	investment-level financing;

•	proceeds from public or private equity and debt offerings; and

•	capital commitments from limited partners of sponsored funds.

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
Liquidity Needs
Commitments
We have commitments in connection with our investment activities as well as lease commitments, as described in “—Contractual Obligations, Commitments and Contingencies."
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
Common Stock—Our board of directors declared the following dividends in 2015:

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 19, 2015	March 31, 2015	April 15, 2015	$0.37
May 6, 2015	June 30, 2015	July 15, 2015	0.37
August 5, 2015	September 30, 2015	October 15, 2015	0.38
November 4, 2015	December 31, 2015	January 15, 2016	0.40
February 25, 2016	March 31, 2016	April 15, 2016	0.40
Preferred Stock—We are required to make quarterly cash distributions on our outstanding preferred stock. Dividends are payable on or about the 15th of each January, April, July and October.

		Shares Outstanding December 31, 2015 (In thousands)	Quarterly Cash Distributions
Description	Dividend Rate Per Annum		Total (In thousands)	Per Share
Series A 8.5% Cumulative Redeemable Perpetual	8.50%	10,080	$5,355	$0.53125
Series B 7.5% Cumulative Redeemable Perpetual	7.50%	3,450	1,617	0.46875
Series C 7.125% Cumulative Redeemable Perpetual	7.125%	11,500	5,121	0.44531
		25,030	$12,093
Sources of Liquidity
Cash from Investments
Our investments generate cash, either from operations or as a return of our invested capital. We receive monthly or quarterly distributions from some of our unconsolidated joint ventures from earnings, principal receipts or capital transactions, such as financing transactions or full or partial loan sales. We also receive interest and principal on our loans held for investment and rental income from tenants. As loans reach their maturity, we may receive all or a portion of the outstanding principal balance. Certain loans held for investment require minimum principal payments, including partial paydowns of principal in the event of a sale of the underlying collateral. We may also, from time to time, fully or partially realize our investments through sale and expect to continue to resolve loans in our loan pools to generate cash, particularly those in acquired credit-distressed portfolios. We may also pursue opportunities to sell whole or partial positions in our originated loan investments or obtain financing (see “—Investment-Level Financing”) to generate cash and improve the return on our investments. Cash from investments may fluctuate significantly depending upon our loan resolution activity, financing opportunities and unanticipated prepayments by borrowers, among other factors.

Cash from Investment Management Business
Following the closing of the Combination, our investment management business generates an additional source of cash flows in the form of management fees as investment advisor of our managed funds, and in the future, potentially performance-based incentive income from funds or similar investment vehicles sponsored by us as general partner.
Management fees comprise (a) base management fees, which are calculated as a percentage of the limited partners' net funded capital and accrues from the date of the first investment of the fund through the last day of the term of the fund and payable to us generally in arrears at the end of each calendar quarter or each month depending on the type of funds; and (b) asset management fees payable to us upon closing of each investment made by our managed funds, calculated as a fixed percentage of the limited partners' net funded capital on each investment. Our management fee basis is not based on fair value of the investments of our funds and is generally a predictable and stable revenue stream.
Performance-based incentive income is typically realized at the end of our sponsored fund's measurement period, when the underlying investments are profitably disposed and the fund's cumulative returns are in excess of preferred returns to limited partners. Performance based incentive income is by nature less predictable in amount and timing.
Additionally, our ability to establish new funds and raise investor capital depends on general market conditions and availability of attractive investment opportunities as well as availability of debt capital.
Investment-Level Financing
We have various forms of investment-level financing from commercial banks on several of our investments, including several loan portfolios and real estate equity portfolios, described as secured debt in Note 10 to the Consolidated Financial Statements.
We entered into two master repurchase agreements with commercial banks in February 2014 and April 2015, which provided $150 million under each warehouse facility, to partially finance loans within our Transitional CRE lending platform. In October 2015, the April 2015 facility was increased by $100 million, resulting in a total of $400 million available under both warehouse facilities. As of February 25, 2016, a combined $220.7 million was available to be drawn under our warehouse facilities.
In July 2015, we closed on a $100 million revolving credit facility to pursue additional acquisitions under the Light Industrial Platform segment. As of February 25, 2016, there was $24.4 million available to be drawn on this facility.
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
Credit Facility
As described in Note 10 to the Consolidated Financial Statements, the JPM Credit Agreement provides a secured revolving credit facility in the maximum principal amount of $800 million. The initial maturity of the JPM Credit Agreement is August 5, 2016, and any amounts outstanding upon maturity will convert automatically to a fully amortizing 2-year term loan payable in quarterly installments. In the event of such conversions, the term loan will continue to bear interest at the same rate as the revolving loans from which it was converted. We are currently in the process of refinancing the revolving credit facility for an expected term of four years with two six-month extension options.
The maximum amount available to borrow under the JPM Credit Agreement at any time is limited by a borrowing base of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of net book value or a multiple of Core Earnings, a non-GAAP measure, as defined in "—Non-GAAP Supplemental Financial Measures—Core Earnings." Although we have ceased to report Core Earnings, the credit facility was negotiated while Core Earnings was being used as our primary non-GAAP measure.
As of February 25, 2016, the borrowing base valuation was sufficient to permit borrowings of up to the entire $800 million commitment, of which $430.4 million was available to be drawn.
The JPM Credit Agreement contains covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. At December 31, 2015, we were in compliance with all of the debt covenants and our actual results as of and for the three months ended December 31, 2015 were as follows:

	Covenant Level	Actual Level at December 31, 2015
Financial covenant as defined in the Credit Agreement:
Consolidated Tangible Net Worth	Minimum $1,927 million	$2,339 million
Consolidated Fixed Charge Coverage Ratio	Minimum 1.50 to 1.0	2.34 to 1.0
Consolidated Leverage Ratio	Maximum 0.65 to 1.0	0.41 to 1.0
Liquidity	Minimum $5 million	$599 million
Convertible Senior Notes
Convertible Senior Notes issued by us and that remain outstanding are described in Note 10 to the Consolidated Financial Statements.
Public Offerings
In April 2015, we issued 11,500,000 shares of our 7.125% Series C Preferred Stock, par value $0.01 per share, pursuant to a public offering under our current registration statement. In May 2015, we entered into separate “at-the-market” equity distribution agreements with certain sales agents to offer and sell, from time to time, shares of our common stock. See additional information included in Note 14 to the Consolidated Financial Statements and in “—Dividends” above.
We may in the future offer and sell various types of securities under our current shelf registration statement, as well as sell shares under our "at-the-market" offering program. These securities may be issued from time to time at our discretion based on our needs and depending upon market conditions and available pricing.
Capital Commitments from Limited Partners of Sponsored Funds
Although capital commitments from limited partners represent noncontrolling interests, ability to raise and access limited partner capital provides us greater scale to pursue and execute larger and more investments.
Cash and Cash Flows
The consolidated cash flows for the year ended December 31, 2015 included nine months of cash activities from the investment management business acquired through the Combination and from the investment entities consolidated as of April 2, 2015. The following table summarizes our cash flow activities:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Net cash provided by (used in):
Operating activities	$373,126	$132,759	$125,289
Investing activities	(1,458,814)	(2,874,771)	(1,313,220)
Financing activities	1,060,674	2,841,764	1,060,738
Operating Activities
Cash inflows from operating activities are primarily interest received from our investments in loans, rental payments collected from tenants of our portfolio of operating real estate properties, distributions of earnings from unconsolidated joint ventures, and fee income collected from our managed funds. Cash inflows from operating activities include interest and property operating income from loans and operating properties held by consolidated joint ventures that were previously unconsolidated prior to the Combination. This is partially offset by payment of operating expenses supporting our investments, including loan servicing and property operating costs. Additionally, following the Combination, we have assumed compensation and administrative costs from our Manager in lieu of a management fee expense. The year over year increases reflect the operating activities of the consolidated investment entities, as well as continued growth in our investment portfolio. The Company believes cash flows from operations, available cash balances and the Company’s ability to generate cash through short- and long-term borrowings are sufficient to fund the Company’s operating liquidity needs.
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
In 2015, cash used in investing was driven by our real estate acquisition activities of $1.4 billion and continued loan originations and acquisitions, net of repayments of $0.4 billion. Our investing activities were significantly higher in 2014 resulting from $1.6 billion of real estate acquisitions, predominantly the light industrial portfolio, as well as $1.7 billion of new loan acquisitions and originations, in particular under the Transitional CRE Lending platform, net of $0.7 billion of repayments. Cash used in investing in 2013 reflected a lower volume of activity and were primarily contributions, net of distributions, to our joint venture investments of $0.5 billion as well as loan originations and acquisitions, net of repayments, of $0.8 billion.
Financing Activities
The Company’s main financing activities are cash proceeds from borrowings secured by our investments, drawdowns from our credit facility as well as issuance of preferred, common stock or convertible senior notes. In 2015, cash provided by our financing activity was sourced primarily from secured borrowings and drawdowns from our credit facility. In 2014, in addition to significant borrowing activities to fund the growth in our investment portfolio, we also issued preferred stock, common stock and convertible senior notes for combined net cash proceeds of $1.2 billion. Our financing activities in 2013 were a combination of debt as well as issuance of common stock and convertible notes.

Contractual Obligations, Commitments and Contingencies
The following table sets forth our known contractual obligations and contingencies on an undiscounted basis as of December 31, 2015 and the future periods in which we expect to settle such obligations and contingencies. CMBS debt obligations are estimated to be repaid earlier than the contractual maturity only if proceeds from the underlying loans are repaid by the borrowers. Amounts in the table do not reflect repayments or draws on our line of credit or new financing obtained subsequent to December 31, 2015 and exclude obligations that are not fixed and determinable such as amounts due under our derivative contracts.

	Payments Due by Period
(In thousands)	Total	2016	2017-2018	2019-2020	2021 and after
Line of credit (1)	$322,133	$322,133	$—	$—	$—
Convertible senior notes (2)	756,079	25,663	51,325	51,325	627,766
Secured financing (3)	3,747,047	533,824	1,360,448	1,137,330	715,445
Ground lease obligations (4)	33,373	414	828	839	31,292
Office lease obligations (5)	23,025	4,808	7,486	3,653	7,078
	4,881,657	$886,842	$1,420,087	$1,193,147	$1,381,581
Contingent consideration (6)	52,990
Investment commitments (7)	557,165
Total	$5,491,812
__________

(1)
Future interest payments on our line of credit were estimated based on 1-month London Interbank Offered Rate ("LIBOR") forward rates at December 31, 2015 and unused commitment fee of 0.5%, assuming principal is repaid on initial maturity date. See Note 10 to the Consolidated Financial Statements. Our line of credit is scheduled to expire in August 2016 and we are currently in the process of refinancing for an expected term of four years with two six-month extension options.

(2)	Amounts reflect future principal and interest payments through contractual maturity dates of the convertible senior notes. See Note 10 to the Consolidated Financial Statements.

(3)
Amounts include minimum principal or principal curtailment based upon cash flows from collateral loans after payment of certain loan servicing fees and monthly interest, as well as fixed or floating rate interest obligations, through initial maturity date of the secured financing. The timing of future principal payments was in accordance with scheduled principal payments or otherwise estimated based on expected future cash flows of underlying collateral loans such as for CMBS debt. Interest on floating rate debt was determined based on the applicable index as of December 31, 2015. See Note 10 to the Consolidated Financial Statements.

(4)
We assumed noncancelable operating ground leases as lessee or sublessee in connection with certain properties acquired. The amounts represent minimum future base rent commitments through initial expiration dates of the respective leases, excluding any contingent rent payments. Rents paid under ground leases are recoverable from tenants.

(5)	We lease office space under noncancellable operating leases. The amounts reflect only minimum lease payments and do not project any potential escalation or other lease-related payments.

(6)
Contingent consideration in connection with the Combination is payable to certain senior executives of the Company in shares of Class A and Class B common stock, as well as OP Units, subject to achievement of multi-year performance targets. Although the earnout period expires on June 30, 2018, portions of contingent consideration related to capital raising targets may become due upon achieving those targets. The amount presented reflects the estimated fair value of the contingent consideration at December 31, 2015.

(7)
Our investment commitments are in connection with our investments in unconsolidated joint ventures, consolidated investments and general partner commitments to sponsored funds. The amount presented reflects only our share of investment commitments, excluding commitments attributable to noncontrolling interests of consolidated investments. $195.4 million of the commitments related to our share of commitments in vehicles that we manage. The majority of the remaining commitments related to loan originations in which the borrower may submit a request for funding based on the achievement of certain criteria, which must be approved by us as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. Potential future commitments that we have approved but are not yet legally binding as of December 31, 2015 are not included. See Note 20 to the Consolidated Financial Statements.
Off-Balance Sheet Arrangements
In connection with financing arrangements for certain unconsolidated joint ventures, the Company provided customary non-recourse carve-out guarantees. The Company believes that the likelihood of making any payments under the guarantees is remote and no liability has been recorded as of December 31, 2015.

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
Certain accounting policies are considered to be critical accounting policies. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s subjective and complex judgments, and for which the impact of changes in estimates and assumptions could have a material effect on our financial statements. The following discussion addresses the accounting policies that we believe are critical based on the nature of our operations, and applies to both the Company and our controlled subsidiaries. We believe that all of the decisions and assessments upon which our financial statements are based were reasonable at the time made, based upon information available to us at that time. This discussion supplements the description of our significant accounting policies in Note 2 to our consolidated financial statements included in Item 15 of this Annual Report.
Principles of Consolidation
The Company consolidates entities in which it has a controlling financial interest, by first considering if an entity meets the definition of a variable interest entity ("VIE") for which the Company is deemed to be the primary beneficiary under the VIE model, or if the Company controls an entity through a majority of voting interest based on the voting interest model.
Variable Interest—For entities in which the Company has a variable interest, the Company determines if the entity is a VIE by considering whether the entity’s equity investment at risk is sufficient to finance its activities without additional subordinated financial support and whether the entity’s at-risk equity holders have the characteristics of a controlling financial interest. Fees paid to the Company that are commensurate with both services provided and prevailing market rates for such services are generally not, in and of themselves, considered variable interests and are excluded from assessment of the Company's economic exposure to a VIE. In performing the analysis of whether the Company is the primary beneficiary of a VIE, the Company considers whether it individually has the power to direct the activities of the VIE that most significantly affect the entity’s performance and also has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The Company also considers interests held by its related parties, including de facto agents, specifically interests in the VIE held by related parties under common control and the Company's indirect exposure to the VIE through its interests in other related parties on a proportionate basis. The Company assesses whether it is a member of a related party group that collectively meets the power and benefits criteria and, if so, whether the Company is most closely associated with the VIE. In performing its analysis, the Company considers both qualitative and quantitative factors, including, but not limited to: the amount and characteristics of its investment relative to other investors; the Company’s and the other investors’ ability to control or significantly influence key decisions of the VIE including consideration of involvement by de facto agents; the obligation or likelihood for the Company or other investors to fund operating losses of the VIE; and the similarity and significance of the VIE’s business activities to those of the Company and the other investors. The determination of whether an entity is a VIE, and whether the Company is the primary beneficiary, involves significant judgment, including the determination of which activities most significantly affect the entities’ performance, and estimates about the current and future fair values and performance of assets held by the VIE.
Voting Interest—Unlike VIEs, voting interest entities have sufficient equity and equity investors exhibit the characteristics of a controlling financial interest through their voting rights. The Company consolidates such entities when it has a controlling financial interest through ownership of a majority of the entities' voting equity interests.
At each reporting period, the Company reassesses the status of an entity as a VIE and the determination of the Company as the primary beneficiary, or if there is a change in the Company's ability to control through a majority voting interest. Changes in consolidation status are applied prospectively. An entity may be consolidated as a result of this reassessment, in which case, the assets, liabilities and noncontrolling interest in the entity are recorded at fair value upon initial consolidation. Any existing equity interest held by the Company in the entity prior to the Company obtaining control will be remeasured at fair value, which may result in a gain or loss recognized upon initial consolidation. The Company may also deconsolidate a subsidiary as a result of this reassessment, which may result in a gain or loss recognized upon deconsolidation depending on the carrying values of deconsolidated assets and liabilities compared to the fair value of any retained interests.
Business Combinations
The Company evaluates each purchase transaction to determine whether the acquired assets meet the definition of a business. Net cash paid to acquire a business or assets is classified as investing activities on the accompanying statements of cash flows.
The Company accounts for business combinations by applying the acquisition method. Transaction costs related to acquisition of a business are expensed as incurred and excluded from the fair value of consideration transferred. The identifiable assets acquired, liabilities assumed and noncontrolling interests in acquired entity are recognized and measured at their estimated fair values. The excess of the fair value of consideration transferred over the fair values of identifiable assets acquired, liabilities assumed and noncontrolling interests in an acquired entity, net of fair value of any previously-held interest in the acquired entity, is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets and liabilities.
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
Contingent consideration is classified as a liability or equity, as applicable. Contingent consideration in connection with the acquisition of a business is measured at fair value on acquisition date, and unless classified as equity, is remeasured at fair value each reporting period thereafter until the consideration is settled, with changes in fair value included in net income. For contingent consideration in connection with the acquisition of assets, subsequent changes to the recorded amount are adjusted against the cost of the acquisition.
Real estate acquisitions, which are considered as either business combinations or asset acquisitions, are recorded at the fair values of the acquired components at the time of acquisition, allocated among land, building, improvements, equipment, lease-related tangible and identifiable intangible assets and liabilities, such as tenant improvements, deferred leasing costs, in-place lease values, above- and below-market lease values. The estimated fair value of acquired land is derived from recent comparable sales of land and listings within the same local region based on available market data. The estimated fair value of acquired buildings and building improvements is derived from comparable sales, discounted cash flow analysis using market-based assumptions, or replacement cost, as appropriate. The fair value of site and tenant improvements is estimated based upon current market replacement costs and other relevant market rate information.
Loans Receivable
The Company originates and purchases loans receivable. The accounting framework for loans receivable depends on the Company's strategy whether to hold or sell the loan, and separately, if the loan was credit-impaired at time of acquisition or if the lending arrangement is an acquisition, development and construction loan.
Loans Held for Investment (other than Purchased Credit-Impaired Loans)
Loans that the Company has the intent and ability to hold for the foreseeable future are classified as held-for-investment. Originated loans are recorded at amortized cost, or outstanding unpaid principal balance less net deferred loan fees. Net deferred loan fees include unamortized origination and other fees charged to the borrower less direct incremental loan origination costs incurred by the Company. Purchased loans are recorded at amortized cost, or unpaid principal balance plus purchase premium or less unamortized discount. Costs to purchase loans are expensed as incurred.
Interest Income—Interest income is recognized based upon contractual interest rate and unpaid principal balance of the loans. Net deferred loan fees on originated loans are deferred and amortized as adjustments to interest income over the expected life of the loans using the effective yield method. Premium or discount on purchased loans are amortized as adjustments to interest income over the expected life of the loans using the effective yield method. For revolving loans, net deferred loan fees, premium or discount are amortized to interest income using the straight-line method. When a loan is prepaid, prepayment fees and any excess of proceeds over the carrying amount of the loan are recognized as additional interest income.
Nonaccrual—Accrual of interest income is suspended on nonaccrual loans. Loans that are past due 90 days or more as to principal or interest, or where reasonable doubt exists as to timely collection, are generally considered nonperforming and placed on nonaccrual status. Interest receivable is reversed against interest income when loans are placed on nonaccrual status.

Interest collection on nonaccruing loans for which ultimate collectability of principal is uncertain is recognized using a cost recovery method by applying interest collected as a reduction to loan principal; otherwise, interest collected is recognized on a cash basis by crediting to income when received. Loans may be restored to accrual status when all principal and interest is current and full repayment of the remaining contractual principal and interest is reasonably assured.
Impairment and Allowance for Loan Losses—On a periodic basis, the Company analyzes the extent and effect of any credit migration from underwriting and the initial investment review associated with the performance of a loan and/or value of its underlying collateral, as well as financial and operating capability of the borrower or sponsor. Specifically, operating results of collateral properties and any cash reserves are analyzed and used to assess whether cash from operations are sufficient to cover debt service requirements currently and into the future, ability of the borrower to refinance the loan, and/or liquidation value of collateral properties. Where applicable, the Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the collateral properties. Such analysis is performed at least quarterly, or more often as needed when impairment indicators are present. The Company does not utilize a statistical credit rating system to monitor and assess the credit risk and investment quality of its acquired or originated loans. Given the diversity of the Company's portfolio, management believes there is no consistent method of assigning a numerical rating to a particular loan that captures all of the various credit metrics and their relative importance. Therefore, the Company evaluates impairment and allowance for loan losses on an individual loan basis.
Loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due in accordance with contractual terms of the loans, including consideration of underlying collateral value. Allowance for loan losses represent the estimated probable credit losses inherent in loans held for investment at balance sheet date. Changes in allowance for loan losses are recorded in the provision for loan losses on the consolidated statement of operations. Allowance for loan losses generally exclude interest receivable as accrued interest receivable is reversed when a loan is placed on nonaccrual status. Allowance for loan losses is generally measured as the difference between the carrying value of the loan and either the present value of cash flows expected to be collected, discounted at the original effective interest rate of the loan or an observable market price for the loan. Subsequent changes in impairment are recorded as adjustments to the provision for loan losses. Loans are charged-off against allowance for loan losses when all or a portion of the principal amount is determined to be uncollectible. A loan is considered to be collateral-dependent when repayment of the loan is expected to be provided solely by the underlying collateral. Impaired collateral-dependent loans are written down to the fair value of the collateral less disposal cost, first through a charge-off against allowance for loan losses, if any, then recorded as impairment loss.
Troubled Debt Restructuring ("TDR")— A loan with contractual terms modified in a manner that grants concession to the borrower who is experiencing financial difficulty is classified as a TDR. Concessions could include term extensions, payment deferrals, interest rate reductions, principal forgiveness, forbearance, or other actions designed to maximize the Company's collection on the loan. As a TDR is generally considered to be an impaired loan, it is measured for impairment based on the Company's allowance for loan losses methodology.
Loans Held for Sale
Loans that the Company intends to sell or liquidate in the foreseeable future are classified as held-for-sale. Loans held for sale are carried at the lower of amortized cost or fair value less disposal cost, with valuation changes recognized as impairment loss. Loans held for sale are not subject to allowance for loan losses. Net deferred loan origination fees and purchase premium or discount are capitalized as part of the carrying value of the held-for-sale loan, therefore included in the periodic valuation adjustments based on lower of cost or fair value less disposal cost, and ultimately, in the gain or loss upon sale of the loan.
Purchased Credit-Impaired ("PCI") Loans
PCI loans are acquired loans with evidence of credit quality deterioration for which it is probable at acquisition that the Company will collect less than the contractually required payments. PCI loans are recorded at the initial investment in the loans and accreted to the estimated cash flows expected to be collected as measured at acquisition date. The excess of cash flows expected to be collected, measured as of acquisition date, over the estimated fair value represents the accretable yield and is recognized in interest income over the remaining life of the loan using the effective interest method. The difference between contractually required payments as of the acquisition date and the cash flows expected to be collected ("nonaccretable difference") is not recognized as an adjustment of yield, loss accrual or valuation allowance.
The Company evaluates estimated future cash flows expected to be collected on a quarterly basis, starting with the first full quarter after acquisition, or earlier if conditions indicating impairment are present. If the cash flows expected to be collected cannot be reasonably estimated, either at acquisition or in subsequent evaluation, the Company may consider placing such PCI loans on nonaccrual, with interest income recognized using the cost recovery method or on a cash basis. Subsequent decreases in cash flows expected to be collected are evaluated to determine whether a provision for loan loss should be established. If decreases in expected cash flows result in a decrease in the estimated fair value of the loan below its amortized cost, the Company records a provision for loan losses calculated as the difference between the loan’s amortized cost and the revised cash flows, discounted at the loan’s effective yield. Subsequent increases in cash flows expected to be collected are first applied to reverse any previously recorded allowance for loan losses, with any remaining increases recognized prospectively through an adjustment to yield over its remaining life.
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
PCI loans may be aggregated into pools based upon common risk characteristics, such as loan performance, collateral type and/or geographic location of the collateral. A pool is accounted for as a single asset with a single composite yield and an aggregate expectation of estimated future cash flows. A PCI loan modified within a pool remains in the pool, with the effect of the modification incorporated into the expected future cash flows. A loan resolution within a loan pool, which may involve the sale of the loan or foreclosure on the underlying collateral, results in the removal of an allocated carrying amount, including an allocable portion of any existing allowance.
Acquisition, Development and Construction ("ADC") Loan Arrangements
The Company provides loans to third party developers for the acquisition, development and construction of real estate. Under an ADC arrangement, the Company participates in the expected residual profits of the project through the sale, refinancing or other use of the property. The Company evaluates the characteristics of each ADC arrangement including its risks and rewards to determine whether they are more similar to those associated with a loan or an investment in real estate. ADC arrangements with characteristics implying loan classification are presented as loans receivable and result in the recognition of interest income. ADC arrangements with characteristics implying real estate joint ventures are presented as investments in unconsolidated joint ventures and are accounted for using the equity method. The classification of each ADC arrangement as either loan receivable or real estate joint venture involves significant judgment and relies on various factors, including market conditions, amount and timing of expected residual profits, credit enhancements in the form of guaranties, estimated fair value of the collateral, significance of borrower equity in the project, among others. The classification of ADC arrangements is performed at inception, and periodically reassessed when significant changes occur in the circumstances or conditions described above.
Real Estate Assets
Real Estate Held for Investment
Real estate held for investment is carried at cost less accumulated depreciation.
Costs Capitalized or Expensed—Expenditures for ordinary repairs and maintenance are expensed as incurred, while expenditures for significant renovations that improve or extend the useful life of the asset are capitalized and depreciated over their estimated useful lives.
Depreciation—Real estate held for investment is depreciated on a straight-line basis over the estimated useful lives of the assets, which generally range from 7 to 40 years for buildings and improvements and 5 to 15 years for furniture, fixtures and equipment. Tenant improvements are amortized over the shorter of the remaining lease term or their estimated useful lives. Land is not depreciated.
Impairment—The Company evaluates its real estate held for investment for impairment periodically or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company evaluates cash flows and determines impairments on an individual property basis. In making this determination, the Company reviews, among other things, current and estimated future cash flows associated with each property, market information for each sub-market, including, where applicable, competition levels, foreclosure levels, leasing trends, occupancy trends, lease or room rates, and the market prices of similar properties recently sold or currently being offered for sale, and other quantitative and qualitative factors. If an impairment indicator exists, the Company evaluates whether the expected future undiscounted cash flows is less than the carrying amount of the asset, and if the Company determines that the carrying value is not recoverable, an impairment loss is recorded for the difference between the estimated fair value and the carrying amount of the asset.
Real Estate Held for Sale
Classification as Held for Sale—Real estate asset is classified as held for sale in the period when (i) management approves a plan to sell the asset, (ii) the asset is available for immediate sale in its present condition, subject only to usual and customary terms, (iii) a program is initiated to locate a buyer and actively market the asset for sale at a reasonable price, and (iv) completion of the sale is probable within one year. Real estate held for sale is stated at the lower of its carrying amount or estimated fair value less disposal cost, with any write-down to fair value less disposal cost recorded as an impairment loss. For any subsequent increase in fair value less disposal cost, the impairment loss may be reversed, but only up to the amount of cumulative loss previously recognized. Depreciation is not recorded on assets classified as held for sale.

If circumstances arise that were previously considered unlikely and, as a result, the Company decides not to sell the real estate asset previously classified as held for sale, the real estate asset is reclassified as held for investment. Upon reclassification, the real estate asset is measured at the lower of (i) its carrying amount prior to classification as held for sale, adjusted for depreciation expense that would have been recognized had the real estate been continuously classified as held for investment, or (ii) its estimated fair value at the time the Company decides not to sell.
Real Estate Sales—The Company evaluates if real estate sale transactions qualify for recognition under the full accrual method, considering whether, among other criteria, the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay, any receivable due to the Company is not subject to future subordination, the Company has transferred to the buyer the usual risks and rewards of ownership and the Company does not have a substantial continuing involvement with the sold real estate. At the time the sale is consummated, a gain or loss is recognized as the difference between the sale price less disposal cost and the carrying value of the real estate.
Real estate investments classified as held for sale or disposed may be reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on the Company's operations and financial results. A discontinued operation may include an asset group, a reporting unit, an operating segment, a reportable segment, a subsidiary, or a business.
Foreclosed Properties
The Company receives foreclosed properties in full or partial settlement of loans receivable by taking legal title or physical possession of the properties. Foreclosed properties are recognized, generally, at the time the real estate is received at foreclosure sale or upon execution of a deed in lieu of foreclosure. Foreclosed properties are initially measured at fair value and amounts less than the carrying value of the loan, after reversing any previously recognized loss provision on the loan, is recorded as impairment loss. The Company periodically evaluates foreclosed properties for subsequent decrease in fair value which is recorded as additional impairment loss. Fair value of foreclosed properties are generally based on third party appraisals, broker price opinions, comparable sales or a combination thereof.
Investments in Unconsolidated Joint Ventures
The Company holds ownership interests in certain joint ventures with Co-Investment Funds or other unaffiliated investors, as well as general partnership interest in a fund sponsored by the Company. Where the Company exerts significant influence over the operating and financial policies of these investees, but does not have a controlling financial interest, the Company's interests in these investees are accounted for under the equity method as investments in unconsolidated joint ventures. Under the equity method, the Company initially records its investments at cost and subsequently recognizes the Company’s share of net earnings or losses and other comprehensive income or loss, cash contributions made and distributions received, and other adjustments, as appropriate. Allocations of net income or loss may be subject to preferred returns or allocation formulas defined in operating agreements and may not be according to percentage interests of the venturers. The Company's share of net income or loss from its general partner interest in its sponsored fund reflects fair value changes in the underlying investments of the fund which are reported at fair value in accordance with investment company guidelines. The Company records its proportionate share of income from certain investments in unconsolidated joint ventures one to three months in arrears. Distributions of operating profits from joint ventures are reported as operating cash flows. Distributions related to a capital transaction, such as a refinancing transaction or sale, are reported as investing activities.
Investments that do not qualify for consolidation or equity method accounting are accounted for under the cost method. Dividends received from cost-method investments are recorded as dividend income to the extent they are not considered a return of capital, otherwise such amounts are recorded as a reduction to the cost of investment.
The Company performs a quarterly evaluation of its investments in unconsolidated joint ventures to determine whether the fair value of each investment is less than the carrying value, and, if such decrease in value is deemed to be other-than-temporary, writes down the investment to fair value.
Identifiable Intangibles
In a business combination, the Company recognizes identifiable intangibles that meet either or both the contractual-legal criterion or the separability criterion. Indefinite-lived intangibles are not subject to amortization until such time that its useful life is determined to no longer be indefinite, at which point, it will be assessed for impairment and its adjusted carrying amount amortized over its remaining useful life. Finite-lived intangibles are amortized over their useful life in a manner that reflects the pattern in which the intangible is being consumed if readily determinable such as expected cash flows, otherwise on a straight-line basis. The useful life of all identified intangibles will be periodically reassessed and if useful life changes, the carrying amount of the intangible will be amortized prospectively over the revised useful life. Finite-lived intangibles will be periodically reviewed for impairment and an impairment loss will be recognized if the carrying amount of the intangible is not recoverable and exceeds its fair value. An impairment establishes a new basis for the identifiable intangibles and any impairment loss recognized is not subject to subsequent reversal.

Identifiable intangibles recognized in acquisitions of operating real estate properties generally include in-place leases, above- or below-market leases and deferred leasing costs.
In-place leases generate value over and above the tangible real estate because a property that is occupied with leased space is typically worth more than a vacant building without an operating lease contract in place. The estimated fair value of acquired in-place leases is derived based on management's assessment of costs avoided from having tenants in place, including lost rental income, rent concessions and tenant allowances or reimbursements, that would be incurred to lease a hypothetically vacant building to its actual existing occupancy level on the valuation date. The net amount recorded for acquired in-place leases is included in intangible assets and amortized on a straight-line basis as an increase to depreciation and amortization expense over the remaining term of the applicable leases. If an in-place lease is terminated, the unamortized portion is charged to depreciation and amortization expense.
The estimated fair value of the above- or below-market component of acquired leases represents the present value of the difference between contractual rents of acquired leases and market rents at the time of the acquisition for the remaining lease term, discounted for tenant credit risks. Above- or below-market operating lease values are amortized on a straight-line basis as a decrease or increase to rental income, respectively, over the applicable lease terms. Above- or below-market ground lease obligations are amortized on a straight-line basis as a decrease or increase to rent expense, respectively, over the applicable lease terms. If the above- or below-market operating lease values or above- or below-market ground lease obligations are terminated, the unamortized portion of the lease intangibles are recorded in rental income or rent expense, respectively.
Deferred leasing costs represent management's estimation of the avoided leasing commissions and legal fees associated with an existing in-place lease. The net amount is included in intangible assets and amortized on a straight-line basis as an increase to depreciation and amortization expense over the remaining term of the applicable lease.
Goodwill
Goodwill is an unidentifiable intangible asset and recognized as a residual, generally measured as the excess of consideration transferred in a business combination over the identifiable assets acquired and liabilities assumed, including any noncontrolling interest in the acquiree. Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination. Goodwill is tested for impairment at the reporting units to which it is assigned at least on an annual basis in the fourth quarter of each year, or more frequently if events or changes in circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. The assessment of goodwill for impairment may initially be performed based on qualitative factors to determine if it is more likely than not that the fair value of the reporting unit to which the goodwill is assigned is less than its carrying value; and if so, a two-step quantitative assessment is performed to determine if an impairment has occurred and thereafter, measure the impairment loss. In the first step, if the fair value of the reporting unit is less compared to its carrying value (including goodwill), then the goodwill is considered to be impaired. In the second step, the implied fair value of the goodwill is determined by comparing the fair value of the reporting unit (in step one) to the fair value of the net assets of the reporting unit as if the reporting unit is being acquired in a business combination. If the carrying value of goodwill exceeds the resulting implied fair value of goodwill, then an impairment charge is recognized for the excess. An impairment establishes a new basis for the goodwill and any impairment loss recognized is not subject to subsequent reversal. Goodwill impairment tests require judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit.
Property Operating Income
Property operating income includes the following.
Rental Income—Rental income is recognized on a straight-line basis over the non-cancelable term of the related lease which includes the effects of rent steps and rent abatements under the lease. Rents received in advance are deferred. Rental income recognition commences when the tenant takes possession of the leased space and the leased space is substantially ready for its intended use. When it is determined that the Company is the owner of tenant improvements, the cost to construct the tenant improvements, including costs paid for or reimbursed by the tenants, is capitalized. For Company-owned tenant improvements, the amount funded by or reimbursed by the tenants are recorded as deferred revenue, which is amortized on a straight-line basis as additional rental income over the term of the related lease. When it is determined that the tenant is the owner of tenant improvements, the Company's contribution towards those improvements is recorded as a lease incentive, included in deferred leasing costs and intangible assets, net on the consolidated balance sheets, and amortized as a reduction to rental income on a straight-line basis over the term of the lease. Residential leases generally have one-year terms while commercial leases generally have longer terms.
Tenant Reimbursements—In net lease arrangements, the tenant is generally responsible for operating expenses relating to the property, including real estate taxes, property insurance, maintenance, repairs and improvements. Costs reimbursable from tenants and other recoverable costs are recognized as revenue in the period the recoverable costs are incurred. When the Company is the primary obligor with respect to purchasing goods and services for property operations and has discretion in selecting the supplier and retains credit risk, tenant reimbursement revenue and property operating expenses are presented on a gross basis in the statements of operations. For certain triple net leases where the lessee self-manages the property, hires its own service providers and retains credit risk for routine maintenance contracts, no reimbursement revenue and expense are recognized.
Hotel Operating Income—Hotel operating income includes room revenue, food and beverage sales and other ancillary services. Revenue is recognized upon occupancy of rooms, consummation of sales and provision of services.
Fee Income
Fee income consists of the following.
Base Management Fees—The Company earns base management fees for the day-to-day operations and administration of its managed funds, generally as a percentage of the limited partners' net funded capital. Base management fees are recognized over the period in which the related services are performed in accordance with contractual terms of the underlying management and advisory agreements. Base management fees are generally accrued from the date of the first closing of commitments or the first investment of the fund through the last day of the term of the fund.
Asset Management Fees—The Company may receive a one-time asset management fee upon closing of each investment made by its managed funds. In accordance with contractual terms of the underlying management and advisory agreements, a portion of asset management fees is recognized upon completion of initial underwriting, with remaining fees deferred and recognized over the holding period of each investment in which the related services are performed for each investment. Asset management fees are calculated as a fixed percentage of the limited partners' net funded capital on each investment.
Advisory Fees—The Company provides investment advisory services for real estate acquisitions to an unaffiliated party and receives a one-time advisory fee upon closing of the investment, calculated as a fixed percentage of the cost of investment. The earnings process is complete upon closing of an investment, at which time, advisory fees are recognized in full. The Company has no obligation to provide further services subsequent to closing of an investment and does not earn fees on unconsummated transactions.
Servicing Fees—Certain subsidiaries of the Company (each an asset management company or "AMC") were established to service and manage loan portfolios, including foreclosed properties, held by the Company's real estate investment entities for a servicing fee equal to a percentage of the outstanding unpaid principal balance of each loan portfolio. Servicing fees earned from investment entities that are consolidated by the Company are eliminated upon consolidation.
Income Taxes
The Company elected to be taxed as a REIT, commencing with the Company’s initial taxable year ended December 31, 2009. A REIT is generally not subject to corporate-level federal and state income tax on net income it distributes to its stockholders. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute at least 90% of its REIT taxable income to its stockholders, as well as certain restrictions in regard to the nature of owned assets and categories of income. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal and state income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies as a REIT, it and its subsidiaries may be subject to certain U.S federal, state and local as well as foreign taxes on its income and property and to U.S federal income and excise taxes on its undistributed taxable income.
The Company has elected or may elect to treat certain of its existing or newly created corporate subsidiaries as taxable REIT subsidiaries (each a “TRS”). In general, a TRS may perform non-customary services for tenants of the REIT, hold assets that the REIT cannot or does not intend to hold directly and, subject to certain exceptions related to hotels and healthcare properties, may engage in any real estate or non-real estate related business. The Company uses TRS entities to conduct certain activities that cannot be conducted directly by a REIT, including investment management, property management including hotel operations as well as loan servicing and workout activities. A TRS is treated as a regular, taxable corporation for U.S income tax purposes and therefore, is subject to U.S federal corporate tax on its income and property.
Deferred Income Taxes—The provision for income taxes includes current and deferred portions. The current income tax provision differs from the amount of income tax currently payable because of temporary differences in the recognition of certain income and expense items between financial reporting and income tax reporting. The Company uses the asset and liability method to provide for income taxes, which requires that the Company's income tax expense reflects the expected future tax consequences of temporary differences between the carrying amounts of assets or liabilities for financial reporting versus income tax purposes. Accordingly, a deferred tax asset or liability for each temporary difference is determined based on enacted tax rates the Company expects to be in effect when the underlying items of income and expense are realized and the differences reverse. A deferred tax asset is also recognized for net operating loss carryforwards and the income tax effect of accumulated other comprehensive income items of the TRS entities. A valuation allowance for deferred tax assets is established if the Company believes it is more likely than not that all or some portion of the deferred tax assets will not be realized. Realization of deferred tax assets is dependent on the Company's TRS entities generating sufficient taxable income in future periods or employing certain tax planning strategies to realize such deferred tax assets.
Uncertain Tax Positions—Income tax benefits are recognized for uncertain tax positions that are more likely than not to be sustained based solely on their technical merits. Such uncertain tax positions are measured as the largest amount of benefit that is more-likely-than-not to be realized upon settlement. The difference between the benefit recognized and the tax benefit claimed on a tax return results in an unrecognized tax benefit. The Company periodically evaluates whether it is more likely than not that its uncertain tax positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations. As of December 31, 2015 and 2014, the Company has not established a liability for uncertain tax positions.
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
The interest rate sensitivity table below illustrates the projected impact of changes in interest rates in 1% increments on our net income for twelve months, assuming no changes in our interest-bearing assets and liabilities mix as it stood at December 31, 2015. The maximum decrease in the interest rates is assumed to be the actual applicable index at December 31, 2015, predominantly the 1-Monthly LIBOR. All applicable indices were less than 1% at December 31, 2015.

(Amounts in thousands) Affected Line Item in the Consolidated Statement of Operations	+2.00%	+1.00%	Maximum Decrease in Applicable Index
Equity in income of unconsolidated joint ventures	$(12,031)	$(6,177)	$1,422
Interest income	42,254	21,127	(7,572)
Interest expense	(53,871)	(27,781)	10,483
Net (loss) income	(23,648)	(12,831)	4,333
Net (loss) income attributable to noncontrolling interests in investment entities	(6,349)	(3,793)	1,732
Net (loss) income attributable to Operating Company	$(17,299)	$(9,038)	$2,601
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
Currency Risk
We have foreign currency rate exposures related to our foreign currency-denominated investments. Changes in foreign currency rates can adversely affect the fair values and earnings of our non-U.S. holdings. As of December 31, 2015, we had approximately €311.2 million, £126.4 million, CHF54.4 million and NOK 895.5 million or a total of $679.9 million, in European investments. A 1% change in these foreign currency rates would result in a $6.8 million increase or decrease in translation gain or loss on our investments in unconsolidated joint ventures, loan investments and real estate assets. We mitigate this risk by utilizing currency instruments to hedge the capital portion of our foreign currency risk. The types of hedging instruments that we employed on our European investments were forwards and costless collars (buying a protective put while writing an out-of-the-money covered call with a strike price at which the premium received is equal to the premium of the protective put purchased) which involved no initial capital outlay. The puts were structured with strike prices up to 15% lower than our cost basis in such investments, thereby limiting any foreign exchange fluctuations to up to 15% of the original capital invested in the deal. At December 31, 2015, our share of net tax-effected accumulated foreign exchange loss on the European investments was approximately $18.2 million, net of effect of hedging.
The following table summarizes the aggregate notional amount of the foreign exchange contracts in place, along with various key terms as of December 31, 2015. The maturity dates of these instruments approximate the projected dates of related cash flows for specific investments. Termination or maturity of currency hedging instruments may result in an obligation for payment to or from the counterparty to the hedging agreement. We are exposed to credit loss in the event of non-performance by counterparties for these contracts. To manage this risk, we select major international banks and financial institutions as counterparties and perform a quarterly review of the financial health and stability of our trading counterparties. Based on our review as of December 31, 2015, we do not expect any counterparty to default on its obligations.

Hedged Currency	Instrument Type	Notional Amount (in thousands)		FX Rates ($ per unit of foreign currency)	Range of Expiration Dates
EUR	FX Collar		€129,425	Min $1.09 / Max $1.53	July 2017 to November 2020
GBP	FX Collar		£68,000	Min $1.45 / Max $1.82	September 2017 to December 2019
EUR	FX Forward		€129,900	Range between $1.07 to $1.27	March 2016 to July 2018
GBP	FX Forward		£15,050	Range between $1.49 to $1.51	February 2016 to June 2016
CHF	FX Forward	CHF	55,545	Range between $1.47 to $1.50	January 2030
NOK	FX Forward	NOK	923,000	$0.12	May 2016
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

ITEM 8.  Financial Statements and Supplementary Data.
The financial statements and the supplementary financial data required by this item appear in Item 6 and Item 15 of this Annual Report.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

ITEM 9A. Controls and Procedures.
Disclosure Controls and Procedures
Pursuant to Rule 13a-15(b) of the Exchange Act, the Company's management, under the supervision of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based upon such evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at December 31, 2015.
Changes in Internal Control over Financial Reporting
The Company acquired the Light Industrial Platform on December 18, 2014 and substantially all of the real estate investment management business and operations of CCLLC on April 2, 2015. Management has evaluated and integrated these acquired businesses into the Company's internal control over financial reporting.
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). The Company's internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.
Owing to its inherent limitations, any system of internal control over financial reporting, no matter how well designed and operated, can provide only reasonable assurance with respect to financial statement preparation and presentation. Accordingly, the Company's internal controls over financial reporting was designed to provide reasonable assurance to its management and board of directors regarding the preparation and fair presentation of the Company's published financial statements.
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015 using the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2015.
The Company's independent registered accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2015, which is included in this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Colony Capital, Inc.

We have audited Colony Capital, Inc.’s (formerly, Colony Financial, Inc.) (the "Company") internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Colony Capital, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Colony Capital, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Colony Capital, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2015, and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
February 29, 2016

ITEM 9B. Other Information.
None.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance.
The information required by Item 10 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2015.

ITEM 11. Executive Compensation.
The information required by Item 11 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2015.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by Item 12 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2015.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by Item 13 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2015.

ITEM 14. Principal Accountant Fees and Services.
The information required by Item 14 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2015.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) and (c) Financial Statements and Schedules

Financial Statements of Colony Capital, Inc.
All other schedules are omitted because they are not applicable, or the required information is included in the consolidated financial statements or notes thereto.
(b) Exhibits
The Exhibit Index attached hereto is incorporated by reference under this item.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Colony Capital, Inc.

We have audited the accompanying consolidated balance sheets of Colony Capital, Inc. (formerly, Colony Financial, Inc.) (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Colony Capital, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Colony Capital, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
February 29, 2016

COLONY CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2015	2014
ASSETS
Cash	$185,854	$141,936
Loans receivable, net
Held for investment	4,048,477	2,131,134
Held for sale	75,002	—
Real estate assets, net
Held for investment	3,132,218	1,643,997
Held for sale	297,887	—
Investments in unconsolidated joint ventures	924,465	1,646,977
Goodwill	678,267	20,000
Deferred leasing costs and intangible assets, net (including $9,872 and $0 held for sale intangible assets, net)	325,513	106,060
Due from affiliates	11,713	—
Other assets (including $3,704 and $0 held for sale)	359,914	135,345
Total assets	$10,039,310	$5,825,449
LIABILITIES AND EQUITY
Liabilities:
Accrued and other liabilities (including $9,101 and $0 related to real estate held for sale)	325,589	128,119
Due to affiliates—contingent consideration	52,990	—
Due to affiliates—other	—	12,236
Dividends and distributions payable	65,688	47,537
Debt, net (including $8,769 and $0 related to real estate held for sale)	3,587,724	2,112,354
Convertible senior notes, net	591,079	589,410
Total liabilities	4,623,070	2,889,656
Commitments and contingencies (Note 20)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share; $625,750 and $338,250 liquidation preference; 50,000 shares authorized; 25,030 and 13,530 shares issued and outstanding	250	135
Common stock, $0.01 par value per share
Class A, 449,000 shares authorized; 111,694 and 109,634 shares issued and outstanding	1,118	1,096
Class B, 1,000 shares authorized; 546 and 0 shares issued and outstanding	5	—
Additional paid-in capital	2,995,243	2,512,743
Distributions in excess of earnings	(131,278)	(68,003)
Accumulated other comprehensive loss	(18,422)	(28,491)
Total stockholders’ equity	2,846,916	2,417,480
Noncontrolling interests in investment entities	2,138,925	518,313
Noncontrolling interests in Operating Company	430,399	—
Total equity	5,416,240	2,935,793
Total liabilities and equity	$10,039,310	$5,825,449
The accompanying notes are an integral part of these consolidated financial statements.

COLONY CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

The following table presents the assets and liabilities recorded in the consolidated balance sheets attributable to securitization vehicles consolidated as variable interest entities (excluding the Operating Company, as discussed in Note 4).

	December 31,
	2015	2014
Assets
Cash	$2,453	$—
Loans receivable, net	1,193,859	807,761
Real estate assets, net	9,016	—
Other assets	94,796	41,111
Total assets	$1,300,124	$848,872
Liabilities
Debt, net	$806,728	$528,305
Accrued and other liabilities	80,619	38,443
Total liabilities	$887,347	$566,748
The accompanying notes are an integral part of these consolidated financial statements.

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Income
Interest income	$417,305	$204,361	$81,035
Property operating income	299,871	20,962	789
Equity in income of unconsolidated joint ventures	47,605	73,829	100,708
Fee income (including $64,585, $0 and $0 from affiliates, respectively)	65,813	—	—
Other income (including $4,797, $812 and $1,267 from affiliates, respectively)	11,382	1,497	1,267
Total income	841,976	300,649	183,799
Expenses
Management fees (including $5,897, $10,384 and $3,998 of share-based payments, respectively)	15,062	43,133	26,263
Investment and servicing expenses (including $366, $2,846 and $1,771 reimbursed to affiliates, respectively)	23,369	5,811	3,228
Transaction costs	38,888	21,096	1,807
Interest expense	133,094	48,365	18,838
Property operating expenses	117,713	5,563	197
Depreciation and amortization	140,977	9,177	310
Provision for loan losses	37,475	—	—
Impairment loss	11,192	—	—
Compensation expense (including $450, $1,778 and $1,286 reimbursed to affiliates, respectively)	84,506	2,468	1,756
Administrative expenses (including $1,922, $3,301 and $1,787 reimbursed to affiliates, respectively)	38,238	8,940	5,792
Total expenses	640,514	144,553	58,191
Gain on sale of real estate assets, net	8,962	—	—
Gain on remeasurement of consolidated investment entities, net	41,486	—	—
Other gain (loss), net	(5,170)	1,216	974
Income before income taxes	246,740	157,312	126,582
Income tax benefit (expense)	9,296	2,399	(659)
Net income	256,036	159,711	125,923
Net income attributable to noncontrolling interests:
Investment entities	86,123	36,562	24,158
Operating Company	19,933	—	—
Net income attributable to Colony Capital, Inc.	149,980	123,149	101,765
Preferred dividends	42,569	24,870	21,420
Net income attributable to common stockholders	$107,411	$98,279	$80,345
Net income per common share:
Basic	$0.96	$1.01	$1.20
Diluted	$0.96	$1.01	$1.20
Weighted average number of common shares outstanding:
Basic	110,931	96,694	66,182
Diluted	110,931	96,699	66,182
The accompanying notes are an integral part of these consolidated financial statements.

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$256,036	$159,711	$125,923
Other comprehensive income (loss), net of tax:
Equity in other comprehensive loss of unconsolidated joint ventures, net	(451)	(3,170)	(3,107)
Unrealized loss on beneficial interests in debt securities	—	(327)	(554)
Net change in fair value of cash flow hedges	(236)	(127)	(27)
Foreign currency translation adjustments:
Foreign currency translation adjustment gain (loss)	25,287	(58,792)	5,599
Change in fair value of net investment hedges	(5,604)	26,985	(3,828)
Net foreign currency translation adjustments	19,683	(31,807)	1,771
Other comprehensive income (loss)	18,996	(35,431)	(1,917)
Comprehensive income	275,032	124,280	124,006
Comprehensive income attributable to noncontrolling interests:
Investment entities	89,693	32,215	24,832
Operating Company	25,290	—	—
Comprehensive income attributable to stockholders	$160,049	$92,065	$99,174
The accompanying notes are an integral part of these consolidated financial statements.

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at December 31, 2012	$101	$531	$1,222,682	$(5,167)	$5,184	$1,223,331	$59,699	$—	$1,283,030
Net income	—	—	—	101,765	—	101,765	24,158	—	125,923
Other comprehensive (loss) income	—	—	—	—	(2,591)	(2,591)	674	—	(1,917)
Class A common stock offerings	—	234	475,368	—	—	475,602	—	—	475,602
Underwriter discount and offering costs	—	—	(1,059)	—	—	(1,059)	—	—	(1,059)
Share-based payments	—	—	4,283	—	—	4,283	—	—	4,283
Contributions from noncontrolling interests	—	—	—	—	—	—	256,589	—	256,589
Distributions to noncontrolling interests	—	—	—	—	—	—	(71,203)	—	(71,203)
Preferred stock dividends	—	—	—	(21,420)	—	(21,420)	—	—	(21,420)
Common stock dividends declared ($1.40 per share)	—	—	—	(95,601)	—	(95,601)	—	—	(95,601)
Balance at December 31, 2013	101	765	1,701,274	(20,423)	2,593	1,684,310	269,917	—	1,954,227
Net income	—	—	—	123,149	—	123,149	36,562	—	159,711
Other comprehensive (loss) income	—	—	—	—	(31,084)	(31,084)	(4,347)	—	(35,431)
Issuance of 7.5% Series B Cumulative Redeemable Perpetual Preferred Stock	34	—	86,216	—	—	86,250	—	—	86,250
Class A common stock offerings	—	326	717,544	—	—	717,870	—	—	717,870
Underwriter discount and offering costs	—	—	(3,551)	—	—	(3,551)	—	—	(3,551)
Issuance of common stock for incentive fees	—	—	464	—		464	—	—	464
Share-based payments	—	5	10,796	—	—	10,801	—	—	10,801
Contributions from noncontrolling interests	—	—	—	—	—	—	344,506	—	344,506
Distributions to noncontrolling interests	—	—	—	—	—	—	(128,325)	—	(128,325)
Preferred stock dividends	—	—	—	(25,122)	—	(25,122)	—	—	(25,122)
Common stock dividends declared ($1.44 per share)	—	—	—	(145,607)	—	(145,607)	—	—	(145,607)
Balance at December 31, 2014	$135	$1,096	$2,512,743	$(68,003)	$(28,491)	$2,417,480	$518,313	$—	$2,935,793

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(In thousands)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at December 31, 2014	$135	$1,096	$2,512,743	$(68,003)	$(28,491)	$2,417,480	$518,313	$—	$2,935,793
Net income	—	—	—	149,980	—	149,980	86,123	19,933	256,036
Other comprehensive income	—	—	—	—	10,069	10,069	3,570	5,357	18,996
Issuance of 7.125% Series C Cumulative Redeemable Perpetual Preferred Stock	115	—	287,385	—	—	287,500	—	—	287,500
Issuance of Class A common stock	—	14	37,375	—	—	37,389	—	—	37,389
Issuance of Class B common stock	—	6	14,765	—	—	14,771	—	—	14,771
Issuance of units in Operating Company	—	—	—	—	—	—	—	568,794	568,794
Offering costs	—	—	(9,406)	—	—	(9,406)	—	—	(9,406)
Share-based compensation	—	7	13,707	—	—	13,714	—	—	13,714
Consolidation of investment entities (Note 7)	—	—	—	—	—	—	1,700,114	—	1,700,114
Contributions from noncontrolling interests	—	—	—	—	—	—	486,152	—	486,152
Distributions to noncontrolling interests	—	—	—	—	—	—	(655,347)	(25,011)	(680,358)
Preferred stock dividends	—	—	—	(43,365)	—	(43,365)	—	—	(43,365)
Common stock dividends declared ($1.52 per share)	—	—	—	(169,890)	—	(169,890)	—	—	(169,890)
Reallocation of equity of Operating Company (Note 15)	—	—	138,674	—	—	138,674	—	(138,674)	—
Balance at December 31, 2015	$250	$1,123	$2,995,243	$(131,278)	$(18,422)	$2,846,916	$2,138,925	$430,399	$5,416,240
The accompanying notes are an integral part of these consolidated financial statements.

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities
Net income	$256,036	$159,711	$125,923
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discount and net origination fees on purchased and originated loans	(21,109)	(69,443)	(13,069)
Accretion in excess of cash receipts on purchased credit impaired loan	(39,886)	—	—
Paid-in-kind interest added to loan principal	(30,211)	(2,796)	(218)
Straight-line rents	(11,929)	(1,032)	(23)
Amortization of above and below market lease values, net	3,240	179	—
Amortization of deferred financing costs	21,222	6,590	3,017
Equity in income of unconsolidated joint ventures	(47,605)	(73,829)	(100,708)
Distributions of income from unconsolidated joint ventures	66,418	74,948	101,874
Provision for loan losses	37,475	—	—
Impairment of real estate and intangible assets	11,192	—	—
Depreciation and amortization	140,977	9,177	310
Share-based compensation	13,714	11,265	4,283
Net gain on remeasurement of net assets of consolidated investment entities	(41,486)	—	—
Change in fair value of contingent consideration	(16,510)	—	—
Gain on sales of real estate assets, net	(8,962)	—	—
Foreign currency loss recognized on repayment of loans receivable	31,268	—	—
Changes in operating assets and liabilities:
Decrease in due from affiliates	7,828	—	—
Increase in other assets	(4,372)	(12,431)	(6,917)
Increase in accrued and other liabilities	23,929	25,635	8,049
(Decrease) increase in due to affiliates	(12,236)	4,250	3,002
Other adjustments, net	(5,867)	535	(234)
Net cash provided by operating activities	373,126	132,759	125,289
Cash Flows from Investing Activities
Contributions to unconsolidated joint ventures	(356,051)	(458,881)	(672,338)
Distributions from unconsolidated joint ventures	357,307	150,788	177,287
Investments in purchased loans receivable, net of seller financing	(135,194)	(412,152)	(340,563)
Net disbursements on originated loans	(984,840)	(1,241,046)	(535,940)
Repayments of loans receivable	335,446	673,815	109,643
Proceeds from sales of loans receivable	—	—	71,298
Cash receipts in excess of accretion on purchased credit impaired loans	399,783	—	—
Disbursements on acquisition of real estate assets, related intangibles and leasing commissions	(1,377,344)	(1,618,069)	(122,750)
Proceeds from repayment of beneficial interests in debt securities	—	28,000	—
Proceeds from sales of real estate assets	323,430	—	—
Acquisition of investment management business, net of cash acquired (Note 3)	(56,335)	—	—
Proceeds from settlement of derivative instruments	45,024	8,824	178
Other investing activities, net	(10,040)	(6,050)	(35)
Net cash used in investing activities	$(1,458,814)	$(2,874,771)	$(1,313,220)

COLONY CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash Flows from Financing Activities
Proceeds from issuance of preferred stock, net	$277,945	$83,533	$—
Proceeds from issuance of common stock, net	—	717,870	475,190
Dividends paid to preferred stockholders	(38,244)	(23,504)	(21,420)
Dividends paid to common stockholders	(165,559)	(131,815)	(89,916)
Line of credit borrowings	1,345,900	1,130,800	514,000
Line of credit repayments	(1,194,900)	(1,105,300)	(375,500)
Proceeds from secured financing	1,936,043	1,808,505	203,000
Secured financing repayments	(871,788)	(198,775)	(33,560)
Escrow deposits for financing	—	(11,153)	—
Net proceeds from issuance of convertible senior notes	—	394,593	194,000
Payment of deferred financing costs	(27,670)	(36,355)	(6,011)
Contributions from noncontrolling interests	486,152	344,506	256,589
Distributions to noncontrolling interests	(671,659)	(128,325)	(52,703)
Other financing activities, net	(15,546)	(2,816)	(2,931)
Net cash provided by financing activities	1,060,674	2,841,764	1,060,738
Cash held by investment entities consolidated (Note 7)	75,412	—	—
Effect of exchange rates on cash	(6,480)	(983)	161
Net increase (decrease) in cash	43,918	98,769	(127,032)
Cash, beginning of period	141,936	43,167	170,199
Cash, end of period	$185,854	$141,936	$43,167

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$105,608	$33,470	$13,558
Cash paid for income taxes	$2,078	$2,188	$2,294
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends payable	$65,688	$47,537	$32,127
Seller-provided secured financing on purchased loans	$—	$82,328	$—
Deferred financing costs deducted from convertible debt issuance proceeds	$—	$10,063	$6,000
Accrued and other liabilities assumed in connection with acquisitions, net of cash assumed	$407	$10,781	$—
Unsecured note issued in connection with acquisition	$—	$10,000
Interest reserve for seller financing returned to borrower upon resolution of underlying collateral loan	$—	$2,670	$—
Noncash distribution of loan receivable to a noncontrolling interest	$—	$—	$18,500
Payment on settlement of derivative instruments in accrued liabilities	$—	$—	$1,736
Deferred tax liability assumed in a real estate acquisition	$27,978	$—	$—
Settlement of debt through issuance of units in Operating Company	$10,000	$—	$—
Issuance of common stock for acquisition of investment management business	$52,160	$—	$—
Issuance of units in Operating Company for acquisition of investment management business	$558,794	$—	$—
Net assets of investment entities consolidated, net of cash assumed (Note 7)	$2,637,278	$—	$—
Loan payoff proceeds held in escrow	$11,300	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

COLONY CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

1. Organization
Colony Capital, Inc. (formerly, Colony Financial, Inc.) (the “Company”) is a leading global real estate and investment management firm that targets attractive risk-adjusted returns for its investors by investing primarily in real estate and real estate-related assets. The Company manages capital on behalf of both its shareholders and limited partners in private investment funds under its management where the Company may earn management fees and carried interests. The Company's portfolio is primarily composed of: (i) real estate equity; (ii) real estate and real estate-related debt; and (iii) investment management of Company-sponsored private equity funds and vehicles. The Company was organized on June 23, 2009 as a Maryland corporation and has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code, for U.S. federal income tax purposes.
Prior to April 2, 2015, the Company was externally managed and advised by Colony Financial Manager, LLC (the "Manager"), which was a wholly-owned subsidiary of Colony Capital, LLC ("CCLLC"), a privately held global real estate investment firm. On April 2, 2015, Colony Capital Operating Company, LLC ("Operating Company" or “OP”), an operating subsidiary of the Company, acquired substantially all of the real estate investment management business and operations of CCLLC (the "Combination") and the Company became a self-managed REIT. As a result of the Combination, the Company is able to sponsor new investment vehicles as general partner under the Colony name. Details of the Combination are described more fully in Note 3.
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
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounts of the Company and its controlled subsidiaries and consolidated variable interest entities. All significant intercompany accounts and transactions have been eliminated. The portions of the equity, net income and other comprehensive income of consolidated subsidiaries that are not attributable to the parent are presented separately as amounts attributable to noncontrolling interests in the consolidated financial statements. A substantial portion of noncontrolling interests represent interests held by private investment funds or other investment vehicles managed by the Company and which invest alongside the Company ("Co-Investment Funds") and membership interests in OP held by affiliates and senior executives.
Principles of Consolidation
The Company consolidates entities in which it has a controlling financial interest, by first considering if an entity meets the definition of a variable interest entity ("VIE") for which the Company is deemed to be the primary beneficiary under the VIE model, or if the Company controls an entity through a majority of voting interest based on the voting interest model.
Variable Interest—For entities in which the Company has a variable interest, the Company determines if the entity is a VIE by considering whether the entity’s equity investment at risk is sufficient to finance its activities without additional subordinated financial support and whether the entity’s at-risk equity holders have the characteristics of a controlling financial interest. Fees paid to the Company that are commensurate with both services provided and prevailing market rates for such services are generally not, in and of themselves, considered variable interests and are excluded from assessment of the Company's economic exposure to a VIE. In performing the analysis of whether the Company is the primary beneficiary of a VIE, the Company considers whether it individually has the power to direct the activities of the VIE that most significantly affect the entity’s performance and also has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The Company also considers interests held by its related parties, including de facto agents, specifically interests in the VIE held by related parties under common control and the Company's indirect exposure to the VIE through its interests in other related parties on a proportionate basis. The Company assesses whether it is a member of a related party group that collectively meets the power and benefits criteria and, if so, whether the Company is most closely associated with the VIE. In performing its analysis, the Company considers both qualitative and quantitative factors, including, but not limited to: the amount and characteristics of its investment relative to other investors; the Company’s and the other investors’ ability to control or significantly influence key decisions of the VIE including consideration of involvement by de facto agents; the obligation or likelihood for the Company or other investors to fund operating losses of the VIE; and the similarity and significance of the VIE’s business activities to those of the Company and the other investors. The determination of whether an entity is a VIE, and whether the Company is the primary beneficiary, involves significant judgment, including the determination of which activities most significantly affect the entities’ performance, and estimates about the current and future fair values and performance of assets held by the VIE.
Voting Interest—Unlike VIEs, voting interest entities have sufficient equity and equity investors exhibit the characteristics of a controlling financial interest through their voting rights. The Company consolidates such entities when it has a controlling financial interest through ownership of a majority of the entities' voting equity interests.
At each reporting period, the Company reassesses the status of an entity as a VIE and the determination of the Company as the primary beneficiary, or if there is a change in the Company's ability to control through a majority voting interest. Changes in consolidation status are applied prospectively. An entity may be consolidated as a result of this reassessment, in which case, the assets, liabilities and noncontrolling interest in the entity are recorded at fair value upon initial consolidation. Any existing equity interest held by the Company in the entity prior to the Company obtaining control will be remeasured at fair value, which may result in a gain or loss recognized upon initial consolidation. The Company may also deconsolidate a subsidiary as a result of this reassessment, which may result in a gain or loss recognized upon deconsolidation depending on the carrying values of deconsolidated assets and liabilities compared to the fair value of any retained interests.
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
Fair Value Measurement
Fair value is based on an exit price, defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Where appropriate, the Company makes adjustments to estimated fair values to appropriately reflect counterparty credit risk as well as the Company's own credit-worthiness.
The estimated fair value of financial assets and financial liabilities are categorized into a three-tier hierarchy, prioritized based on the level of transparency in inputs used in the valuation techniques, as follows:
Level 1—Quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2—Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or valuation techniques utilizing inputs that are observable directly or indirectly for substantially the full term of the financial instrument.
Level 3—At least one assumption or input is unobservable and is significant to the fair value measurement, requiring significant management judgment or estimate.
Where the inputs used to measure the fair value of a financial instrument falls into different levels of the fair value hierarchy, the financial instrument is categorized within the hierarchy based on the lowest level of input that is significant to its fair value measurement.
The Company has not elected fair value option for any financial instruments.
Business Combinations
The Company evaluates each purchase transaction to determine whether the acquired assets meet the definition of a business. Net cash paid to acquire a business or assets is classified as investing activities on the accompanying statements of cash flows.
The Company accounts for business combinations by applying the acquisition method. Transaction costs related to acquisition of a business are expensed as incurred and excluded from the fair value of consideration transferred. The identifiable assets acquired, liabilities assumed and noncontrolling interests in acquired entity are recognized and measured at their estimated fair values. The excess of the fair value of consideration transferred over the fair values of identifiable assets acquired, liabilities assumed and noncontrolling interests in an acquired entity, net of fair value of any previously held interest in the acquired entity, is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets and liabilities.
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
Contingent consideration is classified as a liability or equity, as applicable. Contingent consideration in connection with the acquisition of a business is measured at fair value on acquisition date, and unless classified as equity, is remeasured at fair value each reporting period thereafter until the consideration is settled, with changes in fair value included in net income. For contingent consideration in connection with the acquisition of assets, subsequent changes to the recorded amount are adjusted against the cost of the acquisition.
Real estate acquisitions, which are considered as either business combinations or asset acquisitions, are recorded at the fair values of the acquired components at the time of acquisition, allocated among land, building, improvements, equipment, lease-related tangible and identifiable intangible assets and liabilities, such as tenant improvements, deferred leasing costs, in-place lease values, above- and below-market lease values. The estimated fair value of acquired land is derived from recent comparable sales of land and listings within the same local region based on available market data. The estimated fair value of acquired buildings and building improvements is derived from comparable sales, discounted cash flow analysis using market-based assumptions, or replacement cost, as appropriate. The fair value of site and tenant improvements is estimated based upon current market replacement costs and other relevant market rate information.
Foreign Currency
Assets and liabilities of non-U.S. dollar functional currency investments and subsidiaries are translated into U.S. dollars using exchange rates in effect at the balance sheet date. Income and expenses from these investments and subsidiaries are translated at the average rate of exchange prevailing during the period such income was earned or expenses were incurred. Gains and losses related to translation of these non-U.S dollar functional currency items are included in other comprehensive income or loss within stockholders’ equity. Upon sale, complete or substantially complete liquidation of an investment in a foreign subsidiary, or upon partial sale of an equity method investment, the translation adjustment associated with the investment, or the proportionate share related to the portion of equity method investment sold, is reclassified from accumulated other comprehensive income or loss into earnings.
Gains and losses resulting from nonfunctional currency transactions are recognized in the income statement in other gain (loss), net.
Disclosures of non-US dollar amounts to be recorded in the future are translated using exchange rates in effect at balance sheet date.
Cash and Cash Equivalents
Short-term, highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The Company did not have any cash equivalents at December 31, 2015 and 2014. At various times during the year, the Company may have bank balances in excess of federally insured limits.
Loans Receivable
The Company originates and purchases loans receivable. The accounting framework for loans receivable depends on the Company's strategy whether to hold or sell the loan, and separately, if the loan was credit-impaired at time of acquisition or if the lending arrangement is an acquisition, development and construction loan.
Loans Held for Investment (other than Purchased Credit-Impaired Loans)
Loans that the Company has the intent and ability to hold for the foreseeable future are classified as held-for-investment. Originated loans are recorded at amortized cost, or outstanding unpaid principal balance less net deferred loan fees. Net deferred loan fees include unamortized origination and other fees charged to the borrower less direct incremental loan origination costs incurred by the Company. Purchased loans are recorded at amortized cost, or unpaid principal balance plus purchase premium or less unamortized discount. Costs to purchase loans are expensed as incurred.
Interest Income—Interest income is recognized based upon contractual interest rate and unpaid principal balance of the loans. Net deferred loan fees on originated loans are deferred and amortized as adjustments to interest income over the expected life of the loans using the effective yield method. Premium or discount on purchased loans are amortized as adjustments to interest income over the expected life of the loans using the effective yield method. For revolving loans, net deferred loan fees, premium or discount are amortized to interest income using the straight-line method. When a loan is prepaid, prepayment fees and any excess of proceeds over the carrying amount of the loan are recognized as additional interest income.
Nonaccrual—Accrual of interest income is suspended on nonaccrual loans. Loans that are past due 90 days or more as to principal or interest, or where reasonable doubt exists as to timely collection, are generally considered nonperforming and placed on nonaccrual status. Interest receivable is reversed against interest income when loans are placed on nonaccrual status. Interest collection on nonaccruing loans for which ultimate collectability of principal is uncertain is recognized using a cost recovery method by applying interest collected as a reduction to loan principal; otherwise, interest collected is recognized on a cash basis by crediting to income when received. Loans may be restored to accrual status when all principal and interest is current and full repayment of the remaining contractual principal and interest is reasonably assured.
Impairment and Allowance for Loan Losses—On a periodic basis, the Company analyzes the extent and effect of any credit migration from underwriting and the initial investment review associated with the performance of a loan and/or value of its underlying collateral, as well as financial and operating capability of the borrower or sponsor. Specifically, operating results of collateral properties and any cash reserves are analyzed and used to assess whether cash from operations are sufficient to cover debt service requirements currently and into the future, ability of the borrower to refinance the loan, and/or liquidation value of collateral properties. Where applicable, the Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the collateral properties. Such analysis is performed at least quarterly, or more often as needed when impairment indicators are present. The Company does not utilize a statistical credit rating system to monitor and assess the credit risk and investment quality of its acquired or originated loans. Given the diversity of the Company's portfolio, management believes there is no consistent method of assigning a numerical rating to a particular loan that captures all of the various credit metrics and their relative importance. Therefore, the Company evaluates impairment and allowance for loan losses on an individual loan basis.
Loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due in accordance with contractual terms of the loans, including consideration of underlying collateral value. Allowance for loan losses represent the estimated probable credit losses inherent in loans held for investment at balance sheet date. Changes in allowance for loan losses are recorded in the provision for loan losses on the consolidated statement of operations. Allowance for loan losses generally exclude interest receivable as accrued interest receivable is reversed when a loan is placed on nonaccrual status. Allowance for loan losses is generally measured as the difference between the carrying value of the loan and either the present value of cash flows expected to be collected, discounted at the original effective interest rate of the loan or an observable market price for the loan. Subsequent changes in impairment are recorded as adjustments to the provision for loan losses. Loans are charged-off against allowance for loan losses when all or a portion of the principal amount is determined to be uncollectible. A loan is considered to be collateral-dependent when repayment of the loan is expected to be provided solely by the underlying collateral. Impaired collateral-dependent loans are written down to the fair value of the collateral less disposal cost, first through a charge-off against allowance for loan losses, if any, then recorded as impairment loss.
Troubled Debt Restructuring ("TDR")— A loan with contractual terms modified in a manner that grants concession to the borrower who is experiencing financial difficulty is classified as a TDR. Concessions could include term extensions, payment deferrals, interest rate reductions, principal forgiveness, forbearance, or other actions designed to maximize the Company's collection on the loan. As a TDR is generally considered to be an impaired loan, it is measured for impairment based on the Company's allowance for loan losses methodology.
Loans Held for Sale
Loans that the Company intends to sell or liquidate in the foreseeable future are classified as held-for-sale. Loans held for sale are carried at the lower of amortized cost or fair value less disposal cost, with valuation changes recognized as impairment loss. Loans held for sale are not subject to allowance for loan losses. Net deferred loan origination fees and purchase premium or discount are capitalized as part of the carrying value of the held-for-sale loan, therefore included in the periodic valuation adjustments based on lower of cost or fair value less disposal cost, and ultimately, in the gain or loss upon sale of the loan.
Purchased Credit-Impaired ("PCI") Loans
PCI loans are acquired loans with evidence of credit quality deterioration for which it is probable at acquisition that the Company will collect less than the contractually required payments. PCI loans are recorded at the initial investment in the loans and accreted to the estimated cash flows expected to be collected as measured at acquisition date. The excess of cash flows expected to be collected, measured as of acquisition date, over the estimated fair value represents the accretable yield and is recognized in interest income over the remaining life of the loan using the effective interest method. The difference between contractually required payments as of the acquisition date and the cash flows expected to be collected ("nonaccretable difference") is not recognized as an adjustment of yield, loss accrual or valuation allowance.

The Company evaluates estimated future cash flows expected to be collected on a quarterly basis, starting with the first full quarter after acquisition, or earlier if conditions indicating impairment are present. If the cash flows expected to be collected cannot be reasonably estimated, either at acquisition or in subsequent evaluation, the Company may consider placing such PCI loans on nonaccrual, with interest income recognized using the cost recovery method or on a cash basis. Subsequent decreases in cash flows expected to be collected are evaluated to determine whether a provision for loan loss should be established. If decreases in expected cash flows result in a decrease in the estimated fair value of the loan below its amortized cost, the Company records a provision for loan losses calculated as the difference between the loan’s amortized cost and the revised cash flows, discounted at the loan’s effective yield. Subsequent increases in cash flows expected to be collected are first applied to reverse any previously recorded allowance for loan losses, with any remaining increases recognized prospectively through an adjustment to yield over its remaining life.
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
PCI loans may be aggregated into pools based upon common risk characteristics, such as loan performance, collateral type and/or geographic location of the collateral. A pool is accounted for as a single asset with a single composite yield and an aggregate expectation of estimated future cash flows. A PCI loan modified within a pool remains in the pool, with the effect of the modification incorporated into the expected future cash flows. A loan resolution within a loan pool, which may involve the sale of the loan or foreclosure on the underlying collateral, results in the removal of an allocated carrying amount, including an allocable portion of any existing allowance.
Acquisition, Development and Construction ("ADC") Loan Arrangements
The Company provides loans to third party developers for the acquisition, development and construction of real estate. Under an ADC arrangement, the Company participates in the expected residual profits of the project through the sale, refinancing or other use of the property. The Company evaluates the characteristics of each ADC arrangement including its risks and rewards to determine whether they are more similar to those associated with a loan or an investment in real estate. ADC arrangements with characteristics implying loan classification are presented as loans receivable and result in the recognition of interest income. ADC arrangements with characteristics implying real estate joint ventures are presented as investments in unconsolidated joint ventures and are accounted for using the equity method. The classification of each ADC arrangement as either loan receivable or real estate joint venture involves significant judgment and relies on various factors, including market conditions, amount and timing of expected residual profits, credit enhancements in the form of guaranties, estimated fair value of the collateral, significance of borrower equity in the project, among others. The classification of ADC arrangements is performed at inception, and periodically reassessed when significant changes occur in the circumstances or conditions described above.
Real Estate Assets
Real Estate Held for Investment
Real estate held for investment is carried at cost less accumulated depreciation.
Costs Capitalized or Expensed—Expenditures for ordinary repairs and maintenance are expensed as incurred, while expenditures for significant renovations that improve or extend the useful life of the asset are capitalized and depreciated over their estimated useful lives.
Depreciation—Real estate held for investment is depreciated on a straight-line basis over the estimated useful lives of the assets, which generally range from 7 to 40 years for buildings and improvements and 5 to 15 years for furniture, fixtures and equipment. Tenant improvements are amortized over the shorter of the remaining lease term or their estimated useful lives. Land is not depreciated.
Impairment—The Company evaluates its real estate held for investment for impairment periodically or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company evaluates cash flows and determines impairments on an individual property basis. In making this determination, the Company reviews, among other things, current and estimated future cash flows associated with each property, market information for each sub-market, including, where applicable, competition levels, foreclosure levels, leasing trends, occupancy trends, lease or room rates, and the market prices of similar properties recently sold or currently being offered for sale, and other quantitative and qualitative factors. If an impairment indicator exists, the Company evaluates whether the expected future undiscounted cash flows is less than the carrying amount of the asset, and if the Company determines that the carrying value is not recoverable, an impairment loss is recorded for the difference between the estimated fair value and the carrying amount of the asset.

Real Estate Held for Sale
Classification as Held for Sale—Real estate asset is classified as held for sale in the period when (i) management approves a plan to sell the asset, (ii) the asset is available for immediate sale in its present condition, subject only to usual and customary terms, (iii) a program is initiated to locate a buyer and actively market the asset for sale at a reasonable price, and (iv) completion of the sale is probable within one year. Real estate held for sale is stated at the lower of its carrying amount or estimated fair value less disposal cost, with any write-down to fair value less disposal cost recorded as an impairment loss. For any subsequent increase in fair value less disposal cost, the impairment loss may be reversed, but only up to the amount of cumulative loss previously recognized. Depreciation is not recorded on assets classified as held for sale.
If circumstances arise that were previously considered unlikely and, as a result, the Company decides not to sell the real estate asset previously classified as held for sale, the real estate asset is reclassified as held for investment. Upon reclassification, the real estate asset is measured at the lower of (i) its carrying amount prior to classification as held for sale, adjusted for depreciation expense that would have been recognized had the real estate been continuously classified as held for investment, or (ii) its estimated fair value at the time the Company decides not to sell.
Real Estate Sales—The Company evaluates if real estate sale transactions qualify for recognition under the full accrual method, considering whether, among other criteria, the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay, any receivable due to the Company is not subject to future subordination, the Company has transferred to the buyer the usual risks and rewards of ownership and the Company does not have a substantial continuing involvement with the sold real estate. At the time the sale is consummated, a gain or loss is recognized as the difference between the sale price less disposal cost and the carrying value of the real estate.
Real estate investments classified as held for sale or disposed may be reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on the Company's operations and financial results. A discontinued operation may include an asset group, a reporting unit, an operating segment, a reportable segment, a subsidiary, or a business.
Foreclosed Properties
The Company receives foreclosed properties in full or partial settlement of loans receivable by taking legal title or physical possession of the properties. Foreclosed properties are recognized, generally, at the time the real estate is received at foreclosure sale or upon execution of a deed in lieu of foreclosure. Foreclosed properties are initially measured at fair value and amounts less than the carrying value of the loan, after reversing any previously recognized loss provision on the loan, is recorded as impairment loss. The Company periodically evaluates foreclosed properties for subsequent decrease in fair value which is recorded as additional impairment loss. Fair value of foreclosed properties are generally based on third party appraisals, broker price opinions, comparable sales or a combination thereof.
Investments in Unconsolidated Joint Ventures
The Company holds ownership interests in certain joint ventures with Co-Investment Funds or other unaffiliated investors, as well as general partnership interest in a fund sponsored by the Company. Where the Company exerts significant influence over the operating and financial policies of these investees, but does not have a controlling financial interest, the Company's interests in these investees are accounted for under the equity method as investments in unconsolidated joint ventures. Under the equity method, the Company initially records its investments at cost and subsequently recognizes the Company’s share of net earnings or losses and other comprehensive income or loss, cash contributions made and distributions received, and other adjustments, as appropriate. Allocations of net income or loss may be subject to preferred returns or allocation formulas defined in operating agreements and may not be according to percentage interests of the venturers. The Company's share of net income or loss from its general partner interest in its sponsored fund reflects fair value changes in the underlying investments of the fund which are reported at fair value in accordance with investment company guidelines. The Company records its proportionate share of income from certain investments in unconsolidated joint ventures one to three months in arrears. Distributions of operating profits from joint ventures are reported as operating cash flows. Distributions related to a capital transaction, such as a refinancing transaction or sale, are reported as investing activities.
Investments that do not qualify for consolidation or equity method accounting are accounted for under the cost method. Dividends received from cost-method investments are recorded as dividend income to the extent they are not considered a return of capital, otherwise such amounts are recorded as a reduction to the cost of investment.
The Company performs a quarterly evaluation of its investments in unconsolidated joint ventures to determine whether the fair value of each investment is less than the carrying value, and, if such decrease in value is deemed to be other-than-temporary, writes down the investment to fair value.

Identifiable Intangibles
In a business combination, the Company recognizes identifiable intangibles that meet either or both the contractual-legal criterion or the separability criterion. Indefinite-lived intangibles are not subject to amortization until such time that its useful life is determined to no longer be indefinite, at which point, it will be assessed for impairment and its adjusted carrying amount amortized over its remaining useful life. Finite-lived intangibles are amortized over their useful life in a manner that reflects the pattern in which the intangible is being consumed if readily determinable such as expected cash flows, otherwise on a straight-line basis. The useful life of all identified intangibles will be periodically reassessed and if useful life changes, the carrying amount of the intangible will be amortized prospectively over the revised useful life. Finite-lived intangibles will be periodically reviewed for impairment and an impairment loss will be recognized if the carrying amount of the intangible is not recoverable and exceeds its fair value. An impairment establishes a new basis for the identifiable intangibles and any impairment loss recognized is not subject to subsequent reversal.
Identifiable intangibles recognized in acquisitions of operating real estate properties generally include in-place leases, above- or below-market leases and deferred leasing costs.
In-place leases generate value over and above the tangible real estate because a property that is occupied with leased space is typically worth more than a vacant building without an operating lease contract in place. The estimated fair value of acquired in-place leases is derived based on management's assessment of costs avoided from having tenants in place, including lost rental income, rent concessions and tenant allowances or reimbursements, that would be incurred to lease a hypothetically vacant building to its actual existing occupancy level on the valuation date. The net amount recorded for acquired in-place leases is included in intangible assets and amortized on a straight-line basis as an increase to depreciation and amortization expense over the remaining term of the applicable leases. If an in-place lease is terminated, the unamortized portion is charged to depreciation and amortization expense.
The estimated fair value of the above- or below-market component of acquired leases represents the present value of the difference between contractual rents of acquired leases and market rents at the time of the acquisition for the remaining lease term, discounted for tenant credit risks. Above- or below-market operating lease values are amortized on a straight-line basis as a decrease or increase to rental income, respectively, over the applicable lease terms. Above- or below-market ground lease obligations are amortized on a straight-line basis as a decrease or increase to rent expense, respectively, over the applicable lease terms. If the above- or below-market operating lease values or above- or below-market ground lease obligations are terminated, the unamortized portion of the lease intangibles are recorded in rental income or rent expense, respectively.
Deferred leasing costs represent management's estimation of the avoided leasing commissions and legal fees associated with an existing in-place lease. The net amount is included in intangible assets and amortized on a straight-line basis as an increase to depreciation and amortization expense over the remaining term of the applicable lease.
Goodwill
Goodwill is an unidentifiable intangible asset and recognized as a residual, generally measured as the excess of consideration transferred in a business combination over the identifiable assets acquired and liabilities assumed, including any noncontrolling interest in the acquiree. Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination. Goodwill is tested for impairment at the reporting units to which it is assigned at least on an annual basis in the fourth quarter of each year, or more frequently if events or changes in circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. The assessment of goodwill for impairment may initially be performed based on qualitative factors to determine if it is more likely than not that the fair value of the reporting unit to which the goodwill is assigned is less than its carrying value; and if so, a two-step quantitative assessment is performed to determine if an impairment has occurred and thereafter, measure the impairment loss. In the first step, if the fair value of the reporting unit is less compared to its carrying value (including goodwill), then the goodwill is considered to be impaired. In the second step, the implied fair value of the goodwill is determined by comparing the fair value of the reporting unit (in step one) to the fair value of the net assets of the reporting unit as if the reporting unit is being acquired in a business combination. If the carrying value of goodwill exceeds the resulting implied fair value of goodwill, then an impairment charge is recognized for the excess. An impairment establishes a new basis for the goodwill and any impairment loss recognized is not subject to subsequent reversal. Goodwill impairment tests require judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit.
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

Transfers of Financial Assets
Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over a transferred financial asset is deemed to be surrendered when (1) the asset has been legally isolated; (2) the transferee has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred asset; and (3) the Company does not maintain effective control over the transferred asset through either (a) an agreement that entitles and obligates the Company to repurchase or redeem it before its maturity or (b) an agreement that provides the Company with both the unilateral ability to cause the holder to return specific assets and a more than trivial benefit attributable to that ability. The difference between the net proceeds received and the carrying amount of the financial assets being sold is recognized as a gain or loss on sale. Transfers of financial assets that do not meet the criteria for sale are accounted for as financing transactions.
Derivative Instruments and Hedging Activities
The Company uses derivative instruments to manage its foreign currency risk and interest rate risk. The Company does not use derivative instruments for speculative or trading purposes. All derivative instruments are recorded at fair value and included in other assets or other liabilities on a gross basis on the consolidated balance sheets. The accounting for changes in fair value of derivatives depends upon whether or not the Company has elected to designate the derivative in a hedging relationship and the derivative qualifies for hedge accounting. The Company has economic hedges that have not been designated for hedge accounting.
Changes in fair value of derivatives not designated as accounting hedges are recorded in the income statement in other gain (loss), net.
For accounting hedges, the relationships between hedging instruments and hedged items, risk management objectives and strategies for undertaking the accounting hedges as well as the methods to assess the effectiveness of the derivative prospectively and retrospectively, are formally documented at inception. Hedge effectiveness relates to the amount by which the gain or loss on the designated derivative instrument exactly offsets the change in the hedged item attributable to the hedged risk. If it is determined that a derivative is not expected to be or has ceased to be highly effective at hedging the designated exposure, hedge accounting is discontinued.
Cash Flow Hedges—The Company uses interest rate caps and swaps to hedges its exposure to interest rate fluctuations in forecasted interest payments on floating rate debt. The effective portion of the change in fair value of the derivative is recorded in accumulated other comprehensive income, while hedge ineffectiveness is recorded in earnings. If the derivative in a cash flow hedge is terminated or the hedge designation is removed, related amounts in accumulated other comprehensive income are reclassified into earnings.
Net Investment Hedges—The Company uses foreign currency hedges to protect the value of its net investments in foreign subsidiaries or equity method investees whose functional currencies are not U.S. dollars. Changes in the fair value of derivatives used as hedges of net investment in foreign operations, to the extent effective, are recorded in the cumulative translation adjustment account within accumulated other comprehensive income.
At the end of each quarter, the Company reassesses the effectiveness of its net investment hedges and as appropriate, dedesignates the portion of the derivative notional that is in excess of the beginning balance of its net investments as non-designated hedges.
Release of accumulated other comprehensive income related to net investment hedges occurs upon losing a controlling financial interest in an investment or obtaining control over an equity method investment. Upon sale, complete or substantially complete liquidation of an investment in a foreign subsidiary, or partial sale of an equity method investment, the gain or loss on the related net investment hedge is reclassified from accumulated other comprehensive income to earnings.
Financing Costs
Debt discounts and premiums as well as debt issuance costs (except for revolving credit arrangements) are presented net against the associated debt on the consolidated balance sheets and amortized into interest expense using the effective interest method over the term of the debt.
Costs incurred in connection with revolving credit arrangements are recorded as deferred financing costs in other assets, and amortized on a straight-line basis over the expected term of the credit facility.
Property Operating Income
Property operating income includes the following.
Rental Income—Rental income is recognized on a straight-line basis over the non-cancelable term of the related lease which includes the effects of rent steps and rent abatements under the lease. Rents received in advance are deferred. Rental income recognition commences when the tenant takes possession of the leased space and the leased space is substantially ready for its intended use. When it is determined that the Company is the owner of tenant improvements, the cost to construct the tenant improvements, including costs paid for or reimbursed by the tenants, is capitalized. For Company-owned tenant improvements, the amount funded by or reimbursed by the tenants are recorded as deferred revenue, which is amortized on a straight-line basis as additional rental income over the term of the related lease. When it is determined that the tenant is the owner of tenant improvements, the Company's contribution towards those improvements is recorded as a lease incentive, included in deferred leasing costs and intangible assets, net on the consolidated balance sheets, and amortized as a reduction to rental income on a straight-line basis over the term of the lease. Residential leases generally have one-year terms while commercial leases generally have longer terms.
Tenant Reimbursements—In net lease arrangements, the tenant is generally responsible for operating expenses relating to the property, including real estate taxes, property insurance, maintenance, repairs and improvements. Costs reimbursable from tenants and other recoverable costs are recognized as revenue in the period the recoverable costs are incurred. When the Company is the primary obligor with respect to purchasing goods and services for property operations and has discretion in selecting the supplier and retains credit risk, tenant reimbursement revenue and property operating expenses are presented on a gross basis in the statements of operations. For certain triple net leases where the lessee self-manages the property, hires its own service providers and retains credit risk for routine maintenance contracts, no reimbursement revenue and expense are recognized.
Hotel Operating Income—Hotel operating income includes room revenue, food and beverage sales and other ancillary services. Revenue is recognized upon occupancy of rooms, consummation of sales and provision of services.
Fee Income
Fee income consists of the following.
Base Management Fees—The Company earns base management fees for the day-to-day operations and administration of its managed funds, generally as a percentage of the limited partners' net funded capital. Base management fees are recognized over the period in which the related services are performed in accordance with contractual terms of the underlying management and advisory agreements. Base management fees are generally accrued from the date of the first closing of commitments or the first investment of the fund through the last day of the term of the fund.
Asset Management Fees—The Company may receive a one-time asset management fee upon closing of each investment made by its managed funds. In accordance with contractual terms of the underlying management and advisory agreements, a portion of asset management fees is recognized upon completion of initial underwriting, with remaining fees deferred and recognized over the holding period of each investment in which the related services are performed for each investment. Asset management fees are calculated as a fixed percentage of the limited partners' net funded capital on each investment.
Advisory Fees—The Company provides investment advisory services for real estate acquisitions to an unaffiliated party and receives a one-time advisory fee upon closing of the investment, calculated as a fixed percentage of the cost of investment. The earnings process is complete upon closing of an investment, at which time, advisory fees are recognized in full. The Company has no obligation to provide further services subsequent to closing of an investment and does not earn fees on unconsummated transactions.
Servicing Fees—Certain subsidiaries of the Company (each an asset management company or "AMC") were established to service and manage loan portfolios, including foreclosed properties, held by the Company's real estate investment entities for a servicing fee equal to a percentage of the outstanding unpaid principal balance of each loan portfolio. Servicing fees earned from investment entities that are consolidated by the Company are eliminated upon consolidation.
Other Income
Other income includes the following.
Expense Recoveries from Borrowers—Expenses, primarily legal costs incurred in administering non-performing loans and foreclosed properties held by investment entities, may be subsequently recovered through payments received when these investments are resolved. The Company recognizes income when the cost recoveries are determinable and repayment is assured.
Cost Reimbursements from Affiliates—Based on an arrangement assumed from the Manager through the Combination, the Company provides administrative services to certain of its affiliates, including property management on behalf of the Company's investment entities. The Company is entitled to receive reimbursements of expenses incurred, generally based on expenses incurred that are directly attributable to the affiliates and/or a portion of overhead costs. The Company acts in the capacity of a principal under these arrangements. Accordingly, the Company records the expenses and corresponding reimbursement income on a gross basis in the period administrative services are rendered and costs are incurred.

Compensation
Compensation comprises salaries, bonus including discretionary awards and contractual amounts for certain senior executives, benefits and share-based compensation. Bonus is accrued over the employment period to which it relates.
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
Other Gain (Loss), Net
Other gain and loss include fair value changes related to derivatives not designated as accounting hedges, fair value changes on the contingent consideration arising from the Combination and gain (loss) from remeasurement of foreign currency transactions and translation of foreign currency balances.
Income Taxes
The Company elected to be taxed as a REIT, commencing with the Company’s initial taxable year ended December 31, 2009. A REIT is generally not subject to corporate-level federal and state income tax on net income it distributes to its stockholders. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute at least 90% of its REIT taxable income to its stockholders, as well as certain restrictions in regard to the nature of owned assets and categories of income. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal and state income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies as a REIT, it and its subsidiaries may be subject to certain U.S federal, state and local as well as foreign taxes on its income and property and to U.S federal income and excise taxes on its undistributed taxable income.
The Company has elected or may elect to treat certain of its existing or newly created corporate subsidiaries as taxable REIT subsidiaries (each a “TRS”). In general, a TRS may perform non-customary services for tenants of the REIT, hold assets that the REIT cannot or does not intend to hold directly and, subject to certain exceptions related to hotels and healthcare properties, may engage in any real estate or non-real estate related business. The Company uses TRS entities to conduct certain activities that cannot be conducted directly by a REIT, including investment management, property management including hotel operations as well as loan servicing and workout activities. A TRS is treated as a regular, taxable corporation for U.S income tax purposes and therefore, is subject to U.S federal corporate tax on its income and property.
Deferred Income Taxes—The provision for income taxes includes current and deferred portions. The current income tax provision differs from the amount of income tax currently payable because of temporary differences in the recognition of certain income and expense items between financial reporting and income tax reporting. The Company uses the asset and liability method to provide for income taxes, which requires that the Company's income tax expense reflects the expected future tax consequences of temporary differences between the carrying amounts of assets or liabilities for financial reporting versus income tax purposes. Accordingly, a deferred tax asset or liability for each temporary difference is determined based on enacted tax rates the Company expects to be in effect when the underlying items of income and expense are realized and the differences reverse. A deferred tax asset is also recognized for net operating loss carryforwards and the income tax effect of accumulated other comprehensive income items of the TRS entities. A valuation allowance for deferred tax assets is established if the Company believes it is more likely than not that all or some portion of the deferred tax assets will not be realized. Realization of deferred tax assets is dependent on the Company's TRS entities generating sufficient taxable income in future periods or employing certain tax planning strategies to realize such deferred tax assets.
Uncertain Tax Positions—Income tax benefits are recognized for uncertain tax positions that are more likely than not to be sustained based solely on their technical merits. Such uncertain tax positions are measured as the largest amount of benefit that is more-likely-than-not to be realized upon settlement. The difference between the benefit recognized and the tax benefit claimed on a tax return results in an unrecognized tax benefit. The Company periodically evaluates whether it is more likely than not that its uncertain tax positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations. As of December 31, 2015 and 2014, the Company has not established a liability for uncertain tax positions.
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
Diluted earnings per common share is based on the weighted-average number of common shares and the effect of potentially dilutive common share equivalents outstanding during the period. Potentially dilutive common share equivalents include shares to be issued upon the assumed conversion of the Company's outstanding convertible notes, which are included under the if-converted method when dilutive. The earnings allocated to common shareholders (numerator) is adjusted to add back the after-tax amount of interest expense associated with the convertible notes, except when doing so would be antidilutive.
Reclassification
Certain prior period amounts have been reclassified to conform to current period presentation, including debt issuance costs described below. Other reclassifications were immaterial and did not affect the Company's financial position, results of operations or its cash flows.
Recent Accounting Updates
Revenue Recognition—In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which amended the existing accounting standards for revenue recognition. ASU No. 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, at an amount reflecting the consideration a company expects to receive in exchange for those goods or services. ASU No. 2014-09 may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect as of the date of initial application recognized in retained earnings. ASU No. 2014-09 is effective for fiscal years and interim periods beginning after December 15, 2016. Early adoption is not permitted. In July 2015, the FASB deferred the effective date of the new standard by one year to fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted but not before the original effective date. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements.
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
Debt Issuance Costs—In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented on the balance sheet as a direct deduction from the associated debt liability, rather than deferring the charges as an asset. This aligns the presentation of debt issuance costs and debt discounts on the balance sheet. In August 2015, the FASB also issued ASU No. 2015-15, Interest—Imputation of Interest, to address the presentation of debt issuance costs specifically related to line of credit arrangements and clarified that an entity may defer and present such costs as an asset and amortize the costs ratably over the term of the line of credit arrangement, regardless of whether there are outstanding borrowings on the credit facility. ASU No. 2015-03 and ASU No. 2015-15 are effective for fiscal years and interim periods beginning after December 15, 2015, and will be applied retrospectively to each prior period presented. Early adoption is permitted. The Company adopted the new guidance effective December 31, 2015, and reclassified prior period balances to conform to the current period presentation. Debt issuance costs deferred as financing costs in other assets of $46.4 million was reclassified to reduce debt liability on the consolidated balance sheet as of December 31, 2014.

Measurement-Period Adjustments in Business Combinations—In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which requires that the cumulative impact of a measurement- period adjustment (including impact on prior periods) be recognized in the reporting period in which the adjustment amount is determined and therefore, eliminates the requirement to retrospectively account for the adjustment in prior periods presented. ASU No. 2015-16 is effective for fiscal years and interim periods beginning after December 15, 2015, and is to be applied prospectively to measurement-period adjustments that occur after the effective date. Early adoption is permitted. The Company adopted the new guidance effective October 1, 2015. The adoption did not have a significant impact on the consolidated financial statements.
Leases—In February 2016, the FASB issued ASU No. 2016-02, Leases, which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU No. 2016-02 is effective for fiscal years and interim periods beginning after December 31, 2018. Early adoption is permitted. The new leases standard requires adoption using a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.

3. Combination with Colony Capital
On April 2, 2015, pursuant to agreements dated December 23, 2014, OP completed its acquisition of the CCLLC trademark name and substantially all of its real estate investment management business and operations, excluding those conducted exclusively in connection with Colony American Homes, Inc. (“CAH”), which became an internally managed company. The Combination was subject to approval of two-thirds of the Company’s non-affiliated shareholders, which was received at a special meeting of shareholders held on March 31, 2015.
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
The consideration for the Combination consisted of an upfront and a contingent portion, as follows:

•
Upfront consideration paid in a combination of 1.43 million shares of Class A Common Stock, 563,987 shares of newly created Class B Common Stock and 21.34 million of OP Units, measured based upon the closing price of the Company’s common stock of $26.19 on April 1, 2015, as well as $61.4 million of cash payments made for working capital, transaction costs incurred on behalf of CCLLC and tax withholding on behalf of Mr. Saltzman. The aggregate upfront consideration was valued at $672.3 million.

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

Each share of Class B Common Stock and each OP Unit is, at the holder’s option, convertible into one share of Class A Common Stock, subject, in the case of OP Units, to the terms and conditions set forth in the operating agreement of OP.
The following table summarizes the total consideration and allocation to assets acquired and liabilities assumed at April 2, 2015. The amount of cash consideration was determined, in part, based upon the calculated net working capital of CCLLC at closing. In the fourth quarter of 2015, certain measurement period adjustments were identified which impacted provisional accounting, including final computation of the net working capital of CCLLC and an adjustment to deferred tax liability resulting from a change in the seller's tax basis related to the trade name as of acquisition date, as presented in the table below.

(In thousands)	As Reported At June 30, 2015 (1)	Measurement Period Adjustments	As Revised At December 31, 2015
Consideration
Cash	$60,900	$450	$61,350
Class A and Class B common stock issued	52,160		52,160
OP Units issued	558,794		558,794
Estimated fair value of contingent consideration (2)	69,500		69,500
	$741,354	$450	$741,804
Identifiable assets acquired and liabilities assumed
Cash	$5,015		$5,015
Fixed assets	46,396		46,396
Other assets	23,039	261	23,300
Intangible asset:
Investment management contracts	46,000		46,000
Customer relationships	46,800		46,800
Trade name	15,500		15,500
Notes payable	(44,337)		(44,337)
Deferred tax liability	(43,673)	7,753	(35,920)
Other liabilities	(18,454)	(763)	(19,217)
	76,286	7,251	83,537
Goodwill	665,068	(6,801)	658,267
	$741,354	$450	$741,804
__________

(1)
The estimated fair values and purchase price allocation at April 2, 2015 are subject to retrospective adjustments during the measurement period, not to exceed one year, based upon new information obtained about facts and circumstances that existed as of the date of acquisition.

(2)	Fair value of contingent consideration estimated as of April 2, 2015 is subject to remeasurement each reporting period, as discussed in Note 13.
See Note 8 for further discussions related to identifiable intangible assets and goodwill, and Note 13 for fair value measurement of contingent consideration.
Total income and net income attributable to Colony Capital, Inc. from the investment management segment, as included in the consolidated statement of operations, were $63.9 million and $21.0 million, respectively, for the period from acquisition date through December 31, 2015.
Pro Forma Results (Unaudited)
The following table presents pro forma results of the Company as if the Combination had been consummated on January 1, 2014. The amounts have been calculated pursuant to the application of the Company’s accounting policies and adjusting the results of CCLLC's operations to reflect additional compensation expense, depreciation and amortization, income tax, and after eliminating intercompany transactions of the combined entities and allocation of net income to OP Units. The pro forma results for the years ended December 31, 2015 and 2014 were adjusted to exclude acquisition-related expenses of approximately $15.1 million and $8.3 million, respectively. The pro forma results are not indicative of future operating results.

	Year Ended December 31,
(In thousands, except per share data)	2015	2014
Pro forma:
Total income	$873,075	$414,753
Net income attributable to Colony Capital, Inc.	166,662	111,124
Net income attributable to common stockholders	124,093	86,254
Net income per common share:
Basic	$1.09	$0.86
Diluted	$1.09	$0.86

4. Variable Interest Entities
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
The Company retains beneficial interests in the securitization vehicles, usually equity tranches or subordinate securities, or in the interim period, senior securities. Affiliates of the Company or appointed third parties act as special servicer of the underlying collateral mortgage loans. The special servicer has the power to direct activities during the loan workout process on defaulted and delinquent loans as permitted by the underlying contractual agreements, which is subject to the consent of the Company, as the controlling class representative or directing holder who, under certain circumstances, has the right to unilaterally remove the special servicer. As the Company’s rights as the directing holder and controlling class representative provide the Company the ability to direct activities that most significantly impact the economic performance of the securitization vehicles, for example, responsibility over decisions related to loan modifications and workouts, the Company maintains effective control over the loans transferred into the securitization trusts. Considering the positions retained by the Company in the securitization vehicles together with its role as controlling class representative or directing holder, the Company is deemed to be the primary beneficiary and consolidates these securitization vehicles. Accordingly, these securitizations did not qualify as sale transactions and are accounted for as secured financing with the underlying mortgage loans pledged as collateral.
All of the underlying assets, liabilities, equity, revenue and expenses of the securitization vehicles are consolidated within the Company's consolidated financial statements. The Company’s exposure to the obligations of the securitization vehicles is generally limited to its investment in these entities, which was $412.8 million and $282.1 million at December 31, 2015 and 2014, respectively. The Company is not obligated to provide any financial support to these securitization vehicles and did not do so in the periods reported.
Operating Subsidiary
The Company's operating subsidiary under the UPREIT structure, OP, is a limited liability company that has governing provisions that are the functional equivalent of a limited partnership. The Company holds the majority of membership interest in OP, acts as the managing member of OP and exercises full responsibility, discretion and control over the day-to-day management of OP. The noncontrolling interests in OP do not have either substantive liquidation rights, or substantive kick-out rights without cause, or substantive participating rights that could be exercised by a simple majority of noncontrolling interest members (including by such a member unilaterally). The absence of such rights, which represent voting rights in a limited partnership equivalent structure, would render OP to be a VIE. The Company, as managing member, has the power to direct the core activities of OP that most significantly affect OP's performance, and through its majority interest in OP, has both the right to receive benefits from and the obligation to absorb losses of OP. Accordingly, the Company is the primary beneficiary of OP and consolidates OP. As the Company conducts its business and holds its assets and liabilities through OP, the total assets and liabilities of OP comprise substantially all of the total consolidated assets and liabilities of the Company.
Sponsored Funds
The Company sponsors funds and other similar investment vehicles as general partner ("Sponsored Funds"), for the purpose of providing investment management services in exchange for management fees and performance-based fees. Sponsored Funds are established as limited partnerships or equivalent structures. The limited partners of Sponsored Funds do not have either substantive liquidation rights, or substantive kick-out rights without cause, or substantive participating rights, that could be exercised by a simple majority of limited partners or by a single limited partner. The absence of such rights, which represent voting rights in a limited partnership, results in the sponsored fund being considered a VIE. The Company invests alongside its Sponsored Funds through joint ventures between the Company and the Sponsored Funds. These co-investment joint ventures are consolidated by the Company. As general partner, the Company has capital commitments directly to the Sponsored Funds and as an affiliate of the general partner, capital commitments satisfied directly through the co-investment joint ventures. The nature of the Company's involvement with the Sponsored Funds comprise fee arrangements and equity interests which absorb insignificant variability. As the Company acts in the capacity of an agent of the Sponsored Funds, the Company is not the primary beneficiary and does not consolidate the Sponsored Funds. The Company accounts for its equity interest in the Sponsored Funds under the equity method. At December 31, 2015, the Company had one Sponsored Fund and its equity method investment balance in the Sponsored Fund was approximately $0.3 million.

5. Loans Receivable
Loans Held For Investment
The following table provides a summary of the Company’s loans held for investment.

	December 31, 2015				December 31, 2014
(Amounts in thousands)	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon	Weighted Average Maturity in Years	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon	Weighted Average Maturity in Years
Non-PCI Loans
Fixed rate
Mortgage loans	$871,556	$866,527	10.1%	4.2	$134,636	$126,185	6.4%	8.7
Securitized mortgage loans	135,519	138,366	6.4%	16.9	170,218	174,292	6.5%	17.1
B-notes	180,973	182,957	8.5%	2.4	143,376	140,312	8.5%	3.2
Mezzanine loans	169,262	171,295	11.8%	3.1	125,163	125,163	10.3%	4.6
	1,357,310	1,359,145			573,393	565,952
Variable rate
Mortgage loans	639,420	624,240	7.2%	1.7	331,192	326,491	6.9%	1.9
Securitized mortgage loans	1,051,822	1,048,522	5.5%	3.4	630,420	625,176	5.7%	6.2
B-notes	3,593	3,134	9.5%	2.3	—	—
Mezzanine loans	348,091	347,267	10.8%	0.7	367,863	365,825	10.9%	1.5
	2,042,926	2,023,163			1,329,475	1,317,492
	3,400,236	3,382,308			1,902,868	1,883,444
PCI Loans
Mortgage loans	1,008,839	693,934			334,500	239,702
Securitized mortgage loans	8,871	7,422			9,672	8,185
	1,017,710	701,356			344,172	247,887
Allowance for loan losses	—	(35,187)			—	(197)
Loans held for investment, net	$4,417,946	$4,048,477			$2,247,040	$2,131,134
Activity in loans held for investment is summarized below:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Carrying value at January 1	$2,131,134	$1,028,654	$333,569
Loan acquisitions and originations	1,145,704	1,735,526	876,503
Paid-in-kind interest added to loan principal	30,211	2,796	218
Discount and net loan fee amortization	17,062	46,053	6,945
Carrying value of loans sold	—	—	(70,280)
Noncash distribution of loan receivable to a noncontrolling interest	—	—	(18,500)
Loan repayments	(346,246)	(673,815)	(106,083)
Payments received from PCI loans	(514,818)	(11,725)	(544)
Accretion on PCI loans	158,468	35,115	3,108
Transfer to real estate assets upon foreclosure	(155,035)	—	—
Provision for loan losses, excluding interest receivable	(37,254)	(200)	—
Consolidation of loans receivable held by investment entities (Note 7)	1,629,496	—	—
Effect of changes in foreign exchange rates	(10,245)	(31,270)	3,718
Carrying value at December 31	$4,048,477	$2,131,134	$1,028,654
As discussed in Note 7, effective April 2, 2015, the Company was deemed to have a controlling financial interest in a number of its real estate investment entities previously accounted for under the equity method. As a result, the Company consolidated these investment entities, including loans receivable held by these entities, a majority of which were PCI loans.

Loan Maturity and Aging
Carrying value of loans held for investment before allowance for loan losses, excluding PCI loans, based on remaining maturities under contractual terms at December 31, 2015, was as follows:

(In thousands)
Due in one year or less	$726,385
Due after one year through five years	2,216,123
Due after five years	439,800
$3,382,308
The following table provides an aging summary of loans held for investment at carrying value before allowance for loan losses, excluding PCI loans.

(In thousands)	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total
At December 31, 2015	$3,357,454	$14,628	$1,509	$8,717	$3,382,308
At December 31, 2014	1,864,466	12,002	3,058	3,918	1,883,444
Troubled Debt Restructuring
The following table provides a summary of loans modified in TDRs in which the Company provided the borrower various concessions in interest rates, payment terms or default waivers.

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013
Number of TDRs	1	1	—
Carrying amount of loans restructured in TDR during the period	$26,667	$8,381	$—
Loss on TDR	278	—	—
At December 31, 2015 and 2014, carrying amount of TDR loans was $26.7 million and $8.4 million, respectively, and all TDR loans were performing according to their modified terms.
Purchased Credit-Impaired Loans
For the year ended December 31, 2015, no new PCI loans were acquired other than those acquired through consolidation of the investment entities on April 2, 2015. The following table presents these PCI loans at acquisition date on April 2, 2015:

(In thousands)
Contractually required payments including interest	$1,936,499
Less: Nonaccretable difference	(850,212)
Cash flows expected to be collected	1,086,287
Less: Accretable yield	(121,130)
Fair value of loans acquired	$965,157
Changes in accretable yield of PCI loans are as follows:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Beginning accretable yield	$98,523	$130,823	$—
Additions	—	3,067	131,037
Changes in accretable yield	12,199	13,436	—
Accretion	(158,468)	(35,115)	(3,108)
Consolidation of PCI loans held by investment entities (Note 7)	121,130	—	—
Effect of changes in foreign exchange rates	(6,745)	(13,688)	2,894
Ending accretable yield	$66,639	$98,523	$130,823

Nonaccrual Loans
Carrying value of loans before allowance for loan losses that have been placed on nonaccrual were as follows:

	December 31,
(In thousands)	2015	2014
Non-PCI loans	$10,226	$3,917
PCI loans	116,647	—
	$126,873	$3,917
At December 31, 2015 and 2014, there were no non-PCI loans past due 90 days or more that continued to accrue interest.
For the year ended December 31, 2015, interest income of $0.6 million was recognized on a cash basis related to PCI loans with carrying value of $34.1 million at December 31, 2015, as the Company did not have a reasonable expectation of the timing and amount of cash flows. There was no cash basis interest income recognized in 2014.
Allowance for Loan Losses
The allowance for loan losses and related carrying value of loans held for investment were as follows:

	December 31, 2015		December 31, 2014
(In thousands)	Allowance for Loan Losses	Carrying Value	Allowance for Loan Losses	Carrying Value
Non-PCI loans	$472	$7,827	$197	$3,438
PCI loans	34,715	203,527	—	—
	$35,187	$211,354	$197	$3,438
Changes in allowance for loan losses are presented below:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Allowance for loan losses at January 1	$197	$—	$—
Provision for loan losses	37,475	197	—
Charge-off	(2,485)	—	—
Allowance for loan losses at December 31	$35,187	$197	$—

6. Real Estate Assets
The Company's real estate assets comprise the following:

	December 31,
(In thousands)	2015	2014
Real Estate Held for Investment
Land	$578,577	$265,263
Buildings and improvements	2,619,872	1,385,155
Foreclosed properties	19,989	—
	3,218,438	1,650,418
Less: Accumulated depreciation	(86,220)	(6,421)
	3,132,218	1,643,997
Real Estate Held for Sale
Land, buildings and improvements	203,970	—
Foreclosed properties	93,917	—
	297,887	—
Real Estate Assets, Net	$3,430,105	$1,643,997
As discussed in Note 7, effective April 2, 2015, the Company was deemed to have a controlling financial interest in a number of its real estate investment entities previously accounted for under the equity method. As a result, the Company consolidated the real estate assets, both real estate held for investment and held for sale, including foreclosed properties, held by these investment entities.

Depreciation and Impairment
Depreciation expense on real estate held for investment was $83.2 million, $6.2 million and $0.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.
For the year ended December 31, 2015, impairment loss of $6.8 million was recognized on real estate held for sale, including properties disposed during the year and $0.3 million on real estate held for investment to write down these properties to their recoverable value. There was no impairment on real estate assets for the years ended December 31, 2014 and 2013.
Real Estate Acquisitions
The following table summarizes the Company's real estate acquisitions.

				Purchase Price Allocation
Acquisition Date	Property Type and Location	Number of Properties	Purchase Price (1)	Land	Buildings and Improvements	Lease Intangible Assets	Lease Intangible (Liabilities)	Other Assets	Other (Liabilities)
2015 (2)
Asset Acquisitions (3)
January	Education - Switzerland	2	$167,911	$16,450	$130,446	$21,015	$—	$—	$—
June	Office - Norway (4)	1	322,231	69,350	257,541	28,235	—	—	(32,895)
November	Office - France	1	31,000	3,936	24,096	3,661	(693)	—	—
Business Combinations (5) (6)									—
Various	Light industrial - Various in U.S.	34	345,463	53,257	280,380	17,724	(5,898)	—	—
December	Mixed use - United Kingdom	24	440,999	72,601	315,334	60,656	(7,592)	—	—
		62	$1,307,604	$215,594	$1,007,797	$131,291	$(14,183)	$—	$(32,895)
2014
Business Combinations (5)
June	Office - Arizona	1	$15,675	$—	$14,130	$1,835	$(290)	$—	$—
July	Industrial - Ohio	1	15,644	453	9,815	5,376	—	—	—
December	Light industrial - Various in U.S. (7)	257	1,604,534	256,491	1,256,843	92,144	(10,163)	27,784	(18,565)
		259	$1,635,853	$256,944	$1,280,788	$99,355	$(10,453)	$27,784	$(18,565)
2013
Business Combinations (5)
December	Office - Minnesota	1	$122,750	$8,319	$104,367	$10,064	$—	$—	$—
__________

(1)	Dollar amounts of purchase price and allocation to assets acquired and liabilities assumed are translated based on foreign exchange rates as of respective dates of acquisition, where applicable.

(2)	Useful life of real estate assets acquired in 2015 ranges from 30-46 years for buildings, 3-24 years for improvements and 2-20 years for lease intangibles.

(3)
These asset acquisitions are net lease properties in which the Company entered into sale-leaseback transactions with the sellers. Transaction costs associated with asset acquisitions are capitalized, totaling approximately $9.0 million in 2015.

(4)
The Company acquired equity in a subsidiary of the seller, partially financed by a non-callable bond, and assumed the liabilities of the entity acquired of $2.1 million, as well as the entity's tax basis, resulting in a tax basis difference recorded as a deferred tax liability of $30.8 million upon acquisition.

(5)
Acquisitions of real estate assets with existing leases where the sellers are not the lessees are classified as business combinations. Transaction costs associated with business combinations are expensed, totaling $22.2 million, $7.5 million and $0.6 million for 2015, 2014 and 2013, respectively.

(6)
The estimated fair values and purchase price allocation are provisional and subject to retrospective adjustments during the measurement period, not to exceed one year, based upon new information obtained about facts and circumstances that existed as of the date of acquisition.

(7)
The Company acquired a portfolio of light industrial real estate properties and associated operating platform from Cobalt Capital Partners, L.P. and its affiliates. Other assets and liabilities comprise cash of $7.8 million, accrued and other liabilities of $18.6 million and goodwill of $20.0 million. The acquisition of the real estate properties was completed through an indirectly owned operating partnership ("ColFin Industrial Partnership") with third-party limited partners representing a 37% ownership interest, while the Company acquired 100% of the associated operating platform.

Real estate acquisitions accounted for as business combinations in 2015 contributed $30.9 million and $22.8 million of property operating income and net loss, respectively, for the year ended December 31, 2015.

Pro Forma Results (Unaudited)
The following table presents pro forma results of the Company as if all 2015 and 2014 business combinations listed above had been completed on January 1, 2014. The pro forma results have been adjusted to exclude non-recurring acquisition-related expenses of approximately $22.2 million and $7.5 million for the years ended December 31, 2015 and 2014, respectively. The pro forma results are not necessarily indicative of future operating results.

	Year Ended December 31,
(In thousands, except per share data)	2015	2014
Pro forma:
Total income	$897,364	$522,249
Net income	269,486	155,827
Net income attributable to common stockholders	109,941	90,210
Net income per common share:
Basic	$0.98	$0.92
Diluted	$0.98	$0.92
Real Estate Held for Sale
In 2015, real estate assets with carrying value of $618.7 million were classified as held for sale, of which $320.8 million were disposed during the year for net gains of approximately $9.0 million. Additionally, $109.3 million of certain real estate assets which were consolidated as held for sale on April 2, 2015, were transferred into held for investment in July 2015 as the criteria for classification as held for sale were no longer met. Real estate classified as held for sale or disposed in 2015 did not constitute discontinued operations. There were no real estate assets carried as held for sale at December 31, 2014.
At December 31, 2015, real estate held for sale of $20.3 million were written down to estimated fair value less selling costs. Fair value on these properties were estimated based on broker price opinions, comparable market information or discounted cash flows using an 8% discount rate. Selling costs were estimated at 5% to 8% of fair value.
Property Operating Income
The components of property operating income are as follows:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Rental income	$193,293	$15,624	$592
Tenant reimbursements	51,530	5,338	197
Hotel operating income	55,048	—	—
	$299,871	$20,962	$789
Future Minimum Rents
The Company has operating leases with tenants that expire at various dates through 2034. Future contractual minimum rental payments to be received under noncancelable operating leases for real estate held for investment as of December 31, 2015 are as follows:

Year Ending December 31,	(In thousands)
2016	$222,003
2017	198,380
2018	167,133
2019	139,416
2020	117,137
2021 and after	637,541
Total	$1,481,610

7. Investments in Unconsolidated Joint Ventures
The Company's investments in unconsolidated joint ventures comprise the following:

	December 31,
(In thousands)	2015	2014
Equity method investments	$824,597	$1,646,977
Cost method investment	99,868	—
	$924,465	$1,646,977
Certain of the Company’s investments in real estate debt and equity are structured as joint ventures with one or more private investment funds or other investment vehicles managed by CCLLC or its affiliates, or to a lesser extent, with unaffiliated third parties. These investment entities are generally capitalized through equity contributions from the members, although certain investments are leveraged through various financing arrangements. Subsequent to the Combination, the Company sponsors funds and other similar investment vehicles under the Colony name as general partner and the Company continues to invest alongside its Sponsored Funds through joint ventures between the Company and the Sponsored Funds.
The assets of the investment entities may only be used to settle the liabilities of these entities and there is no recourse to the general credit of the Company nor the other investors for the obligations of these investment entities. Neither the Company nor the other investors are required to provide financial or other support in excess of their capital commitments. The Company’s exposure to the investment entities is limited to its equity method investment balance as of December 31, 2015 and December 31, 2014, respectively.
Equity Method Investments
Activity in the Company’s equity method investment is summarized below:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Balance at January 1	$1,646,977	$1,369,529	$877,081
Contributions	258,391	458,881	672,338
Distributions (1)	(423,725)	(225,736)	(279,161)
Equity in net income	47,605	73,829	100,708
Equity in other comprehensive (loss) income	(612)	1,511	9,827
Equity in realized loss (gain) reclassified from accumulated other comprehensive income	161	(4,681)	(12,935)
Equity method investment entities derecognized and consolidated	(957,009)	—	—
Equity method investments of newly consolidated investment entities	270,966	—	—
Foreign currency translation (loss) gain and other	(18,157)	(26,356)	1,671
Balance at December 31	$824,597	$1,646,977	$1,369,529
__________

(1)
In July 2015, the Company received total distributions of $77 million, which represented its 23.3% interest in a special distribution and a regular way quarterly distribution from its equity method investment in CAH, which represents the Single-Family Residential Rentals segment.

No single investment in an unconsolidated joint venture represented greater than 10% of total assets as of December 31, 2015 and 2014 or generated greater than 10% of net income before tax for the years ended December 31, 2015, 2014 and 2013.
Prior to the Combination, a majority of the Company’s investments in real estate debt and equity that were held in joint ventures with Co-Investment Funds were accounted for under the equity method as the Company did not have a controlling financial interest but exercised significant influence over these investment entities. Upon closing of the Combination on April 2, 2015, the Company became the investment manager of the Co-Investment Funds and employees of CCLLC, including those who are directors or officers of the investment entities, became employees of the Company. For real estate investment entities structured as joint ventures with Co-Investment Funds, combining the Company's interests with those held by the Co-Investment Funds, to which the Company now acts as investment manager, the Company is considered to have a controlling financial interest in these investment entities post-Combination. Therefore, the Combination represents a reconsideration event that resulted in a shift in controlling financial interest over these investment entities in favor of the Company. Accordingly, the Company consolidated 52 investment entities effective April 2, 2015. The Company did not acquire any economic interests in the Co-Investment Funds nor any additional economic interests in these investment entities as a result of the Combination.

Upon initial consolidation of the investment entities, the Company recorded the assets, liabilities, and noncontrolling interests of these entities at estimated fair values as of April 2, 2015, classified under the Level 3 fair value hierarchy, as follows:

•
Loans receivable, consisting of first mortgages and subordinated mortgages, were valued based on discounted cash flow projections of principal and interest expected to be collected, which includes consideration of the financial standing of the borrower or sponsor as well as operating results of the underlying collateral, with discount rates ranging from approximately 7% to 18.6%.

•
Operating properties were valued based on market comparables or discounted cash flows using estimated net operating income of the respective properties and in some cases, considering a potential sales strategy, with discount rates between 9.75% to 14%.

•	Carrying value of loans receivables and real estate assets approximated their fair values for investments that were recently originated or acquired.

•	Debt obligations of the investment entities were consolidated at the outstanding principal as all debt consolidated was indexed to LIBOR and existing credit spreads approximated market rates.

•	The carrying values of cash, interest receivable, due from affiliates and accrued and other liabilities approximated fair values due to their short term nature.

•	Noncontrolling interests were primarily determined at their proportionate share of the net assets determined as described above.
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
Total income and net income attributable to OP from these consolidated investment entities included in the consolidated statement of operations for the year ended December 31, 2015 were $264.4 million and $67.4 million, respectively.
Cost Method Investment
In January 2015, OP funded its equity commitment of $50 million to an investor consortium, alongside $50 million from a passive co-investment partner, for the acquisition of common stock in an investee. The Company uses the cost method to account for this non-marketable equity investment as it has neither a controlling interest nor significant influence over the underlying investee. No dividend income was recorded for the year ended December 31, 2015.
Related Party Transactions of Unconsolidated Joint Ventures
Prior to the Combination, CCLLC and its affiliates incurred compensation, overhead and direct costs, as well as costs of property management on behalf of the joint ventures and AMCs, for which they were reimbursed by the joint ventures for amounts allocated. Subsequent to the Combination, the Company has assumed the activities of the Manager and has consolidated all of the AMCs and a majority of the joint ventures. Therefore, such costs and corresponding reimbursements have been eliminated upon consolidation. Total costs from such affiliates allocated to the joint ventures were $2.3 million for the three months ended March 31, 2015, and $33.7 million and $26.7 million for the years ended December 31, 2014 and 2013, respectively. The Company’s proportionate share, based upon its percentage interests in the joint ventures, were $0.8 million for the three months ended March 31, 2015, and $8.9 million and $7.3 million for the years ended December 31, 2014 and 2013, respectively.

8. Deferred Leasing Costs and Intangibles
The following table summarizes deferred leasing costs and intangible assets and intangible liabilities arising from acquisitions of operating real estate, including purchase-leaseback transactions, as well as acquisition of the investment management business:

	December 31, 2015			December 31, 2014
(In thousands)	Carrying Amount (Net of Impairment)	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$678,267	NA	$678,267	$20,000	NA	$20,000
Deferred Leasing Costs and Intangible Assets (1)
Trade name	$15,500	NA	$15,500	$—	NA	$—
In-place lease values	144,863	(27,780)	117,083	48,018	(2,295)	45,723
Above-market lease values	32,774	(7,708)	25,066	23,194	(280)	22,914
Below-market ground lease obligations	36,635	(39)	36,596	1,420	(14)	1,406
Deferred leasing costs	71,710	(12,647)	59,063	36,788	(771)	36,017
Investment management contracts	41,897	(13,985)	27,912	—	—	—
Customer relationships	46,800	(2,507)	44,293	—	—	—
Total deferred leasing costs and intangible assets	$390,179	$(64,666)	$325,513	$109,420	$(3,360)	$106,060
Intangible Liabilities (1)
Below-market lease values	$28,879	$(4,523)	$24,356	$10,282	$(114)	$10,168
Above-market ground lease obligations	171	(5)	166	171	—	171
Total intangible liabilities	$29,050	$(4,528)	$24,522	$10,453	$(114)	$10,339
__________

(1)
Lease intangible assets and liabilities in connection with real estate business combinations in 2015 are based on estimated fair values and purchase price allocations that are provisional and subject to retrospective adjustments during the measurement period, not to exceed one year, based upon new information obtained about facts and circumstances that existed as of the date of acquisition.

Held for Sale
At December 31, 2015, intangible assets and intangible liabilities related to real estate assets held for sale were approximately $9.9 million and $35,000, respectively. There were no intangible assets and intangible liabilities held for sale at December 31, 2014.
Acquisitions of Operating Real Estate
Goodwill—Goodwill of $20.0 million arising from the acquisition of a light industrial operating platform on December 18, 2014 represents the value of the acquired operating platform, which primarily consists of its work force and business processes. The goodwill amount recognized is not expected to be deductible for income tax purposes. This goodwill is assigned and reported under the light industrial platform segment. As of December 31, 2015, no indications of potential impairment to goodwill were identified.
Lease Intangibles—Lease intangibles are amortized on a straight-line basis over the remaining term of the respective lease contracts assumed upon acquisition.
Acquisition of Investment Management Business
Goodwill
Goodwill of $658.3 million was recognized in connection with the acquisition of the investment management business through the Combination. This goodwill reflects, in part, the expected cost savings resulting from the internalization through direct incurrence of operating costs relative to a management fee charge, the ability to raise additional equity without a proportionate increase in the cost of managing the Company and control over key functions critical to the growth of the business. The goodwill amount recognized is not expected to be deductible for income tax purposes. This goodwill is assigned and reported under the investment management segment. Based on an annual impairment assessment performed in the fourth quarter of 2015, no indications of impairment to goodwill were identified.

Identifiable Intangible Assets
As a result of the acquisition of the investment management business, the Company recognized identifiable intangible assets which include the Colony trade name as well as contractual rights to earn future fee income from in-place investment management contracts and customer relationships with institutional clients of private funds.
Investment Management Contracts—In-place investment management contracts were valued using the income approach and represent the discounted incremental after tax cash flows or excess earnings attributable to the future management fee income from these contracts over their remaining lives. The discount rate applied at 8% is reflective of returns on fixed income instruments adjusted for the risk associated with a management fee income stream. Contractual rights from investment management contracts are amortized in accordance with their expected future cash flows over the remaining contractual period of the agreements ranging between 3 to 5 years.
In the fourth quarter of 2015, an impairment of $4.1 million on investment management contracts was recognized in impairment loss, determined as the excess of fair value, measured using the same valuation methodology at acquisition, over carrying value of the affected contracts. The impairment arose primarily from earlier realization of investments which reduced the fee base and fee concessions on funds in liquidation.
Customer Relationships—Customer relationships were valued using the income approach and represent the discounted incremental after tax cash flows or excess earnings attributable to the potential fee income from repeat customers through future funds to be sponsored by the Company. A customer retention rate of 25% was used based on the Company's historical rate of reinvestments by existing customers. Discount rates of 16% for management fees and 30% for performance fees applied were based on the Company's weighted average cost of capital, adjusted for the relative risk of the respective future income streams. Customer relationships are amortized on a straight-line basis over the estimated life of future funds to be sponsored by the Company ranging between 11 to 14 years.
Trade Name—The value of the trade name was calculated based upon the discounted savings of royalty fees and is derived by applying a hypothetical royalty rate of 1% against expected fee income. The rate reflects the value ascribed to trade names within the investment management industry. The trade name is not subject to amortization as it is determined to have an indefinite useful life.
Amortization
The following table summarizes the amortization of deferred leasing costs and finite-lived intangible assets and intangible liabilities:

	Year Ended December 31,
(Amounts in thousands)	2015	2014
Above-market lease values	$(7,647)	$(280)
Below-market lease values	4,427	114
Net decrease to rental income	$(3,220)	$(166)

Net below-market ground lease obligations
Increase to rent expense	$20	$13

In-place lease values	$25,865	$2,224
Deferred leasing costs	12,130	751
Investment management contracts	13,985	—
Customer relationships	2,507	—
Amortization expense	$54,487	$2,975
The following table presents the estimated annual amortization of deferred leasing costs and finite-lived intangible assets and intangible liabilities for each of the next five years and thereafter:

(In thousands)
Year Ending December 31,	2016	2017	2018	2019	2020	2021 and after	Total
Above-market lease values	$(9,062)	$(5,952)	$(3,744)	$(1,807)	$(1,263)	$(3,238)	$(25,066)
Below-market lease values	5,830	4,910	3,613	1,851	1,348	6,804	24,356
(Decrease) Increase to rental income	$(3,232)	$(1,042)	$(131)	$44	$85	$3,566	$(710)

Net below-market ground lease obligations
Increase to rent expense	$348	$348	$348	$348	$349	$34,689	$36,430

In-place lease values	$30,956	$19,013	$13,089	$9,592	$7,629	$36,804	$117,083
Deferred leasing costs	12,200	10,002	8,063	5,983	4,341	18,474	59,063
Investment management contracts	13,794	8,625	3,555	1,279	508	151	27,912
Customer relationships	3,343	3,343	3,343	3,343	3,343	27,578	44,293
Amortization expense	$60,293	$40,983	$28,050	$20,197	$15,821	$83,007	$248,351

9. Other Assets and Other Liabilities
Other Assets
The following table summarizes the Company's other assets:

	December 31,
(In thousands)	2015	2014
Restricted cash (1)	$187,208	$76,945
Deferred financing costs, net (2)	4,083	4,704
Interest receivable	34,074	11,405
Other receivables, including straight-line rents	43,130	1,378
Derivative assets	21,636	26,479
Deferred tax asset	—	6,713
Prepaid expenses and other	21,320	7,721
Fixed assets, net	48,463	—
Total (3)	$359,914	$135,345
__________

(1)
Restricted cash includes borrower escrow accounts, tenant security deposits and escrow accounts for interest, property taxes and capital expenditure reserves required under secured financing agreements.

(2)	Deferred financing costs relate to revolving credit arrangements and are shown net of accumulated amortization of $6.8 million and $6.9 million as of December 31, 2015 and 2014, respectively.

(3)	At December 31, 2015, other assets related to real estate held for sale was $3.7 million. There were no other assets held for sale at December 31, 2014.
Fixed assets consist of the following:

(In thousands)	December 31, 2015
Leasehold improvements	$3,870
Furniture, fixtures, equipment and software	2,542
Aircraft	45,304
51,716
Less: Accumulated depreciation and amortization	(3,253)
Fixed assets, net (1)	$48,463
__________

(1)
The Company did not hold any fixed assets prior to and as of March 31, 2015. Fixed assets were acquired through the Combination. Depreciation and amortization of fixed assets was $3.3 million for the year ended December 31, 2015.

Accrued and Other Liabilities
The following table summarizes the Company's accrued and other liabilities:

	December 31,
(In thousands)	2015	2014
Borrower and tenant reserves	$116,800	$74,237
Deferred income	41,671	8,750
Interest payable	18,071	10,990
Intangible liabilities, net	24,522	10,339
Derivative liabilities	507	6,718
Current and deferred tax liabilities	44,951	429
Accrued compensation	11,495	—
Accounts payable and other liabilities	67,572	16,656
Total (1)	$325,589	$128,119
__________

(1)
Intangible liabilities of $35,000 and accrued and other liabilities of $9.1 million were related to real estate assets held for sale at December 31, 2015. There were no accrued and other liabilities held for sale at December 31, 2014.

10. Debt
Components of debt are summarized as follows:

	December 31,
(In Thousands)	2015	2014
Line of credit	$315,000	$164,000
Secured and unsecured debt	3,313,550	1,979,665
Less: Debt issuance costs	(40,826)	(31,311)
	$3,587,724	$2,112,354
Line of Credit
The Company has a credit facility (the “JPM Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent, and certain lenders. As of December 31, 2015, the JPM Credit Agreement provides a secured revolving credit facility in the maximum principal amount of $800 million, which was increased from $645 million on July 8, 2015.
The maximum amount available to borrow under the JPM Credit Agreement at any time is limited by a borrowing base of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of net book value or a multiple of Core Earnings (as defined in the management agreement between the Company and the Manager). As of December 31, 2015, the borrowing base valuation was sufficient to permit borrowings of up to the entire $800 million commitment.
Advances under the amended and restated JPM Credit Agreement accrue interest at a per annum rate equal to the sum of one-month LIBOR plus 2.75%. At December 31, 2015, the Company had outstanding borrowings bearing weighted average interest at 3.06%. The Company also pays a commitment fee of 0.5% or 0.4% of the unused amount (0.5% at December 31, 2015), depending upon usage.
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
The JPM Credit Agreement contains various affirmative and negative covenants, including financial covenants that require the Company to maintain minimum tangible net worth and liquidity levels and financial ratios, as defined in the JPM Credit Agreement. At December 31, 2015, the Company was in compliance with all of these financial covenants.
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
Secured and Unsecured Debt
A number of financing arrangements at previously unconsolidated investment entities are now consolidated as a result of the Combination (Note 7). The following table summarizes certain information about the Company's secured and unsecured debt:

(Amounts in thousands)					Outstanding Principal at
		Interest Rate (per annum)	Maturity Date	Payment Terms (2)	December 31,
Type (1)	Collateral				2015	2014
Secured Debt:
Secured financing (3)	Portfolio of first mortgage loans and subordinated loan	1-month LIBOR+3.75%	Apr-2016	P&I	$23,123	$—
Secured financing (3)	Portfolio of first mortgage loans and subordinated loan	1-month LIBOR+3.75%	Apr-2016	P&I	10,965	—
Secured financing (3)	Portfolio of first mortgage loans and subordinated loan	1-month LIBOR+4.0%	Jun-2016	P&I	5,869	—
Secured financing (3)	Portfolio of first mortgage loans and subordinated loan	1-month LIBOR+3.75%	Aug-2016	P&I	8,579	—
Secured financing (3)	Portfolio of first mortgage loans and subordinated loan	1-month LIBOR+3.25%	Sept-2016	P&I	4,351	—
Secured financing (3)	Portfolio of first mortgage loans and subordinated loan	1-month LIBOR+2.85%	Dec-2017	P&I	73,543	90,164
Secured financing (4)	First mortgage loan secured by residential properties	1-month LIBOR+3.75%	Mar-2016	P&I	10,314	—
Secured financing (5)	Senior participation interest in a first mortgage loan and subordinated loan	1-month LIBOR+2.85%	NA	P&I	—	80,213
Warehouse facility (6)	Eligible first mortgage loans originated within Transitional CRE Lending Platform	1 month LIBOR+2.50%	Feb-2017	I/O	48,198	85,520
Warehouse facility (6)	Eligible first mortgage loans, including any corresponding mezzanine loans, originated within Transitional CRE Lending Platform	1 month LIBOR+2.50% to 2.75%	Apr-2018	I/O	114,433	—
First mortgage loan (7)	Hotel properties	1-month LIBOR+4.65%	Jan-2019	(7)	94,000	—
First mortgage loan (8)	Office property in Phoenix	1-month LIBOR+2.65%	Jul-2018	I/O	13,500	—
First mortgage loan	Office property in Minnesota	4.84% fixed	Jan-2024	P&I	88,000	88,000
First mortgage loan (9)	Commercial properties in United Kingdom	3-month LIBOR+2.50%	Aug-2018	I/O	88,121	—
First mortgage loan (10)	Office properties throughout Italy	4.02% fixed	Nov-2018	(10)	79,133	—
First mortgage loan (11)	Warehouse properties in Spain	3-month Euribor+2.80%	Jun-2022	I/O	25,540	—
First mortgage loan (12)	Portfolio of light industrial properties across the U.S.	1-month LIBOR+2.25%	Dec-2019	I/O	917,469	1,088,500
First mortgage loan	Portfolio of light industrial properties across the U.S	3.80% fixed	Aug-2025	I/O	165,750	—
First mortgage loans	Two higher education campuses in Switzerland	2.72% fixed	Dec-2029	P&I	120,947	—
First mortgage loan	Office property in France	1.89% fixed	Nov-2022	I/O	17,050	—
First mortgage loan (13)	Portfolio of office, retail and other commercial properties in United Kingdom	3-month LIBOR+2.75%	Dec-2018	(13)	236,911	—
Bond payable	Office property in Norway and shares of borrowing entity	3.91% fixed	Jun-2025	I/O	180,960	—
Revolving credit facility	Portfolio of light industrial properties across the U.S	1-month LIBOR+2.25%	Jul-2016	I/O	23,730	—
Revolving credit facility	Partner capital commitments	1-month LIBOR+1.60%	Sept-2016	I/O	104,400	—
					2,454,886	1,432,397

(Amounts in thousands)					Outstanding Principal at
		Interest Rate (per annum)	Maturity Date	Payment Terms (2)	December 31,
Type (1)	Collateral				2015	2014
Commercial Mortgage-Backed Securitization ("CMBS") Debt:
CMBS 2014-FL1 (14)	Portfolio of first mortgage loans originated within Transitional CRE Lending Platform	1-month LIBOR+1.78%	Apr-2031	I/O	126,248	126,204
CMBS 2014-FL2 (14)	Portfolio of first mortgage loans originated within Transitional CRE Lending Platform	1-month LIBOR+2.02%	Nov-2031	I/O	203,734	197,655
CMBS 2015-FL3 (14)	Portfolio of first mortgage loans originated within Transitional CRE Lending Platform	1-month LIBOR+2.36%	Sept-2032	I/O	340,350	—
CMBS MF 2014-1 (15)	Portfolio of first mortgage loans secured by multifamily properties	2.54% fixed	(15)	I/O	145,349	213,409
					815,681	537,268
Unsecured Debt:
Unsecured note (16)	—	—	Dec-2017	NA	—	10,000
Notes Payable:
Promissory notes (17)	Corporate aircraft	5.02% fixed	Dec-2025	P&I	42,983	—
Total					$3,313,550	$1,979,665
__________

(1)	All secured and unsecured debt presented in the table are non-recourse unless otherwise stated as recourse debt.

(2)
Payment terms: P&I = Periodic payment of principal and interest; I/O = Periodic payment of interest only with principal at maturity (except for principal repayments to release collateral properties disposed)

(3)
These financings in connection with loan portfolio acquisitions require monthly interest payments and principal curtailment based upon the ratio of principal outstanding to collateral cost basis. The current principal curtailment requirement ranges from 65% to 80% of all excess cash flow from the underlying loan portfolios, after payment of certain loan servicing fees and monthly interest, but may increase or decrease in the future. The financing arrangements provide for either a single or a multiple 1-year extension option to the initial term.

(4)	The variable interest rate on the loan was fixed at 4.28% through an interest rate swap.

(5)	This financing in connection with a loan portfolio acquisition was paid off in April 2015.

(6)
The Company entered into two master repurchase agreements with different commercial banks to partially finance loans within its Transitional Commercial Real Estate ("CRE") Lending Platform. The initial term of each warehouse facility is subject to a 1-year extension option. The facility maturing in February 2017 is full recourse to OP and provides up to $150 million in financing. The facility maturing in April 2018 is partial recourse and provides up to $250 million in financing.

(7)
Initial term on the loan is subject to two 1-year extensions. Payment terms is interest only through January 2017, followed by periodic principal and interest payments for the remaining term of the loan. The loan requires an interest rate cap to be maintained at a 3.00% strike on 1-month LIBOR.

(8)	Initial term on the loan is subject to two 1-year extensions, during which principal and interest payments are required.

(9)	The loan has two 1-year extensions on its initial term and requires an interest rate cap to be maintained at a 2.25% strike on 3-month LIBOR.

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

(12)
This loan was obtained in connection with the acquisition of the portfolio of light industrial real estate assets and operating platform in December 2014, has three 1-year extension options, with interest rate increasing to 1-month LIBOR plus 2.5% after the fourth anniversary date, and requires an interest rate cap to be maintained at a 3.0% strike on 1-month LIBOR. At December 31, 2015, $4.9 million of the outstanding principal balance was related to real estate assets held for sale.

(13)
Initial term on the loan is subject to a 2-year extension. Payment terms is interest only up to August 2016, followed by periodic principal and interest payments for the remaining life of the loan. The loan requires an interest rate cap to be maintained at a 3.00% strike on 1-month LIBOR. At December 31, 2015, $4.1 million of the outstanding principal balance was related to real estate assets held for sale.

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

(15)
The Company transferred acquired loans, secured by multifamily properties, into a securitization trust, Colony Multifamily Mortgage Trust 2014-1, with the most senior certificates issued by the trust sold to third parties and the Company retaining the remaining certificates. The securitization was accounted for as a secured financing with the underlying mortgage loans pledged as collateral. Although the certificates do not have a contractual maturity date, principal repayments from the underlying collateral loans must be applied to repay the debt until the balance is paid in full. The underlying collateral loans have initial remaining terms of 1 to 24 years.

(16)
As discussed in Note 3, in connection with the acquisition of the portfolio of light industrial real estate assets and operating platform in December 2014, the Company issued an unsecured note, scheduled to mature on the third anniversary of the acquisition date, to an affiliate, CCM. In May 2015, CCM exercised its rights pursuant to provisions under the note and contributed the note to OP in exchange for OP Units (Note 15).

(17)	In connection with the Combination, the Company assumed two promissory notes, with full recourse, bearing interest at a fixed weighted-average rate of 5.02%.
The financing agreements require minimum scheduled principal payments or payments that depend upon the net cash flows from the collateral assets and the ratio of principal outstanding to collateral.
The following table summarizes such future scheduled minimum principal payments, excluding CMBS debt, as of December 31, 2015.

Year Ending December 31,	(In thousands)
2016	$280,770	(1)
2017	103,989	(1)
2018	491,995	(1)
2019	1,016,387
2020	7,959
2021 and after	603,158
Total	$2,504,258
__________

(1)	Amounts include a combined $6.4 million of discount on seller-provided zero-interest financing being accreted to debt principal.
CMBS debt obligations are estimated to be repaid earlier than the contractual maturity only if proceeds from the underlying loans are repaid by the borrowers. Future principal payments based on contractual maturity or otherwise based on reasonable expectations of cash flows from the underlying loans as of December 31, 2015 are as follows:

(In thousands) Year Ending December 31,	Contractual Maturity	Expectations of Cash Flows
2016	$—	$157,091
2017	—	411,266
2018	—	206,556
2019	—	21,975
2020	—	18,346
2021 and after	815,681	447
Total	$815,681	$815,681
Convertible Senior Notes
Convertible Senior Notes issued by the Company and outstanding are as follows:

				Conversion Price (per share of common stock)		December 31, 2015		December 31, 2014
Description	Issuance Date	Due Date	Interest Rate		Redemption Date	Outstanding Principal (in thousands)	Carrying Amount (in thousands) (1)	Outstanding Principal (in thousands)	Carrying Amount (in thousands) (1)
5% Convertible Senior Notes	April 2013	April 15, 2023	5.00% fixed	$23.60	On or after April 22, 2020	$200,000	$195,069	$200,000	$194,531
3.875% Convertible Senior Notes	January and June 2014	January 15, 2021	3.875% fixed	24.82	On or after January 22, 2019	402,500	396,010	402,500	394,879
						$602,500	$591,079	$602,500	$589,410
__________

(1)	Net of debt issuance costs of $13.1 million and $15.1 million at December 31, 2015 and 2014, respectively.

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
Gross fair value of derivative assets and derivative liabilities are as follows:

	December 31, 2015			December 31, 2014
(In thousands)	Designated Hedges	Non-Designated Hedges	Total	Designated Hedges	Non-Designated Hedges	Total
Derivative Assets
Foreign exchange contracts	$19,773	$426	$20,199	$25,820	$—	$25,820
Interest rate contracts	5	1,432	1,437	402	257	659
Included in other assets	$19,778	$1,858	$21,636	$26,222	$257	$26,479
Derivative Liabilities
Foreign exchange contracts	$505	$—	$505	$6,718	$—	$6,718
Interest rate contracts	2	—	2	—	—	—
Included in accrued and other liabilities	$507	$—	$507	$6,718	$—	$6,718
Certain counterparties to the derivative instruments require the Company to deposit cash or other eligible collateral for derivative financial liabilities exceeding $100,000. As of December 31, 2015, the Company had no amounts on deposit related to these agreements.
Foreign Exchange Contracts
The following table summarizes the aggregate notional amounts of designated and non-designated foreign exchange contracts in place as of December 31, 2015 along with certain key terms:

Hedged Currency	Instrument Type	Notional Amount (in thousands)				FX Rates ($ per unit of foreign currency)	Range of Expiration Dates
		Designated		Non-Designated
EUR	FX Collar		€128,781		€644	Min $1.09 / Max $1.53	July 2017 to November 2020
GBP	FX Collar		£65,523		£2,477	Min $1.45 / Max $1.82	September 2017 to December 2019
EUR	FX Forward		€129,119		€781	Range between $1.07 to $1.27	March 2016 to July 2018
GBP	FX Forward		£14,711		£339	Range between $1.49 to $1.51	February 2016 to June 2016
CHF	FX Forward	CHF	52,996	CHF	2,549	Range between $1.47 to $1.50	January 2030
NOK	FX Forward	NOK	923,000	NOK		$0.12	May 2016
Designated Net Investment Hedges
The Company’s foreign denominated net investments in subsidiaries or joint ventures totaled approximately €311.2 million, £126.4 million, CHF54.4 million and NOK895.5 million, or a total of $679.9 million, as of December 31, 2015 and €315.9 million and £128.0 million, or a total of $581.7 million, as of December 31, 2014.
The Company entered into foreign exchange contracts to hedge the foreign currency exposure of its investments in foreign subsidiaries or equity method joint ventures, designated as net investment hedges, as follows:

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

These foreign exchange contracts are used to protect certain of the Company’s foreign denominated investments and receivables from adverse foreign currency fluctuations, with notional amounts and termination dates based upon the anticipated return of capital from the investments.
For the year ended December 31, 2015, including the impact from consolidation of foreign equity method investments on April 2, 2015, net realized gains of $47.0 million on designated net investment hedges were reclassified out of AOCI. This included $39.3 million recorded as a component of gain on remeasurement of consolidated investment entities, net. Additionally, a net realized gain of $7.7 million was transferred into other gain (loss), net, following substantially complete liquidations of underlying investments of foreign subsidiaries. There were no realized gains or losses on net investment hedges transferred from equity into earnings during the year ended December 31, 2014.
Non-Designated Hedges
For the year ended December 31, 2015, the Company recognized $7,000 of net unrealized loss, on the dedesignated portion of net investment hedges in other gain (loss), net. For the year ended December 31, 2014, there were no dedesignations of net investment hedges.
Interest Rate Contracts
The Company uses various interest rate derivatives, designated as cash flows hedges or otherwise non-designated, to limit the exposure of increases in interest rates on various floating rate debt obligations.
As of December 31, 2015, the Company held the following designated and non-designated interest rate contracts:

	Notional Amount (in thousands)
Instrument Type	Designated	Non-Designated	Index	Strike	Expiration
Interest rate swaps	$10,850	$—	1-Month LIBOR	4.28%	March 2016
Interest rate caps	$750,000	$476,750	1-Month LIBOR	3.00%	December 2016 to January 2019
Interest rate caps	$—	$95,387	1-Month LIBOR	2.50%	April 2016 to December 2016
Interest rate caps	€—	€23,750	3-Month EURIBOR	1.50%	June 2022
Interest rate caps	£—	£206,552	3-Month LIBOR	2.00% to 2.25%	November 2018 to December 2018
Designated Cash Flow Hedges
Unrealized loss of approximately $0.1 million for ineffectiveness related to a cash flow hedge was recorded in other gain (loss), net for the year ended December 31, 2015. There was no ineffectiveness on cash flow hedges for the year ended December 31, 2014.
Non-Designated Hedges
For the years ended December 31, 2015 and 2014, net unrealized loss associated with non-designated interest rate contracts of $0.8 million and $4,000 were recorded in other gain (loss), net.

12. Balance Sheet Offsetting
The Company enters into agreements subject to enforceable master netting arrangements with its derivative counterparties that allow the Company to offset the settlement of derivative assets and liabilities in the same currency by derivative instrument type or, in the event of default by the counterparty, to offset all derivative assets and liabilities with the same counterparty. The Company has elected not to net derivative asset and liability positions, notwithstanding the conditions for right of offset may have been met. The Company presents derivative assets and liabilities with the same counterparty on a gross basis on the consolidated balance sheets. The table below sets forth derivative positions where the Company has a right of set off under netting arrangements with the same counterparty.

		Gross Amounts Not Offset on Consolidated Balance Sheets
(In thousands)	Gross Amounts of Assets (Liabilities) Included on Consolidated Balance Sheets	(Assets) Liabilities	Cash Collateral Received (Pledged)	Net Amounts of Assets (Liabilities)
December 31, 2015
Derivative Assets
Foreign exchange forwards	$5,907	$(58)	$—	$5,849
Foreign exchange collars	14,292	(66)	—	14,226
Interest rate caps	1,437	—	—	1,437
	$21,636	$(124)	$—	$21,512
Derivative Liabilities
Foreign exchange forwards	$(439)	$58	$—	$(381)
Foreign exchange collars	(66)	66	—	—
Interest rate swap	(2)	—	—	(2)
	$(507)	$124	$—	$(383)

December 31, 2014
Derivative Assets
Foreign exchange forwards	$10,667	$—	$—	$10,667
Foreign exchange collars	15,153	(6,718)	—	8,435
Interest rate caps	480	—	—	480
Interest rate swap	179	—	—	179
	$26,479	$(6,718)	$—	$19,761
Derivative Liabilities
Foreign exchange collars	$(6,718)	$6,718	$—	$—
	$(6,718)	$6,718	$—	$—

13. Fair Value Measurements
Recurring Fair Values
Derivatives—Derivative assets and derivative liabilities are carried at fair value on a recurring basis and classified under Level 2 fair value hierarchy, as presented in Note 11, Derivatives and Hedging. These interest rate contracts and foreign exchange contracts are traded over-the-counter and valued based on observable inputs such as contractual cash flows, yield curve, foreign currency rates and credit spreads, taking into consideration any credit valuation adjustments, as applicable. Although credit valuation adjustments, such as the risk of default, rely on Level 3 inputs, the Company has determined that these inputs are not significant to the overall valuation of its derivatives. As a result, derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Contingent Consideration—Contingent consideration payable in connection with the Combination, included in due to affiliates, is remeasured at fair value each reporting period using a third party valuation service provider and classified under Level 3 of the fair value hierarchy. At closing of the Combination on April 2, 2015, the fair value was measured using a discounted payout analysis that was based on probability-weighted average estimates of achieving prescribed multi-year performance targets. These targets include a contractually-defined funds from operations ("Benchmark FFO") per share metric and capital raising in the funds management business. If the minimum performance target for either of these metrics is not met or exceeded, a portion of the contingent consideration paid in respect of the other metric would not be paid out in full. Beginning September 30, 2015, the Company estimated the fair value of contingent consideration tied to Benchmark FFO by using a Monte Carlo simulation technique and considered the volatility of the Company's Class A common stock price against the potential payout. At December 31, 2015, the contingent consideration was estimated at a fair value of approximately $53.0 million. The change in valuation methodology followed the stock market dislocation in August 2015 and the resulting increase in market volatility. The $16.5 million decrease in estimated fair value of the contingent consideration since closing of the Combination on April 2, 2015 through December 31, 2015 primarily reflected the effects of a sustained decline in the Class A common stock price, and was recognized as a component of other gain (loss), net. In addition to the Company's Class A common stock price at December 31, 2015 and projected Benchmark FFO during the contingency period, the fair value of contingent consideration tied to Benchmark FFO was estimated using the following key inputs:

Significant Unobservable Input	Input Value	Impact to Fair Value from Increase in Input (2)
Benchmark FFO volatility	20.6%	Increase
Equity volatility	28.1%	Increase
Correlation (1)	80.0%	Increase
__________

(1)	Represents the assumed correlation between Benchmark FFO and the Company's Class A common stock price

(2)
This is the directional change in fair value of the contingent consideration that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the reverse effect. Significant increases or decreases in these inputs in isolation could result in significantly higher or lower fair value measure of the contingent consideration.

Nonrecurring Fair Values
The Company holds certain assets carried at fair value on a nonrecurring basis, which comprise loans held for sale, foreclosed properties and real estate held for sale carried at the lower of carrying value and fair value less estimated costs to sell. There were no assets carried at nonrecurring fair values at December 31, 2014. Nonrecurring fair values at December 31, 2015 consisted of real estate held for sale that were written down to fair value less disposal costs, classified as Level 3, as discussed in Note 6.
Fair Value Disclosure of Financial Instruments Reported at Cost
Carrying amounts and estimated fair values of financial instruments reported at amortized cost are presented below:

	Fair Value Measurements				Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total
December 31, 2015
Assets
Loans held for investment	$—	$—	$4,073,075	$4,073,075	$4,048,477
Loans held for sale			75,002	75,002	75,002
Investments in unconsolidated joint ventures	—	—	1,087,850	1,087,850	924,465
Liabilities
Line of credit	—	315,000	—	315,000	315,000
Secured and unsecured debt	—	—	2,423,013	2,423,013	2,423,013
CMBS debt	—	794,982	—	794,982	806,728
Notes payable	—	—	42,983	42,983	42,983
Convertible senior notes	574,359	—	—	574,359	591,079
December 31, 2014
Assets
Investments in unconsolidated joint ventures	$—	$—	$1,963,965	$1,963,965	$1,646,977
Loans held for investment	—	—	2,163,500	2,163,500	2,131,134
Liabilities
Line of credit	—	164,000	—	164,000	164,000
Secured and unsecured debt	—	—	1,442,397	1,442,397	1,442,397
CMBS debt	—	536,927	—	536,927	537,268
Convertible senior notes	617,763	—	—	617,763	604,498
Loans Held for Investment—Fair values of loans held for investment are estimated based on cash flow projections of principal and interest expected to be collected, discounted using interest rates available for borrowers with similar credit metrics, and considering any available market comparables or dealer quotes, if applicable. Carrying values of loans held for investment are presented net of allowances for loan losses, where applicable.
Investments in Unconsolidated Joint Ventures—Fair values of investments in unconsolidated joint ventures are primarily derived by applying the Company’s ownership interest to the fair value of the underlying assets and liabilities of each joint venture. The Company’s proportionate share of each joint venture’s fair value approximates the Company’s fair value of the investment, as the timing of cash flows of the joint venture does not deviate materially from the timing of cash flows the Company receives from the joint venture.
Debt—Fair value of the line of credit approximated carrying value as its prevailing interest rate and applicable terms were recently renegotiated and agreed upon with the Company's lender in December 2014. Fair values of the secured and unsecured financing were estimated by discounting expected future cash outlays at current interest rates available for similar instruments. Fair value of CMBS debt was determined using the last trade price of similar instruments in active markets, and for recent securitizations, fair value approximates carrying value. Fair value of notes payable approximated carrying values based on market rate for debt with similar underlying collateral. Fair value of convertible senior notes was determined using the last trade price in active markets.
Other—The carrying values of cash, interest receivable, due from affiliates and accrued and other liabilities approximate fair values due to their short term nature and credit risk, if any, are negligible.

14. Stockholders’ Equity
The table below summarizes the share activities of the Company's preferred and common stock:

	Number of Shares
		Common Stock
(In thousands)	Preferred Stock	Class A	Class B
Shares outstanding at December 31, 2012	10,080	53,092	—
Class A common stock offerings	—	23,402	—
Share-based payments—forfeitures	—	(2)	—
Shares outstanding at December 31, 2013	10,080	76,492	—
Issuance of 7.5% Series B Cumulative Redeemable Perpetual Preferred Stock	3,450	—	—
Class A common stock offerings	—	32,606	—
Issuance of common stock for incentive fees to Manager	—	21	—
Share-based payments, net of forfeitures	—	515	—
Shares outstanding at December 31, 2014	13,530	109,634	—
Issuance of 7.125% Series C Cumulative Redeemable Perpetual Preferred Stock	11,500	—	—
Issuance of Class A common stock	—	1,427	—
Issuance of Class B common stock	—	—	564
Conversion of Class B common stock (1)	—	18	(18)
Share-based compensation, net of forfeitures	—	615	—
Shares outstanding at December 31, 2015	25,030	111,694	546
__________

(1)	For information about the conversion event, see "—Common Stock" below.
Preferred Stock
The table below summarizes the preferred stock outstanding as of December 31, 2015:

Description	Dividend Rate Per Annum	Initial Issuance Date	Shares Outstanding (in thousands)	Par Value (in thousands)	Liquidation Preference (in thousands)	Earliest Redemption Date
Series A 8.5% Cumulative Redeemable Perpetual	8.5%	March 2012	10,080	$101	$252,000	March 27, 2017
Series B 7.5% Cumulative Redeemable Perpetual	7.5%	June 2014	3,450	34	86,250	June 19, 2019
Series C 7.125% Cumulative Redeemable Perpetual	7.125%	April 2015	11,500	115	287,500	April 13, 2020
			25,030	$250	$625,750
In April 2015, the Company issued 11.5 million shares of its 7.125% Series C Cumulative Redeemable Perpetual Preferred Stock through an underwritten public offering and received proceeds of approximately $277.9 million, net of underwriting discounts, commissions and offering costs payable by the Company.
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
In December 2015, 17,712 shares of Class B common stock were converted into an equivalent number of Class A common stock following a transfer of the Executive Chairman's interests in 628,773 OP Units to a third party as a charitable contribution.
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
Dividend Reinvestment and Direct Stock Purchase Plan
The Company’s Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”) provides existing common stockholders and other investors the opportunity to purchase shares (or additional shares, as applicable) of the Company’s Class A common stock by reinvesting some or all of the cash dividends received on their shares of the Company’s Class A common stock or making optional cash purchases within specified parameters. The DRIP Plan involves acquisition of Class A common stock either in the open market, directly from the Company as newly issued common stock, or in privately negotiated transactions with third parties. For the year ended December 31, 2015, there were no shares of Class A common stock acquired under the DRIP Plan.
Accumulated Other Comprehensive Income (Loss) ("AOCI")
The following tables present the changes in each component of AOCI attributable to stockholders and noncontrolling interests, net of immaterial tax effect. The changes in AOCI attributable to noncontrolling interests in 2014 and 2013 are not presented because they were immaterial.

Changes in Components of AOCI Attributable to Stockholders

(In thousands)	Equity in AOCI of Unconsolidated Joint Ventures	Unrealized Gain/(Loss) on Beneficial Interests in Debt Securities	Gain (Loss) on Cash Flow Hedges	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Net Investment Hedges	Total
Balance at December 31, 2012	$6,729	$877	$—	$(3,067)	$645	$5,184
Other comprehensive income (loss) before reclassifications	9,787	(552)	(19)	4,983	(3,846)	10,353
Amounts reclassified from AOCI	(12,895)	—	—	(67)	18	(12,944)
Net other comprehensive (loss) income	(3,108)	(552)	(19)	4,916	(3,828)	(2,591)
Balance at December 31, 2013	3,621	325	(19)	1,849	(3,183)	2,593
Other comprehensive income (loss) before reclassifications	1,511	(2,488)	(82)	(54,266)	26,732	(28,593)
Amounts reclassified from AOCI	(4,681)	2,163	—	(226)	253	(2,491)
Net other comprehensive (loss) income	(3,170)	(325)	(82)	(54,492)	26,985	(31,084)
Balance at December 31, 2014	$451	$—	$(101)	$(52,643)	$23,802	$(28,491)
Changes in Components of AOCI Attributable to Stockholders and Noncontrolling Interests

(In thousands)	Equity in AOCI of Unconsolidated Joint Ventures	Gain (Loss) on Cash Flow Hedges	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Net Investment Hedges	Total
AOCI at December 31, 2014 attributable to:
Stockholders	$451	$(101)	$(52,643)	$23,802	$(28,491)
Noncontrolling interests in investment entities	—	(52)	(3,616)	(1)	(3,669)
	451	(153)	(56,259)	23,801	(32,160)
Other comprehensive income (loss) before reclassifications attributable to:
Stockholders	(612)	(199)	(56,676)	39,631	(17,856)
Noncontrolling interests in investment entities	—	(137)	(1,516)	—	(1,653)
Noncontrolling interests in Operating Company	—	(6)	(1,778)	1,759	(25)
Amounts reclassified from AOCI attributable to:
Stockholders	161	55	67,194	(39,485)	27,925
Noncontrolling interests in investment entities	—	40	5,183	—	5,223
Noncontrolling interests in Operating Company	—	11	12,880	(7,509)	5,382
Net other comprehensive (loss) income	(451)	(236)	25,287	(5,604)	18,996
AOCI at December 31, 2015 attributable to:
Stockholders	—	(245)	(42,125)	23,948	(18,422)
Noncontrolling interests in investment entities	—	(149)	51	(1)	(99)
Noncontrolling interests in Operating Company	—	5	11,102	(5,750)	5,357
	$—	$(389)	$(30,972)	$18,197	$(13,164)

Reclassifications out of AOCI—Stockholders
Information about amounts reclassified out of AOCI attributable to stockholders by component is presented below:

(In thousands)	Year Ended December 31,			Affected Line Item in the Consolidated Statements of Operations
Component of AOCI reclassified into earnings	2015	2014	2013
Equity in realized (loss) gain on sale of marketable securities of unconsolidated joint ventures	$(161)	$4,681	$12,895	Equity in income of unconsolidated joint ventures
Settlement loss on beneficial interests in debt securities	—	(2,163)	—	Other (loss) gain, net
Release of cumulative translation adjustments	(45,407)	—	—	Gain on remeasurement of consolidated investment entities, net
Release of cumulative translation adjustments	(21,787)	226	67	Other (loss) gain, net
Realization of net gain on net investment hedges	32,965	—	—	Gain on remeasurement of consolidated investment entities, net
Realization of net gain on net investment hedges	6,492	—	—	Other (loss) gain, net
Net settlement loss on derivative instruments designated as net investment hedges	—	(253)	(18)	Other (loss) gain, net
Unrealized gain on dedesignated net investment hedges	28	—	—	Other (loss) gain, net
Unrealized loss on ineffective cash flow hedge	(55)	—	—	Other (loss) gain, net

15. Noncontrolling Interests
Noncontrolling Interests in Investment Entities
This represents interests in consolidated real estate investment entities held primarily by Co-Investment Funds, which prior to the Combination, were managed by CCLLC or its affiliates, and to a lesser extent, held by unaffiliated third parties. Allocation of net income or loss is generally based upon relative ownership interests held by equity owners in each investment entity, or based upon contractual arrangements that may provide for disproportionate allocation of economic returns among equity interests, including hypothetical liquidation at book value, when applicable and substantive.
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
Noncontrolling interests in OP, subject to lock-up agreements, have the right to require OP to redeem part or all of such member’s OP Units for cash based on the market value of an equivalent number of shares of Class A common stock at the time of redemption, or at the Company's election, through issuance of shares of Class A common stock (registered or unregistered) on a one-for-one basis.
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

16. Earnings per Share
The following table provides the basic and diluted earnings per common share computations:

	Year Ended December 31,
(In thousands, except per share data)	2015	2014	2013
Net income allocated to common stockholders
Net income	$256,036	$159,711	$125,923
Net income attributable to noncontrolling interests:
Investment entities	(86,123)	(36,562)	(24,158)
Operating Company	(19,933)	—	—
Net income attributable to Colony Capital, Inc.	149,980	123,149	101,765
Preferred dividends	(42,569)	(24,870)	(21,420)
Net income attributable to common stockholders	107,411	98,279	80,345
Net income allocated to participating securities (nonvested shares)	(1,237)	(990)	(725)
Net income allocated to common stockholders—basic	106,174	97,289	79,620
Interest expense attributable to convertible notes (1)	—	—	—
Net income allocated to common stockholders—diluted	$106,174	$97,289	$79,620
Weighted average common shares outstanding
Weighted average number of common shares outstanding—basic	110,931	96,694	66,182
Weighted average effect of dilutive shares (2)	—	5	—
Weighted average number of common shares outstanding—diluted	110,931	96,699	66,182
Earnings per share
Basic	$0.96	$1.01	$1.20
Diluted	$0.96	$1.01	$1.20
__________

(1)
For the years ended December 31, 2015, 2014 and 2013, excluded from the calculation of diluted net income per share is the effect of adding back $27.3 million, $23.3 million and $7.6 million, respectively, of interest expense and 24,694,700, 20,784,600 and 6,154,100 weighted average dilutive common share equivalents, respectively, for the assumed conversion of the Convertible Notes, as their inclusion would be antidilutive. Also excluded from the calculation of diluted income per share for the years ended December 31, 2015 and 2014 is the effect of adding back $280,000 and $25,000, respectively, of interest expense and 187,800 and 14,700 weighted average dilutive common share equivalents, respectively, for the assumed repayment of the $10 million unsecured note issued to CCM (see Note 10) in shares of the Company's common stock as its inclusion would be antidilutive.

(2)
OP Units, subject to lock-up agreements, may be redeemed for registered or unregistered Class A common shares on a one-for-one basis. At December 31, 2015, there were 21,749,000 redeemable OP Units. These OP Units would not be dilutive and were not included in the computation of diluted earnings per share for the year ended December 31, 2015.

For the year ended December 31, 2014, weighted average dilutive shares include the effect of 4,900 shares of common stock issuable to the former Manager for incentive fees incurred for the period.

17. Related Party Transactions
Affiliates include funds and other investment vehicles managed by the Company, directors, senior executives, and employees, and prior to the Combination, the Manager and its affiliates.

Amounts due from and due to affiliates consist of the following:

	December 31,
(In thousands)	2015	2014
Due from Affiliates
Due from funds and unconsolidated joint ventures:
Management fees	$5,734	$—
Other	3,952	—
Due from CCLLC	1,559	—
Due from employees and other affiliated entities	468	—
	$11,713	$—
Due to Affiliates
Contingent consideration	$52,990	$—
Amounts due to the Manager or its affiliates:
Base management fee expense	—	9,173
Secondment reimbursement	—	1,393
Reimbursement of direct and allocated administrative and investment costs	—	1,670
	$52,990	$12,236
Prior to the Combination, the Company was externally managed by an affiliate. Amounts payable to the Manager under this arrangement included:

▪	Base management fee of 1.5% per annum of stockholders' equity, as defined;

▪	Incentive fee each quarter, measured based on a core earning metric, as defined in the management agreement, payable in shares of the Company's common stock;

▪	Reimbursement of certain expenditures incurred by the Manager, including allocation of overhead costs; and

▪	Cost of employment for the Company's chief financial officer pursuant to a secondment agreement with an affiliate of the Manager.
Amounts incurred and payable to the Manager or its affiliates for periods prior to the Combination were as follows:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Base management fee expense	$9,165	$32,285	$22,265
Incentive fees	—	464	—
Compensation pursuant to secondment agreement	450	1,778	1,286
Direct and allocated investment-related expenses	366	2,846	1,771
Direct and allocated administrative expenses	1,922	3,301	1,787
	$11,903	$40,674	$27,109
Subsequent to the Combination which closed on April 2, 2015, the Company is internally managed and incurs all costs directly. Additionally, the management and investment personnel of the Manager became employees of the Company. Transactions with affiliates post-Combination include the following:
Management Fee Income—Pursuant to management and advisory agreements, the Company earns base and asset management fee income from managing funds and their respective investments. Base and asset management fees from affiliates, included in fee income, totaled $64.6 million for the year ended December 31, 2015.
Cost Reimbursements— The Company received cost reimbursements for administrative services provided to affiliates, including property management services on behalf of the Company's investment entities. Cost reimbursements, included in other income, were $4.8 million for the year ended December 31, 2015, of which $0.9 million was receivable at December 31, 2015.
Recoverable Expenses—In the normal course of business, the Company pays certain expenses on behalf of managed-funds, for which the Company recovers from the funds. Such amounts due from funds were $1.1 million at December 31, 2015.
Arrangements with Sponsored Fund—In December 2015, the Company sponsored a fund as general partner and co-invests alongside the Sponsored Fund through joint ventures between the Company and the Sponsored Fund. These co-investment joint ventures are consolidated by the Company. As general partner, the Company has capital commitments directly to the Sponsored Fund and as an affiliate of the general partner, capital commitments satisfied through the co-investment joint ventures. In connection with the Company's commitments as an affiliate of the general partner, the Company is allocated a proportionate share of the general and administrative costs of the Sponsored Fund. At December 31, 2015, $1.4 million was due from the Sponsored Fund, which included amounts due from the Sponsored Fund to the co-investment joint ventures as well as the Company's share of costs payable to the Sponsored Fund. Additionally, as permitted by the limited partnership agreement of the Sponsored Fund, the Company made advances to the Sponsored Fund as general partner, which have been repaid as of December 31, 2015, and received $0.3 million of related interest.
Advances—Certain employees are permitted to participate in co-investment vehicles which generally invest in Colony-sponsored funds alongside third party investors. Additionally, the Company grants loans to certain employees in the form of promissory notes bearing interest at the prime rate with varying terms and repayment conditions. At December 31, 2015, outstanding advances were approximately $0.2 million and related interest amounts were immaterial.
Corporate Aircraft—The Company's corporate aircraft may occasionally be used for business purposes by affiliated entities or for personal use by certain senior executives of the Company. Affiliated entities and senior executives reimburse the Company for their usage based on the incremental cost to the Company of making the aircraft available for such use, and includes direct and indirect variable costs of operating the flights. These reimbursements, included in other income, amounted to approximately $0.4 million for the year ended December 31, 2015, of which $0.1 million was outstanding at December 31, 2015.
Consideration for the Combination—At December 31, 2015, approximately $1.6 million was due from CCLLC in connection with the upfront consideration, while the contingent consideration payable to certain senior executives of the Company was estimated at approximately $53.0 million.

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
Equity Incentive Plan
The 2014 Equity Incentive Plan (the “Equity Incentive Plan”), an amendment and restatement of the Company’s 2011 Equity Incentive Plan (the “2011 Plan”), provides for the grant of options to purchase shares Class A of common stock, share awards (including restricted stock and stock units), stock appreciation rights, performance awards and annual incentive awards, dividend equivalent rights, long-term incentive units, cash and other equity-based awards. Certain named executive officers of the Company, along with other eligible employees, directors as well as service providers are eligible to receive awards under the Equity Incentive Plan. The Company has reserved a total of 2,500,000 additional shares of Class A common stock for issuance pursuant to the Equity Incentive Plan, in addition to (i) the number of shares of Class A common stock available for issuance under the 2011 Plan and (ii) the number of shares of Class A common stock subject to outstanding awards under the 2011 Plan that terminate by expiration, forfeiture, cancellation or otherwise without the issuance of such shares of Class A common stock. The Equity Incentive Plan will expire in 2024 unless earlier terminated by the Company. The share awards granted under the Equity Incentive Plan generally vest over a 3-year period from the date of grant.
Prior to the Combination, stock grants made to the Manager and its employees were considered non-employee awards and were remeasured at fair value at each period end until the awards fully vested, with such costs forming part of management fee expense. Following the Combination, in which the management and investment personnel of the Manager became employed by the Company, these stock grants are treated as equity classified employee awards. The outstanding awards as of the date of closing of the Combination were remeasured at fair value based on the closing price of the Company's Class A common stock on that date and compensation cost recognized on a straight-line basis over the remaining vesting period of the awards, presented within compensation expense. There were no changes to the existing service requirement or any other terms of the awards, nor new conditions attached to the awards in connection with the Combination.
Stock grants made to non-executive directors of the Company continue to be classified as employee awards. Amortization of stock grants to non-executive directors are included in compensation expense subsequent to the Combination, previously in administrative expense.

Share-based compensation expense recognized was as follows:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Stock grants to the Manager and employees (1)	$13,094	$10,384	$3,998
Stock grants to non-executive directors	620	417	285
	$13,714	$10,801	$4,283
Changes in the Company’s nonvested share awards are summarized below:

	Restricted Stock Grants
	Non-Executive Directors	Manager and Employees (1)	Total	Weighted Average Grant Date Fair Value
Nonvested shares at December 31, 2014	15,234	674,204	689,438	$19.54
Granted	23,226	618,081	641,307	24.42
Vested	(23,532)	(484,947)	(508,479)	20.71
Forfeited	—	(26,432)	(26,432)	26.06
Nonvested shares at December 31, 2015	14,928	780,906	795,834	22.51
_________

(1)	All outstanding stock grants made to the Manager prior to the Combination became employee awards effective April 2, 2015.
Fair value of shares vested was $12.4 million, $6.9 million, and $182,000 for the years ended December 31, 2015, 2014 and 2013, respectively. Fair value of shares vested was determined based on the closing price of the Company's Class A common stock on respective vesting dates for non-employee awards and on the date of closing of the Combination for employee awards. The weighted average grant-date fair value per share was $24.42, $20.32 and $21.94 for the shares granted during the years ended December 31, 2015, 2014 and 2013, respectively.
As of December 31, 2015, aggregate unrecognized compensation cost related to nonvested restricted stock grants was approximately $10.9 million and is expected to be fully recognized over a weighted-average period of approximately 20 months.

19. Income Taxes
The Company is subject to income tax laws of the various jurisdictions in which it operates, including U.S. federal, state and local and non-U.S. jurisdictions, primarily in Europe. Our current primary sources of income subject to tax are income from loan resolutions in some of our loan portfolios, income from our interests in asset management companies which manage some of our loan portfolios, hotel operations from our real estate equity portfolio and fee income from our investment management business.
Income Tax (Benefit) Expense

	Year Ended December 31,
(In thousands)	2015	2014	2013
Current
Federal	$451	$1,339	$1,470
State and local	397	369	671
Foreign	1,469	—	—
Total current tax expense	2,317	1,708	2,141
Deferred
Federal	(10,428)	(3,307)	(1,115)
State and local	(1,219)	(800)	(367)
Foreign	34	—	—
Total deferred tax benefit	(11,613)	(4,107)	(1,482)
Total income tax (benefit) expense	$(9,296)	$(2,399)	$659

Deferred Income Tax Assets and Liabilities
The components of deferred tax assets and deferred tax liabilities arising from temporary differences are as follows:

	December 31,
(In thousands)	2015	2014
Deferred tax assets
Net operating loss carry forwards	$9,814	$1,695
Stock-based compensation	2,890	—
Investment in partnerships	843	5,018
Other	2,262	—
Total deferred tax assets	15,809	6,713
Deferred tax liabilities
Intangible assets from Combination	28,875	—
Gain from remeasurement of consolidated investment entities, net	3,237	—
Assumption of tax basis from real estate acquisition (Note 6)	26,880	—
Other	1,504	245
Total deferred tax liabilities	60,496	245
Net deferred tax (liability) asset	$(44,687)	$6,468
Net operating loss carryforwards recognized in income tax (benefit) expense for the years ended December 31, 2015, 2014 and 2013 were $8.1 million, $0.3 million and $1.4 million, respectively. Estimated future taxable income is expected to be sufficient to utilize the net operating loss carryforwards prior to their expiration between 2030 and 2035.
As of December 31, 2015 and 2014, the Company has assessed that it is more likely than not that the benefits of its deferred tax assets will be realized and therefore, no valuation allowance was necessary.
Effective Income Tax
The Company's income tax benefit varied from the amount computed by applying the statutory income tax rate to net income before income taxes. A reconciliation of the statutory U.S. income tax to the Company's effective income tax is presented as follows:

	Year Ended December 31,
	2015		2014		2013
(Amounts in thousands)	Amount	Tax Rate	Amount	Tax Rate	Amount	Tax Rate
Income before income taxes	$246,740		$157,312		$126,582
Pre-tax income attributable to pass-through subsidiaries	(277,902)		(163,058)		(124,753)
Pre-tax loss attributable to taxable subsidiaries	(31,162)		(5,746)		1,829
Federal tax benefit at statutory tax rate	(10,907)	35.0%	(2,011)	35.0%	640	35.0%
State and local income taxes, net of federal income tax benefit	(884)	2.8%	(295)	5.1%	122	6.7%
Other	398	-1.3%	(566)	9.9%	(144)	-7.9%
Income tax benefit—taxable REIT subsidiaries	(11,393)	36.5%	(2,872)	50.0%	618	33.8%
Taxes reflected in pre-tax income attributable to pass-through subsidiaries:
Current and deferred foreign taxes	1,594		—		—
Current excess inclusion income tax	203		480		—
State and local taxes	175		(54)		(39)
Other taxes	125		47		80
Total income tax (benefit) expense	$(9,296)		$(2,399)		$659

20. Commitments and Contingencies
Investment Commitments
Investments in Unconsolidated Joint Ventures—Pursuant to the operating agreements of certain unconsolidated joint ventures, the joint venture partners may be required to fund additional amounts for future investments, unfunded lending commitments, ordinary operating costs, guaranties or commitments of the joint ventures. As of December 31, 2015, the Company’s share of those commitments was $57.4 million.
Consolidated Real Estate Debt Investments—The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding based on the achievement of certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. As of December 31, 2015, total unfunded lending commitments was $455.9 million, of which the Company's share was $270.4 million, net of amounts attributable to noncontrolling interests.
Consolidated Real Estate Equity Investments—As of December 31, 2015, the Company, through a wholly-owned real estate equity investment entity, had a $34.0 million commitment to acquire an operating property upon completion of construction, which is being undertaken as a build-to-suit for a tenant which has signed a long term triple net lease.
In connection with the Company's acquisition of a light industrial portfolio and operating platform in December 2014, the Company, together with 38% third-party limited partners, may be required to fund additional amounts for future real estate acquisitions and operating costs through ColFin Industrial Partnership, as directed by the general partner of this entity, which is a controlled affiliate of the Company. As of December 31, 2015, the unfunded commitment to ColFin Industrial Partnership was $163.2 million, representing $101.9 million for the Company and $61.3 million for the limited partners.
Sponsored Fund Commitments—In December 2015, the Company, through wholly-owned subsidiaries of OP, held a closing of a global real estate credit fund (the “Global Credit Fund") with total callable capital commitments of $688.6 million, inclusive of capital commitment by certain wholly-owned subsidiaries of the OP. The Company's co-investment activities alongside the Global Credit Fund is conducted through joint ventures between the Company and the Global Credit Fund. As of December 31, 2015, the Company committed capital of $1.0 million as general partner to be funded directly into the Global Credit Fund and an additional $136.7 million as an affiliate of the general partner ("GP Affiliate"), which commitments can be satisfied by funding certain joint ventures between the Company and the Global Credit Fund. At December 31, 2015, the Company has unfunded commitments of $0.7 million as general partner and $92.8 million as GP Affiliate. In subsequent closings, the Company's cumulative capital commitments to the Global Credit Fund will be determined as the lower of $500.0 million or 20% of total capital commitments.
Lease Commitments
Ground Leases—In connection with real estate acquisitions, the Company assumed certain noncancelable operating ground leases as lessee or sublessee with expiration dates through year 3000. Many ground leases require only nominal annual payments and are excluded from the table below. Certain leases require contingent rent payments based on a percentage of gross rental receipts, net of operating expenses, as defined in the lease. For the years ended December 31, 2015 and 2014, ground rent expense was $0.3 million and $0.1 million, respectively, including contingent rent. There was no ground rent expense for the year ended December 31, 2013. Rents paid under the ground leases are recoverable from tenants.
Office Leases—The Company leases office space under noncancellable operating leases with expiration dates through 2025. The lease agreements provide for payment of various operating expenses, with certain operating costs incurred by the landlord subject to escalation clauses. Rent expense in connection with leases of office space for the year ended December 31, 2015 was $4.3 million, included in administrative expenses. Prior to the Combination on April 2, 2015, such administrative cost was incurred directly by the Manager.
As of December 31, 2015, future minimum rental payments on noncancellable operating ground leases and office leases were as follows:

(In thousands) Year Ending December 31,	Ground Leases	Office Leases
2016	$414	$4,808
2017	414	4,216
2018	414	3,270
2019	414	1,963
2020	425	1,690
2021 and after	31,292	7,078
Total	$33,373	$23,025

Contingent Consideration
The consideration for the Combination included a contingent portion payable in shares of Class A and Class B common stock as well as OP Units, subject to multi-year performance targets. At December 31, 2015, the estimated fair value of the contingent consideration was $53.0 million, as discussed in Note 13.
Litigation
The Company may be involved in litigations and claims in the ordinary course of business. As of December 31, 2015, the Company was not involved in any material legal proceedings.

21. Segment Information
The Company conducts its business through the following reportable segments:
Real Estate Equity

•	Light industrial real estate assets and operating platform;

•	Single-family residential rentals through an investment in CAH, now Colony Starwood Homes (Note 22);

•	Other real estate equity investments;
Real Estate Debt

•	Loan originations and acquisitions; and
Investment Management

•	Investment management of Company-sponsored funds and other investment vehicles.
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
Amounts not allocated to specific segments include corporate level cash and corresponding interest income, fixed assets, corporate level financing and related interest expense, income and expense in relation to cost reimbursement arrangements with affiliates, costs in connection with unconsummated deals, compensation expense not directly attributable to other segments, corporate level administrative and overhead costs, contingent consideration in connection with the Combination, as well as non-real estate investments and related revenues and expenses.
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

The following tables present the operating results of the Company’s reportable segments:

	Real Estate Equity
(In thousands)	Light Industrial Platform	Single-Family Residential Rentals	Other	Real Estate Debt	Investment Management	Amounts Not Allocated to Segments	Total
Year Ended December 31, 2015
Income:
Interest income	$7	$—	$16	$417,149	$—	$133	$417,305
Property operating income	161,863	—	134,043	3,965	—	—	299,871
Equity in (loss) income of unconsolidated joint ventures	—	(14,787)	18,272	46,596	(1,675)	(801)	47,605
Fee income	—	—	—	219	65,594	—	65,813
Other income	670	—	59	5,856	—	4,797	11,382
Total income (loss)	162,540	(14,787)	152,390	473,785	63,919	4,129	841,976
Expenses:
Management fees	—	—	—	—	—	15,062	15,062
Transaction, investment and servicing costs	4,038	—	22,432	19,273	—	16,514	62,257
Interest expense	37,338	—	19,441	31,549	—	44,766	133,094
Property operating expenses	54,581	—	58,035	5,097	—	—	117,713
Depreciation and amortization	82,447	—	38,452	252	16,498	3,328	140,977
Provision for loan losses	—	—	—	37,475	—	—	37,475
Impairment loss	450	—	4,539	2,100	4,103	—	11,192
Compensation expense	3,633	—	2,021	11,582	33,021	34,249	84,506
Administrative expenses	1,631	—	2,008	4,939	1,983	27,677	38,238
Total expenses	184,118	—	146,928	112,267	55,605	141,596	640,514
Gain on sale of real estate assets, net	108	—	6,970	1,876	—	8	8,962
Gain on remeasurement of consolidated investment entities, net	—	—	10,223	31,263	—	—	41,486
Other (loss) gain, net	(192)	—	1,613	(23,361)	(19)	16,789	(5,170)
Income tax benefit (expense)	484	—	(3,372)	(424)	12,658	(50)	9,296
Net (loss) income	(21,178)	(14,787)	20,896	370,872	20,953	(120,720)	256,036
Net (loss) income attributable to noncontrolling interests:
Investment entities	(10,460)	—	(7,384)	103,983	—	(16)	86,123
Operating Company	(1,158)	(1,754)	3,554	34,075	3,378	(18,162)	19,933
Net (loss) income attributable to Colony Capital, Inc.	$(9,560)	$(13,033)	$24,726	$232,814	$17,575	$(102,542)	$149,980

	Real Estate Equity
(In thousands)	Light Industrial Platform	Single-Family Residential Rentals	Other	Real Estate Debt	Amounts Not Allocated to Segments	Total
Year Ended December 31, 2014
Income:
Interest income	$—	$—	$—	$204,054	$307	$204,361
Property operating income	5,365	—	15,597	—	—	20,962
Equity in (loss) income of unconsolidated joint ventures	—	(15,901)	3,235	86,495	—	73,829
Other income	—	—	—	908	589	1,497
Total income (loss)	5,365	(15,901)	18,832	291,457	896	300,649
Expenses:
Management fees	—	—	—	—	43,133	43,133
Transaction, investment and servicing costs	7,754	—	245	8,430	10,478	26,907
Interest expense	1,321	—	4,355	14,199	28,490	48,365
Property operating expenses	1,544	—	4,019	—	—	5,563
Depreciation and amortization	3,391	—	5,786	—	—	9,177
Compensation expense	—	—	—	—	2,468	2,468
Administrative expenses	—	—	—	577	8,363	8,940
Total expenses	14,010	—	14,405	23,206	92,932	144,553
Other (loss) gain, net	(22)	—	—	165	1,073	1,216
Income tax benefit (expense) (1)	—	—	3,435	(698)	(338)	2,399
Net (loss) income	(8,667)	(15,901)	7,862	267,718	(91,301)	159,711
Net (loss) income attributable to noncontrolling interests—Investment entities	(3,143)	—	2,022	37,683	—	36,562
Net (loss) income attributable to Colony Capital, Inc.	$(5,524)	$(15,901)	$5,840	$230,035	$(91,301)	$123,149

	Real Estate Equity
(In thousands)	Single-Family Residential Rentals	Other	Real Estate Debt	Amounts Not Allocated to Segments	Total
Year Ended December 31, 2013
Income:
Interest income	$—	$—	$80,753	$282	$81,035
Property operating income	—	789	—	—	789
Equity in (loss) income of unconsolidated joint ventures	(8,013)	19,168	89,553	—	100,708
Other income	—	—	1,267	—	1,267
Total (loss) income	(8,013)	19,957	171,573	282	183,799
Expenses:
Management fees	—	—	—	26,263	26,263
Transaction, investment and servicing costs	—	623	3,457	955	5,035
Interest expense	—	227	5,295	13,316	18,838
Property operating expenses	—	197	—	—	197
Depreciation and amortization	—	310	—	—	310
Compensation expense	—	—	—	1,756	1,756
Administrative expenses	—	—	178	5,614	5,792
Total expenses	—	1,357	8,930	47,904	58,191
Other gain, net	—	—	974	—	974
Income tax benefit (expense) (1)	—	916	(1,216)	(359)	(659)
Net (loss) income	(8,013)	19,516	162,401	(47,981)	125,923
Net income attributable to noncontrolling interests—Investment entities	—	1,266	22,892	—	24,158
Net (loss) income attributable to Colony Capital, Inc.	$(8,013)	$18,250	$139,509	$(47,981)	$101,765
_________

(1)
Beginning in 2015, income tax benefit (expense) related to specific investments within each segment has been allocated to the respective segments, including 2014 and 2013 which were previously unallocated.

Total assets and equity method investments of each of segment are summarized as follows.

	December 31, 2015		December 31, 2014
(In thousands)	Segment Assets	Equity Method Investments	Segment Assets (1)	Equity Method Investments
Light industrial platform	$1,926,002	$—	$1,672,963	$—
Single-family residential rentals	394,783	394,783	494,613	494,613
Other real estate equity	2,094,794	295,221	558,187	393,813
Real estate debt	4,734,547	114,350	3,011,805	758,551
Investment management	798,213	9,794	—	—
Amounts not allocated to segments	90,971	10,449	87,881	—
Total	$10,039,310	$824,597	$5,825,449	$1,646,977
_________

(1)
Beginning in 2015, the Company allocated cash and other assets held within investment holding entities that previously had not been allocated to segments. The impact of this change was an additional allocation of $63.4 million to segment assets at December 31, 2014, made up primarily of cash balances that can be directly attributed to the respective segments.

22. Subsequent Events
On January 5, 2016, pursuant to a merger agreement in September 2015, CAH and Starwood Waypoint Residential Trust (“SWAY”) completed a merger of the two companies into Colony Starwood Homes, in a stock-for-stock transaction. Colony Starwood Homes continue to trade on the New York Stock Exchange under the ticker symbol "SFR." Upon completion of the merger, based on each company’s net asset value, existing SWAY shareholders and the former owner of the SWAY manager own approximately 41% of the shares of the combined company, while former CAH shareholders own approximately 59%. We received approximately 15.1 million shares of Colony Starwood Homes, representing 13.8% of the combined company. Our shares of Colony Starwood Homes are subject to lock-up for up to nine months after the closing of the merger. Immediately prior to completion of the merger, CAH effected an internal reorganization to exclude CAH’s residential specialty finance company, Colony American Finance, LLC (“CAF”), from the merger. As a result of the reorganization, we retained our 19% ownership interest in CAF.

COLONY CAPITAL, INC.
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2015

(Amounts in thousands)			Initial Cost (1)		Costs Capitalized Subsequent to Acquisition	Gross Cost Basis at December 31, 2015 (2)			Accumulated Depreciation (3)	Net Carrying Amount	Date of Acquisition (4)
Property Name and/or Location	Property Type	Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total

Campus, Glion sur Montreux, Switzerland	Education	$42,948	$7,417	$47,757	$—	$7,417	$47,757	$55,174	$1,249	$53,925	1/30/15
Campus, Bluche, Switzerland	Education	77,999	9,946	88,520	—	9,946	88,520	98,466	2,170	96,296	1/13/15
Florence, AL	Hotel	1,516	402	1,361	—	402	1,361	1,763	113	1,650	4/2/15
Jasper, AL	Hotel	3,129	419	3,197	—	419	3,197	3,616	163	3,453	4/2/15
Scottsbor, AL	Hotel	2,113	250	2,171	—	250	2,171	2,421	85	2,336	4/2/15
Sylacauga, AL	Hotel	2,604	846	2,058	—	846	2,058	2,904	96	2,808	4/2/15
Trussvill, AL	Hotel	2,264	354	2,284	—	354	2,284	2,638	144	2,494	4/2/15
Tuscaloosa, AL	Hotel	2,784	320	2,918	—	320	2,918	3,238	159	3,079	4/2/15
Crestvie, FL	Hotel	2,377	371	2,400	—	371	2,400	2,771	153	2,618	4/2/15
Lake City, FL	Hotel	2,306	570	2,090	—	570	2,090	2,660	146	2,514	4/2/15
Palm Ba, FL	Hotel	2,588	665	2,310	—	665	2,310	2,975	157	2,818	4/2/15
Albany, GA	Hotel	2,252	299	2,330	—	299	2,330	2,629	143	2,486	4/2/15
Americus, GA	Hotel	2,237	375	2,240	—	375	2,240	2,615	154	2,461	4/2/15
Bainbridge, GA	Hotel	1,528	310	1,459	—	310	1,459	1,769	95	1,674	4/2/15
Carrollton, GA	Hotel	2,773	457	2,718	—	457	2,718	3,175	126	3,049	4/2/15
Newnan, GA	Hotel	2,760	627	2,503	—	627	2,503	3,130	118	3,012	4/2/15
Peoria, IL	Hotel	4,783	1,242	4,209	—	1,242	4,209	5,451	249	5,202	4/2/15
Indy Castleton, IN	Hotel	3,133	1,012	2,503	—	1,012	2,503	3,515	133	3,382	4/2/15
South Bend, IN	Hotel	4,624	688	4,705	—	688	4,705	5,393	295	5,098	4/2/15
Richmond, KY	Hotel	3,207	353	3,403	—	353	3,403	3,756	206	3,550	4/2/15
West Monroe, LA	Hotel	5,270	823	5,362	—	823	5,362	6,185	378	5,807	4/2/15
Eden, NC	Hotel	1,912	207	2,025	—	207	2,025	2,232	115	2,117	4/2/15
Forest City, NC	Hotel	2,817	426	2,811	—	426	2,811	3,237	136	3,101	4/2/15
Wilmington, NC	Hotel	2,438	731	2,046	—	731	2,046	2,777	136	2,641	4/2/15
Cheraw, SC	Hotel	3,199	394	3,320	—	394	3,320	3,714	178	3,536	4/2/15
Gaffney, SC	Hotel	2,100	307	2,137	—	307	2,137	2,444	129	2,315	4/2/15
Georgetown, SC	Hotel	2,604	637	2,329	—	637	2,329	2,966	128	2,838	4/2/15
Greenwood, SC	Hotel	2,327	456	2,231	—	456	2,231	2,687	137	2,550	4/2/15
Lancaster, SC	Hotel	1,812	309	1,817	—	309	1,817	2,126	133	1,993	4/2/15
Seneca, SC	Hotel	2,336	342	2,382	—	342	2,382	2,724	149	2,575	4/2/15
Cleveland, TN	Hotel	2,069	365	2,076	—	365	2,076	2,441	167	2,274	4/2/15
Columbi, TN	Hotel	4,059	563	4,146	—	563	4,146	4,709	232	4,477	4/2/15
Decher, TN	Hotel	1,657	583	1,283	—	583	1,283	1,866	83	1,783	4/2/15
Gallatin, TN	Hotel	3,194	382	3,351	—	382	3,351	3,733	201	3,532	4/2/15
Greeneville, TN	Hotel	2,220	390	2,191	—	390	2,191	2,581	140	2,441	4/2/15
Harrisonburg, VA	Hotel	2,529	404	2,531	—	404	2,531	2,935	151	2,784	4/2/15

(Amounts in thousands)			Initial Cost (1)		Costs Capitalized Subsequent to Acquisition	Gross Cost Basis at December 31, 2015 (2)			Accumulated Depreciation (3)	Net Carrying Amount	Date of Acquisition (4)
Property Name and/or Location	Property Type	Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total

Martinsville, VA	Hotel	2,479	231	2,665	—	231	2,665	2,896	147	2,749	4/2/15
North 48th Ave. 1 - Phoenix, AZ	Industrial	2,413	1,133	2,508	40	1,133	2,548	3,681	117	3,564	12/18/14
North 48th Ave. 2 - Phoenix, AZ	Industrial	350	209	373	17	209	390	599	16	583	12/18/14
North 48th Ave. 3 - Phoenix, AZ	Industrial	2,378	1,133	2,248	354	1,133	2,602	3,735	207	3,528	12/18/14
North 48th Ave. 4 - Phoenix, AZ	Industrial	666	291	747	10	291	757	1,048	31	1,017	12/18/14
North 48th Ave. 5 - Phoenix, AZ	Industrial	523	240	633	22	240	655	895	26	869	12/18/14
Granite Commerce Center - Phoenix, AZ	Industrial	—	4,469	26,429	53	4,469	26,482	30,951	100	30,851	11/5/15
Lincoln Commerce Park - Phoenix, AZ	Industrial	4,900	3,555	31,802	—	3,555	31,802	35,357	39	35,318	12/11/15
South 15th - Phoenix, AZ	Industrial	7,220	1,668	6,891	—	1,668	6,891	8,559	231	8,328	12/18/14
South 48th Ave. - Phoenix, AZ	Industrial	2,492	1,196	2,642	14	1,196	2,656	3,852	116	3,736	12/18/14
South Palo Verde - Phoenix, AZ	Industrial	5,605	1,193	6,277	—	1,193	6,277	7,470	258	7,212	12/18/14
West Fairmont - Phoenix, AZ	Industrial	1,474	439	1,904	63	439	1,967	2,406	87	2,319	12/18/14
Mission Business Park - Tolleson, AZ	Industrial	17,800	2,036	15,120	—	2,036	15,120	17,156	21	17,135	12/16/15
Denver Business Center - Denver, CO	Industrial	4,129	1,342	5,610	—	1,342	5,610	6,952	209	6,743	12/18/14
Denver Business Center #5 - Denver, CO	Industrial	9,560	2,227	11,761	—	2,227	11,761	13,988	411	13,577	12/18/14
East 51st Avenue - Denver, CO	Industrial	3,257	946	3,580	—	946	3,580	4,526	133	4,393	12/18/14
Moline Distribution Center - Denver, CO	Industrial	4,016	1,045	4,039	14	1,045	4,053	5,098	153	4,945	12/18/14
Moncrieff Distribution Center - Denver, CO	Industrial	6,072	1,501	6,674	—	1,501	6,674	8,175	237	7,938	12/18/14
Odessa Way - Denver, CO	Industrial	5,535	1,477	5,653	—	1,477	5,653	7,130	231	6,899	12/18/14
West 53rd Place - Denver, CO	Industrial	7,774	2,161	7,748	205	2,161	7,953	10,114	305	9,809	12/18/14
West Evans - Denver, CO	Industrial	3,488	657	3,826	—	657	3,826	4,483	136	4,347	12/18/14
Chancellor Drive - Orlando, FL	Industrial	8,473	2,166	10,016	—	2,166	10,016	12,182	403	11,779	12/18/14
Kingspointe Parkway - Orlando, FL	Industrial	7,475	2,148	8,578	—	2,148	8,578	10,726	394	10,332	12/18/14
La Quinta Drive - Orlando, FL	Industrial	5,177	1,811	6,678	59	1,811	6,737	8,548	278	8,270	12/18/14
123rd Circle North - Tampa, FL	Industrial	3,982	370	4,378	56	370	4,434	4,804	144	4,660	12/18/14
Corporex Drive - Tampa, FL	Industrial	4,526	968	4,993	24	968	5,017	5,985	239	5,746	12/18/14
Eastgate Distribution Center - Tampa, FL	Industrial	9,622	1,396	11,268	119	1,396	11,387	12,783	440	12,343	12/18/14
New Tampa Commerce Center - Tampa, FL	Industrial	11,768	1,544	11,499	31	1,544	11,530	13,074	552	12,522	12/18/14
Shiloh Road 1 - Alpharetta, GA	Industrial	102	626	4,765	—	626	4,765	5,391	93	5,298	7/15/15
Shiloh Road 2 - Alpharetta, GA	Industrial	137	614	6,655	—	614	6,655	7,269	128	7,141	7/15/15
Shiloh Road 3 - Alpharetta, GA	Industrial	141	615	6,894	—	615	6,894	7,509	124	7,385	7/15/15
Shiloh Road 4 - Alpharetta, GA	Industrial	157	772	7,547	—	772	7,547	8,319	130	8,189	7/15/15
Shiloh Road 5 - Alpharetta, GA	Industrial	213	952	10,364	—	952	10,364	11,316	181	11,135	7/15/15
Shiloh Road 6 - Alpharetta, GA	Industrial	133	693	6,364	—	693	6,364	7,057	127	6,930	7/15/15
Shiloh Road 7 - Alpharetta, GA	Industrial	147	910	6,892	—	910	6,892	7,802	124	7,678	7/15/15
Atlanta Industrial Parkway 1 - Atlanta, GA	Industrial	810	331	988	—	331	988	1,319	49	1,270	12/18/14
Atlanta Industrial Parkway 2 - Atlanta, GA	Industrial	2,335	758	2,037	—	758	2,037	2,795	104	2,691	12/18/14
Atlanta Industrial Parkway 3 - Atlanta, GA	Industrial	353	263	325	50	263	375	638	25	613	12/18/14
Atlanta Industrial Parkway 4 - Atlanta, GA	Industrial	2,865	886	3,249	—	886	3,249	4,135	150	3,985	12/18/14
Atlanta Industrial Parkway 5 - Atlanta, GA	Industrial	2,114	769	3,057	43	769	3,100	3,869	133	3,736	12/18/14

(Amounts in thousands)			Initial Cost (1)		Costs Capitalized Subsequent to Acquisition	Gross Cost Basis at December 31, 2015 (2)			Accumulated Depreciation (3)	Net Carrying Amount	Date of Acquisition (4)
Property Name and/or Location	Property Type	Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total

Atwater Court 1 - Atlanta, GA	Industrial	2,527	625	3,444	—	625	3,444	4,069	165	3,904	12/18/14
Atwater Court 2 - Atlanta, GA	Industrial	1,978	485	2,367	—	485	2,367	2,852	115	2,737	12/18/14
Boatrock Blvd 1 - Atlanta, GA	Industrial	1,364	424	1,744	77	424	1,821	2,245	66	2,179	12/18/14
Boatrock Blvd 2 - Atlanta, GA	Industrial	707	260	796	—	260	796	1,056	35	1,021	12/18/14
Boatrock Blvd 3 - Atlanta, GA	Industrial	667	205	689	30	205	719	924	30	894	12/18/14
Brook Hollow Distribution Center - Atlanta, GA	Industrial	10,141	1,858	13,768	121	1,858	13,889	15,747	533	15,214	12/18/14
Buford Highway - Atlanta, GA	Industrial	7,095	1,208	9,274	182	1,208	9,456	10,664	336	10,328	12/18/14
Button Gwinnett - Atlanta, GA	Industrial	6,282	1,128	8,628	20	1,128	8,648	9,776	321	9,455	12/18/14
Cedars Road - Atlanta, GA	Industrial	5,776	1,212	5,833	—	1,212	5,833	7,045	253	6,792	12/18/14
Cobb Parkway - Atlanta, GA	Industrial	5,408	815	6,187	—	815	6,187	7,002	273	6,729	12/18/14
Commerce Drive 1 - Atlanta, GA	Industrial	2,371	467	3,077	—	467	3,077	3,544	143	3,401	12/18/14
Commerce Drive 2 - Atlanta, GA	Industrial	2,412	402	3,084	25	402	3,109	3,511	129	3,382	12/18/14
Commerce Drive 3 - Atlanta, GA	Industrial	2,327	529	2,849	—	529	2,849	3,378	123	3,255	12/18/14
Commerce Park - Atlanta, GA	Industrial	3,137	309	3,670	—	309	3,670	3,979	124	3,855	12/18/14
Commerce Way - Atlanta, GA	Industrial	2,093	309	2,878	25	309	2,903	3,212	102	3,110	12/18/14
Corporate Drive 2 - Atlanta, GA	Industrial	3,292	366	4,447	37	366	4,484	4,850	167	4,683	12/18/14
Delk Road - Atlanta, GA	Industrial	2,367	264	2,598	11	264	2,609	2,873	100	2,773	12/18/14
Frederick Drive - Atlanta, GA	Industrial	1,645	695	1,783	59	695	1,842	2,537	85	2,452	12/18/14
Fulton - Atlanta, GA	Industrial	1,211	584	1,341	18	584	1,359	1,943	59	1,884	12/18/14
Great Southwest Pkwy 4 - Atlanta, GA	Industrial	620	276	400	—	276	400	676	24	652	12/18/14
Great Southwest Pkwy 5 - Atlanta, GA	Industrial	688	188	975	—	188	975	1,163	41	1,122	12/18/14
Hamilton Mill Business Center - Atlanta, GA	Industrial	6,099	1,002	8,629	—	1,002	8,629	9,631	310	9,321	12/18/14
Interstate West Parkway - Atlanta, GA	Industrial	2,259	700	3,217	29	700	3,246	3,946	137	3,809	12/18/14
Loyola Drive - Atlanta, GA	Industrial	1,438	533	2,018	—	533	2,018	2,551	91	2,460	12/18/14
Meadows at Bluegrass X - Atlanta, GA	Industrial	—	784	9,036	—	784	9,036	9,820	60	9,760	10/6/15
Meca Way - Atlanta, GA	Industrial	2,730	420	3,536	—	420	3,536	3,956	119	3,837	12/18/14
Northwest Pkwy 1 - Atlanta, GA	Industrial	2,026	281	3,099	56	281	3,155	3,436	124	3,312	12/18/14
Northwest Pkwy 2 - Atlanta, GA	Industrial	3,547	437	5,445	—	437	5,445	5,882	201	5,681	12/18/14
Oakbrook 1 - Atlanta, GA	Industrial	2,938	502	3,028	—	502	3,028	3,530	137	3,393	12/18/14
Oakbrook 2 - Atlanta, GA	Industrial	2,613	468	2,886	38	468	2,924	3,392	122	3,270	12/18/14
Oakbrook 3 - Atlanta, GA	Industrial	2,366	529	3,134	111	529	3,245	3,774	136	3,638	12/18/14
Oakbrook 4 - Atlanta, GA	Industrial	4,848	684	5,310	73	684	5,383	6,067	205	5,862	12/18/14
Oakbrook Summit - Atlanta, GA	Industrial	10,398	1,443	12,267	155	1,443	12,422	13,865	493	13,372	12/18/14
Old Peachtree Road - Atlanta, GA	Industrial	2,916	611	3,535	—	611	3,535	4,146	161	3,985	12/18/14
Peachtree Business Center - Atlanta, GA	Industrial	11,471	1,472	14,312	266	1,472	14,578	16,050	520	15,530	12/18/14
Phillip Lee Drive - Atlanta, GA	Industrial	2,284	700	3,072	—	700	3,072	3,772	119	3,653	12/18/14
Pickens - Atlanta, GA	Industrial	3,225	452	4,688	64	452	4,752	5,204	168	5,036	12/18/14
Progress Center - Atlanta, GA	Industrial	4,946	1,119	5,203	29	1,119	5,232	6,351	221	6,130	12/18/14
Satellite 1 - Atlanta, GA	Industrial	6,122	1,338	7,492	—	1,338	7,492	8,830	313	8,517	12/18/14
Satellite 2 - Atlanta, GA	Industrial	6,476	1,179	7,720	—	1,179	7,720	8,899	295	8,604	12/18/14

(Amounts in thousands)			Initial Cost (1)		Costs Capitalized Subsequent to Acquisition	Gross Cost Basis at December 31, 2015 (2)			Accumulated Depreciation (3)	Net Carrying Amount	Date of Acquisition (4)
Property Name and/or Location	Property Type	Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total

Satellite 3 - Atlanta, GA	Industrial	4,431	651	4,526	37	651	4,563	5,214	203	5,011	12/18/14
Satellite 4 - Atlanta, GA	Industrial	5,240	799	6,505	26	799	6,531	7,330	268	7,062	12/18/14
Satellite 5 - Atlanta, GA	Industrial	4,845	1,571	6,898	100	1,571	6,998	8,569	332	8,237	12/18/14
Shackleford Road - Atlanta, GA	Industrial	4,169	668	4,607	—	668	4,607	5,275	170	5,105	12/18/14
Shawnee Industrial Way 1 - Atlanta, GA	Industrial	8,201	1,239	10,789	490	1,239	11,279	12,518	386	12,132	12/18/14
Shawnee Industrial Way 2 - Atlanta, GA	Industrial	8,432	1,382	8,202	74	1,382	8,276	9,658	305	9,353	12/18/14
Shawnee Ridge 1 - Atlanta, GA	Industrial	4,129	893	5,320	12	893	5,332	6,225	218	6,007	12/18/14
Shawnee Ridge 2 - Atlanta, GA	Industrial	11,740	2,749	18,011	—	2,749	18,011	20,760	709	20,051	12/18/14
Summit Ridge 1 - Atlanta, GA	Industrial	5,283	1,437	6,439	—	1,437	6,439	7,876	299	7,577	12/18/14
Summit Ridge 2 - Atlanta, GA	Industrial	6,789	1,144	6,682	—	1,144	6,682	7,826	252	7,574	12/18/14
Summit Ridge 3 - Atlanta, GA	Industrial	3,217	659	4,155	91	659	4,246	4,905	167	4,738	12/18/14
Tradeport I - Atlanta, GA	Industrial	5,280	1,059	6,317	—	1,059	6,317	7,376	296	7,080	12/18/14
Tradeport II - Atlanta, GA	Industrial	8,406	765	9,922	34	765	9,956	10,721	317	10,404	12/18/14
Transwest Industrial Park - Atlanta, GA	Industrial	8,932	2,687	13,189	118	2,687	13,307	15,994	560	15,434	12/18/14
Troon Circle 1 - Atlanta, GA	Industrial	3,839	877	5,281	—	877	5,281	6,158	208	5,950	12/18/14
Troon Circle 2 - Atlanta, GA	Industrial	3,845	729	5,022	—	729	5,022	5,751	200	5,551	12/18/14
Troon Circle 3 - Atlanta, GA	Industrial	4,097	859	5,309	—	859	5,309	6,168	201	5,967	12/18/14
Troon Circle 4 - Atlanta, GA	Industrial	5,065	992	6,533	233	992	6,766	7,758	262	7,496	12/18/14
122nd Street - Chicago, IL	Industrial	2,474	1,213	2,786	—	1,213	2,786	3,999	127	3,872	12/18/14
171st Street - Chicago, IL	Industrial	1,995	1,113	1,162	24	1,113	1,186	2,299	94	2,205	12/18/14
Armory 1 - Chicago, IL	Industrial	2,013	835	1,052	87	835	1,139	1,974	77	1,897	12/18/14
Armory 2 - Chicago, IL	Industrial	828	614	1,036	83	614	1,119	1,733	73	1,660	12/18/14
Austin Avenue - Chicago, IL	Industrial	3,312	1,431	2,194	256	1,431	2,450	3,881	146	3,735	12/18/14
Corporate Drive 1 - Chicago, IL	Industrial	3,103	730	3,667	—	730	3,667	4,397	221	4,176	12/18/14
Crosslink - Chicago, IL	Industrial	9,644	1,531	9,267	—	1,531	9,267	10,798	381	10,417	12/18/14
Crystal Lake 1 - Chicago, IL	Industrial	4,873	1,908	7,281	24	1,908	7,305	9,213	294	8,919	12/18/14
Crystal Lake 2 - Chicago, IL	Industrial	5,126	1,501	6,012	24	1,501	6,036	7,537	245	7,292	12/18/14
Crystal Lake 3 - Chicago, IL	Industrial	5,334	1,622	6,994	—	1,622	6,994	8,616	320	8,296	12/18/14
Crystal Lake 4 - Chicago, IL	Industrial	5,735	1,525	5,749	—	1,525	5,749	7,274	250	7,024	12/18/14
East North Avenue - Chicago, IL	Industrial	2,608	879	2,248	—	879	2,248	3,127	120	3,007	12/18/14
Exchange Avenue - Chicago, IL	Industrial	10,815	2,977	5,501	11	2,977	5,512	8,489	544	7,945	12/18/14
Fenton - Chicago, IL	Industrial	5,237	1,217	6,047	12	1,217	6,059	7,276	222	7,054	12/18/14
Frontenac 1 - Chicago, IL	Industrial	3,322	784	3,490	—	784	3,490	4,274	139	4,135	12/18/14
Frontenac 2 - Chicago, IL	Industrial	1,408	401	1,419	—	401	1,419	1,820	60	1,760	12/18/14
Glen Ellyn - Chicago, IL	Industrial	3,149	1,035	2,656	47	1,035	2,703	3,738	125	3,613	12/18/14
Hammond - Chicago, IL	Industrial	1,841	776	1,492	13	776	1,505	2,281	88	2,193	12/18/14
Harvester Road - Chicago, IL	Industrial	6,097	2,260	5,477	23	2,260	5,500	7,760	256	7,504	12/18/14
Industrial Drive - Chicago, IL	Industrial	5,664	1,102	6,848	—	1,102	6,848	7,950	244	7,706	12/18/14
Kingsland Drive - Chicago, IL	Industrial	2,913	1,489	2,506	19	1,489	2,525	4,014	178	3,836	12/18/14
Kirk Road - Chicago, IL	Industrial	3,608	1,787	4,062	—	1,787	4,062	5,849	232	5,617	12/18/14

(Amounts in thousands)			Initial Cost (1)		Costs Capitalized Subsequent to Acquisition	Gross Cost Basis at December 31, 2015 (2)			Accumulated Depreciation (3)	Net Carrying Amount	Date of Acquisition (4)
Property Name and/or Location	Property Type	Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total

Lunt Avenue - Chicago, IL	Industrial	1,863	563	1,887	49	563	1,936	2,499	78	2,421	12/18/14
Mason Avenue - Chicago, IL	Industrial	2,663	722	1,825	—	722	1,825	2,547	101	2,446	12/18/14
Meade Avenue - Chicago, IL	Industrial	682	391	351	35	391	386	777	112	665	12/18/14
Mount Prospect Road - Chicago, IL	Industrial	4,657	1,662	6,392	—	1,662	6,392	8,054	266	7,788	12/18/14
Northwest Avenue - Chicago, IL	Industrial	8,149	1,758	10,016	—	1,758	10,016	11,774	346	11,428	12/18/14
Paramount Pkwy 1 - Chicago, IL	Industrial	2,236	506	2,284	60	506	2,344	2,850	87	2,763	12/18/14
Paramount Pkwy 2 - Chicago, IL	Industrial	1,844	523	1,812	44	523	1,856	2,379	85	2,294	12/18/14
Powis Road 1 - Chicago, IL	Industrial	4,027	893	3,742	21	893	3,763	4,656	143	4,513	12/18/14
Powis Road 2 - Chicago, IL	Industrial	3,271	1,071	3,801	—	1,071	3,801	4,872	187	4,685	12/18/14
Territorial Court - Chicago, IL	Industrial	3,734	531	3,919	—	531	3,919	4,450	142	4,308	12/18/14
Tollgate Road - Chicago, IL	Industrial	3,682	756	4,029	—	756	4,029	4,785	145	4,640	12/18/14
Continental Can - Kansas City, KS	Industrial	5,707	790	6,277	—	790	6,277	7,067	221	6,846	12/18/14
Hollins Ferry Road - Halethorpe, MD	Industrial	—	1,467	6,714	—	1,467	6,714	8,181	196	7,985	6/19/15
Wellmoor Court - Jessup, MD	Industrial	—	2,173	5,635	—	2,173	5,635	7,808	165	7,643	6/19/15
31st Avenue - Minneapolis, MN	Industrial	8,168	1,515	9,054	262	1,515	9,316	10,831	397	10,434	12/18/14
Armstrong 1 - Minneapolis, MN	Industrial	6,928	984	8,489	128	984	8,617	9,601	353	9,248	12/18/14
Armstrong 2 - Minneapolis, MN	Industrial	7,155	891	8,035	328	891	8,363	9,254	296	8,958	12/18/14
Aspen Distribution - Minneapolis, MN	Industrial	3,326	1,022	2,763	—	1,022	2,763	3,785	164	3,621	12/18/14
Diamond Lake Industrial Center II - Minneapolis, MN	Industrial	2,788	729	2,716	—	729	2,716	3,445	140	3,305	12/18/14
Enterprise Drive - Minneapolis, MN	Industrial	6,556	1,500	8,487	—	1,500	8,487	9,987	327	9,660	3/20/15
Fridley Industrial Park - Minneapolis, MN	Industrial	8,483	971	9,429	26	971	9,455	10,426	309	10,117	12/18/14
Hampshire Avenue South 1 - Minneapolis, MN	Industrial	5,937	1,427	8,564	—	1,427	8,564	9,991	318	9,673	3/20/15
Hampshire Avenue South 2 - Minneapolis, MN	Industrial	6,318	1,406	8,037	—	1,406	8,037	9,443	320	9,123	3/20/15
Midway Distribution Center - Minneapolis, MN	Industrial	11,003	1,863	11,771	250	1,863	12,021	13,884	455	13,429	12/18/14
North Nathan Lane - Minneapolis, MN	Industrial	7,844	2,660	10,417	65	2,660	10,482	13,142	448	12,694	3/20/15
South Diamond Lake - Minneapolis, MN	Industrial	3,976	666	3,473	—	666	3,473	4,139	147	3,992	12/18/14
Twinlakes I - Minneapolis, MN	Industrial	2,565	830	2,448	362	830	2,810	3,640	145	3,495	12/18/14
Airworld Building 1 - Kansas City, MO	Industrial	4,502	893	5,691	952	893	6,643	7,536	299	7,237	12/18/14
Airworld Building 2 - Kansas City, MO	Industrial	4,618	748	5,069	—	748	5,069	5,817	201	5,616	12/18/14
Airworld 107th Terrace - Kansas City, MO	Industrial	2,856	600	3,407	—	600	3,407	4,007	166	3,841	12/18/14
Levee - Kansas City, MO	Industrial	5,598	1,387	4,413	229	1,387	4,642	6,029	227	5,802	12/18/14
North Topping Avenue - Kansas City, MO	Industrial	2,946	713	3,256	—	713	3,256	3,969	151	3,818	12/18/14
Quebec - Kansas City, MO	Industrial	7,159	1,193	7,778	221	1,193	7,999	9,192	306	8,886	12/18/14
Saline - Kansas City, MO	Industrial	3,190	676	2,955	86	676	3,041	3,717	147	3,570	12/18/14
Warren Street - Kansas City, MO	Industrial	6,216	1,351	6,727	38	1,351	6,765	8,116	286	7,830	12/18/14
Axminister - St. Louis, MO	Industrial	7,653	1,328	8,468	—	1,328	8,468	9,796	334	9,462	12/18/14
Corporate Exchange - St. Louis, MO	Industrial	4,272	835	3,479	—	835	3,479	4,314	177	4,137	12/18/14
Corporate Woods V - St. Louis, MO	Industrial	5,880	1,348	5,724	19	1,348	5,743	7,091	253	6,838	12/18/14
Crossroads Industrial - St. Louis, MO	Industrial	2,576	659	3,173	—	659	3,173	3,832	145	3,687	12/18/14

(Amounts in thousands)			Initial Cost (1)		Costs Capitalized Subsequent to Acquisition	Gross Cost Basis at December 31, 2015 (2)			Accumulated Depreciation (3)	Net Carrying Amount	Date of Acquisition (4)
Property Name and/or Location	Property Type	Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total

Mid-County Industrial Dr 1 - St. Louis, MO	Industrial	3,079	587	2,439	27	587	2,466	3,053	105	2,948	12/18/14
Mid-County Industrial Dr 2 - St. Louis, MO	Industrial	2,955	494	2,186	—	494	2,186	2,680	119	2,561	12/18/14
Rider Trail North - St. Louis, MO	Industrial	4,669	1,448	5,650	50	1,448	5,700	7,148	265	6,883	12/18/14
Trane Distribution Center - St. Louis, MO	Industrial	10,032	2,114	12,583	—	2,114	12,583	14,697	497	14,200	12/18/14
Bordentown-Hedding Road - Bordentown, NJ	Industrial	—	5,851	3,362	—	5,851	3,362	9,213	117	9,096	6/19/15
Mid-Atlantic Corp 1 - South Jersey, NJ	Industrial	1,575	279	2,260	14	279	2,274	2,553	84	2,469	12/18/14
Mid-Atlantic Corp 2 - South Jersey, NJ	Industrial	2,185	587	2,638	—	587	2,638	3,225	129	3,096	12/18/14
Mid-Atlantic Corp 3 - South Jersey, NJ	Industrial	2,138	264	2,530	—	264	2,530	2,794	105	2,689	12/18/14
Mid-Atlantic Corp 4 - South Jersey, NJ	Industrial	2,626	228	3,226	—	228	3,226	3,454	106	3,348	12/18/14
Mid-Atlantic Corp 5 - South Jersey, NJ	Industrial	4,760	736	7,158	—	736	7,158	7,894	296	7,598	12/18/14
Mid-Atlantic Corp 6 - South Jersey, NJ	Industrial	1,382	263	1,576	—	263	1,576	1,839	70	1,769	12/18/14
Mid-Atlantic Corp 7 - South Jersey, NJ	Industrial	1,290	283	2,334	15	283	2,349	2,632	101	2,531	12/18/14
Mid-Atlantic Corp 8 - South Jersey, NJ	Industrial	1,902	613	2,496	391	613	2,887	3,500	154	3,346	12/18/14
Mid-Atlantic Corp 9 - South Jersey, NJ	Industrial	1,325	546	1,615	100	546	1,715	2,261	102	2,159	12/18/14
Mid-Atlantic Corp 10 - South Jersey, NJ	Industrial	2,116	292	2,235	—	292	2,235	2,527	108	2,419	12/18/14
Mid-Atlantic Corp 11 - South Jersey, NJ	Industrial	1,737	316	2,225	—	316	2,225	2,541	100	2,441	12/18/14
Mid-Atlantic Corp 12 - South Jersey, NJ	Industrial	2,416	511	3,140	—	511	3,140	3,651	195	3,456	12/18/14
Connecticut - South Jersey, NJ	Industrial	1,947	662	1,946	—	662	1,946	2,608	113	2,495	12/18/14
Delran Parkway - South Jersey, NJ	Industrial	1,866	579	2,778	34	579	2,812	3,391	131	3,260	12/18/14
Freeway Drive 1 - South Jersey, NJ	Industrial	2,114	354	2,460	—	354	2,460	2,814	105	2,709	12/18/14
Freeway Drive 2 - South Jersey, NJ	Industrial	1,816	399	3,110	—	399	3,110	3,509	122	3,387	12/18/14
Imperial Way Land - South Jersey, NJ	Industrial	149	304	—	—	304	—	304	—	304	12/18/14
Mid-Atlantic Grandview - South Jersey, NJ	Industrial	1,887	245	2,191	—	245	2,191	2,436	84	2,352	12/18/14
Mid-Atlantic Imperial - South Jersey, NJ	Industrial	2,166	547	2,614	—	547	2,614	3,161	130	3,031	12/18/14
Pedricktown Commons - South Jersey, NJ	Industrial	8,941	1,259	12,209	13	1,259	12,222	13,481	522	12,959	12/18/14
Commerce Drive - Aston, PA	Industrial	—	2,905	15,929	—	2,905	15,929	18,834	499	18,335	6/19/15
Marshall Lane - Bensalem, PA	Industrial	—	3,798	15,253	—	3,798	15,253	19,051	454	18,597	6/19/15
Progress Drive - Bensalem, PA	Industrial	—	6,069	15,210	—	6,069	15,210	21,279	529	20,750	6/19/15
Keystone Crossings II - Bristol, PA	Industrial	—	2,313	16,778	—	2,313	16,778	19,091	360	18,731	5/18/15
Dunks Ferry - Philadelphia, PA	Industrial	3,138	558	3,574	—	558	3,574	4,132	148	3,984	12/18/14
Frost - Philadelphia, PA	Industrial	4,761	637	5,481	—	637	5,481	6,118	216	5,902	12/18/14
Marshall - Philadelphia, PA	Industrial	3,960	780	4,623	—	780	4,623	5,403	187	5,216	12/18/14
Sinclair - Philadelphia, PA	Industrial	4,073	902	5,594	54	902	5,648	6,550	241	6,309	12/18/14
Malone Distribution Center 1 - Memphis, TN	Industrial	1,772	435	2,143	—	435	2,143	2,578	108	2,470	12/18/14
Malone Distribution Center 2 - Memphis, TN	Industrial	1,699	480	2,265	—	480	2,265	2,745	118	2,627	12/18/14
Malone Distribution Center 3 - Memphis, TN	Industrial	1,296	252	1,429	—	252	1,429	1,681	96	1,585	12/18/14
Rutland 1 - Austin, TX	Industrial	3,553	722	3,562	245	722	3,807	4,529	157	4,372	12/18/14
Rutland 2 - Austin, TX	Industrial	2,818	509	2,673	23	509	2,696	3,205	98	3,107	12/18/14
Cameron Road Corporate Park - Austin, TX	Industrial	9,547	1,943	11,215	—	1,943	11,215	13,158	457	12,701	12/18/14
Wallace Drive 1 - Dallas, TX	Industrial	4,265	1,004	6,788	241	1,004	7,029	8,033	291	7,742	12/18/14

(Amounts in thousands)			Initial Cost (1)		Costs Capitalized Subsequent to Acquisition	Gross Cost Basis at December 31, 2015 (2)			Accumulated Depreciation (3)	Net Carrying Amount	Date of Acquisition (4)
Property Name and/or Location	Property Type	Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total

Wallace Drive 2 - Dallas, TX	Industrial	4,431	1,030	6,766	—	1,030	6,766	7,796	233	7,563	12/18/14
Wallace Drive 3 - Dallas, TX	Industrial	6,065	973	6,404	45	973	6,449	7,422	249	7,173	12/18/14
Wallace Drive 4 - Dallas, TX	Industrial	4,043	1,295	4,662	—	1,295	4,662	5,957	240	5,717	12/18/14
Wallace Drive 5 - Dallas, TX	Industrial	4,592	1,032	5,274	17	1,032	5,291	6,323	243	6,080	12/18/14
Avenue N - Dallas, TX	Industrial	4,817	1,302	6,797	178	1,302	6,975	8,277	255	8,022	12/18/14
Avenue R - Dallas, TX	Industrial	1,311	478	2,495	—	478	2,495	2,973	188	2,785	12/18/14
Billy Mitchell 1 - Dallas, TX	Industrial	1,038	255	1,326	30	255	1,356	1,611	44	1,567	12/18/14
Billy Mitchell 2 - Dallas, TX	Industrial	1,234	255	1,702	—	255	1,702	1,957	64	1,893	12/18/14
Bradley Lane - Dallas, TX	Industrial	1,749	604	2,127	28	604	2,155	2,759	82	2,677	12/18/14
Capital Avenue - Dallas, TX	Industrial	1,053	269	1,277	—	269	1,277	1,546	46	1,500	12/18/14
Carter Drive - Dallas, TX	Industrial	2,036	829	2,018	—	829	2,018	2,847	95	2,752	12/18/14
Carter Industrial Park - Dallas, TX	Industrial	2,388	760	3,061	75	760	3,136	3,896	125	3,771	12/18/14
Century - Dallas, TX	Industrial	5,085	1,584	4,713	95	1,584	4,808	6,392	284	6,108	12/18/14
Country Club Drive - Dallas, TX	Industrial	5,886	1,086	6,320	—	1,086	6,320	7,406	228	7,178	12/18/14
Crossroads I - Dallas, TX	Industrial	3,220	970	5,431	27	970	5,458	6,428	223	6,205	12/18/14
Crossroads II - Dallas, TX	Industrial	2,703	525	3,695	—	525	3,695	4,220	170	4,050	12/18/14
Crown Drive - Dallas, TX	Industrial	2,375	905	3,123	—	905	3,123	4,028	164	3,864	12/18/14
East Avenue E - Dallas, TX	Industrial	1,981	575	1,872	—	575	1,872	2,447	80	2,367	12/18/14
Exchange Drive - Dallas, TX	Industrial	1,659	448	1,919	—	448	1,919	2,367	65	2,302	12/18/14
Hilltop - Dallas, TX	Industrial	2,704	575	3,165	—	575	3,165	3,740	141	3,599	12/18/14
Jetstar Drive - Dallas, TX	Industrial	1,675	308	1,929	—	308	1,929	2,237	74	2,163	12/18/14
Kellway Drive - Dallas, TX	Industrial	1,341	256	1,594	—	256	1,594	1,850	65	1,785	12/18/14
Kelly 1 - Dallas, TX	Industrial	4,449	1,036	5,573	—	1,036	5,573	6,609	202	6,407	12/18/14
Kelly 2 - Dallas, TX	Industrial	7,633	2,167	9,289	194	2,167	9,483	11,650	368	11,282	12/18/14
Langland - Dallas, TX	Industrial	4,746	1,475	4,672	—	1,475	4,672	6,147	198	5,949	12/18/14
Miller Road - Dallas, TX	Industrial	1,325	344	1,642	—	344	1,642	1,986	84	1,902	12/18/14
Plaza 35-1 - Dallas, TX	Industrial	4,385	2,455	4,975	106	2,455	5,081	7,536	316	7,220	12/18/14
Plaza 35-2 - Dallas, TX	Industrial	7,013	2,256	7,820	—	2,256	7,820	10,076	363	9,713	12/18/14
Rafe Street - Dallas, TX	Industrial	2,086	554	2,511	50	554	2,561	3,115	99	3,016	12/18/14
Red Bird - Dallas, TX	Industrial	2,203	539	1,986	69	539	2,055	2,594	85	2,509	12/18/14
Santa Anna - Dallas, TX	Industrial	3,442	961	1,629	—	961	1,629	2,590	88	2,502	12/18/14
Shiloh Road - Dallas, TX	Industrial	4,691	1,271	6,511	74	1,271	6,585	7,856	277	7,579	12/18/14
Skylane Drive 1 - Dallas, TX	Industrial	5,001	863	6,648	296	863	6,944	7,807	246	7,561	12/18/14
Skylane Drive 2 - Dallas, TX	Industrial	1,196	256	1,649	—	256	1,649	1,905	74	1,831	12/18/14
Skyway Circle North - Dallas, TX	Industrial	2,965	541	3,127	14	541	3,141	3,682	145	3,537	12/18/14
Sterling - Dallas, TX	Industrial	5,060	1,473	5,906	—	1,473	5,906	7,379	246	7,133	12/18/14
Valley View - Dallas, TX	Industrial	5,567	1,453	6,141	—	1,453	6,141	7,594	241	7,353	12/18/14
Valwood Industrial Center - Dallas, TX	Industrial	4,930	1,032	7,681	37	1,032	7,718	8,750	243	8,507	12/18/14
Vantage Drive - Dallas, TX	Industrial	11,966	2,900	13,997	—	2,900	13,997	16,897	622	16,275	12/18/14
West Crosby - Dallas, TX	Industrial	2,466	558	2,996	—	558	2,996	3,554	140	3,414	12/18/14

(Amounts in thousands)			Initial Cost (1)		Costs Capitalized Subsequent to Acquisition	Gross Cost Basis at December 31, 2015 (2)			Accumulated Depreciation (3)	Net Carrying Amount	Date of Acquisition (4)
Property Name and/or Location	Property Type	Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total

West North Carrier - Dallas, TX	Industrial	6,172	1,999	8,508	14	1,999	8,522	10,521	311	10,210	12/18/14
West Royal Lane - Dallas, TX	Industrial	6,134	—	8,979	36	—	9,015	9,015	323	8,692	12/18/14
West Trinity Mills - Dallas, TX	Industrial	2,278	867	3,689	—	867	3,689	4,556	164	4,392	12/18/14
Alliance Gateway - Fort Worth, TX	Industrial	—	993	4,743	—	993	4,743	5,736	124	5,612	4/21/15
Avenue R 1 - Grand Prairie, TX	Industrial	—	1,178	6,256	22	1,178	6,278	7,456	212	7,244	4/21/15
Avenue R 2 - Grand Prairie, TX	Industrial	—	892	5,722	85	892	5,807	6,699	181	6,518	4/21/15
Avenue R 3 - Grand Prairie, TX	Industrial	—	1,159	8,159	—	1,159	8,159	9,318	239	9,079	4/21/15
114th Street - Grand Prairie, TX	Industrial	—	920	5,461	—	920	5,461	6,381	123	6,258	4/21/15
Westpark Drive - Grand Prairie, TX	Industrial	—	642	4,554	175	642	4,729	5,371	123	5,248	4/21/15
Air Center Business Park - Houston, TX	Industrial	13,482	2,084	16,343	—	2,084	16,343	18,427	584	17,843	12/18/14
Chisholm Trail - Houston, TX	Industrial	3,536	979	4,550	23	979	4,573	5,552	177	5,375	12/18/14
Freeport Ninety Business Center - Houston, TX	Industrial	22,805	4,429	27,710	331	4,429	28,041	32,470	1,016	31,454	12/18/14
Heathrow Forest Parkway - Houston, TX	Industrial	4,232	1,351	4,485	—	1,351	4,485	5,836	176	5,660	12/18/14
North Shepherd Business Center - Houston, TX	Industrial	4,594	1,541	5,473	48	1,541	5,521	7,062	255	6,807	12/18/14
Oakhollow Business Center - Houston, TX	Industrial	4,182	1,234	6,231	38	1,234	6,269	7,503	215	7,288	12/18/14
Pinemont Business Center - Houston, TX	Industrial	4,207	869	5,609	66	869	5,675	6,544	218	6,326	12/18/14
South Trade Center - Houston, TX	Industrial	7,243	2,199	8,805	—	2,199	8,805	11,004	323	10,681	12/18/14
Sugar Land Business Center - Houston, TX	Industrial	18,348	2,823	23,543	281	2,823	23,824	26,647	827	25,820	12/18/14
Westhollow - Houston, TX	Industrial	5,721	1,982	6,634	136	1,982	6,770	8,752	330	8,422	12/18/14
Wingfoot Road - Houston, TX	Industrial	3,782	1,216	4,454	—	1,216	4,454	5,670	180	5,490	12/18/14
Plano Business Center 1 - Plano, TX	Industrial	14,598	2,485	18,402	47	2,485	18,449	20,934	719	20,215	12/18/14
West Custer Road 1 - Salt Lake City, UT	Industrial	1,700	586	2,108	63	586	2,171	2,757	80	2,677	12/18/14
West Custer Road 2 - Salt Lake City, UT	Industrial	1,934	526	2,208	104	526	2,312	2,838	86	2,752	12/18/14
West Custer Road 3 - Salt Lake City, UT	Industrial	578	315	706	—	315	706	1,021	34	987	12/18/14
West Custer Road 4 - Salt Lake City, UT	Industrial	3,883	1,025	4,757	36	1,025	4,793	5,818	184	5,634	12/18/14
West Custer Road 5 - Salt Lake City, UT	Industrial	597	328	828	33	328	861	1,189	39	1,150	12/18/14
Bridger Road - Salt Lake City, UT	Industrial	2,194	651	2,852	—	651	2,852	3,503	102	3,401	12/18/14
Fremont Drive 1 - Salt Lake City, UT	Industrial	2,347	674	2,473	—	674	2,473	3,147	89	3,058	12/18/14
Fremont Drive 2 - Salt Lake City, UT	Industrial	3,127	1,312	3,809	—	1,312	3,809	5,121	168	4,953	12/18/14
Pentagon Centennial - Salt Lake City, UT	Industrial	4,442	615	6,240	—	615	6,240	6,855	217	6,638	12/18/14
South - Salt Lake City, UT	Industrial	3,073	794	3,055	—	794	3,055	3,849	119	3,730	12/18/14
South 3600 West Street - Salt Lake City, UT	Industrial	4,469	1,329	5,645	11	1,329	5,656	6,985	208	6,777	12/18/14
South Street - Salt Lake City, UT	Industrial	4,572	1,133	6,359	12	1,133	6,371	7,504	214	7,290	12/18/14
Summit Distribution Center - Salt Lake City, UT	Industrial	10,766	2,535	14,253	30	2,535	14,283	16,818	503	16,315	12/18/14
West Technology Drive - Salt Lake City, UT	Industrial	6,031	1,847	7,209	19	1,847	7,228	9,075	270	8,805	12/18/14
100th Street - Chicago, WI	Industrial	7,535	1,777	6,842	—	1,777	6,842	8,619	302	8,317	12/18/14
Alicante-Elche, Spain	Industrial	657	449	867	15	449	882	1,331	33	1,298	4/2/15
Barcelona-Granollers, Spain	Industrial	4,752	1,788	3,277	58	1,788	3,335	5,123	124	4,999	4/2/15
Bilbao, Spain	Industrial	1,166	782	1,553	28	782	1,581	2,363	58	2,305	4/2/15
Gran Canaria, Spain	Industrial	510	414	610	11	414	621	1,035	23	1,012	4/2/15

(Amounts in thousands)			Initial Cost (1)		Costs Capitalized Subsequent to Acquisition	Gross Cost Basis at December 31, 2015 (2)			Accumulated Depreciation (3)	Net Carrying Amount	Date of Acquisition (4)
Property Name and/or Location	Property Type	Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total

La Coruña, Spain	Industrial	703	420	986	18	420	1,004	1,424	37	1,387	4/2/15
Madrid-Coslada, Spain	Industrial	7,785	5,214	10,375	184	5,214	10,559	15,773	391	15,382	4/2/15
Mallorca, Spain	Industrial	602	552	654	12	552	666	1,218	25	1,193	4/2/15
Mérida, Spain	Industrial	176	126	231	—	126	231	357	9	348	4/2/15
Sevilla- Pl. Store, Spain	Industrial	910	783	1,042	19	783	1,061	1,844	39	1,805	4/2/15
Sevilla-Alcalá G., Spain	Industrial	949	694	1,208	21	694	1,229	1,923	45	1,878	4/2/15
Tenerife, Spain	Industrial	393	414	384	—	414	384	798	14	784	4/2/15
Valencia, Spain	Industrial	907	726	1,092	19	726	1,111	1,837	41	1,796	4/2/15
Valladolid, Spain	Industrial	454	316	594	11	316	605	921	22	899	4/2/15
Zaragoza, Spain	Industrial	5,576	2,404	8,738	155	2,404	8,893	11,297	329	10,968	4/2/15
Woodside Park - Dunstable, UK	Industrial	20,098	8,068	22,706	—	8,068	22,706	30,774	70	30,704	12/10/15
Wednesbury Trading Estate - Wednesbury, UK	Industrial	10,802	—	16,541	—	—	16,541	16,541	45	16,496	12/10/15
Total Fitness Preston and Mannin House - Crewe, UK	Leisure	3,310	995	4,075	—	995	4,075	5,070	11	5,059	12/10/15
Dundee Camper Down Leisure Park - Dundee, UK	Leisure	7,305	2,947	8,239	—	2,947	8,239	11,186	19	11,167	12/10/15
Kingsway Leisure Park - Kingsmead, UK	Leisure	7,219	2,947	8,107	—	2,947	8,107	11,054	18	11,036	12/10/15
Peston Total Fitness - Preston, UK	Leisure	3,143	995	3,818	—	995	3,818	4,813	9	4,804	12/10/15
Gade House - Watford, UK	Leisure	3,517	—	5,387	—	—	5,387	5,387	13	5,374	12/10/15
44th Street - Phoenix, AZ	Office	13,500	5,800	27,500	5,235	5,800	32,735	38,535	920	37,615	4/2/15
Pima Center - Scottsdale, AZ	Office	—	—	14,130	—	—	14,130	14,130	840	13,290	6/24/14
Excelsior Crossings - Hopkins, MN	Office	88,000	8,319	104,367	—	8,319	104,367	112,686	7,280	105,406	12/9/13
Office - Rue de la Piazza, France	Office	17,050	4,614	28,247	—	4,614	28,247	32,861	70	32,791	11/27/15
Piazza Firenze, Italy	Office	—	307	230	—	307	230	537	8	529	4/2/15
Via Iv Novembre, Italy	Office	—	2,219	804	—	2,219	804	3,023	24	2,999	4/2/15
Forus, Norway	Office	180,960	61,097	226,872	—	61,097	226,872	287,969	3,756	284,213	6/9/15
Shiprow Aberdeen - Aberdeen, UK	Office	7,688	6,711	8,318	—	6,711	8,318	15,029	259	14,770	4/2/15
The Quadrant Bristol - Almondsbury, UK	Office	9,798	3,942	11,062	—	3,942	11,062	15,004	28	14,976	12/10/15
Broadway House - Bradford, UK	Office	2,544	260	2,736	—	260	2,736	2,996	119	2,877	4/2/15
Alexander House - Cardiff, UK	Office	1,066	369	1,139	—	369	1,139	1,508	64	1,444	4/2/15
Castle Street Cardiff - Cardiff, UK	Office	3,689	1,404	3,998	—	1,404	3,998	5,402	111	5,291	4/2/15
Newport Road - Cardiff, UK	Office	3,521	481	3,794	—	481	3,794	4,275	149	4,126	4/2/15
The Friary Cardiff - Cardiff, UK	Office	3,873	1,116	4,195	—	1,116	4,195	5,311	121	5,190	4/2/15
The Grange - Cheltenham - Cheltenham, UK	Office	29,160	12,044	32,606	—	12,044	32,606	44,650	82	44,568	12/10/15
Whitfield Court - Dover, UK	Office	2,434	665	2,550	39	665	2,589	3,254	170	3,084	4/2/15
Clepington Road - Dundee, UK	Office	1,750	759	1,884	—	759	1,884	2,643	78	2,565	4/2/15
Concept Court - Folkestone, UK	Office	3,951	203	4,261	—	203	4,261	4,464	159	4,305	4/2/15
Astral Tower - Gatwick , UK	Office	—	7,183	18,528	437	7,183	18,965	26,148	765	25,383	4/2/15
Pacific House - Glasgow, UK	Office	6,303	3,786	6,477	325	3,786	6,802	10,588	247	10,341	4/2/15
Albion Trade Park - Handsworth, UK	Office	1,134	369	1,223	—	369	1,223	1,592	46	1,546	4/2/15
Helios Court - Hatfield, UK	Office	8,998	3,610	10,169	—	3,610	10,169	13,779	23	13,756	12/10/15

(Amounts in thousands)			Initial Cost (1)		Costs Capitalized Subsequent to Acquisition	Gross Cost Basis at December 31, 2015 (2)			Accumulated Depreciation (3)	Net Carrying Amount	Date of Acquisition (4)
Property Name and/or Location	Property Type	Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total

Two Humber Quays - Hull, UK	Office	5,417	—	5,850	—	—	5,850	5,850	207	5,643	4/2/15
Bain Square 1 - Livingston, UK	Office	815	418	876	—	418	876	1,294	40	1,254	4/2/15
Bain Square 2 - Livingston, UK	Office	736	524	790	—	524	790	1,314	37	1,277	4/2/15
Gloucester Building - London, UK	Office	15,432	6,115	17,515	—	6,115	17,515	23,630	38	23,592	12/10/15
Cathedral Square - Newcastle, UK	Office	9,597	2,108	10,327	—	2,108	10,327	12,435	438	11,997	4/2/15
Drury Point - Oldham, UK	Office	2,556	—	2,644	—	—	2,644	2,644	334	2,310	4/2/15
Uxbridge - Regus House - London, UK	Office	5,062	1,953	5,800	—	1,953	5,800	7,753	14	7,739	12/10/15
Llys Tawe - Swansea, UK	Office	3,980	—	4,294	—	—	4,294	4,294	157	4,137	4/2/15
Mecca Bingo - Swansea, UK	Office	1,620	2,268	1,733	—	2,268	1,733	4,001	97	3,904	4/2/15
Quay West - Swansea, UK	Office	3,000	—	3,176	52	—	3,228	3,228	133	3,095	4/2/15
Swansea enterprice park - Swansea, UK	Office	2,254	681	2,445	—	681	2,445	3,126	64	3,062	4/2/15
Waterside Business Park - Swansea, UK	Office	3,080	—	3,304	—	—	3,304	3,304	163	3,141	4/2/15
Wind Street - Swansea, UK	Office	1,597	325	1,728	—	325	1,728	2,053	53	2,000	4/2/15
Thatcham Business Village - Thatcham, UK	Office	2,622	3,618	2,044	735	3,618	2,779	6,397	207	6,190	4/2/15
Holiday Inn - York, UK	Office	12,894	4,169	11,131	—	4,169	11,131	15,300	531	14,769	4/2/15
Contra' Porta Padova , Italy	Retail	—	817	201	—	817	201	1,018	8	1,010	4/2/15
Corso Francia Via Jacini, Italy	Retail	—	1,629	103	—	1,629	103	1,732	5	1,727	4/2/15
Corso Mazzini - Angolo Piazzale Del Lavoro, Italy	Retail	—	938	934	—	938	934	1,872	13	1,859	4/2/15
Corso Stati Uniti, Italy	Retail	—	270	324	—	270	324	594	3	591	4/2/15
Largo Carducci, Italy	Retail	—	1,000	292	—	1,000	292	1,292	18	1,274	4/2/15
Largo Gramsci - Via Borgo Marturi 1, Italy	Retail	—	601	552	—	601	552	1,153	15	1,138	4/2/15
Piazza Caneva Ang. Via Biondi, Italy	Retail	—	585	125	—	585	125	710	3	707	4/2/15
Piazza Del Popolo, Italy	Retail	—	602	328	—	602	328	930	11	919	4/2/15
Piazza Falcone-Borsellino Via D. Costa, Italy	Retail	—	646	304	—	646	304	950	10	940	4/2/15
Piazza Garibaldi, Italy	Retail	—	549	256	—	549	256	805	8	797	4/2/15
Piazza Pio Xi Via Micara, Italy	Retail	—	1,355	90	—	1,355	90	1,445	5	1,440	4/2/15
Piazza Righi, Italy	Retail	—	1,288	236	—	1,288	236	1,524	8	1,516	4/2/15
Piazza Tommaseo, Italy	Retail	—	1,343	309	—	1,343	309	1,652	7	1,645	4/2/15
Piazza V. Emanuele Ii, Italy	Retail	—	353	277	—	353	277	630	6	624	4/2/15
Piazza Xx Settembre, Italy	Retail	—	357	193	—	357	193	550	7	543	4/2/15
Piazzale Santa Croce, Italy	Retail	—	386	212	—	386	212	598	10	588	4/2/15
Via Appia Nuova Ang. Via Veio, Italy	Retail	—	2,176	103	—	2,176	103	2,279	1	2,278	4/2/15
Via Brigata Partigiana Ugo Muccini, Italy	Retail	—	455	240	—	455	240	695	2	693	4/2/15
Via Bufalini, Italy	Retail	—	12,616	17,926	—	12,616	17,926	30,542	160	30,382	4/2/15
Via Chiodo, Italy	Retail	—	2,864	921	—	2,864	921	3,785	1	3,784	4/2/15
Via Cimarosa Ang. C.So Vercelli, Italy	Retail	—	2,286	158	—	2,286	158	2,444	7	2,437	4/2/15
Via Dalmazia, Italy	Retail	—	640	175	—	640	175	815	6	809	4/2/15
Via Dante - Via Manzoni, Italy	Retail	—	190	108	—	190	108	298	4	294	4/2/15
Via Della Giuliana - Via Buccari 11, Italy	Retail	—	1,084	73	—	1,084	73	1,157	3	1,154	4/2/15
Via Diaz, Italy	Retail	—	872	200	—	685	200	885	52	833	4/2/15

(Amounts in thousands)			Initial Cost (1)		Costs Capitalized Subsequent to Acquisition	Gross Cost Basis at December 31, 2015 (2)			Accumulated Depreciation (3)	Net Carrying Amount	Date of Acquisition (4)
Property Name and/or Location	Property Type	Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total

Via Fiume, Italy	Retail	—	304	172	—	304	172	476	1	475	4/2/15
Via Flaminia, Italy	Retail	—	1,781	104	—	1,781	104	1,885	5	1,880	4/2/15
Via Michelangelo Buonarroti, Italy	Retail	—	2,899	241	—	2,899	241	3,140	7	3,133	4/2/15
Via Montebuoni, Italy	Retail	—	245	141	—	245	141	386	4	382	4/2/15
Via Pescheria Via Maggiore, Italy	Retail	—	191	171	—	191	171	362	6	356	4/2/15
Via Rucellai, Italy	Retail	—	676	529	—	676	529	1,205	14	1,191	4/2/15
Via Sacro Cuore / Via Astichello, Italy	Retail	—	251	142	—	251	142	393	3	390	4/2/15
Via Valsugana, Italy	Retail	—	409	211	—	409	211	620	8	612	4/2/15
Viale Felissent, Italy	Retail	—	874	398	—	874	398	1,272	22	1,250	4/2/15
Martineau Place - Birmingham, UK	Retail	45,838	—	70,186	—	—	70,186	70,186	158	70,028	12/10/15
Bolton Gate Retail Park - Bolton, UK	Retail	24,733	9,726	28,146	—	9,726	28,146	37,872	62	37,810	12/10/15
The Marlowes - Hemel Hempstead, UK	Retail	1,252	516	1,401	—	516	1,401	1,917	5	1,912	12/10/15
The Paisley Centre - Paisley, UK	Retail	12,190	5,452	13,215	—	5,452	13,215	18,667	45	18,622	12/10/15
Charles Cross - Plymouth, UK	Retail	6,667	3,021	7,188	—	3,021	7,188	10,209	16	10,193	12/10/15
Friar Street - Reading, UK	Retail	984	405	1,104	—	405	1,104	1,509	2	1,507	12/10/15
Renfrew Retail Park - Renfrew, UK	Retail	2,366	1,547	2,078	—	1,547	2,078	3,625	9	3,616	12/10/15
Springfield Retail Park - Stoke-on-Trent, UK	Retail	11,765	4,642	13,374	—	4,642	13,374	18,016	34	17,982	12/10/15
The Galleries & Makinson - Wigan, UK	Retail	4,275	1,510	5,036	—	1,510	5,036	6,546	32	6,514	12/10/15
Other	Various	—	—	19,989	—	—	19,989	19,989	52	19,937	Various
Real estate held for investment		1,964,118	578,764	2,620,722	19,139	578,577	2,639,861	3,218,438	86,220	3,132,218
Real estate held for sale	Various	7,860	NA	NA	NA	NA	NA	NA	NA	297,887	Various
Total real estate assets		$1,971,978	$578,764	$2,620,722	$19,139	$578,577	$2,639,861	$3,218,438	$86,220	$3,430,105
__________

(1)
The purchase price allocations for certain 2015 acquisitions are provisional and subject to retrospective adjustments during the measurement period, not to exceed one year, based upon new information obtained about facts and circumstances that existed as of the date of acquisition.

(2)	The aggregate gross cost of total real estate assets for federal income tax purposes is approximately $3.5 billion as of December 31, 2015.

(3)	Depreciation is calculated using a useful life of 3 to 46 years for buildings and improvements.

(4)	Properties consolidated upon the Combination reflect an acquisition date of April 2, 2015, the effective date of consolidation.

The following tables summarize the activity in real estate assets and accumulated depreciation:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Total Investment in Real Estate Assets, at Gross Cost Basis
Balance at January 1	$1,650,418	$112,686	$—
Acquisitions	1,223,452	1,537,732	112,686
Foreclosures	155,035	—	—
Improvements and capitalized costs (1)	55,993	—	—
Consolidation of real estate held by investment entities (Note 7)	812,672	—	—
Dispositions (2)	(321,173)	—	—
Impairment	(7,089)	—	—
Effect of changes in foreign exchange rates	(50,626)	—	—
Balance at December 31	3,518,682	1,650,418	112,686
Classified as held for sale, net (3)	(300,244)	—	—
Balance at December 31, held for investment	$3,218,438	$1,650,418	$112,686

	Year Ended December 31,
(In thousands)	2015	2014	2013
Accumulated Depreciation
Balance at January 1	$6,421	$218	$—
Depreciation	83,156	6,203	218
Dispositions (2)	(389)	—	—
Effect of changes in foreign exchange rates	(611)	—	—
Balance at December 31	88,577	6,421	218
Classified as held for sale, net (3)	(2,357)	—	—
Balance at December 31, held for investment	$86,220	$6,421	$218
__________

(1)	Includes transaction costs capitalized for asset acquisitions.

(2)	Includes amounts classified as held for sale during the year and disposed by the end of the year.

(3)	Amounts classified as held for sale during the year and remain as held for sale at the end of the year.

COLONY CAPITAL, INC.
SCHEDULE IV—MORTGAGE LOANS ON REAL ESTATE
December 31, 2015

(Dollars in thousands)
Loan Type / Collateral / Location (1)	Number of Loans	Payment Terms (2)	Interest Rate Range (3)	Maturity Date Range (4)	Prior Liens (5)	Unpaid Principal Balance	Carrying Amount (6)(7)	Principal Amount Subject to Delinquent Principal or Interest (8)
First mortgages:
Residential - Various, USA	3	I/O	9.99% - 15.00%	May 2017 - March 2018	$—	$109,442	$108,944	$—
Multifamily - Various, USA	278	Both	2.37% - 8.20%	February 2016 - April 2038	—	762,762	755,452	8,493
Office - Various, USA	25	Both	4.70% - 9.32%	February 2016 - January 2019	—	491,545	475,588	—
Office - France	1	I/O	15.00%	November 2017	—	15,207	14,693	—
Office - Ireland / France	1	I/O	11.00%	January 2022	—	105,587	107,324	—
Retail - Various, USA	15	Both	4.45% - 11.70%	April 2016 - May 2021	—	392,507	390,830	—
Retail - Germany	1	I/O	10.00%	January 2017	—	54,310	55,082	—
Retail - Spain	1	P&I	15.00%	October 2020	—	65,660	65,191	—
Retail - UK	1	I/O	10.00%	August 2019	—	73,680	73,680	—
Hospitality - Various, USA	8	I/O	5.30% - 11.25%	March 2016 - October 2019	—	132,748	133,177	—
Hospitality - St. Barthelemy	2	I/O	8.50% - 10.50%	March 2016 - September 2018	—	58,787	59,395	—
Hospitality - France	1	I/O	9.00%	July 2017	—	58,736	58,242	—
Hospitality - Spain	1	P&I	8.75%	September 2020	—	80,330	79,385	—
Industrial - Various, USA	4	I/O	4.66% - 8.20%	October 2017 - September 2018	—	32,140	31,924	—
Other - Various, USA	4	Both	6.04% - 8.24%	October 2016 - November 2017	—	129,161	128,223	—
Land - Various, USA	3	Both	10.00% - 14.00%	May 2016 - September 2019	—	135,715	140,053	—
	349				—	2,698,317	2,677,183	8,493
Subordinated debt and mezzanine:
Multifamily - Various, USA	2	I/O	9.45% - 13.00%	September 2017 - August 2024	31,423	23,905	23,786	—
Retail - Various, USA	2	P&I	5.74% - 10.50%	December 2015 - April 2024	229,916	53,932	53,878	—
Hospitality - Various, USA	6	Both	7.78% - 13.50%	June 2016 - April 2019	1,027,855	447,426	448,251	—
Hospitality - Mexico	1	I/O	11.50%	January 2019	90,000	40,000	43,046	—
Hospitality - Greece	1	I/O	11.00%	August 2020	34,351	46,022	46,525	—
Other - CA, USA	1	P&I	8.00%	December 2017	95,794	87,041	86,033	—
Land - CA, USA	1	I/O	9.50%	May 2018	3,992	3,593	3,134	—
	14				1,513,331	701,919	704,653	—

(Dollars in thousands)
Loan Type / Collateral / Location (1)	Number of Loans	Payment Terms (2)	Interest Rate Range (3)	Maturity Date Range (4)	Prior Liens (5)	Unpaid Principal Balance	Carrying Amount (6)(7)	Principal Amount Subject to Delinquent Principal or Interest (8)
Purchased credit-impaired loans (9)
Residential - Various, USA	160				—	53,882	30,637	15,791
Multifamily - Various, USA	257				—	171,910	123,521	15,422
Office - Various, USA	66				—	63,700	45,396	2,760
Office - Spain	1					29,694	4,953	—
Office - UK	1					109,754	82,500	109,753
Retail - Various, USA	154				—	169,085	135,334	10,684
Hospitality - Various, USA	50				—	51,393	36,085	—
Industrial - Various, USA	100				—	106,041	80,756	1,910
Other - Various, USA	186				—	136,189	80,886	11,603
Land - Various, USA	163				—	126,062	46,573	—
	1,138				—	1,017,710	666,641	167,923
	1,501				$1,513,331	$4,417,946	$4,048,477	$176,416
__________

(1)	Loans with carrying amounts that are individually less than 3% of the total carrying amount have been aggregated according to collateral type and location.

(2)	Payment terms: P&I = Periodic payment of principal and interest; I/O = Periodic payment of interest only with principal at maturity

(3)	Variable rate loans are determined based on the applicable index in effect as of December 31, 2015.

(4)	Represents contractual maturity that does not contemplate exercise of extension option.

(5)	Prior liens represent loan amounts owned by third parties that are senior to the Company’s subordinated or mezzanine positions and are approximate.

(6)	Carrying amounts at December 31, 2015 are presented net of $35.2 million of allowance for loan losses.

(7)	The aggregate cost basis of loans held for investment for federal income tax purposes is approximately $4.0 billion as of December 31, 2015.

(8)
Represents principal balance of loans which are 90 days or more past due as to principal or interest. For purchase credit-impaired loans, amounts represent principal balance of loans on nonaccrual status for which the Company is not able to determine a reasonable expectation of cash flows to be collected.

(9)
Purchase credit-impaired loans are acquired loans with evidence of credit quality deterioration for which it is probable at acquisition that the Company will collect less than the contractually required payments. Payment terms, stated interest rate and contractual maturity are not presented as they are not relevant to purchase credit-impaired loans.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 29, 2016

COLONY CAPITAL, INC.

By:	/s/ Darren J. Tangen
Darren J. Tangen
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas J. Barrack, Jr.	Executive Chairman of the Board of Directors	February 29, 2016
Thomas J. Barrack, Jr.

/s/ Richard B. Saltzman	Chief Executive Officer and President and Director (Principal Executive Officer)	February 29, 2016
Richard B. Saltzman

/s/ Darren J. Tangen	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 29, 2016
Darren J. Tangen

/s/ Nancy A. Curtin	Director	February 29, 2016
Nancy A. Curtin

/s/ George G. C. Parker	Director	February 29, 2016
George G. C. Parker

/s/ John A. Somers	Director	February 29, 2016
John A. Somers

/s/ John L. Steffens	Director	February 29, 2016
John L. Steffens

EXHIBIT INDEX

Exhibit Number	Description

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

2.2
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

3.1	Second Amended and Restated Bylaws of Colony Financial, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on March 8, 2013)
3.2	Articles of Restatement, dated April 1, 2015 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed April 2, 2015)
3.3
Articles Supplementary designating Colony Capital, Inc.’s 7.125% Series C Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share (incorporated by reference to Exhibit 3.4 to the Company’s Form 8-A filed April 13, 2015)

4.1
Specimen Common Stock Certificate of Colony Financial, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Company's Registration Statement on Form S-11 (No. 333-160323) filed on September 18, 2009)

4.2
Form of stock certificate evidencing the 8.50% Series A Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share (incorporated by reference to Exhibit 4.1 to the Company's Form 8-A filed on March 20, 2012)

4.3
Indenture, dated as of April 10, 2013, between the Company and the Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 10, 2013)

4.4
First Supplemental Indenture to the Indenture dated as of April 10, 2013 between the Company and the Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on April 10, 2013)

4.5
Second Supplemental Indenture, dated as of January 28, 2014, between the Company and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 23, 2014)

4.6	Form of 3.875% Convertible Senior Notes due 2021 (included in Exhibit 4.5)
4.7
Form of stock certificate evidencing the 7.50% Series B Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-A filed on June 19, 2014)

4.8
Form of stock certificate evidencing the 7.125% Series C Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-A filed April 13, 2015)

10.1
Registration Rights Agreement by and among the Company and the persons listed on Schedule A thereto (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 12, 2009)

10.2†
Indemnification Agreement by and between Colony Financial, Inc. and Thomas J. Barrack, Jr. (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed on November 12, 2009)

10.3†
Indemnification Agreement by and between Colony Financial, Inc. and Richard B. Saltzman (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q filed on November 12, 2009)

10.4†
Indemnification Agreement by and between Colony Financial, Inc. and Darren J. Tangen (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q filed on November 12, 2009)

10.5†
Indemnification Agreement by and between Colony Financial, Inc. and Kevin P. Traenkle (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q filed on November 12, 2009)

10.6†
Indemnification Agreement by and between Colony Financial, Inc. and Ronald M. Sanders (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q filed on November 12, 2009)

10.7†
Indemnification Agreement by and between Colony Financial, Inc. and Mark M. Hedstrom (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q filed on November 12, 2009)

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

10.11†	2009 Non-Executive Director Stock Plan of Colony Financial, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8 filed on September 29, 2009)
10.12†
Form of Restricted Stock Award Agreement for Non-Executive Directors (incorporated by reference to Exhibit 10.9 to Amendment No. 5 to the Company's Registration Statement on Form S-11 (No. 333-160323) filed on September 23, 2009)

10.13†
Form of Stock Option Award Agreement for Non-Executive Directors (incorporated by reference to Exhibit 10.13 to Amendment No. 4 to the Company's Registration Statement on Form S-11 (No. 333-160323) filed on September 18, 2009)

10.14
Credit Agreement, dated as of August 6, 2013, among Colony Financial, Inc., the several banks and other financial institutions or entities from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 8, 2013)

10.15†
Form of Restricted Stock Award Agreement under the Colony Financial, Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2011)

10.16†
Form of Non-Qualified Stock Option Award Agreement under the Colony Financial, Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2011)

10.17
Second Amended and Restated Management Agreement, dated as of March 6, 2013, by and among Colony Financial, Inc., Colony Financial TRS, LLC and Colony Financial Manager, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 8, 2013)

10.18†
Amended and Restated Secondment Agreement by and between Colony Financial, Inc. and Colony Capital, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 26, 2012)

10.19†	Amended and Restated 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 8, 2012)
10.20
Partnership Subscription Agreement for Purchase of An Associate General Partnership Interest in CSFR Operating Partnership, L.P. dated as of July 31, 2012 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2012)

10.21
Uncommitted Master Repurchase Agreement, dated as of February 5, 2014, between CMC Loan Funding A, LLC, as seller, and JPMorgan Chase Bank, National Association, as buyer (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 10, 2014)

10.22
Guarantee Agreement, dated as of February 5, 2014, made by Colony Financial, Inc., as guarantor, in favor of JPMorgan Chase Bank, National Association, as buyer (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 10, 2014)

10.23
First Amendment, dated as of January 29, 2014, to the Credit Agreement, dated as of August 6, 2013, among the Company, the several banks and other financial institutions or entities from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 12, 2014)

10.24
Amendment No. 1, dated as of March 24, 2014, to the Amended and Restated Secondment Agreement by and between Colony Financial, Inc. and Colony Capital, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 28, 2014)

10.25	Colony Financial, Inc. 2014 Equity Incentive Plan (incorporated by reference to the Company’s Form S-8 filed on August 5, 2014)
10.26	Form of Restricted Stock Award Agreement under the Colony Financial, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Form S-8 filed on August 5, 2014)
10.27†	Indemnification Agreement by and between Colony Financial, Inc. and Nancy A. Curtin (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed on February 27, 2015)
10.28
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

Exhibit Number	Description

10.29
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

10.30
Share Purchase Agreement, dated November 18, 2014, by and among ColFin Industrial Holdings, LLC, Cobalt Industrial REIT, III, L.P. and Cobalt Industrial REIT III Parallel Fund, L.P. (schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K). The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request (incorporated by reference to Exhibit 2.3 of the Company’s Current Report on Form 8-K filed November 20, 2014)

10.31
Asset Purchase Agreement, dated November 18, 2014, by and among ColFin Industrial Holdings, LLC, Cobalt Capital Partners, L.P. and Cobalt Capital Management, L.P. (schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K). The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request (incorporated by reference to Exhibit 2.4 of the Company’s Current Report on Form 8-K filed November 20, 2014)

10.32
The Second Amendment, dated December 12, 2014, to credit agreement, dated as of August 6, 2013, among Colony Financial, Inc., the several banks and other financial institutions or entities from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 16, 2014)

10.33
Loan Agreement, dated as of December 18, 2014, among ColFin Cobalt I-II Owner, LLC, ColFin Cobalt Owner III, LLC, ColFin Cobalt I-II Sub, LLC and ColFin Cobalt Sub III, LLC, as borrowers, General Electric Capital Corporation and GE Capital Bank, as lenders, and General Electric Capital Corporation, as administrative agent for the lenders and other financial institutions or entities from time to time parties thereto (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed on February 27, 2015)

10.34
Registration Rights Agreement by and among the Company and Cobalt Capital Partners, L.P. , dated as of December 18, 2014 (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed on February 27, 2015)

10.35
Colony Mark Transfer Agreement, dated as of December 23, 2014, by and among New Colony Holdings LLC, Colony Financial, Inc. and CFI RE Masterco, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2014)

10.36†
Employment Agreement, dated as of December 23, 2014, by and between Colony Financial, Inc. and Thomas J. Barrack, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 23, 2014)

10.37†
Employment Agreement, dated as of December 23, 2014, by and between Colony Financial, Inc. and Richard B. Saltzman (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 23, 2014)

10.38
Lock-Up and Liquidated Damages Agreement, dated as of December 23, 2014, by and among Colony Financial, Inc., CFI RE Masterco, LLC, Colony Capital, LLC and Thomas J. Barrack, Jr. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 23, 2014)

10.39
Share Transfer and Liquidated Damages Agreement, dated as of December 23, 2014, by and among Colony Financial, Inc., Colony Capital Holdings, LLC, Colony Capital, LLC and Richard B. Saltzman (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 23, 2014)

10.40
Amendment No. 1 to the Guarantee Agreement, dated as of December 23, 2014, between Colony Financial, Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K filed on February 27, 2015)

10.41
Amendment No. 1 to the Master Repurchase Agreement, dated as of December 23, 2014, between CMC Loan Funding A, LLC and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K filed on February 27, 2015)

10.42
Second Amended and Restated Limited Liability Company Agreement of Colony Capital Operating Company, LLC (formerly known as CFI RE Masterco, LLC), dated as of April 2, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 2, 2015)

10.43
Waiver and Acknowledgement to Contribution and Implementation Agreement, entered into as of April 1, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 2, 2015)

10.44†
Employment Agreement dated March 16, 2015, by and between Colony Capital, Inc.(formerly known as Colony Financial, Inc.) and Ronald M. Sanders (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 2, 2015)

10.45†
Employment Agreement, dated March 16, 2015, by and between Colony Capital, Inc.(formerly known as Colony Financial, Inc.) and Darren J. Tangen (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 2, 2015)

Exhibit Number	Description

10.46†
Employment Agreement, dated March 16, 2015, by and between Colony Capital, Inc.(formerly known as Colony Financial, Inc.) and Kevin Traenkle (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 2, 2015)

10.47*
Release, Reaffirmation and Assumption Agreement, dated as of April 2, 2015, by and among Colony Capital, Inc., the several banks and other financial institutions or entities from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent

10.48
Amendment No. 1 to Second Amended and Restated Limited Liability Company Agreement of Colony Capital Operating Company, LLC, dated April 13, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 13, 2015)

10.49
The Third Amendment, dated March 31, 2015, to the credit agreement, dated as of August 6, 2013, among Colony Financial, Inc., the several banks and other financial institutions or entities from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2015)

10.50*
Release, Reaffirmation and Assumption Agreement, dated as of April 2, 2015, by Colony Capital Operating Company, LLC and Colony Capital, Inc., in favor of JPMorgan Chase Bank, N.A., as administrative agent

21.1*	List of Subsidiaries of Colony Capital, Inc.
23.1*	Consent of Ernst & Young LLP
31.1*	Certification of Richard B. Saltzman, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Darren J. Tangen, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Richard B. Saltzman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Darren J. Tangen, Chief Financial Officer and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**
Financial statements from the Annual Report on Form 10-K of Colony Capital, Inc. for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Equity, (5) Consolidated Statements of Cash Flows and (6) Notes to Consolidated Financial Statements.

__________

†	Denotes a management contract or compensatory plan contract or arrangement.
*	Filed herewith
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