Form 10-K/A
period 2015-12-31
Colony Capital, Inc.
filed 2016-03-29
CIK 1467076

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

As of March 23, 2016, 112,565,739 shares of the Registrant’s Class A common stock and 546,275 shares of Class B common stock were outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2015, originally filed on February 29, 2016 (the “Original 10-K”), of Colony Capital, Inc. (the “Company”). We are filing this Amendment to amend Item 15 to include the separate financial statements of CAH Operating Partnership, L.P. (“CAH OP”) as required by Regulation S-X Rule 3-09.

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

This Amendment should be read in conjunction with the Original 10-K and the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Original 10-K. The Original 10-K has not been amended or updated to reflect events occurring after February 29, 2016, except as specifically set forth in this Amendment.

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

COLONY CAPITAL, INC.

Dated: March 29, 2016	By:	/s/ Darren J. Tangen
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