Form 10-Q
period 2016-03-31
Colony Capital, Inc.
filed 2016-05-10
CIK 1467076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 6, 2016, 113,206,171 shares of the Registrant's Class A common stock and 527,131 shares of Class B common stock were outstanding.

COLONY CAPITAL, INC.

PART I—FINANCIAL INFORMATION
ITEM 1.    Financial Statements.
COLONY CAPITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Cash	$171,300	$185,854
Loans receivable, net
Held for investment	4,067,544	4,048,477
Held for sale	—	75,002
Real estate assets, net
Held for investment	3,256,474	3,132,218
Held for sale	153,416	297,887
Investments in unconsolidated joint ventures	914,715	924,465
Goodwill	680,127	678,267
Deferred leasing costs and intangible assets, net (including $5,036 and $9,872 held for sale intangible assets, net)	328,120	325,513
Due from affiliates	7,020	11,713
Other assets (including $3,709 and $3,704 held for sale)	350,440	359,914
Total assets	$9,929,156	$10,039,310
LIABILITIES AND EQUITY
Liabilities:
Accrued and other liabilities (including $7,953 and $9,101 related to real estate held for sale)	$316,288	$325,589
Due to affiliates—contingent consideration	43,211	52,990
Due to affiliates—other	2,979	—
Dividends and distributions payable	66,037	65,688
Debt, net (including $32,098 and $8,769 related to real estate held for sale)	3,595,723	3,587,724
Convertible senior notes, net	591,508	591,079
Total liabilities	4,615,746	4,623,070
Commitments and contingencies (Note 20)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share; $625,750 liquidation preference; 50,000 shares authorized; 25,030 shares issued and outstanding	250	250
Common stock, $0.01 par value per share
Class A, 449,000 shares authorized; 112,550 and 111,694 shares issued and outstanding	1,126	1,118
Class B, 1,000 shares authorized; 546 and 546 shares issued and outstanding	5	5
Additional paid-in capital	2,998,378	2,995,243
Distributions in excess of earnings	(158,387)	(131,278)
Accumulated other comprehensive loss	(16,579)	(18,422)
Total stockholders’ equity	2,824,793	2,846,916
Noncontrolling interests in investment entities	2,065,728	2,138,925
Noncontrolling interests in Operating Company	422,889	430,399
Total equity	5,313,410	5,416,240
Total liabilities and equity	$9,929,156	$10,039,310
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

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Cash	$881	$2,453
Loans receivable, net	1,171,833	1,193,859
Real estate assets, net	8,953	9,016
Other assets	72,653	94,796
Total assets	$1,254,320	$1,300,124
Liabilities
Debt, net	$775,644	$806,728
Accrued and other liabilities	68,927	80,619
Total liabilities	$844,571	$887,347
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLONY CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Income
Interest income	$89,361	$46,137
Property operating income	91,617	43,793
Equity in income of unconsolidated joint ventures	2,429	26,349
Fee income from affiliates	16,609	—
Other income (including $1,255 and $63 from affiliates, respectively)	3,202	333
Total income	203,218	116,612
Expenses
Management fees (including $0 and $5,897 of share-based payments, respectively)	—	14,961
Investment and servicing expenses (including $0 and $366 reimbursed to affiliates, respectively)	6,931	2,253
Transaction costs	4,490	14,190
Interest expense	41,871	26,593
Property operating expenses	30,786	14,011
Depreciation and amortization	46,142	22,308
Provision for loan losses	4,630	364
Impairment loss	2,079	450
Compensation expense (including $0 and $450 reimbursed to affiliates, respectively)	26,867	615
Administrative expenses (including $0 and $1,922 reimbursed to affiliates, respectively)	12,771	4,166
Total expenses	176,567	99,911
Gain on sale of real estate assets, net	51,119	—
Other gain, net	14,045	164
Income before income taxes	91,815	16,865
Income tax expense	(784)	(650)
Net income	91,031	16,215
Net income attributable to noncontrolling interests:
Investment entities	57,595	5,686
Operating Company	3,421	—
Net income attributable to Colony Capital, Inc.	30,015	10,529
Preferred dividends	11,880	6,972
Net income attributable to common stockholders	$18,135	$3,557
Net income per common share:
Basic	$0.16	$0.03
Diluted	$0.16	$0.03
Weighted average number of common shares outstanding:
Basic	111,660	109,415
Diluted	111,660	109,415
Dividends declared per common share	$0.40	$0.37
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLONY CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$91,031	$16,215
Other comprehensive income (loss), net of tax:
Equity in other comprehensive income (loss) of unconsolidated joint ventures, net	11	(451)
Net change in fair value of cash flow hedges	(44)	(270)
Foreign currency translation adjustments:
Foreign currency translation adjustment gain (loss)	29,568	(51,331)
Change in fair value of net investment hedges	(17,716)	30,583
Net foreign currency translation adjustments	11,852	(20,748)
Other comprehensive income (loss)	11,819	(21,469)
Comprehensive income (loss)	102,850	(5,254)
Comprehensive income attributable to noncontrolling interests:
Investment entities	67,217	2,096
Operating Company	3,775	—
Comprehensive income (loss) attributable to stockholders	$31,858	$(7,350)
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLONY CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at December 31, 2014	$135	$1,096	$2,512,743	$(68,003)	$(28,491)	$2,417,480	$518,313	$—	$2,935,793
Net income	—	—	—	10,529	—	10,529	5,686	—	16,215
Other comprehensive loss	—	—	—	—	(17,879)	(17,879)	(3,590)	—	(21,469)
Share-based compensation	—	7	5,979	—	—	5,986	—	—	5,986
Contributions from noncontrolling interests	—	—	—	—	—	—	7,574	—	7,574
Distributions to noncontrolling interests	—	—	—	—	—	—	(8,160)	—	(8,160)
Preferred stock dividends	—	—	—	(6,972)	—	(6,972)	—	—	(6,972)
Common stock dividends declared ($0.37 per share)	—	—	—	(40,798)	—	(40,798)	—	—	(40,798)
Balance at March 31, 2015	$135	$1,103	$2,518,722	$(105,244)	$(46,370)	$2,368,346	$519,823	$—	$2,888,169

Balance at December 31, 2015	$250	$1,123	$2,995,243	$(131,278)	$(18,422)	$2,846,916	$2,138,925	$430,399	$5,416,240
Net income	—	—	—	30,015	—	30,015	57,595	3,421	91,031
Other comprehensive income	—	—	—	—	1,843	1,843	9,622	354	11,819
Repurchase of preferred stock	(10)	—	(19,988)	—	—	(19,998)	—	—	(19,998)
Reissuance of preferred stock to an equity method investee	10	—	19,988	—	—	19,998	—	—	19,998
Share-based compensation	—	10	3,409	—	—	3,419	—	—	3,419
Shares canceled for tax withholding on vested stock awards	—	(2)	(2,860)	—	—	(2,862)	—	—	(2,862)
Contributions from noncontrolling interests	—	—	—	—	—	—	44,363	—	44,363
Distributions to noncontrolling interests	—	—	—	—	—	—	(184,777)	(8,699)	(193,476)
Preferred stock dividends	—	—	—	(11,880)	—	(11,880)	—	—	(11,880)
Common stock dividends declared ($0.40 per share)	—	—	—	(45,244)	—	(45,244)	—	—	(45,244)
Reallocation of equity of Operating Company (Note 15)	—	—	2,586	—	—	2,586	—	(2,586)	—
Balance at March 31, 2016	$250	$1,131	$2,998,378	$(158,387)	$(16,579)	$2,824,793	$2,065,728	$422,889	$5,313,410
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLONY CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities
Net income	$91,031	$16,215
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discount and net origination fees on purchased and originated loans	(2,155)	(5,073)
Paid-in-kind interest added to loan principal	(9,435)	(1,547)
Straight-line rents	(3,645)	(2,978)
Amortization of above and below market lease values, net	967	1,023
Amortization of deferred financing costs	5,959	4,416
Equity in income of unconsolidated joint ventures	(2,429)	(26,349)
Distributions of income from unconsolidated joint ventures	6,736	24,393
Provision for loan losses	4,630	364
Impairment of real estate and intangible assets	2,079	450
Depreciation and amortization	46,142	22,308
Share-based compensation	3,419	5,986
Change in fair value of contingent consideration	(9,779)	—
Gain on sales of real estate assets, net	(51,119)	—
Changes in operating assets and liabilities:
Decrease in due from affiliates	2,430	—
Decrease (increase) in other assets	1,409	(4,409)
(Decrease) increase in accrued and other liabilities	(6,988)	25,935
Increase (decrease) in due to affiliates	2,979	(1,808)
Other adjustments, net	(4,554)	(1,005)
Net cash provided by operating activities	77,677	57,921
Cash Flows from Investing Activities
Contributions to unconsolidated joint ventures	(14,278)	(207,297)
Distributions from unconsolidated joint ventures	20,242	71,632
Net disbursements on originated loans	(73,056)	(121,463)
Repayments of loans receivable	57,383	26,842
Proceeds from sales of loans receivable	75,000	—
Cash receipts in excess of accretion on purchased credit impaired loans	20,738	62,823
Disbursements on acquisition of real estate assets, related intangibles and leasing commissions	(119,934)	(225,655)
Proceeds from sales of real estate assets	168,715	—
Other investing activities, net	(1,421)	1,793
Net cash provided by (used in) investing activities	$133,389	$(391,325)

COLONY CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash Flows from Financing Activities
Dividends paid to preferred stockholders	$(12,093)	$(6,972)
Dividends paid to common stockholders	(44,896)	(40,565)
Line of credit borrowings	152,000	297,400
Line of credit repayments	(163,400)	(63,000)
Proceeds from secured financing	227,372	165,521
Secured financing repayments	(226,945)	(91,778)
Payment of deferred financing costs	(10,298)	(2,848)
Contributions from noncontrolling interests	44,363	7,574
Distributions to noncontrolling interests	(193,476)	(8,160)
Repurchase of preferred stock	(19,998)	—
Reissuance of preferred stock to an equity method investee	19,998	—
Other financing activities, net	—	(1,539)
Net cash (used in) provided by financing activities	(227,373)	255,633
Effect of exchange rates on cash	1,753	131
Net decrease in cash	(14,554)	(77,640)
Cash, beginning of period	185,854	141,936
Cash, end of period	$171,300	$64,296

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$31,914	$20,506
Cash paid for income taxes	$944	$428
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends payable	$66,037	$47,770
Accrued and other liabilities assumed in connection with acquisitions, net of cash assumed	$—	$407
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLONY CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

1. Organization
Colony Capital, Inc. (formerly, Colony Financial, Inc.) (the “Company”) is a leading global real estate and investment management firm that targets attractive risk-adjusted returns for its investors by investing primarily in real estate and real estate-related assets. The Company manages capital on behalf of both its shareholders and limited partners in private investment funds under its management where the Company may earn management fees and carried interests. The Company's portfolio is composed primarily of: (i) real estate equity; (ii) real estate and real estate-related debt; and (iii) investment management of Company-sponsored private equity funds and vehicles. The Company was organized on June 23, 2009 as a Maryland corporation and has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code, for U.S. federal income tax purposes.
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
Basis of Presentation
The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. However, the results of operations for the interim period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other future period. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as amended.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its controlled subsidiaries, including consolidated variable interest entities. All significant intercompany accounts and transactions have been eliminated. The portions of the equity, net income and other comprehensive income of consolidated subsidiaries that are not attributable to the parent are presented separately as amounts attributable to noncontrolling interests in the consolidated financial statements. A substantial portion of noncontrolling interests represent interests held by private investment funds or other investment vehicles managed by the Company and which invest alongside the Company ("Co-Investment Funds") and membership interests in OP held by affiliates and senior executives.
The Company consolidates entities in which it has a controlling financial interest, by first considering if an entity meets the definition of a variable interest entity ("VIE") for which the Company is deemed to be the primary beneficiary, or otherwise, if the Company controls an entity through a majority of voting interest.

Variable Interest—A variable interest in an entity is an economic arrangement that absorbs economic risks and rewards of the entity. For entities in which the Company has a variable interest, the Company determines if the entity is a VIE by considering whether the entity’s equity investment at risk is sufficient to finance its activities without additional subordinated financial support and whether the entity’s at-risk equity holders have the characteristics of a controlling financial interest. In performing the analysis of whether the Company is the primary beneficiary of a VIE, the Company considers whether it individually has the power to direct the activities of the VIE that most significantly affect the entity’s performance and also has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The Company also considers interests held by its related parties, including de facto agents. The Company assesses whether it is a member of a related party group that collectively meets the power and benefits criteria and, if so, whether the Company is most closely associated with the VIE. In performing its analysis, the Company considers both qualitative and quantitative factors, including, but not limited to: the amount and characteristics of its investment relative to other investors; the Company’s and the other investors’ ability to control or significantly influence key decisions of the VIE including consideration of involvement by de facto agents; the obligation or likelihood for the Company or other investors to fund operating losses of the VIE; and the similarity and significance of the VIE’s business activities to those of the Company and the other investors. The determination of whether an entity is a VIE, and whether the Company is the primary beneficiary, involves significant judgment, including the determination of which activities most significantly affect the entities’ performance, and estimates about the current and future fair values and performance of assets held by the VIE.
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
Reclassification
Certain immaterial prior period amounts on the condensed consolidated statement of operations have been reclassified to conform to current period presentation.
Recent Accounting Updates
Revenue Recognition—In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which amends existing revenue recognition standards, by establishing principles for recognizing revenue upon the transfer of promised goods or services to customers at an amount reflecting the consideration a company expects to receive in exchange for those goods or services. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect as of the date of initial application recognized in retained earnings. ASU No. 2014-09 was originally effective for fiscal years beginning after December 15, 2016 and interim periods therein. In July 2015, the FASB deferred the effective date of the new standard by one year to fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted but not before the original effective date. In March 2016, the FASB issued amendments to clarify the principal versus agent assessment in the new revenue guidance, which affects whether revenue is recorded on a gross or net basis. The amendments have the same effective date and transition requirements as the new standard. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements.
Financial Instruments—In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which affects accounting for investments in equity securities and financial liabilities under fair value option as well as presentation and disclosures, but does not affect accounting for investments in debt securities and loans. Key provisions include elimination of available for sale classification and cost method accounting, requiring investments in equity securities to be measured at fair value through earnings, unless an election is made to measure equity securities without readily determinable fair values at cost less impairment. ASU No. 2016-01 is effective for fiscal years and interim periods beginning after December 15, 2017. Early adoption is limited to specific provisions. ASU 2016-01 is to be applied retrospectively with cumulative effect as of the beginning of the first reporting period adopted recognized in retained earnings, except for amendments related to equity investments without readily determinable fair values and disclosure requirements, which are to be applied prospectively. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements.
Leases—In February 2016, the FASB issued ASU No. 2016-02, Leases, which amends existing lease accounting standards, primarily requiring lessees to recognize most leases on balance sheet through a right-of-use asset and a lease liability, as well as making targeted changes to lessor accounting, including a new model for sale-leaseback transactions that is applicable to both lessors and lessees. ASU No. 2016-02 is effective for fiscal years and interim periods beginning after

December 31, 2018. Early adoption is permitted. The new leases standard requires adoption using a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, and provides for certain practical expedients. Full retrospective application is prohibited. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.
Derivative Novation—In March 2016, the FASB issued ASU No. 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships, which clarifies that a change in the derivative counterparty does not, in and of itself, represent a termination of the original derivative or a change in critical terms of the hedging relationship. As a result, a hedging relationship would not be dedesignated as long as all of the other hedge accounting criteria are met when considering the credit worthiness of the new counterparty. ASU No. 2016-05 is effective for fiscal years and interim periods beginning after December 15, 2016. Early adoption is permitted, including interim periods. The new guidance may be adopted prospectively or on a modified retrospective basis to derivatives outstanding in the periods presented that were previously dedesignated due to a novation. The Company adopted the new guidance effective March 31, 2016 on a prospective basis. The adoption did not have an impact on the consolidated financial statements.
Equity Method—In March 2016, the FASB issued ASU No. 2016-07, Simplifying the Transition to the Equity Method of Accounting, which eliminates retrospective application of the equity method to prior periods that the investment was held before the investor obtained significant influence over the investee. ASU No. 2016-07 is effective for fiscal years beginning after December 15, 2016 and interim periods therein, to be applied prospectively. Early adoption is permitted, including interim periods. The Company adopted the new guidance effective March 31, 2016. The adoption did not have an impact on the consolidated financial statements.
Share-Based Compensation—In March 2016, the FASB issued ASU No. 2016-09, Improvements to Share-Based Payment Accounting, which amends certain aspects of accounting for share-based payments to employees. This includes accounting for income tax effects in the income statement, increasing the fair value of shares applied for income tax withholding without triggering liability accounting, allowing forfeitures related to service condition to be recognized upon occurrence, as well as changes in cash flow classifications. This guidance may be adopted prospectively or on a modified retrospective transition basis depending on the requirements of each provision. ASU No. 2016-09 is effective for fiscal years and interim periods beginning after December 15, 2016. Early adoption is permitted, with all provisions within the guidance to be adopted in the same period. If early adopted in an interim period, adjustments are to be reflected as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.

3. Combination with Colony Capital
On April 2, 2015, pursuant to agreements dated December 23, 2014, OP completed its acquisition of the CCLLC trademark name and substantially all of its real estate investment management business and operations, excluding those conducted exclusively in connection with then Colony American Homes, Inc. (now Colony Starwood Homes—see Note 21). The Combination was subject to approval of two-thirds of the Company’s non-affiliated shareholders, which was received at a special meeting of shareholders held on March 31, 2015.
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
Mr. Thomas J. Barrack, Jr., Executive Chairman, and Mr. Richard B. Saltzman, Chief Executive Officer and President, have entered into 5-year employment agreements and related lock-up arrangements with the Company, which, subject to certain exceptions, will generally restrict them from transferring their respective interests in OP Units and/or shares received in connection with the Combination over the same period as their respective employment agreement terms, which restriction would be ratably reduced over such period. Messrs. Barrack and Saltzman also have entered into non-competition arrangements with the Company, each of which will provide for clawback as to a material portion of consideration in the event such individuals violate the non-compete restrictions during the same period as their respective lock-ups. The employment agreements, and related lock-ups and non-competition arrangements became effective at the closing of the Combination.
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

•
Contingent consideration to be paid in a combination of up to approximately 1.02 million shares of Class A Common Stock, 90,991 shares of Class B Common Stock and approximately 3.47 million OP Units, subject to multi-year performance targets for achievement of a contractually-defined funds from operations per share target and capital-raising thresholds from the funds management business. If the minimum performance target for either of these metrics is not met or exceeded, a portion of the contingent consideration paid in respect of the other metric would not be paid out in full.

Each share of Class B Common Stock and each OP Unit is, at the holder’s option, convertible into one share of Class A Common Stock, subject, in the case of OP Units, to the terms and conditions set forth in the operating agreement of OP.
The following table summarizes the total consideration and allocation to assets acquired and liabilities assumed. In the first quarter of 2016, measurement period adjustments were identified that impacted provisional accounting, specifically adjustments to payroll accrual, valuation of investment management contract intangible asset and related impact to deferred tax liability, which increased goodwill by approximately $1.9 million, as presented in the table below.

(In thousands)	As Reported At December 31, 2015	Measurement Period Adjustments (1)	Final Adjusted Amounts At March 31, 2016
Consideration
Cash	$61,350	$—	$61,350
Class A and Class B common stock issued	52,160	—	52,160
OP Units issued	558,794	—	558,794
Estimated fair value of contingent consideration (2)	69,500	—	69,500
	$741,804	$—	$741,804
Identifiable assets acquired and liabilities assumed
Cash	$5,015	$—	$5,015
Fixed assets	46,396	—	46,396
Other assets	23,300	—	23,300
Intangible asset:
Investment management contracts	46,000	(1,900)	44,100
Customer relationships	46,800	—	46,800
Trade name	15,500	—	15,500
Notes payable	(44,337)	—	(44,337)
Deferred tax liability	(35,920)	729	(35,191)
Other liabilities	(19,217)	(689)	(19,906)
	83,537	(1,860)	81,677
Goodwill	658,267	1,860	660,127
	$741,804	$—	$741,804
__________

(1)
The estimated fair values and purchase price allocation on April 2, 2015 were subject to retrospective adjustments during the measurement period, which ended on April 1, 2016, based upon new information obtained about facts and circumstances that existed as of the date of acquisition.

(2)	Estimated fair value of contingent consideration is subject to remeasurement each reporting period, as discussed in Note 13.
See Note 8 for discussions related to identifiable intangible assets and goodwill, and Note 13 for fair value measurement of contingent consideration.
Pro Forma Results (Unaudited)
The following table presents pro forma results of the Company as if the Combination had been consummated on January 1, 2014. The amounts have been calculated pursuant to the application of the Company’s accounting policies and adjusting the results of CCLLC's operations to reflect additional compensation expense, depreciation and amortization, income tax, and after eliminating intercompany transactions of the combined entities and allocation of net income to OP Units. The pro forma results for the three months ended March 31, 2015 were adjusted to exclude acquisition-related expenses of approximately $14.1 million. The pro forma results are not indicative of future operating results.

(In thousands, except per share data)	Three Months Ended March 31, 2015
Pro forma:
Total income	$147,711
Net income attributable to Colony Capital, Inc.	23,238
Net income attributable to common stockholders	16,266
Net income per common share:
Basic	$0.14
Diluted	$0.14

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
All of the underlying assets, liabilities, equity, revenues and expenses of the securitization vehicles are consolidated within the Company's consolidated financial statements. The Company’s exposure to the obligations of the securitization vehicles is generally limited to its investment in these entities, which was $409.7 million and $412.8 million at March 31, 2016 and December 31, 2015, respectively. The Company is not obligated to provide any financial support to these securitization vehicles and did not do so in the periods reported.
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

Sponsored Funds are established as limited partnerships or equivalent structures. The limited partners of Sponsored Funds do not have either substantive liquidation rights, or substantive kick-out rights without cause, or substantive participating rights, that could be exercised by a simple majority of limited partners or by a single limited partner. The absence of such rights, which represent voting rights in a limited partnership, results in the Sponsored Fund being considered a VIE. The Company invests alongside its Sponsored Funds through joint ventures between the Company and the Sponsored Funds. These co-investment joint ventures are consolidated by the Company. As general partner, the Company has capital commitments directly to the Sponsored Funds and as an affiliate of the general partner, capital commitments satisfied directly through the co-investment joint ventures. The nature of the Company's involvement with the Sponsored Funds comprise fee arrangements and equity interests. The fee arrangements are commensurate with the level of management services provided by the Company, and contain terms and conditions that are customary to similar at-market fee arrangements. The Company's equity interests in the Sponsored Funds absorb insignificant variability. As the Company acts in the capacity of an agent of the Sponsored Funds, the Company is not the primary beneficiary and does not consolidate the Sponsored Funds. The Company accounts for its equity interest in the Sponsored Funds under the equity method. At March 31, 2016 and December 31, 2015, the Company had one Sponsored Fund and its equity method investment balance in the Sponsored Fund was approximately $0.3 million.

5. Loans Receivable
Loans Held For Investment
The following table provides a summary of the Company’s loans held for investment.

	March 31, 2016				December 31, 2015
(Amounts in thousands)	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon	Weighted Average Maturity in Years	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon	Weighted Average Maturity in Years
Non-PCI Loans
Fixed rate
Mortgage loans	$917,545	$907,278	9.2%	3.7	$882,935	$880,519	9.3%	3.9
Securitized mortgage loans	131,782	134,579	6.4%	16.6	135,519	138,366	6.4%	16.9
Mezzanine loans	332,670	333,596	12.3%	3.3	338,856	340,260	12.3%	3.5
	1,381,997	1,375,453			1,357,310	1,359,145
Variable rate
Mortgage loans	689,765	674,704	7.3%	1.5	643,013	627,374	7.2%	1.7
Securitized mortgage loans	1,034,262	1,031,768	5.7%	3.1	1,051,822	1,048,522	5.5%	3.4
Mezzanine loans	348,035	347,538	11.0%	0.5	348,091	347,267	10.8%	0.7
	2,072,062	2,054,010			2,042,926	2,023,163
	3,454,059	3,429,463			3,400,236	3,382,308
PCI Loans
Mortgage loans	966,388	670,321			1,008,839	693,934
Securitized mortgage loans	8,816	7,436			8,871	7,422
	975,204	677,757			1,017,710	701,356
Allowance for loan losses	—	(39,676)			—	(35,187)
Loans held for investment, net	$4,429,263	$4,067,544			$4,417,946	$4,048,477

Activity in loans held for investment is summarized below:

	Three Months Ended March 31,
(In thousands)	2016	2015
Carrying value at January 1	$4,048,477	$2,131,134
Loan acquisitions and originations	63,356	121,463
Paid-in-kind interest added to loan principal	9,435	1,547
Discount and net loan fee amortization	2,155	3,179
Loan repayments	(46,083)	(26,842)
Payments received from PCI loans	(34,825)	(66,907)
Accretion on PCI loans	14,087	5,978
Transfer to real estate assets upon foreclosure	(1,374)	—
Provision for loan losses, excluding interest receivable	(4,489)	(112)
Effect of changes in foreign exchange rates	16,805	(22,543)
Carrying value at March 31	$4,067,544	$2,146,897
Loan Maturity and Aging
Carrying values of loans held for investment before allowance for loan losses, excluding PCI loans, based on remaining maturities under contractual terms at March 31, 2016, was as follows:

(In thousands)
Due in one year or less	$933,040
Due after one year through five years	2,063,844
Due after five years	432,579
$3,429,463
The following table provides an aging summary of loans held for investment at carrying values before allowance for loan losses, excluding PCI loans.

(In thousands)	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total
At March 31, 2016	$3,399,889	$4,869	$13,713	$10,992	$3,429,463
At December 31, 2015	3,357,454	14,628	1,509	8,717	3,382,308
Troubled Debt Restructuring ("TDR")
The following table provides a summary of loan modifications, excluding purchased credit-impaired loans, classified as TDRs, in which the Company provided the borrowers, who are experiencing financial difficulties, with various concessions in interest rates, payment terms or default waivers.

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015
Loans modified in TDRs during the period:
Number of loans	1	—
Carrying value of loans before allowance for loan losses	$37,611	$—
Loss incurred	1,687	—
At March 31, 2016 and December 31, 2015, carrying values of TDR loans before allowance for loan losses were $66.0 million and $26.7 million, respectively, and the TDR loans were not in default post-modification. There were no additional commitments to lend to borrowers whose loans have been modified in TDRs.

Purchased Credit-Impaired Loans ("PCI")
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
There were no acquisitions of new PCI loans during the three months ended March 31, 2016 and 2015. Changes in accretable yield of PCI loans were as follows:

	Three Months Ended March 31,
(In thousands)	2016	2015
Beginning accretable yield	$66,639	$98,523
Changes in accretable yield	6,510	2,024
Accretion	(14,087)	(5,978)
Effect of changes in foreign exchange rates	156	(10,492)
Ending accretable yield	$59,218	$84,077
Nonaccrual Loans
Non-PCI loans that are past due 90 days or more as to principal or interest, or where reasonable doubt exists as to timely collection, are generally considered nonperforming and placed on nonaccrual status. For PCI loans, if the cash flows expected to be collected cannot be reasonably estimated, the Company may consider placing such PCI loans on nonaccrual. Interest collection on nonaccruing loans for which ultimate collectability of principal is uncertain is recognized using a cost recovery method by applying interest collected as a reduction to loan principal; otherwise, interest collected is recognized on a cash basis by crediting to income when received.
Carrying values of loans, before allowance for loan losses, that have been placed on nonaccrual were as follows:

(In thousands)	March 31, 2016	December 31, 2015
Non-PCI loans	$24,705	$10,226
PCI loans	117,443	116,647
	$142,148	$126,873
At March 31, 2016 and December 31, 2015, there were no non-PCI loans past due 90 days or more that continued to accrue interest.
For the three months ended March 31, 2016, interest income of $0.3 million was recognized on a cash basis related to PCI loans with carrying values before allowance for loan losses of $37.9 million at March 31, 2016. There was no cash basis interest income recognized for the three months ended March 31, 2015.
Allowance for Loan Losses
On a periodic basis, the Company analyzes the extent and effect of any credit migration from underwriting and the initial investment review associated with the performance of a loan and/or value of its underlying collateral, as well as financial and operating capability of the borrower or sponsor. Specifically, operating results of collateral properties and any cash reserves are analyzed and used to assess whether cash from operations are sufficient to cover debt service requirements currently and into the future, ability of the borrower to refinance the loan, and/or liquidation value of collateral properties. Where applicable, the Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the collateral properties. Such analysis is performed at least quarterly, or more often as needed when impairment indicators are present.
For PCI loans, the Company records a provision for loan losses if decreases in expected cash flows result in a decrease in the estimated fair value of the loan below its amortized cost. Subsequent increases in cash flows expected to be collected are first applied to reverse any previously recorded allowance for loan losses, with any remaining increases recognized prospectively through an adjustment to yield over its remaining life.

The allowance for loan losses and related carrying values of loans held for investment were as follows:

	March 31, 2016		December 31, 2015
(In thousands)	Allowance for Loan Losses	Carrying Value	Allowance for Loan Losses	Carrying Value
Non-PCI loans	$3,656	$57,531	$472	$7,827
PCI loans	36,020	203,766	34,715	203,527
	$39,676	$261,297	$35,187	$211,354
Changes in allowance for loan losses are presented below:

	Three Months Ended March 31,
(In thousands)	2016	2015
Allowance for loan losses at January 1	$35,187	$197
Provision for loan losses	4,489	364
Allowance for loan losses at March 31	$39,676	$561
Loans Held For Sale
In December 2015, the Company acquired and classified a loan with carrying value of $75.0 million as held for sale. In February 2016, the loan was sold at approximately its carrying value.

6. Real Estate Assets
The Company's real estate assets comprise the following:

(In thousands)	March 31, 2016	December 31, 2015
Real Estate Held for Investment
Land	$631,325	$578,577
Buildings and improvements	2,726,749	2,619,872
Foreclosed properties	20,192	19,989
	3,378,266	3,218,438
Less: Accumulated depreciation	(121,792)	(86,220)
	3,256,474	3,132,218
Real Estate Held for Sale
Land, buildings and improvements	73,772	203,970
Foreclosed properties	79,644	93,917
	153,416	297,887
Real Estate Assets, Net	$3,409,890	$3,430,105
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
Real Estate Held for Sale and Dispositions
For the three months ended March 31, 2016, an additional $27.9 million of real estate assets, including $1.4 million of properties foreclosed during the quarter, were classified as held for sale. Additionally, real estate assets with carrying values of $65.7 million that were previously classified as held for sale were transferred into held for investment during the three months ended March 31, 2016 as it is no longer probable that these properties would be sold within a year. For the three months ended March 31, 2015, a real estate asset at $16.2 million was classified as held for sale.
For the three months ended March 31, 2016, real estate assets with total carrying values of $118.4 million were sold for aggregate net gains of $51.1 million. There were no real estate dispositions for the three months ended March 31, 2015. Real estate classified as held for sale or sold during the three months ended March 31, 2016 and 2015 did not constitute discontinued operations.

Real estate held for sale as of March 31, 2016 and December 31, 2015 include $10.9 million and $20.3 million, respectively, that have been written down to fair value, estimated based on either broker price opinions or comparable market information, less estimated selling costs of 5% to 8% of fair value.
Depreciation and Impairment
Depreciation expense on real estate held for investment was $27.5 million and $14.6 million for the three months ended March 31, 2016 and 2015, respectively.
For the three months ended March 31, 2016 and 2015, the Company recognized impairment losses on real estate held for sale of $1.8 million and $0.5 million, respectively.
Real Estate Acquisitions
The following table summarizes the Company's real estate acquisitions:

($ in thousands)				Purchase Price Allocation
Acquisition Date	Property Type and Location	Number of Properties	Purchase Price (1)	Land	Buildings and Improvements	Lease Intangible Assets	Lease Intangible Liabilities	Other Liabilities
Three Months Ended March 31, 2016 (2)
Business Combinations (3) (4)
January	Industrial—Spain	23	$94,403	$30,451	$59,399	$5,318	$(765)	$—
February	Light industrial—Maryland, U.S.	1	17,625	3,294	13,324	1,178	(171)	—
		24	$112,028	$33,745	$72,723	$6,496	$(936)	$—
Year Ended December 31, 2015
Asset Acquisitions (5)
January	Education—Switzerland	2	$167,911	$16,450	$130,446	$21,015	$—	$—
June	Office—Norway (6)	1	322,231	69,350	257,541	28,235	—	(32,895)
November	Office—France	1	31,000	3,936	24,096	3,661	(693)	—
Business Combinations (3) (4)								—
Various	Light industrial—Various in U.S.	34	345,463	53,257	280,380	17,724	(5,898)	—
December	Mixed use—United Kingdom (7)	24	440,999	54,005	316,405	79,282	(8,693)	—
		62	$1,307,604	$196,998	$1,008,868	$149,917	$(15,284)	$(32,895)
__________

(1)
Dollar amounts of purchase price and allocation to assets acquired and liabilities assumed are translated based on foreign exchange rates as of respective dates of acquisition, where applicable. Purchase price excludes transaction costs.

(2)
Useful life of real estate assets acquired in 2016 ranges from 26 to 35 years for buildings, 4 to 6 years for improvements, 33 years for below-market ground lease obligations and 4 to 7 years for other lease intangibles.

(3)
Acquisitions of real estate assets with existing leases where the sellers are not the lessees are classified as business combinations. Transaction costs associated with business combinations are expensed, totaling $4.0 million for the three months ended March 31, 2016.

(4)
The estimated fair values and purchase price allocation are provisional and subject to retrospective adjustments during the measurement period, not to exceed one year, based upon new information obtained about facts and circumstances that existed as of the date of acquisition.

(5)
These asset acquisitions are net lease properties in which the Company entered into sale-leaseback transactions with the sellers. Transaction costs associated with asset acquisitions are capitalized, totaling approximately $4.1 million for the three months ended March 31, 2015.

(6)
The Company acquired equity in a subsidiary of the seller, partially financed by a non-callable bond, and assumed the liabilities of the entity acquired of $2.1 million, as well as the entity's tax basis, resulting in a tax basis difference recorded as a deferred tax liability of $30.8 million upon acquisition.

(7)
In the first quarter of 2016, certain measurement period adjustments were identified which impacted provisional accounting, primarily below-market operating ground leases assumed by the Company in connection with the properties acquired. These adjustments resulted in an increase to lease intangible assets with a corresponding decrease to land of $18.6 million, an increase to buildings and improvements of $1.1 million and a decrease to lease intangible liabilities of $1.1 million. Included in the condensed consolidated statement of operations for the three months ended March 31, 2016 was a $0.3 million increase in depreciation and amortization expense as well as immaterial adjustments to increase rent expense and decrease rental income to reflect the effects of the measurement period adjustment as of the acquisition date in December 2015.

Pro Forma Results (Unaudited)
The following table presents pro forma results of the Company as if all 2015 real estate business combinations above had been completed on January 1, 2014. The pro forma results for the three months ended March 31, 2015 have been adjusted to exclude non-recurring acquisition-related expenses of approximately $93,000. These pro forma results are not necessarily indicative of future operating results. Real estate business combinations for the three months ended March 31, 2016 were not material to the Company's consolidated results of operations.

(In thousands, except per share data)	Three Months Ended March 31, 2015
Pro forma:
Total income	$138,296
Net income	10,993
Net income attributable to common stockholders	2,550
Net income per common share:
Basic	$0.02
Diluted	$0.02
Property Operating Income
The components of property operating income are as follows:

	Three Months Ended March 31,
(In thousands)	2016	2015
Rental income	$67,221	$33,346
Tenant reimbursements	14,745	10,447
Hotel operating income	9,651	—
	$91,617	$43,793
Future Minimum Rents
The Company has operating leases with tenants that expire at various dates through 2042. Future contractual minimum rental payments to be received under noncancelable operating leases for real estate held for investment as of March 31, 2016 are as follows:

Year Ending December 31,	(In thousands)
Remaining 2016	$179,273
2017	217,538
2018	188,666
2019	157,581
2020	133,829
2021 and after	737,068
Total	$1,613,955
7. Investments in Unconsolidated Joint Ventures
The Company's investments in unconsolidated joint ventures comprise the following:

(In thousands)	March 31, 2016	December 31, 2015
Equity method investments	$814,979	$824,597
Cost method investment	99,736	99,868
	$914,715	$924,465
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

The assets of the investment entities may only be used to settle the liabilities of these entities and there is no recourse to the general credit of the Company nor the other investors for the obligations of these investment entities. Neither the Company nor the other investors are required to provide financial or other support in excess of their capital commitments. The Company’s exposure to the investment entities is limited to its equity method investment balance as of March 31, 2016 and December 31, 2015, respectively.
Equity Method Investments
Activity in the Company’s equity method investment is summarized below:

	Three Months Ended March 31,
(In thousands)	2016	2015
Balance at January 1	$824,597	$1,646,977
Contributions	14,278	107,429
Distributions	(26,846)	(96,025)
Equity in net income	2,429	26,349
Equity in other comprehensive income (loss)	11	(612)
Equity in realized loss reclassified from accumulated other comprehensive income	—	161
Foreign currency translation gain (loss) and other	510	(28,803)
Balance at March 31	$814,979	$1,655,476
No single investment in an unconsolidated joint venture represented greater than 10% of total assets as of March 31, 2016 and December 31, 2015 or generated greater than 10% of net income before tax for the three months ended March 31, 2016 and 2015.
Consolidation of Previous Equity-Method Investments
Prior to the Combination, a majority of the Company’s investments in real estate debt and equity that were held in joint ventures with Co-Investment Funds were accounted for under the equity method as the Company did not have a controlling financial interest but exercised significant influence over these investment entities. Upon closing of the Combination on April 2, 2015, the Company became the investment manager of the Co-Investment Funds and employees of CCLLC, including those who are directors or officers of the investment entities, became employees of the Company. For real estate investment entities structured as joint ventures with Co-Investment Funds, combining the Company's interests with those held by the Co-Investment Funds, to which the Company now acts as investment manager, the Company is considered to have a controlling financial interest in these investment entities post-Combination. Therefore, the Combination represents a reconsideration event that resulted in a shift in controlling financial interest over these investment entities in favor of the Company. Accordingly, the Company consolidated 52 investment entities effective April 2, 2015. The Company did not acquire any economic interests in the Co-Investment Funds nor any additional economic interests in these investment entities as a result of the Combination. Upon initial consolidation of the investment entities, the Company recorded the assets, liabilities, and noncontrolling interests of these entities at estimated fair values as of April 2, 2015.
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

At April 2, 2015, the fair value of the Company's proportionate share of equity interest in the investment entities was $1.0 billion. The excess of fair value over carrying value of the Company's equity interest in these investment entities, net of cumulative translation adjustments reclassified to earnings, resulted in a remeasurement gain of $41.5 million upon consolidation of these investment entities in April 2015.
Cost Method Investment
In January 2015, OP funded its equity commitment of $50 million to an investor consortium, alongside $50 million from a passive co-investment partner, for the acquisition of common stock in an investee. The Company uses the cost method to account for this non-marketable equity investment as it has neither a controlling interest nor significant influence over the underlying investee. Dividends received from cost-method investments are recorded as dividend income to the extent they are not considered a return of capital, otherwise such amounts are recorded as a reduction to the cost of investment. For the three months ended March 31, 2016, dividends of $0.1 million were received as return of capital and applied to reduce the cost of investment. No dividends were received during the three months ended March 31, 2015.
Related Party Transactions of Unconsolidated Joint Ventures
Prior to the Combination, CCLLC and its affiliates incurred compensation, overhead and direct costs, as well as costs of property management on behalf of the joint ventures and AMCs, for which they were reimbursed by the joint ventures for amounts allocated. Subsequent to the Combination, the Company has assumed the activities of the Manager and has consolidated all of the AMCs and a majority of the joint ventures. Therefore, such costs and corresponding reimbursements have been eliminated upon consolidation. Total costs from such affiliates allocated to the joint ventures were $2.3 million for the three months ended March 31, 2015. The Company’s proportionate share, based upon its percentage interests in the joint ventures, were $0.8 million for the three months ended March 31, 2015.

8. Goodwill, Deferred Leasing Costs and Other Intangibles
The following table summarizes goodwill, deferred leasing costs, other intangible assets and intangible liabilities arising from acquisitions of operating real estate and the investment management business:

	March 31, 2016			December 31, 2015
(In thousands)	Carrying Amount (Net of Impairment) (1)	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$680,127	NA	$680,127	$678,267	NA	$678,267
Deferred Leasing Costs and Intangible Assets
Trade name	$15,500	NA	$15,500	$15,500	NA	$15,500
In-place lease values	150,065	(37,542)	112,523	144,863	(27,780)	117,083
Above-market lease values	33,502	(10,501)	23,001	32,774	(7,708)	25,066
Below-market ground lease obligations	50,965	(184)	50,781	36,635	(39)	36,596
Deferred leasing costs	76,173	(16,098)	60,075	71,710	(12,647)	59,063
Investment management contracts	39,646	(16,864)	22,782	41,897	(13,985)	27,912
Customer relationships	46,800	(3,342)	43,458	46,800	(2,507)	44,293
Total deferred leasing costs and intangible assets	$412,651	$(84,531)	$328,120	$390,179	$(64,666)	$325,513
Intangible Liabilities
Below-market lease values	$30,677	$(6,445)	$24,232	$28,879	$(4,523)	$24,356
Above-market ground lease obligations	172	(7)	165	171	(5)	166
Total intangible liabilities	$30,849	$(6,452)	$24,397	$29,050	$(4,528)	$24,522
__________

(1)
For intangible assets and intangible liabilities recognized in connection with business combinations, purchase price allocations may be subject to adjustments during the measurement period, not to exceed one year from date of acquisition, based upon new information obtained about facts and circumstances that existed at time of acquisition. Carrying amounts at March 31, 2016 were presented net of measurement period adjustments, where applicable (see Note 3 and Note 6).

Held for Sale
Lease intangible assets and intangible liabilities related to real estate assets held for sale were approximately $5.0 million and $15,000 at March 31, 2016, and approximately $9.9 million and $35,000 at December 31, 2015, respectively.
Acquisitions of Operating Real Estate
Goodwill—Goodwill of $20.0 million arising from the acquisition of a light industrial operating platform on December 18, 2014 represents the value of the acquired operating platform, which primarily consists of its work force and business processes. The goodwill amount recognized is not expected to be deductible for income tax purposes. This goodwill is assigned and reported under the light industrial platform segment. As of March 31, 2016, no indications of potential impairment to goodwill were identified.
Lease Intangibles—Lease intangibles are amortized on a straight-line basis over the remaining term of the respective lease contracts assumed upon acquisition.
Acquisition of Investment Management Business
Goodwill
Goodwill of $660.1 million was recognized in connection with the acquisition of the investment management business through the Combination. This goodwill reflects, in part, the expected cost savings resulting from the internalization through direct incurrence of operating costs relative to a management fee charge, the ability to raise additional equity without a proportionate increase in the cost of managing the Company and control over key functions critical to the growth of the business. The goodwill amount recognized is not expected to be deductible for income tax purposes. This goodwill is assigned and reported under the investment management segment. As of March 31, 2016, no indications of impairment to goodwill were identified.
Identifiable Intangible Assets
As a result of the acquisition of the investment management business, the Company recognized identifiable intangible assets which include the Colony trade name as well as contractual rights to earn future fee income from in-place investment management contracts and customer relationships with institutional clients of private funds. Investment management contracts are amortized in accordance with their expected future cash flows over the remaining contractual period of the agreements ranging between 3 to 5 years. Customer relationships are amortized on a straight-line basis over the estimated life of future funds to be sponsored by the Company ranging between 11 to 14 years. The trade name is determined to have an indefinite useful life and is not subject to amortization.
In the first quarter of 2016, an impairment of $0.3 million on investment management contracts was recognized in impairment loss resulting from a change in fee basis of a liquidating fund.
Amortization
The following table summarizes the amortization of deferred leasing costs and finite-lived intangible assets and intangible liabilities:

	Three Months Ended March 31,
(Amounts in thousands)	2016	2015
Above-market lease values	$(2,766)	$(1,670)
Below-market lease values	1,939	647
Net decrease to rental income	$(827)	$(1,023)

Net below-market ground lease obligations
Increase to rent expense	$140	$5

In-place lease values	$10,416	$5,128
Deferred leasing costs	3,348	2,572
Investment management contracts	2,909	—
Customer relationships	836	—
Amortization expense	$17,509	$7,700
The following table presents the estimated annual amortization of deferred leasing costs and finite-lived intangible assets and intangible liabilities for each of the next five years and thereafter:

(In thousands)
Year Ending December 31,	Remaining2016	2017	2018	2019	2020	2021 and after	Total
Above-market lease values	$(7,199)	$(6,088)	$(3,770)	$(1,819)	$(1,258)	$(2,867)	$(23,001)
Below-market lease values	4,823	5,186	3,756	2,108	1,379	6,980	24,232
(Decrease) increase to rental income	$(2,376)	$(902)	$(14)	$289	$121	$4,113	$1,231

Net below-market ground lease obligations
Increase to rent expense	$380	$506	$506	$506	$506	$48,212	$50,616

In-place lease values	$23,374	$20,120	$13,941	$10,097	$8,030	$36,961	$112,523
Deferred leasing costs	9,550	10,611	8,616	6,468	4,802	20,028	60,075
Investment management contracts	7,360	6,320	3,636	2,906	1,818	742	22,782
Customer relationships	2,507	3,343	3,343	3,343	3,343	27,579	43,458
Amortization expense	$42,791	$40,394	$29,536	$22,814	$17,993	$85,310	$238,838

9. Other Assets and Other Liabilities
Other Assets
The following table summarizes the Company's other assets:

(In thousands)	March 31, 2016	December 31, 2015
Restricted cash (1)	$171,168	$187,208
Deferred financing costs, net (2)	9,711	4,083
Interest receivable	39,272	34,074
Other receivables, including straight-line rents	36,958	43,130
Derivative assets	22,425	21,636
Prepaid expenses and other	23,267	21,320
Fixed assets, net (3)	47,639	48,463
Total (4)	$350,440	$359,914
__________

(1)
Restricted cash includes borrower escrow accounts, tenant security deposits and escrow accounts for interest, property taxes and capital expenditure reserves required under secured financing agreements.

(2)
Deferred financing costs relate to revolving credit arrangements and are shown net of accumulated amortization of $8.1 million and $6.8 million as of March 31, 2016 and December 31, 2015, respectively.

(3)
Fixed assets are shown net of accumulated depreciation of $4.4 million and $3.3 million as of March 31, 2016 and December 31, 2015, respectively. Depreciation for the three months ended March 31, 2016 was $1.1 million. The Company did not hold any fixed assets prior to and as of March 31, 2015.

(4)	At March 31, 2016 and December 31, 2015, other assets related to real estate held for sale was $3.7 million.
Accrued and Other Liabilities
The following table summarizes the Company's accrued and other liabilities:

(In thousands)	March 31, 2016	December 31, 2015
Borrower and tenant reserves	$103,026	$116,800
Deferred income	29,310	41,671
Interest payable	21,727	18,071
Intangible liabilities, net	24,397	24,522
Derivative liabilities	13,117	507
Current and deferred tax liabilities	43,804	44,951
Accrued compensation	12,727	11,495
Accounts payable and other liabilities	68,180	67,572
Total (1)	$316,288	$325,589
__________

(1)
Intangible liabilities and accrued and other liabilities related to real estate assets held for sale were $15,000 and $7.9 million at March 31, 2016, and $35,000 and $9.1 million at December 31, 2015, respectively.

10. Debt
Components of debt are summarized as follows:

(In Thousands)	March 31, 2016	December 31, 2015
Line of credit	$303,600	$315,000
Secured debt	3,332,272	3,313,550
Less: Debt issuance costs, net	(40,149)	(40,826)
	$3,595,723	$3,587,724
Line of Credit
On March 31, 2016, the Company entered into an amended and restated credit agreement (the “JPM Credit Agreement”) with several lenders and JPMorgan Chase Bank, N.A. as administrative agent, and Bank of America, N.A. as syndication agent. The JPM Credit Agreement provides a secured revolving credit facility in the maximum principal amount of $850 million, an increase of $50 million from the previous credit facility. The maximum principal amount may be increased up to $1.275 billion, subject to customary conditions, including agreement of existing or substitute lenders to provide additional commitments for the increased amount.
The maximum amount available at any time is limited by a borrowing base of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of adjusted net book value or a multiple of base management fee EBITDA (as defined in the JPM Credit Agreement). As of March 31, 2016, the borrowing base valuation was sufficient to permit borrowings up to the full $850 million commitment.
The JPM Credit Agreement matures on March 31, 2020, with two 6-month extension options, each subject to a fee of 0.10% of the commitment amount upon exercise.
Advances under the JPM Credit Agreement accrue interest at a per annum rate equal to the sum of one-month LIBOR plus 2.25% or a base rate determined according to a prime rate or federal funds rate plus a margin of 1.25%. At March 31, 2016, the Company had outstanding borrowings bearing weighted average interest at 2.74% per annum. The Company also pays a commitment fee of 0.25% or 0.35% per annum of the unused amount (0.35% at March 31, 2016), depending upon the amount of facility utilization.
Some of the Company’s subsidiaries guaranty the obligations of the Company under the JPM Credit Agreement. As security for the advances under the JPM Credit Agreement, the Company and some of its affiliates pledged their equity interests in certain subsidiaries through which the Company directly or indirectly owns substantially all of its assets.
The JPM Credit Agreement contains various affirmative and negative covenants, including financial covenants that require the Company to maintain minimum tangible net worth and liquidity levels and financial ratios, as defined in the JPM Credit Agreement. At March 31, 2016, the Company was in compliance with all of the financial covenants.
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
Secured Debt
A number of financing arrangements at previously unconsolidated investment entities are now consolidated as a result of the Combination (Note 7). The following table summarizes certain information about the Company's secured debt:

(Amounts in thousands)					Outstanding Principal at
Type (1)	Collateral	Interest Rate (per annum)	Maturity Date	Payment Terms (2)	March 31, 2016	December 31, 2015
Investment level financing:
Secured financing (3)	Portfolio of first mortgage loans and subordinated loan	1-month LIBOR+3.75%	Apr-2016	P&I	$22,549	$23,123
Secured financing (3)	Portfolio of first mortgage loans and subordinated loan	1-month LIBOR+3.75%	Apr-2016	P&I	10,002	10,965

(Amounts in thousands)					Outstanding Principal at
Type (1)	Collateral	Interest Rate (per annum)	Maturity Date	Payment Terms (2)	March 31, 2016	December 31, 2015
Investment level financing:
Secured financing (3)	Portfolio of first mortgage loans and subordinated loan	1-month LIBOR+4.0%	Jun-2016	P&I	3,448	5,869
Secured financing (3)	Portfolio of first mortgage loans and subordinated loan	1-month LIBOR+3.75%	Aug-2016	P&I	7,446	8,579
Secured financing (3)	Portfolio of first mortgage loans and subordinated loan	1-month LIBOR+3.25%	Sept-2016	P&I	3,856	4,351
Secured financing (3)	Portfolio of first mortgage loans and subordinated loan	1-month LIBOR+2.85%	Dec-2017	P&I	62,401	73,543
Secured financing	First mortgage loan secured by residential properties	1-month LIBOR+3.75%	Jun-2016	P&I	10,268	10,314
Warehouse facility (4)	Eligible first mortgage loans originated within Transitional CRE Lending Platform	1 month LIBOR+2.50%	Feb-2017	I/O	48,198	48,198
Warehouse facility (4)	Eligible first mortgage loans, including any corresponding mezzanine loans, originated within Transitional CRE Lending Platform	1 month LIBOR+2.50% to 2.75%	Apr-2018	I/O	131,328	114,433
First mortgage loan (5)	Hotel properties	1-month LIBOR+4.65%	Jan-2019	(5)	94,000	94,000
First mortgage loan (6)	Office property in Phoenix	1-month LIBOR+2.65%	Jul-2018	I/O	13,500	13,500
First mortgage loan	Office property in Minnesota	4.84% fixed	Jan-2024	P&I	87,782	88,000
First mortgage loan (7)	Commercial properties in United Kingdom	3-month GBP LIBOR+2.50%	Aug-2018	I/O	85,873	88,121
First mortgage loan (8)	Office properties throughout Italy	4.02% fixed	Nov-2018	(8)	83,739	79,133
First mortgage loan (9)	Warehouse properties in Spain	3-month Euribor+2.80%	Jun-2022	I/O	26,623	25,540
First mortgage loan (10)	Portfolio of light industrial properties across the U.S.	1-month LIBOR+2.25%	Dec-2019	I/O	894,740	917,469
First mortgage loan	Portfolio of light industrial properties across the U.S	3.80% fixed	Aug-2025	I/O	165,750	165,750
First mortgage loan	Portfolio of light industrial properties across the U.S.	4.04% fixed	Apr-2028	(11)	93,450	—
First mortgage loans	Two higher education campuses in Switzerland	2.72% fixed	Dec-2029	P&I	125,085	120,947
First mortgage loan (12)	Office property in United Kingdom	3-month GBP LIBOR+2.35%	Feb-2020	I/O	13,642	—
First mortgage loan	Office property in France	1.89% fixed	Nov-2022	I/O	17,867	17,050
First mortgage loan (13)	Portfolio of office, retail and other commercial properties in United Kingdom	3-month GBP LIBOR+3.28%	Nov-2018	I/O	230,866	236,911
First mortgage loan (14)	Portfolio of industrial properties in Spain	3-month Euribor+3.00%	Jan-2021	I/O	51,360	—
Bond payable	Office property in Norway and shares of borrowing entity	3.91% fixed	Jun-2025	I/O	193,440	180,960
Revolving credit facility	Portfolio of light industrial properties across the U.S	1-month LIBOR+2.25%	Jul-2016	I/O	—	23,730
Revolving credit facility	Partner capital commitments	1-month LIBOR+1.60%	Sept-2016	I/O	29,400	104,400
					2,506,613	2,454,886

(Amounts in thousands)					Outstanding Principal at
Type (1)	Collateral	Interest Rate (per annum)	Maturity Date	Payment Terms (2)	March 31, 2016	December 31, 2015
Investment level financing:
Commercial Mortgage-Backed Securitization ("CMBS") Debt:
CMBS 2014-FL1 (15)	Portfolio of first mortgage loans originated within Transitional CRE Lending Platform	1-month LIBOR+1.78%	Apr-2031	I/O	105,548	126,248
CMBS 2014-FL2 (15)	Portfolio of first mortgage loans originated within Transitional CRE Lending Platform	1-month LIBOR+2.01%	Nov-2031	I/O	203,734	203,734
CMBS 2015-FL3 (15)	Portfolio of first mortgage loans originated within Transitional CRE Lending Platform	1-month LIBOR+2.36%	Sept-2032	I/O	340,350	340,350
CMBS MF 2014-1 (16)	Portfolio of first mortgage loans secured by multifamily properties	2.54% fixed	(15)	I/O	133,497	145,349
					783,129	815,681
Notes Payable:
Promissory notes (17)	Corporate aircraft	5.02% fixed	Dec-2025	P&I	42,530	42,983
Total					$3,332,272	$3,313,550
__________

(1)	All secured debt presented in the table are non-recourse unless otherwise stated as recourse debt.

(2)
Payment terms: P&I = Periodic payment of principal and interest; I/O = Periodic payment of interest only with principal at maturity (except for principal repayments to release collateral properties disposed)

(3)
These financings in connection with loan portfolio acquisitions require monthly interest payments and principal curtailment based upon the ratio of principal outstanding to collateral cost basis. The current principal curtailment requirement ranges from 65% to 80% of all excess cash flow from the underlying loan portfolios, after payment of certain loan servicing fees and monthly interest, but may increase or decrease in the future. The financing arrangements provide for either a single or multiple 1-year extension options to the initial term.

(4)
The Company entered into two warehouse facilities with different commercial banks to partially finance loans within its Transitional Commercial Real Estate ("CRE") Lending Platform. The initial term of each facility is subject to a 1-year extension option. The facility maturing in February 2017 is full recourse to OP and provides up to $150 million in financing. The facility maturing in April 2018 is partial recourse and provides up to $250 million in financing.

(5)
Initial term on the loan is subject to two 1-year extensions. Payment terms is interest only through January 2017, followed by periodic principal and interest for the remaining term of the loan. An interest rate cap is required to be maintained at a maximum strike rate of 3.00% on 1-month LIBOR. Interest rate spread is presented as a weighted average across different tranches of the loan. At March 31, 2016, $23.6 million of outstanding principal balance was related to real estate held for sale.

(6)	Initial term on the loan is subject to two 1-year extensions, during which payment terms require periodic principal and interest.

(7)
The loan has two 1-year extensions on its initial term and requires an interest rate cap to be maintained at a maximum strike rate of 2.25% on 3-month GBP LIBOR. At March 31, 2016, $0.6 million of outstanding principal balance was related to a real estate held for sale

(8)
Seller provided zero-interest financing on acquired portfolio of properties with imputed interest of 4.02%, requiring principal payments of €15,750,000, €35,437,500 and €27,562,000 in November 2016, November 2017 and November 2018, respectively. A discount was established at inception and is being accreted to debt principal as interest expense.

(9)	The loan requires an interest rate cap to be maintained at a maximum strike rate of 1.50% on 3-month Euribor.

(10)
This loan was obtained in connection with the acquisition of the light industrial properties portfolio and operating platform in December 2014, has three 1-year extension options, with interest rate margin increasing to 2.50% effective December 2018, and requires an interest rate cap to be maintained at a strike rate of 3.00% on 1-month LIBOR. At March 31, 2016 and December 31, 2015, $3.7 million and $4.9 million, respectively, of outstanding principal balance were related to real estate held for sale.

(11)	Payment terms is interest only through April 2021, followed by periodic principal and interest for remaining term of the loan.

(12)	The loan requires an interest rate cap to be maintained at a maximum strike rate of 2.25% on 3-month GBP LIBOR.

(13)
Interest rate spread was 2.75% at inception and amended to a weighted average of 3.28% in January 2016. Initial term on the loan is subject to two 1-year extensions. Payment terms changes from interest only to periodic principal and interest if specific loan-to-value threshold is exceeded at any time effective August 2016. An interest rate cap is required to be maintained at a maximum strike rate of 2.25% on 3-month GBP LIBOR. Interest rate spread is presented as a weighted average of the facility amount across two tranches of the loan. At March 31, 2016 and December 31, 2015, $4.2 million and $4.1 million, respectively, of outstanding principal balance was related to a real estate held for sale.

(14)	The loan requires an interest rate cap to be maintained at a maximum strike rate of 1.50% on 3-month Euribor.

(15)
The Company, through its indirect Cayman subsidiaries—Colony Mortgage Capital Series 2014-FL1 Ltd, Colony Mortgage Capital Series 2014-FL2 Ltd and Colony Mortgage Capital Series 2015-FL3 Ltd.—securitized commercial mortgage loans originated within the Company’s Transitional CRE Lending Platform. Senior notes issued by the securitization trusts were generally sold to third parties and subordinated notes retained by the Company. These three securitizations are accounted for as secured financing with underlying mortgage loans pledged as collateral. Principal repayments from underlying collateral loans must be applied to repay the notes until fully paid off, irrespective of the contractual maturities of the notes. Underlying collateral loans have initial terms of 2 to 3 years. Interest rate spreads on these CMBS debt are presented on a weighted average basis as of the date of the respective securitizations.

(16)
The Company transferred acquired loans, secured by multifamily properties, into a securitization trust, Colony Multifamily Mortgage Trust 2014-1, with the most senior certificates issued by the trust sold to third parties and the Company retaining remaining certificates. The securitization was accounted for as a secured financing with underlying mortgage loans pledged as collateral. Although the certificates do not have a contractual maturity date, principal repayments from underlying collateral loans must be applied to repay the debt until fully paid off. Underlying collateral loans have initial remaining terms of 1 to 24 years. Interest rate is presented on a weighted average basis as of the date of the securitization.

(17)	In connection with the Combination, the Company assumed two promissory notes, with full recourse, bearing interest at a fixed weighted-average rate of 5.02%.
The financing agreements require minimum scheduled principal payments or payments that depend upon the net cash flows from the collateral assets and the ratio of principal outstanding to collateral.
The following table summarizes such future scheduled minimum principal payments, excluding CMBS debt, as of March 31, 2016.

Year Ending December 31,	(In thousands)
Remaining 2016	$163,069	(1)
2017	108,231	(1)
2018	502,726	(1)
2019	994,343
2020	22,287
2021 and after	764,365
Total	$2,555,021
__________

(1)	Amounts include a combined $5.9 million of discount on seller-provided zero-interest financing being accreted to debt principal.
CMBS debt obligations are estimated to be repaid earlier than the contractual maturity only if proceeds from the underlying loans are repaid by the borrowers. Future principal payments based on contractual maturity or otherwise based on reasonable expectations of cash flows from the underlying loans as of March 31, 2016 are as follows:

(In thousands) Year Ending December 31,	Contractual Maturity	Expectations of Cash Flows
Remaining 2016	$—	$101,312
2017	—	438,129
2018	—	206,556
2019	—	21,975
2020	—	15,157
2021 and after	783,129	—
Total	$783,129	$783,129
Convertible Senior Notes
Convertible Senior Notes issued by the Company and outstanding are as follows:

				Conversion Price (per share of common stock)		March 31, 2016		December 31, 2015
Description	Issuance Date	Due Date	Interest Rate		Redemption Date	Outstanding Principal (in thousands)	Carrying Amount (in thousands) (1)	Outstanding Principal (in thousands)	Carrying Amount (in thousands) (1)
5% Convertible Senior Notes	April 2013	April 15, 2023	5.00% fixed	$23.35	On or after April 22, 2020	$200,000	$195,208	$200,000	$195,069
3.875% Convertible Senior Notes	January and June 2014	January 15, 2021	3.875% fixed	24.56	On or after January 22, 2019	402,500	396,300	402,500	396,010
						$602,500	$591,508	$602,500	$591,079
__________

(1)	Carrying amounts include $1.6 million and $1.7 million of premium and are shown net of debt issuance costs of $12.6 million and $13.1 million at March 31, 2016 and December 31, 2015, respectively.

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
On February 25, 2016, the Company declared a dividend of $0.40 per share of its Class A and Class B common stock for the first quarter of 2016 to be paid on April 15, 2016 to stockholders on record on March 31, 2016. The payment of this cash dividend resulted in adjustments to the conversion rate of the Company's outstanding 5.00% Convertible Senior Notes due 2023 from 42.3819 to 42.8183 and the 3.875% Convertible Senior Notes due 2021 from 40.2941 to 40.7089, in each case effective March 29, 2016 and subject to further adjustment as provided in the applicable governing indenture. The adjustments were made pursuant to the terms of the Convertible Notes and recognition of carried-forward adjustments relating to cash dividends paid on July 15, 2014 to January 15, 2016, which adjustments were deferred and carried forward as permitted under the indenture.

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
Gross fair value of derivative assets and derivative liabilities are as follows:

	March 31, 2016			December 31, 2015
(In thousands)	Designated Hedges	Non-Designated Hedges	Total	Designated Hedges	Non-Designated Hedges	Total
Derivative Assets
Foreign exchange contracts	$21,417	$374	$21,791	$19,773	$426	$20,199
Interest rate contracts	1	633	634	5	1,432	1,437
Included in other assets	$21,418	$1,007	$22,425	$19,778	$1,858	$21,636
Derivative Liabilities
Foreign exchange contracts	$12,815	$302	$13,117	$505	$—	$505
Interest rate contracts	—	—	—	2	—	2
Included in accrued and other liabilities	$12,815	$302	$13,117	$507	$—	$507
Certain counterparties to the derivative instruments require the Company to deposit cash or other eligible collateral for derivative financial liabilities exceeding $100,000. As of March 31, 2016 and December 31, 2015, the Company had no amounts on deposit related to these agreements.
Foreign Exchange Contracts
The following table summarizes the aggregate notional amounts of designated and non-designated foreign exchange contracts in place as of March 31, 2016 along with certain key terms:

Hedged Currency	Instrument Type	Notional Amount (in thousands)				FX Rates ($ per unit of foreign currency)	Range of Expiration Dates
		Designated		Non-Designated
EUR	FX Collar		€140,970		€1,455	Min $1.09 / Max $1.53	July 2017 to January 2021
GBP	FX Collar		£130,900		£3,100	Min $1.40 / Max $1.82	September 2017 to December 2020
EUR	FX Forward		€119,146		€2,004	Range between $1.07 to $1.27	May 2016 to January 2019
GBP	FX Forward		£75,150		£—	Range between $1.49 to $1.51	June 2016 to December 2018
CHF	FX Forward	CHF	54,383	CHF	1,162	Range between $1.47 to $1.50	January 2030
NOK	FX Forward	NOK	895,454	NOK	27,546	$0.12	May 2016

Designated Net Investment Hedges
The Company’s foreign denominated net investments in subsidiaries or joint ventures totaled approximately €306.6 million, £120.8 million, CHF55.1 million and NOK898.8 million, or a total of $688.4 million, as of March 31, 2016, and €311.2 million, £126.4 million, CHF54.4 million and NOK895.5 million, or a total of $679.9 million, as of December 31, 2015.
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
Release of accumulated other comprehensive income related to net investment hedges occurs upon losing a controlling financial interest in an investment or obtaining control over an equity method investment. Upon sale, complete or substantially complete liquidation of an investment in a foreign subsidiary, or partial sale of an equity method investment, the gain or loss on the related net investment hedge is reclassified from accumulated other comprehensive income to earnings. There were no such transfers from accumulated other comprehensive income into other gain (loss), net for the three months ended March 31, 2016 and 2015.
Non-Designated Hedges
At the end of each quarter, the Company reassesses the effectiveness of its net investment hedges and as appropriate, dedesignates the portion of the derivative notional that is in excess of the beginning balance of its net investments as non-designated hedges.
For the three months ended March 31, 2016 and 2015, $0.3 million of net unrealized loss and $0.2 million of net unrealized gain on the dedesignated portion of net investment hedges were transferred out of accumulated other comprehensive income into other gain (loss), net, respectively.
Interest Rate Contracts
The Company uses various interest rate derivatives, designated as cash flows hedges or otherwise non-designated, to limit the exposure of increases in interest rates on various floating rate debt obligations.
As of March 31, 2016, the Company held the following designated and non-designated interest rate contracts:

	Notional Amount (in thousands)
Instrument Type	Designated	Non-Designated	Index	Strike	Expiration
Interest rate caps	$750,000	$476,750	1-Month LIBOR	3.00%	December 2016 to January 2019
Interest rate caps	$—	$95,387	1-Month LIBOR	2.50%	April 2016 to December 2016
Interest rate caps	€—	€53,751	3-Month EURIBOR	1.50%	February 2021 to June 2022
Interest rate caps	£—	£60,945	3-Month GBP LIBOR	2.25%	November 2018 to February 2020
Interest rate caps	£—	£152,732	3-Month GBP LIBOR	2.00%	December 2018
Designated Cash Flow Hedges
Unrealized gain of $33,000 on cash flow hedge ineffectiveness was recorded in other gain (loss), net for the three months ended March 31, 2016. There was no cash flow hedge ineffectiveness for the three months ended March 31, 2015.
Non-Designated Hedges
For the three months ended March 31, 2016 and 2015, net unrealized loss associated with non-designated interest rate contracts of $1.0 million and $52,000, respectively, were recorded in other gain (loss), net.

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

		Gross Amounts Not Offset on Consolidated Balance Sheets
(In thousands)	Gross Amounts of Assets (Liabilities) Included on Consolidated Balance Sheets	(Assets) Liabilities	Cash Collateral Received (Pledged)	Net Amounts of Assets (Liabilities)
March 31, 2016
Derivative Assets
Foreign exchange forwards	$4,641	$(893)	$—	$3,748
Foreign exchange collars	17,150	(2,262)	—	14,888
Interest rate caps	634	—	—	634
	$22,425	$(3,155)	$—	$19,270
Derivative Liabilities
Foreign exchange forwards	$(10,855)	$893	$—	$(9,962)
Foreign exchange collars	(2,262)	2,262	—	—
	$(13,117)	$3,155	$—	$(9,962)

December 31, 2015
Derivative Assets
Foreign exchange forwards	$5,907	$(58)	$—	$5,849
Foreign exchange collars	14,292	(66)	—	14,226
Interest rate caps	1,437	—	—	1,437
	$21,636	$(124)	$—	$21,512
Derivative Liabilities
Foreign exchange forwards	$(439)	$58	$—	$(381)
Foreign exchange collars	(66)	66	—	—
Interest rate swap	(2)	—	—	(2)
	$(507)	$124	$—	$(383)

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
Contingent Consideration—Contingent consideration payable in connection with the Combination, included in due to affiliates, is remeasured at fair value each reporting period using a third party valuation service provider and classified under Level 3 of the fair value hierarchy. The contingent consideration is subject to achievement of multi-year performance targets, specifically a contractually-defined funds from operations ("Benchmark FFO") per share metric and capital raising targets in the funds management business. If the minimum target for either of these metrics is not met or exceeded, a portion of the contingent consideration paid in respect of the other metric would not be paid out in full. Fair value of the contingent consideration was measured using a Monte Carlo probability simulation model for the Benchmark FFO component and a discounted payout analysis based on probabilities of achieving prescribed targets for the capital raising component. The valuation methodology considered the Company's Class A common stock price and related equity volatilities to convert the contingent consideration payout into shares. At March 31, 2016 and December 31, 2015, the contingent consideration was estimated at a fair value of $43.2 million and $53.0 million, respectively. The $9.8 million decrease in fair value resulted in part from the decrease in the Class A common stock price and was recognized in other gain (loss), net.
The following table presents additional information on the significant unobservable inputs used to measure the fair value of contingent consideration:

Significant Input	Input Value at March 31, 2016	Input Value at December 31, 2015	Impact to Fair Value from Increase in Input (2)
Class A common stock price	$16.77	$19.48	Increase
Benchmark FFO volatility	22.9%	20.6%	Increase
Equity volatility	29.9%	28.1%	Increase
Correlation (1)	80.0%	80.0%	Increase
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

Nonrecurring Fair Values
The Company holds certain assets carried at fair value on a nonrecurring basis, which comprise loans held for sale, foreclosed properties and real estate held for sale carried at the lower of carrying value and fair value less estimated costs to sell. Nonrecurring fair values at March 31, 2016 and December 31, 2015 consisted of real estate held for sale that were written down to fair value less disposal costs, classified under Level 3 hierarchy, as discussed in Note 6.
Fair Value Disclosure of Financial Instruments Reported at Cost
Carrying amounts and estimated fair values of financial instruments reported at amortized cost are presented below:

	Fair Value Measurements				Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total
March 31, 2016
Assets
Loans held for investment	$—	$—	$4,106,743	$4,106,743	$4,067,544
Investments in unconsolidated joint ventures	374,200	2,670	741,787	1,118,657	914,715
Liabilities
Line of credit	—	303,600	—	303,600	303,600
Secured and unsecured debt	—	—	2,512,491	2,512,491	2,473,949
CMBS debt	—	763,300	—	763,300	775,644
Notes payable	—	—	42,530	42,530	42,530
Convertible senior notes	539,375	—	—	539,375	591,508
December 31, 2015
Assets
Loans held for investment	$—	$—	$4,073,075	$4,073,075	$4,048,477
Loans held for sale	—	—	75,002	75,002	75,002
Investments in unconsolidated joint ventures			1,087,850	1,087,850	924,465
Liabilities
Line of credit	—	315,000	—	315,000	315,000
Secured and unsecured debt	—	—	2,423,013	2,423,013	2,423,013
CMBS debt	—	794,982	—	794,982	806,728
Notes payable	—	—	42,983	42,983	42,983
Convertible senior notes	574,359	—	—	574,359	591,079
Loans Held for Investment—Loans held for investment, consisting of first mortgages and subordinated mortgages, were valued based on discounted cash flow projections of principal and interest expected to be collected, which includes consideration of the financial standing of the borrower or sponsor as well as operating results of the underlying collateral. Carrying values of loans held for investment are presented net of allowances for loan losses, where applicable.
Investments in Unconsolidated Joint Ventures—Fair values of investments in unconsolidated joint ventures were derived by applying the Company’s ownership interest to the fair value of underlying assets and liabilities of each joint venture. The Company’s proportionate share of each joint venture’s fair value approximates the Company’s fair value of the investment, as the timing of cash flows of the joint venture does not deviate materially from the timing of cash flows received by the Company from the joint venture. Beginning in 2016, the Company's investment in Colony Starwood Homes is valued based upon the closing price of its publicly traded common stock (see Note 21).
Debt—Fair value of the line of credit approximated carrying value as its prevailing interest rate and applicable terms were recently renegotiated and agreed upon with the Company's lender at March 31, 2016. Fair values of the secured financing were estimated by discounting expected future cash outlays at current interest rates available for similar instruments, which approximated carrying value for floating rate debt with credit spreads that approximate market rates. Fair value of CMBS debt was determined using the last trade price of similar instruments in active markets, and for recent securitizations, fair value approximates carrying value. Fair value of notes payable approximated carrying values based on market rate for debt with similar underlying collateral. Fair value of convertible senior notes was determined using the last trade price in active markets.
Other—The carrying values of cash, interest receivable, due from affiliates and accrued and other liabilities approximate fair values due to their short term nature and credit risk, if any, are negligible.

14. Stockholders’ Equity
The table below summarizes the share activities of the Company's preferred and common stock:

	Number of Shares
	Preferred Stock	Common Stock
(In thousands)	Series A, B and C	Class A	Class B
Shares outstanding at December 31, 2014	13,530	109,634	—
Share-based compensation, net of forfeitures	—	632	—
Shares outstanding at March 31, 2015	13,530	110,266	—

Shares outstanding at December 31, 2015	25,030	111,694	546
Repurchase of preferred stock	(964)	—	—
Reissuance of preferred stock	964	—	—
Share-based compensation, net of forfeitures	—	1,003	—
Shares canceled for tax withholding on vested stock awards	—	(147)	—
Shares outstanding at March 31, 2016	25,030	112,550	546
In January 2016, the Company repurchased 963,718 shares in aggregate of its Series A, B and C preferred stock from institutional shareholders for approximately $20.0 million. In March 2016, the Company reissued the preferred stock at its purchase price to an investment vehicle (the "REIT Securities Venture"), which is a joint venture with a private fund managed by the Company. The Company holds an approximate 4.4% interest in the REIT Securities Venture and accounts for its investment under the equity method, which had a carrying value of $2.5 million as of March 31, 2016. The REIT Securities Venture targets for investment purposes the common stock and preferred stock of publicly traded U.S. real estate investment trusts, including securities of the Company.
Preferred Stock
The table below summarizes the preferred stock outstanding as of March 31, 2016:

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

In April 2015, the Company issued 11.5 million shares of its 7.125% Series C Cumulative Redeemable Perpetual Preferred Stock through an underwritten public offering for proceeds of approximately $277.9 million, net of underwriting discounts, commissions and offering costs payable by the Company.
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
In December 2015, 17,712 shares of Class B common stock were converted into an equivalent number of Class A common stock following a charitable contribution of the Executive Chairman's interests in 628,773 OP Units.
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
Dividend Reinvestment and Direct Stock Purchase Plan
The Company’s Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”) provides existing common stockholders and other investors the opportunity to purchase shares (or additional shares, as applicable) of the Company’s Class A common stock by reinvesting some or all of the cash dividends received on their shares of the Company’s Class A common stock or making optional cash purchases within specified parameters. The DRIP Plan involves acquisition of Class A common stock either in the open market, directly from the Company as newly issued common stock, or in privately negotiated transactions with third parties. For the three months ended March 31, 2016, there were no shares of Class A common stock acquired under the DRIP Plan.

Accumulated Other Comprehensive Income (Loss) ("AOCI")
The following tables present the changes in each component of AOCI attributable to stockholders and noncontrolling interests, net of immaterial tax effect.

Changes in Components of AOCI Attributable to Stockholders and Noncontrolling Interests

(In thousands)	Equity in AOCI of Unconsolidated Joint Ventures	Gain (Loss) on Cash Flow Hedges	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Net Investment Hedges	Total
AOCI at December 31, 2014 attributable to:
Stockholders	$451	$(101)	$(52,643)	$23,802	$(28,491)
Noncontrolling interests in investment entities	—	(52)	(3,616)	(1)	(3,669)
	451	(153)	(56,259)	23,801	(32,160)
Other comprehensive income (loss) before reclassifications attributable to:
Stockholders	(612)	(170)	(47,840)	30,797	(17,825)
Noncontrolling interests in investment entities	—	(100)	(3,490)	—	(3,590)
Amounts reclassified from AOCI attributable to:
Stockholders	161	—	—	(215)	(54)
Net other comprehensive (loss) income	(451)	(270)	(51,330)	30,582	(21,469)
AOCI at March 31, 2015 attributable to:
Stockholders	—	(271)	(100,483)	54,384	(46,370)
Noncontrolling interests in investment entities	—	(152)	(7,106)	(1)	(7,259)
	$—	$(423)	$(107,589)	$54,383	$(53,629)
AOCI at December 31, 2015 attributable to:
Stockholders	$—	$(245)	$(42,125)	$23,948	$(18,422)
Noncontrolling interests in investment entities	—	(149)	51	(1)	(99)
Noncontrolling interests in Operating Company	—	5	11,102	(5,750)	5,357
	—	(389)	(30,972)	18,197	(13,164)
Other comprehensive income (loss) before reclassifications attributable to:
Stockholders	9	7	16,326	(14,395)	1,947
Noncontrolling interests in investment entities	—	—	11,282	(875)	10,407
Noncontrolling interests in Operating Company	2	1	3,140	(2,769)	374
Amounts reclassified from AOCI attributable to:
Stockholders	—	(44)	(331)	271	(104)
Noncontrolling interests in investment entities	—	—	(785)	—	(785)
Noncontrolling interests in Operating Company	—	(8)	(64)	52	(20)
Net other comprehensive (loss) income	11	(44)	29,568	(17,716)	11,819
AOCI at March 31, 2016 attributable to:
Stockholders	9	(282)	(26,130)	9,824	(16,579)
Noncontrolling interests in investment entities	—	(149)	10,548	(876)	9,523
Noncontrolling interests in Operating Company	2	(2)	14,178	(8,467)	5,711
	$11	$(433)	$(1,404)	$481	$(1,345)

Reclassifications out of AOCI—Stockholders
Information about amounts reclassified out of AOCI attributable to stockholders by component is presented below:

(In thousands)	Three Months Ended March 31,		Affected Line Item in the Consolidated Statements of Operations
Component of AOCI reclassified into earnings	2016	2015
Equity in realized loss on sale of marketable securities of unconsolidated joint ventures	$—	$(161)	Equity in income of unconsolidated joint ventures
Unrealized gain on ineffective cash flow hedge	44	—	Other gain (loss), net
Release of cumulative translation adjustments	331	—	Other gain (loss), net
Unrealized (loss) gain on dedesignated net investment hedges	(271)	215	Other gain (loss), net

15. Noncontrolling Interests
Noncontrolling Interests in Investment Entities
Noncontrolling interests in investment entities represent interests in consolidated real estate investment entities held primarily by Co-Investment Funds, which prior to the Combination, were managed by CCLLC or its affiliates, and to a lesser extent, held by unaffiliated third parties. Allocation of net income or loss is generally based upon relative ownership interests held by equity owners in each investment entity, or based upon contractual arrangements that may provide for disproportionate allocation of economic returns among equity interests, including hypothetical liquidation at book value, when applicable and substantive.
Noncontrolling Interests in Operating Company
Noncontrolling interests in Operating Company represent membership interests in OP held directly or indirectly by senior executives of the Company. A majority of the OP Units held by noncontrolling interests were issued as consideration for the Combination. Noncontrolling interests in OP are attributed a share of net income or loss in OP based on their weighted average ownership interest in OP during the period. At the end of each period, noncontrolling interests in OP is adjusted to reflect their ownership percentage in OP at the end of the period, through a reallocation between controlling and noncontrolling interests in OP, as applicable.
Noncontrolling interests in OP, subject to lock-up agreements, have the right to require OP to redeem part or all of such member’s OP Units for cash based on the market value of an equivalent number of shares of Class A common stock at the time of redemption, or at the Company's election, through issuance of shares of Class A common stock (registered or unregistered) on a one-for-one basis.
In June 2015, OP issued an additional 412,865 common OP Units to Cobalt Capital Management, L.P. ("CCM"), in exchange for redemption of a $10 million unsecured note that the Company previously issued to CCM in connection with its acquisition of the light industrial portfolio and operating platform in December 2014.

16. Earnings per Share
The following table provides the basic and diluted earnings per common share computations:

	Three Months Ended March 31,
(In thousands, except per share data)	2016	2015
Net income allocated to common stockholders
Net income	$91,031	$16,215
Net income attributable to noncontrolling interests:
Investment entities	(57,595)	(5,686)
Operating Company	(3,421)	—
Net income attributable to Colony Capital, Inc.	30,015	10,529
Preferred dividends	(11,880)	(6,972)
Net income attributable to common stockholders	18,135	3,557
Net income allocated to participating securities (nonvested shares)	(568)	(305)
Net income allocated to common stockholders—basic	17,567	3,252
Interest expense attributable to convertible notes (1)	—	—
Net income allocated to common stockholders—diluted	$17,567	$3,252
Weighted average common shares outstanding
Weighted average number of common shares outstanding—basic	111,660	109,415
Weighted average effect of dilutive shares (2)	—	—
Weighted average number of common shares outstanding—diluted	111,660	109,415
Earnings per share
Basic	$0.16	$0.03
Diluted	$0.16	$0.03
__________

(1)
For the three months ended March 31, 2016 and 2015, excluded from the calculation of diluted net income per share is the effect of adding back $6.8 million and $6.8 million of interest expense and 24,949,000 and 24,694,800 weighted average dilutive common share equivalents, respectively, for the assumed conversion of the Convertible Notes, as their inclusion would be antidilutive. Also excluded from the calculation of diluted income per share for the three months ended March 31, 2015 is the effect of adding back $169,000 of interest expense and 412,900 weighted average dilutive common share equivalents for the assumed repayment of a $10 million unsecured note issued to CCM in shares of the Company's common stock (see Note 15), as its inclusion would be antidilutive.

(2)
OP Units, subject to lock-up agreements, may be redeemed for registered or unregistered Class A common shares on a one-for-one basis. At March 31, 2016, there were 21,749,000 redeemable OP Units. These OP Units would not be dilutive and were not included in the computation of diluted earnings per share for the three months ended March 31, 2016.

17. Related Party Transactions
Affiliates include funds and other investment vehicles managed by the Company, directors, senior executives, and employees, and prior to the Combination, the Manager and its affiliates.
Amounts due from and due to affiliates consist of the following:

(In thousands)	March 31, 2016	December 31, 2015
Due from Affiliates
Due from funds and unconsolidated joint ventures:
Management fees	$5,578	$5,734
Other	928	3,952
Due from CCLLC	—	1,559
Due from employees and other affiliated entities	514	468
	$7,020	$11,713
Due to Affiliates
Contingent consideration (Note 3)	$43,211	$52,990
Due to funds	2,979	—
	$46,190	$52,990

Prior to the Combination, the Company was externally managed by an affiliate. Amounts payable to the Manager under this arrangement included:

▪	Base management fee of 1.5% per annum of stockholders' equity;

▪	Incentive fee each quarter, measured based on a core earning metric, as defined in the management agreement, payable in shares of the Company's common stock;

▪	Reimbursement of certain expenditures incurred by the Manager, including allocation of overhead costs; and

▪	Cost of employment for the Company's chief financial officer pursuant to a secondment agreement with an affiliate of the Manager.
Amounts incurred and payable to the Manager or its affiliates for periods prior to the Combination were as follows:

(In thousands)	Three Months Ended March 31, 2015
Base management fee expense	$9,064
Compensation pursuant to secondment agreement	450
Direct and allocated investment-related expenses	366
Direct and allocated administrative expenses	1,922
$11,802
Subsequent to the Combination which closed on April 2, 2015, the Company is internally managed and incurs all costs directly. Additionally, the management and investment personnel of the Manager became employees of the Company. Transactions with affiliates post-Combination include the following:
Management Fees—Pursuant to management and advisory agreements, the Company earns base and asset management fee income from managing private funds and their underlying investments. For the three months ended March 31, 2016, base and asset management fees from affiliates, included in fee income, totaled $16.6 million. At March 31, 2016, $1.8 million of fees received from a fund during the quarter became payable to the fund following a retrospective change in fee basis effective January 1, 2016.
Cost Reimbursements—The Company received cost reimbursements for administrative services provided to affiliates, including property management services on behalf of the Company's investment entities. Cost reimbursements, included in other income, was $1.3 million for the three months ended March 31, 2016, of which $0.4 million was receivable at March 31, 2016.
Recoverable Expenses—In the normal course of business, the Company pays certain expenses on behalf of managed funds, for which the Company recovers from the funds. Such amounts due from funds were $0.4 million at March 31, 2016.
Arrangements with Sponsored Fund—In December 2015, the Company sponsored a fund as general partner and co-invests alongside the Sponsored Fund through joint ventures between the Company and the Sponsored Fund. These co-investment joint ventures are consolidated by the Company. As general partner, the Company has capital commitments directly to the Sponsored Fund and as an affiliate of the general partner, capital commitments satisfied through the co-investment joint ventures. In connection with the Company's commitments as an affiliate of the general partner, the Company is allocated a proportionate share of the general and administrative costs of the Sponsored Fund. At March 31, 2016, $1.2 million of advances made by the Sponsored Fund to the consolidated co-investment joint ventures was outstanding. As permitted by the limited partnership agreement of the Sponsored Fund, the Company may make interest bearing advances to the Sponsored Fund as general partner. There were no such advances outstanding at March 31, 2016 and December 31, 2015.
Advances—Certain employees are permitted to participate in co-investment vehicles which generally invest in Colony-sponsored funds alongside third party investors. Additionally, the Company grants loans to certain employees in the form of promissory notes bearing interest at the prime rate with varying terms and repayment conditions. At March 31, 2016, outstanding advances were approximately $0.2 million and related interest amounts were immaterial.
Corporate Aircraft—The Company's corporate aircraft may occasionally be used for business purposes by affiliated entities or for personal use by certain senior executives of the Company. Affiliated entities and senior executives reimburse the Company for their usage based on the incremental cost to the Company of making the aircraft available for such use, and includes direct and indirect variable costs of operating the flights. These reimbursements, included in other income, amounted to approximately $0.1 million for the three months ended March 31, 2016 and was outstanding at March 31, 2016.
Contingent Consideration—At March 31, 2016, the contingent consideration in connection with the Combination that is payable to certain senior executives of the Company was estimated at $43.2 million, as discussed in Note 13.

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
Share-based compensation expense recognized was as follows:

	Three Months Ended March 31,
(In thousands)	2016	2015
Stock grants to the Manager and employees (1)	$3,361	$5,897
Stock grants to non-executive directors	58	89
	$3,419	$5,986
Changes in the Company’s nonvested share awards are summarized below:

	Restricted Stock Grants
	Non-Executive Directors	Manager and Employees (1)	Total	Weighted Average Grant Date Fair Value
Nonvested shares at December 31, 2015	14,928	780,906	795,834	$22.51
Granted	—	1,038,312	1,038,312	19.27
Vested	(13,928)	(363,970)	(377,898)	26.02
Forfeited	—	(35,479)	(35,479)	20.93
Nonvested shares at March 31, 2016	1,000	1,419,769	1,420,769	21.22
_________

(1)	All outstanding stock grants made to the Manager prior to the Combination became employee awards effective April 2, 2015.
Fair value of shares vested was $9.8 million and $12.1 million for the three months ended March 31, 2016 and 2015, respectively. Fair value of shares vested was determined based on the closing price of the Company's Class A common stock on the respective dates of grant for director awards, on respective vesting dates for non-employee awards and on the date of closing of the Combination for employee awards. The weighted average grant-date fair value per share was $19.27 and $24.40 for the shares granted during the three months ended March 31, 2016 and 2015, respectively.
As of March 31, 2016, aggregate unrecognized compensation cost related to nonvested restricted stock grants was approximately $26.8 million and is expected to be fully recognized over a weighted-average period of approximately 28 months.

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
The Company's current primary sources of income subject to tax are income from loan resolutions in some of the loan portfolios, income from interests in asset management companies which manage some of the loan portfolios, hotel operations from the real estate equity portfolio and fee income from the investment management business.
Income Tax (Benefit) Expense

	Three Months Ended March 31,
(In thousands)	2016	2015
Current
Federal	$(28)	$268
State and local	403	210
Foreign	3,509	—
Total current tax expense	3,884	478
Deferred
Federal	(2,673)	114
State and local	(419)	58
Foreign	(8)	—
Total deferred tax benefit	(3,100)	172
Total income tax expense	$784	$650
Deferred Income Tax Assets and Liabilities
The components of deferred tax assets and deferred tax liabilities arising from temporary differences are as follows:

(In thousands)	March 31, 2016	December 31, 2015
Deferred tax assets
Net operating loss carry forwards	$11,640	$9,814
Stock-based compensation	1,349	2,890
Investment in partnerships	33	843
Deferred income	1,268	—
Foreign tax credits	419	—
Other	2,576	2,262
Total deferred tax assets	17,285	15,809
Deferred tax liabilities
Intangible assets from Combination	26,478	28,875
Gain from remeasurement of consolidated investment entities, net	3,237	3,237
Assumption of tax basis from real estate acquisition (Note 6)	28,726	26,880
Other	1,555	1,504
Total deferred tax liabilities	59,996	60,496
Net deferred tax liability	$(42,711)	$(44,687)

As of March 31, 2016 and December 31, 2015, the Company has assessed that it is more likely than not that the benefits of its deferred tax assets will be realized and therefore, no valuation allowance was necessary.
20. Commitments and Contingencies
Investment Commitments
Investments in Unconsolidated Joint Ventures—Pursuant to the operating agreements of certain unconsolidated joint ventures, the joint venture partners may be required to fund additional amounts for future investments, unfunded lending commitments, ordinary operating costs, guaranties or commitments of the joint ventures. As of March 31, 2016, the Company’s share of those commitments was $37.7 million.
Consolidated Real Estate Debt Investments—The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding based on the achievement of certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. As of March 31, 2016, total unfunded lending commitments was $417.4 million, of which the Company's share was $245.3 million, net of amounts attributable to noncontrolling interests.
Consolidated Real Estate Equity Investments—As of March 31, 2016, the Company, through a wholly-owned real estate equity investment entity, had a $34.0 million commitment to acquire an operating property upon completion of construction, which is being undertaken as a build-to-suit for a signed long term net lease.
In January 2016, the Company, through an investment entity, partially-owned with its Sponsored Fund, entered into a purchase agreement to acquire an office property in France and made a deposit of $0.9 million. As of March 31, 2016, total unfunded purchase commitment was $17.6 million. As general partner and general partner affiliate of the Sponsored Fund, the Company's share of the deposit and unfunded purchase commitment was approximately $0.2 million and $3.5 million, respectively.
In connection with the Company's acquisition of a light industrial portfolio and operating platform in December 2014, the Company, together with 38% third-party limited partners, may be required to fund additional amounts for future real estate acquisitions and operating costs through ColFin Industrial Partnership, as directed by the general partner of this entity, which is a controlled affiliate of the Company. As of March 31, 2016, the unfunded commitment to ColFin Industrial Partnership was $163.2 million, representing $101.9 million for the Company and $61.3 million for the limited partners.
Sponsored Fund Commitments—In December 2015, the Company, through wholly-owned subsidiaries of OP, held a closing of a global real estate credit fund (the “Global Credit Fund") with total callable capital commitments of $688.6 million, inclusive of capital commitment by certain wholly-owned subsidiaries of the OP. The Company's co-investment activities alongside the Global Credit Fund are conducted through joint ventures between the Company and the Global Credit Fund. As of March 31, 2016, the Company committed capital of $1.0 million as general partner to be funded directly into the Global Credit Fund and an additional $136.7 million as an affiliate of the general partner ("GP Affiliate"), which commitments can be satisfied by funding certain joint ventures between the Company and the Global Credit Fund. At March 31, 2016, the Company has unfunded commitments of $0.7 million as general partner and $92.8 million as GP Affiliate. In subsequent closings, the Company's cumulative capital commitments to the Global Credit Fund will be determined as the lower of $500.0 million or 20% of total capital commitments.
Lease Commitments
Office Leases—The Company leases office space under noncancellable operating leases with expiration dates through 2025. The lease agreements provide for payment of various operating expenses, with certain operating costs incurred by the landlord subject to escalation clauses. Rent expense in connection with leases of office space for the three months ended March 31, 2016 was $1.4 million, included in administrative expenses. Prior to the Combination on April 2, 2015, such administrative cost was incurred directly by the Manager.
Ground Leases—In connection with real estate acquisitions, the Company assumed certain noncancelable operating ground leases as lessee or sublessee with expiration dates through year 2996. Many ground leases require only nominal annual payments and are excluded from the table below. Certain leases require contingent rent payments based on a percentage of gross rental receipts, net of operating expenses, as defined in the lease. Rents paid under the ground leases are recoverable from tenants. For the three months ended March 31, 2016 and 2015, ground rent expense was $106,000 and $77,000, respectively, including contingent rent.
As of March 31, 2016, future minimum rental payments on noncancellable operating ground leases were as follows:

(In thousands) Year Ending December 31,	Ground Leases
Remaining 2016	$290
2017	387
2018	387
2019	387
2020	398
2021 and after	30,218
Total	$32,067
Contingent Consideration
The consideration for the Combination included a contingent portion payable in shares of Class A and Class B common stock as well as OP Units, subject to multi-year performance targets. At March 31, 2016, the estimated fair value of the contingent consideration was $43.2 million, as discussed in Note 13.
Litigation
The Company may be involved in litigations and claims in the ordinary course of business. As of March 31, 2016, the Company was not involved in any material legal proceedings.

21. Segment Information
The Company conducts its business through the following reportable segments:
Real Estate Equity

•	Light industrial real estate assets and operating platform;

•
Single-family residential rentals through equity method investments in Colony Starwood Homes subsequent to the merger described below (formerly Colony American Homes, or "CAH" ) and in Colony American Finance, LLC (formerly a subsidiary of CAH);

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
On January 5, 2016, pursuant to a merger agreement in September 2015, CAH and Starwood Waypoint Residential Trust (“SWAY”) completed a merger of the two companies into Colony Starwood Homes, in a stock-for-stock transaction. Colony Starwood Homes continues to trade on the New York Stock Exchange under the ticker symbol "SFR." Upon completion of the merger, based on each company’s net asset value, existing SWAY shareholders and the former owner of the SWAY manager own approximately 41% of the shares of the combined company, while former CAH shareholders own approximately 59%. At closing, the Company received approximately 15.1 million shares of Colony Starwood Homes, representing 13.8% of the combined company. At March 31, 2016, the Company's interest in Colony Starwood Homes increased to 14.0% following a stock repurchase by Colony Starwood Homes of approximately 2 million shares in the first quarter of 2016. The Company's holdings of SFR stock are subject to lock-up for up to nine months after the closing of the merger. Immediately prior to completion of the merger, CAH effected an internal reorganization to exclude CAH’s residential specialty finance company, Colony American Finance, LLC ("CAF"), from the merger. As a result of the reorganization, the Company retained its 19.0% ownership interest in CAF. The Company accounts for its investment in Colony Starwood Homes under the equity method as it continues to have a significant influence over operating and financial policies of Colony Starwood Homes through its voting interest and board representation. The Company also continues to account for its investment in CAF under the equity method.
The following tables present the operating results of the Company’s reportable segments:

	Real Estate Equity
(In thousands)	Light Industrial Platform	Single-Family Residential Rentals	Other	Real Estate Debt	Investment Management	Amounts Not Allocated to Segments	Total
Three Months Ended March 31, 2016
Income:
Interest income	$—	$—	$3	$89,347	$—	$11	$89,361
Property operating income	45,313	—	44,852	1,452	—	—	91,617
Equity in (loss) income of unconsolidated joint ventures	—	(6,637)	3,391	5,624	(349)	400	2,429
Fee income	—	—	—	—	16,609	—	16,609
Other income	486	—	14	1,428	—	1,274	3,202
Total income (loss)	45,799	(6,637)	48,260	97,851	16,260	1,685	203,218
Expenses:
Transaction, investment and servicing costs	270	—	4,558	4,280	45	2,268	11,421
Interest expense	9,418	—	10,676	10,289	—	11,488	41,871
Property operating expenses	13,969	—	14,886	1,931	—	—	30,786
Depreciation and amortization	21,348	—	19,798	139	3,745	1,112	46,142
Provision for loan losses	—	—	—	4,630	—	—	4,630
Impairment loss	—	—	—	1,759	320	—	2,079
Compensation expense	1,868	—	824	3,166	9,287	11,722	26,867
Administrative expenses	407	—	936	1,535	774	9,119	12,771
Total expenses	47,280	—	51,678	27,729	14,171	35,709	176,567
Gain on sale of real estate assets, net	781	—	49,430	908	—	—	51,119
Other (loss) gain, net	31	—	3,897	308	(38)	9,847	14,045
Income tax benefit (expense)	(65)	—	(3,733)	(295)	3,426	(117)	(784)
Net (loss) income	(734)	(6,637)	46,176	71,043	5,477	(24,294)	91,031
Net (loss) income attributable to noncontrolling interests:
Investment entities	(901)	—	31,381	27,115	—	—	57,595
Operating Company	27	(1,054)	2,348	6,973	869	(5,742)	3,421
Net (loss) income attributable to Colony Capital, Inc.	$140	$(5,583)	$12,447	$36,955	$4,608	$(18,552)	$30,015

	Real Estate Equity
(In thousands)	Light Industrial Platform	Single-Family Residential Rentals	Other	Real Estate Debt	Amounts Not Allocated to Segments	Total
Three Months Ended March 31, 2015
Income:
Interest income	$7	$—	$6	$46,124	$—	$46,137
Property operating income	36,318	—	7,475	—	—	43,793
Equity in (loss) income of unconsolidated joint ventures	—	(3,912)	5,527	24,734	—	26,349
Other income	—	—	—	226	107	333
Total income (loss)	36,325	(3,912)	13,008	71,084	107	116,612
Expenses:
Management fees	—	—	—	—	14,961	14,961
Transaction, investment and servicing costs	694	—	162	839	14,748	16,443
Interest expense	7,875	—	1,807	6,700	10,211	26,593
Property operating expenses	12,760	—	1,251	—	—	14,011
Depreciation and amortization	19,620	—	2,688	—	—	22,308
Provision for loan losses	—	—	—	364	—	364
Impairment loss	450	—	—	—	—	450
Compensation expense	—	—	—	—	615	615
Administrative expenses	502	—	112	332	3,220	4,166
Total expenses	41,901	—	6,020	8,235	43,755	99,911
Other (loss) gain, net	(52)	—	—	—	216	164
Income tax benefit (expense) (1)	122	—	49	(821)	—	(650)
Net (loss) income	(5,506)	(3,912)	7,037	62,028	(43,432)	16,215
Net (loss) income attributable to noncontrolling interests—Investment entities	(1,969)	—	869	6,786	—	5,686
Net (loss) income attributable to Colony Capital, Inc.	$(3,537)	$(3,912)	$6,168	$55,242	$(43,432)	$10,529
Total assets and equity method investments of each of segment are summarized as follows:

	March 31, 2016		December 31, 2015
(In thousands)	Segment Assets	Equity Method Investments	Segment Assets	Equity Method Investments
Light industrial platform	$1,928,140	$—	$1,926,002	$—
Single-family residential rentals	387,979	387,979	394,783	394,783
Other real estate equity	2,112,701	189,692	2,094,794	195,353
Real estate debt	4,627,929	216,548	4,734,547	214,218
Investment management	790,849	9,911	798,213	9,794
Amounts not allocated to segments	81,558	10,849	90,971	10,449
Total	$9,929,156	$814,979	$10,039,310	$824,597

22. Subsequent Events
On April 4, 2016, the Company redeemed 796,194 OP Units upon receipt of redemption notice from OP unitholders, with 153,150 OP units settled for cash of approximately $2.6 million, and at the Company's election, 643,044 OP units exchanged for shares of Class A common stock on a one-for-one basis. Additionally, in connection with such redemption of OP Units, 19,144 shares of Class B common stock held by the Executive Chairman were converted into an equivalent number of shares of Class A common stock on the same date.
On May 9, 2016, the Company issued 28,525 shares of Class A common stock upon redemption of an equal number of OP Units by four different charitable organizations that had, prior to the redemption, received such OP Units as a charitable contribution from certain OP unitholders.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In this quarterly report on Form 10-Q (this “Report”), we refer to Colony Capital, Inc. as “we,” “us,” “Company,” or “our,” unless we specifically state otherwise or the context indicates otherwise. We refer to our manager, Colony Financial Manager, LLC, as the "Manager,” and the former parent company of the Manager, Colony Capital, LLC, together with its consolidated subsidiaries (other than us), as “CCLLC.”
The following discussion should be read in conjunction with our unaudited consolidated financial statements and the accompanying notes thereto, which are included in Item 1 of this Report, as well as the information contained in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2015, which is accessible on the Securities and Exchange Commission’s (the “SEC”) website at www.sec.gov.
IMPORTANT INFORMATION RELATED TO FORWARD-LOOKING STATEMENTS
Some of the statements contained in this Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend such statements to be covered by the safe harbor provisions contained therein. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.
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

Overview
We are a leading global real estate and investment management firm headquartered in Los Angeles, California with more than 300 employees. Through our global investment management business, which has operated under the Colony Capital brand for more than 25 years, we have $18.2 billion of assets under management and $7.9 billion of fee-earning equity under management as of March 31, 2016. We rely on the experience and relationships cultivated over this period to target attractive risk-adjusted returns for our investors by investing primarily in real estate and real estate-related assets. We manage capital on behalf of both Company shareholders and limited partners in private investment funds under our management where the Company may earn management fees and carried interests. Our investment portfolio is primarily composed of: (i) real estate equity; (ii) real estate and real estate-related debt; and (iii) investment management of Company-sponsored private equity funds and vehicles.
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
Prior to the Combination, CCLLC sponsored approximately $24 billion of equity across a variety of distinct funds and investment vehicles that collectively invested over $60 billion of total capital. Our acquisition of CCLLC's investment management business provided us with approximately $9 billion of third party fee-paying equity under management at the time of closing. Following the Combination, we became a self-managed REIT, led by our Executive Chairman, Mr. Barrack, and Chief Executive Officer, Richard B. Saltzman, and employ the full management and investment team of CCLLC. Pursuant to the Combination, CCLLC's management contracts for its existing real estate and non-real estate funds and investment vehicles, other than CCLLC's interests in then Colony American Homes ("CAH", renamed Colony Starwood Homes, subsequent to a merger with Starwood Waypoint Residential Trust in January 2016), were contributed to the Company. As a result of the Combination, we now have the right to conduct all future Colony-branded investment activities, including the formation of real estate and non-real estate private investment funds, and own the Colony name and related intellectual property. The consideration for the Combination was paid primarily in the form of the Company’s Class A common stock, Class B common stock and membership units in OP ("OP Units," exchangeable for cash based upon the market value of an equivalent number of shares of Class A common stock, or at the Company's election, shares of Class A common stock on a one-for-one basis).
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
Our investments are diversified across a wide spectrum of commercial real estate property types (including but not limited to, office, industrial, retail, hospitality, education, single-family and multifamily residential), and geographies, primarily within North America and Europe. These investments and our business are organized in five reportable segments as described in "—Segments" below.

Highlights
Significant developments affecting our business and results of operations for the three months ended March 31, 2016 include:

•	Closing of the merger between our equity method investee, Colony American Homes, and Starwood Waypoint Residential Trust in January 2016;

•
Amended our credit facility on March 31, 2016 which increased our borrowing capacity by $50 million to $850 million (with an accordion to $1.275 billion) and at a lower interest rate of one-month LIBOR plus 2.25% per annum (from 2.75% per annum) for a four year term with two six-month extensions;

•
Continued to expand our presence in Europe through an acquisition of a portfolio of 23 industrial properties in Spain for a purchase price of $94.4 million, financed by debt of $51.4 million. In the U.S, our light industrial portfolio acquired an additional property for a purchase price of $17.6 million;

•	Realized a gain of $49.3 million from the sale of a foreclosed property in Germany, of which OP's share of the gain after attribution to noncontrolling interests was approximately $14.2 million.

Segments
We operate our business and manage our investments in the following reportable segments:
Real Estate Equity

•	Light industrial real estate assets and associated operating platform, held through a co-investment partnership formed and managed by us acting as general partner, acquired in December 2014;

•
Single-family residential rentals through equity method investments in Colony Starwood Homes ("SFR"), subsequent to the merger of Colony American Homes ("CAH") and Starwood Waypoint Residential Trust ("SWAY") in January 2016, and in Colony American Finance, LLC (formerly a subsidiary of CAH);

•
Other real estate equity investments, which include real estate acquired in settlement of loans or from acquisition of operating properties, common equity in real estate or related companies, and certain preferred equity investments with profit participation meeting certain risk or return profiles;

Real Estate Debt

•
Originations including senior and subordinated loans, commercial mortgage backed securities and preferred equity, as well as secondary loan acquisitions including performing and non-performing commercial real estate debt; and

Investment Management

•	Investment management of Company-sponsored funds and other investment vehicles, which formed a new reportable segment following the Combination on April 2, 2015.
The five reportable segments represent distinct revenue streams to the Company, consisting of rental and property operating income, interest income and fee income, respectively. Costs which are directly attributable, or otherwise can be subjected to a reasonable and systematic allocation, have been allocated to each of the reportable segments.

Condensed Segment Balance Sheets

	Real Estate Equity
($ in thousands)	Light Industrial Platform	Single Family Residential Rentals	Other	Real Estate Debt	Investment Management	Amounts Not Allocated to Segments	Total
March 31, 2016
Assets
Cash	$25,371	$—	$66,588	$53,887	$17,968	$7,486	$171,300
Loans receivable held for investment, net	—	—	—	4,067,544	—	—	4,067,544
Real estate assets, net
Held for investment	1,762,969	—	1,473,695	19,810	—	—	3,256,474
Held for sale	4,658	—	69,113	79,645	—	—	153,416
Investments in unconsolidated joint ventures	—	387,979	289,428	216,548	9,911	10,849	914,715
Goodwill	20,000	—	—	—	660,127	—	680,127
Deferred leasing costs and intangible assets, net	77,779	—	168,426	175	81,740	—	328,120
Other assets	37,363	—	45,451	190,320	21,103	63,223	357,460
Total assets	$1,928,140	$387,979	$2,112,701	$4,627,929	$790,849	$81,558	$9,929,156
Liabilities
Debt, net	$1,139,209	$—	$1,006,105	$1,104,279	$—	$937,638	$4,187,231
Intangible liabilities, net	11,565		12,832	—	—	—	24,397
Other liabilities	42,772	—	88,039	103,296	50,977	119,034	404,118
Total liabilities	1,193,546	—	1,106,976	1,207,575	50,977	1,056,672	4,615,746
Equity
Stockholders' equity	406,922	337,459	502,240	1,782,783	643,531	(848,142)	2,824,793
Noncontrolling interests:
Investment entities	266,753	—	428,297	1,370,678	—	—	2,065,728
Operating Company	60,919	50,520	75,188	266,893	96,341	(126,972)	422,889
Total equity	734,594	387,979	1,005,725	3,420,354	739,872	(975,114)	5,313,410
Total liabilities and equity	$1,928,140	$387,979	$2,112,701	$4,627,929	$790,849	$81,558	$9,929,156
By Geography(1):
United States	100%	100%	40%	78%	59%
Europe	—%	—%	60%	19%	37%
Other	—%	—%	—%	3%	4%

	Real Estate Equity
(In thousands)	Light Industrial Platform	Single Family Residential Rentals	Other	Real Estate Debt	Investment Management	Amounts Not Allocated to Segments	Total
December 31, 2015
Assets
Cash	$12,129	$—	$61,548	$70,086	$28,499	$13,592	$185,854
Loans receivable, net
Held for investment	—	—	—	4,048,477	—	—	4,048,477
Held for sale	—	—	—	75,002	—	—	75,002
Real estate assets, net					—
Held for investment	1,765,159	—	1,347,099	19,960	—	—	3,132,218
Held for sale	6,110	—	197,860	93,917	—	—	297,887
Investments in unconsolidated joint ventures	—	394,783	295,221	214,218	9,794	10,449	924,465
Goodwill	20,000	—	—	—	658,267	—	678,267
Deferred leasing costs and intangible assets, net	81,861	—	155,808	140	87,704	—	325,513
Other assets	40,743	—	37,258	212,747	13,949	66,930	371,627
Total assets	1,926,002	394,783	2,094,794	4,734,547	798,213	90,971	10,039,310
Liabilities
Debt, net	1,092,277	—	994,160	1,143,304	—	949,062	4,178,803
Intangible liabilities, net	12,339	—	12,183	—	—	—	24,522
Other liabilities	43,717	—	71,819	126,939	45,406	131,864	419,745
Total liabilities	1,148,333	—	1,078,162	1,270,243	45,406	1,080,926	4,623,070
Equity
Stockholders' equity	$430,140	$342,938	$513,124	$1,766,719	$653,941	$(859,946)	$2,846,916
Noncontrolling interests :
Investment entities	282,500	—	425,934	1,430,491	—	—	2,138,925
Operating Company	65,029	51,845	77,574	267,094	98,866	(130,009)	430,399
Total equity	777,669	394,783	1,016,632	3,464,304	752,807	(989,955)	5,416,240
Total liabilities and equity	$1,926,002	$394,783	$2,094,794	$4,734,547	$798,213	$90,971	$10,039,310
By Geography: (1)
United States	100%	100%	42%	81%	62%
Europe	—%	—%	58%	18%	35%
Other	—%	—%	—%	1%	3%
__________

(1)
Geographic breakdown for each segment is based on the net assets of the underlying investments held by each segment, except for the investment management segment, which is based on assets under management.

Results of Operations
Our results of operations were substantially impacted by the Combination in April 2015, as discussed below, as well as our continued capital raising efforts and ongoing investment activities, with an increasing focus on investments in real estate equity in addition to real estate debt.
The following table summarizes our segment results:

Three Months Ended March 31,	Total Income		Net (Loss) Income		Net (Loss) Income Attributable to Colony Capital, Inc.
(In thousands)	2016	2015	2016	2015	2016	2015
Light Industrial Platform	$45,799	$36,325	$(734)	$(5,506)	$140	$(3,537)
Single Family Residential	(6,637)	(3,912)	(6,637)	(3,912)	(5,583)	(3,912)
Other Real Estate Equity	48,260	13,008	46,176	7,037	12,447	6,168
Real Estate Debt	97,851	71,084	71,043	62,028	36,955	55,242
Investment Management (1)	16,260	NA	5,477	NA	4,608	NA
__________

(1)	Investment management is a new segment upon consummation of the Combination on April 2, 2015.

Effects of the Combination
Effective April 2, 2015, with the closing of the Combination, our business has expanded to include investment management, which provides a new source of revenue in the form of fee income. Following the internalization of our Manager, we have replaced management fees with directly incurred costs such as compensation, overhead costs and other administrative expenses.
Additionally, as a result of the Combination in which we became the investment manager of Colony-sponsored funds, we were deemed to hold a controlling financial interest in 52 real estate investment entities that have participating interests from these funds. We previously accounted for these investment entities under the equity method, reflecting only our proportionate interests in these entities. We did not acquire any additional interests nor dispose any existing interests in these investment entities in conjunction with the Combination. Beginning April 2, 2015, we consolidated these 52 investments entities. Consequently, our results for the three months ended March 31, 2016 and 2015 are not directly comparable. For the three months ended March 31, 2016, the consolidation of these investment entities resulted in a gross-up of total income, before the effect of lower equity in income of unconsolidated joint ventures, as well as total expenses, with a corresponding increase in net income attributable to noncontrolling interests in investment entities.
Equity—Light Industrial Platform

	Three Months Ended March 31,
(In thousands)	2016	2015	Change
Income
Interest income	$—	$7	$(7)
Property operating income	45,313	36,318	8,995
Other income	486	—	486
Total income	45,799	36,325	9,474
Expenses
Transaction, investment and servicing costs	270	694	(424)
Interest expense	9,418	7,875	1,543
Property operating expenses	13,969	12,760	1,209
Depreciation and amortization	21,348	19,620	1,728
Impairment loss	—	450	(450)
Compensation expense	1,868	—	1,868
Administrative expenses	407	502	(95)
Total expenses	47,280	41,901	5,379
Gain on sale of real estate assets, net	781	—	781
Other loss, net	31	(52)	83
Income tax (expense) benefit	(65)	122	(187)
Net loss	(734)	(5,506)	4,772
Net income (loss) attributable to noncontrolling interests:
Investment entities	(901)	(1,969)	1,068
Operating Company	27	—	27
Net income (loss) attributable to Colony Capital, Inc.	$140	$(3,537)	$3,677
We acquired a portfolio of light industrial properties and operating platform in December 2014. The portfolio acquisition was completed through an indirectly owned operating partnership with third-party limited partners who own approximately 38% of the property portfolio, while we acquired 100% of the associated operating platform. The operating partnership may be required to fund additional amounts for future real estate acquisitions and operating costs, as directed by its general partner, an affiliate entity controlled by us. At March 31, 2016, total unfunded commitment of the operating partnership was $163.2 million, comprising our share of $101.9 million and $61.3 million from the limited partners.
Operating Metrics
See "—Information About Our Real Estate Portfolios" for additional information on the real estate assets held within our light industrial portfolio as of March 31, 2016.

	Number of Properties	Number of Buildings	Rentable Square Feet (in thousands)	Annualized Base Rent (in thousands) (1)	Percentage Leased
March 31, 2016	277	325	34,773	$139,757	94%
December 31, 2015	278	325	34,738	135,936	93%
March 31, 2015	261	302	30,823	115,178	90%
_________

(1)
Represents annualized fixed base rental amount using rental revenue computed on a straight-line basis in accordance with GAAP and excludes the impact of amortization of above- and below-market lease values.

For the three months ended March 31, 2016, we acquired one property with two buildings in Maryland and sold two properties with one building each in Houston and Atlanta. Between December 31, 2015 and March 31, 2016, the size and composition of our light industrial portfolio remained largely consistent with 277 properties and 34.8 million square feet.
Segment Balance Sheets
Real estate assets balance is consistent at $1.8 billion at March 31, 2016 and December 31, 2015. Real estate activity in the three months ended March 31, 2016 included acquisition of one building, including land, at $16.6 million, disposition of two buildings with aggregate carrying values of $6.9 million, and $15.3 million of depreciation on the overall portfolio during the period.
Debt levels remained at $1.1 billion between December 31, 2015 and March 31, 2016. In July 2015, the light industrial portfolio had (i) refinanced $151.1 million of short-term floating rate bridge debt with $165.8 million of longer term, fixed rate debt on assets for longer term hold; and (ii) closed on a new $100.0 million revolving credit facility to pursue additional acquisitions. In March 2016, an additional $17.1 million of floating rate acquisition debt was refinanced with a new fixed rate debt. Over time, the light industrial portfolio expects to replace more of its short-term floating rate acquisition debt with longer term, fixed rate debt.
Segment Results of Operations
Three Months Ended March 31, 2016 and 2015
For the three months ended March 31, 2016 , total income was $9.5 million higher at $45.8 million, while net loss was $4.8 million lower at $0.7 million, compared to the three months ended March 31, 2015. After allocation to noncontrolling interests, net income of $0.1 million was attributable to us for the three months ended March 31, 2016 in comparison to $3.5 million of net loss attributable to us for the three months ended March 31, 2015.
Improvements in operating results stem from growth and scalability of the portfolio. Between March 31, 2015 and March 31, 2016, the light industrial portfolio acquired 32 buildings and sold 9 buildings for a net addition of 23 building, adding approximately four million rentable square feet, with overall leased percentage increasing from 90% to 94%.
As a result, comparing the three months ended March 31, 2016 and 2015, the light industrial portfolio recorded a 24.8% increase in property operating income, consisting of rental income and tenant reimbursements, to $45.3 million, with a lower increase in total expenses by 12.8% to $47.3 million. Additionally, the three months ended March 31, 2016 included $0.8 million of gain from sale of two properties while an impairment loss of approximately $0.5 million was taken in the three months ended March 31, 2015 for selling costs on a property classified as held for sale.
With the growth of the portfolio, property operating expenses increased 9.5% to $14.0 million while depreciation of real estate assets and amortization of related intangibles increased 8.8% to $21.3 million between the three months ended March 31, 2016 and 2015. In the same period, interest expense was $1.5 million higher at $9.4 million for financing of new acquisitions. The three months ended March 31, 2016 also included $1.9 million of compensation costs that we now bear subsequent to the closing of the Combination on April 2, 2015.
For the three months ended March 31, 2016, noncontrolling interests in investment entities was attributed a higher net loss as a result of a disproportionate allocation of net income to our controlled affiliate, as general partner, in accordance with the terms of the operating partnership.
Equity—Single Family Residential Rentals

	Three Months Ended March 31,
(In thousands)	2016	2015	Change
Equity in loss of unconsolidated joint ventures	$(6,637)	$(3,912)	$(2,725)
Net loss attributable to noncontrolling interests in Operating Company	(1,054)	—	(1,054)
Net loss attributable to Colony Capital, Inc.	$(5,583)	$(3,912)	$(1,671)

Our investment in single-family residential rental homes represents a 14.0% interest in Colony Starwood Homes (formerly Colony American Homes, LLC or "CAH") and a 19.0% interest in Colony American Finance, LLC ("CAF"), reported under the equity method. Colony Starwood Homes is in the business of acquiring single family residential properties either directly or indirectly through joint venture investments, renovating and managing these properties to hold for investment and generating rental income through operating leases. CAF is a specialty finance company that lends to owners of single family homes for rent.
Significant Development in 2016
On January 5, 2016, pursuant to a merger agreement in September 2015, CAH and SWAY completed a merger of the two companies into Colony Starwood Homes, in a stock-for-stock transaction. Colony Starwood Homes continues to trade on the New York Stock Exchange under the ticker symbol "SFR." The combined internally-managed company has total assets of approximately $7.7 billion and is expected to achieve significant cost synergies.
Upon completion of the merger, based on each company’s net asset value, existing SWAY shareholders and the former owner of the SWAY manager own approximately 41% of the shares of the combined company, while former CAH shareholders own approximately 59%. At closing, we received approximately 15.1 million SFR shares, representing 13.8% of the combined company. At March 31, 2016, our interest in Colony Starwood Homes increased to 14.0% following a stock repurchase by Colony Starwood Homes of approximately 2 million shares in the first quarter of 2016. Our interest in Colony Starwood Homes is valued at approximately $389.6 million based on the closing price of its common stock on May 6, 2016. Our holdings of SFR stock are subject to lock-up for nine months after the closing of the merger.
Immediately prior to completion of the merger, CAH effected an internal reorganization to exclude its subsidiary, CAF, from the merger.
Operating Metrics

	Number of Homes	Occupancy Rate
March 31, 2016	30,000+ homes	95%
December 31, 2015	18,800+ homes	95%
Post-merger, Colony Starwood Homes owns and manages more than 30,000 homes with an overall portfolio occupancy of 95% as of March 31, 2016.
In May 2016, Colony Starwood Homes declared a dividend for the second quarter of 2016 of $0.22 per share. Based on our ownership of 15.1 million shares, we will receive $3.3 million, which represents an annualized dividend yield of 3.4% on our cost basis.
Segment Results of Operations
Three Months Ended March 31, 2016 and 2015
At March 31, 2016, our interests in Colony Starwood Homes and CAF had carrying values of $331.5 million and $56.5 million, respectively.
For the three months ended March 31, 2016 and 2015 our share of results from the single family residential rentals business was a net loss before noncontrolling interests of $6.6 million post-merger and $3.9 million pre-merger, respectively. These results include real estate depreciation and amortization expense of $6.0 million and $5.5 million for the three months ended March 31, 2016 and 2015, respectively. Additionally, the post-merger results included our share of $3.1 million of transaction and integration costs of the merger as well as $1.5 million of net loss from the legacy SWAY nonperforming loans business.

Equity—Other Real Estate Equity Investments

	Three Months Ended March 31,
(In thousands)	2016	2015	Change
Income
Interest income	$3	$6	$(3)
Property operating income	44,852	7,475	37,377
Equity in income of unconsolidated joint ventures	3,391	5,527	(2,136)
Other income	14	—	14
Total income	48,260	13,008	35,252
Expenses
Transaction, investment and servicing costs	4,558	162	4,396
Interest expense	10,676	1,807	8,869
Property operating expenses	14,886	1,251	13,635
Depreciation and amortization	19,798	2,688	17,110
Compensation expense	824	—	824
Administrative expenses	936	112	824
Total expenses	51,678	6,020	45,658
Gain on sale of real estate assets, net	49,430	—	49,430
Other gain, net	3,897	—	3,897
Income tax (expense) benefit	(3,733)	49	(3,782)
Net income	46,176	7,037	39,139
Net income attributable to noncontrolling interests:
Investment entities	31,381	869	30,512
Operating Company	2,348	—	2,348
Net income attributable to Colony Capital, Inc.	$12,447	$6,168	$6,279
Our investments in other real estate equity comprise interests in a diverse portfolio of real estate assets that includes multifamily, office, retail, hotel, industrial, educational institutions and other commercial properties. Certain of our equity interests were obtained through foreclosures or deed-in-lieu of foreclosures on collateral assets from originated or acquired debt.
Operating Metrics
See "—Information About Our Real Estate Portfolios" for the composition of properties wholly-owned or partially-owned by us that were consolidated and presented as real estate assets held for investment at March 31, 2016.
With continued expansion of our footprint in Europe along with disposition of an investment in Europe in the first quarter of 2016, 60% of net assets in the other real estate equity segment were located in Europe at March 31, 2016 compared to 58% at December 31, 2015.
Segment Balance Sheets
Between December 31, 2015 and March 31, 2016, our real estate assets and corresponding debt balances were level at $1.5 billion and $1.0 billion, respectively. During the three months ended March 31, 2016, we acquired a portfolio of 23 industrial properties in Spain for a purchase price of $94.4 million, financed with $51.4 million mortgage debt. In the same period, we sold properties with aggregate carrying values of $97.6 million. At March 31, 2016, $69.1 million of our real estate assets were held for sale, consisting primarily of properties in Italy and the United Kingdom, as well as certain properties in our hotel portfolio.
Segment Results of Operations
Three Months Ended March 31, 2016 and 2015
Net income for the three months ended March 31, 2016 and 2015 was $46.2 million and $7.0 million, and after attribution to noncontrolling interests, was $12.4 million and $6.2 million, respectively.
Comparability of the three months ended March 31, 2016 results to the three months ended March 31, 2015 is affected by (i) growth in our real estate equity portfolio through acquisition of 49 properties for approximately $0.9 billion between March 2015 and March 2016 with $0.5 billion of debt outstanding at March 31, 2016; and (ii) the consolidation of previous equity method investments, which resulted in a gross-up of income and expenses with a larger attribution to noncontrolling interests in investment entities, although this has no net effect to net income attributable to OP for the three months ended March 31, 2016.
Additionally, we sold several properties in the three months ended March 31, 2016, with one property in Germany contributing $49.3 million of the gain, of which approximately $14.2 million was attributable to OP after allocation to noncontrolling interest in the related investment entity.
Comparing the three months ended March 31, 2016 and 2015, property operating income increased by $37.4 million from $7.5 million, of which approximately $20.0 million was contributed by previous equity method investments consolidated in April 2015 and $16.8 million from new acquisitions during this period. Similarly, depreciation and amortization, property operating expenses and interest expense aggregated to $45.3 million and $5.7 million for the three months ended March 31, 2016 and 2015, respectively, with approximately $20.0 million of the increase resulting from the consolidation of previous equity method investments and $19.4 million from new acquisitions.
Net income from unconsolidated investments decreased from $5.5 million to $3.4 million due to higher net income compared to higher net losses from two equity method investments in the three months ended March 31, 2016 and 2015.
For the three months ended March 31, 2016, transaction costs of $3.7 million were incurred on the acquisition of a portfolio of 23 industrial properties in Spain.
As we expand our portfolio in Europe, we are increasingly exposed to the risk of fluctuations in foreign exchange rates. For the most part, we have hedged our foreign exchange risk related to these investments, which has limited the impact to our net income. Other gain of $3.9 million for the three months ended March 31, 2016 represents an unrealized gain of $5.2 million on a forward currency contract, offset by mark-to-market losses on interest rate caps of $1.3 million. These contracts were not designated as hedges for accounting purposes.
For the first quarter of 2016, we recorded an income tax expense of $3.7 million compared to minimal income tax benefit recorded in the same period of 2015. The income tax expense in 2016 reflects our growing real estate equity business in Europe and consisted primarily of income tax on gross revenues from operating real estate held in the United Kingdom as well as taxes related to a property in Germany that was sold in February 2016.
The three months ended March 31, 2016 also included compensation and administrative costs that we incur directly subsequent to the Combination in April 2015, of which approximately $1.8 million was allocated to the other real estate equity segment. In the first quarter of 2015, we incurred a management fee charge which was not allocated to reportable segments.

Real Estate Debt

	Three Months Ended March 31,
(In thousands)	2016	2015	Change
Income
Interest income	$89,347	$46,124	$43,223
Property operating income	1,452	—	1,452
Equity in income of unconsolidated joint ventures	5,624	24,734	(19,110)
Other income	1,428	226	1,202
Total income	97,851	71,084	26,767
Expenses
Transaction, investment and servicing costs	4,280	839	3,441
Interest expense	10,289	6,700	3,589
Property operating expenses	1,931	—	1,931
Depreciation and amortization	139	—	139
Provision for loan losses	4,630	364	4,266
Impairment loss	1,759	—	1,759
Compensation expense	3,166	—	3,166
Administrative expenses	1,535	332	1,203
Total expenses	27,729	8,235	19,494
Gain on sale of real estate assets, net	908	—	908
Other gain, net	308	—	308
Income tax expense	(295)	(821)	526
Net income	71,043	62,028	9,015
Net income attributable to noncontrolling interests:
Investment entities	27,115	6,786	20,329
Operating Company	6,973	—	6,973
Net income attributable to Colony Capital, Inc.	$36,955	$55,242	$(18,287)
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
Segment Balance Sheets
At March 31, 2016 and December 31, 2015, our loan and debt balances remained level at $4.1 billion and $1.1 billion, respectively. In the first quarter of 2016, we originated one new loan with a carrying value of $63.4 million, net of origination fees, and sold a loan acquired in December 2015 at approximately its carrying value of $75.0 million.
Our overall net investment exposure to Europe in the real estate debt segment was largely consistent between March 31, 2016 at 19% and December 31, 2015 at 18%.
Segment Results of Operations
Three Months Ended March 31, 2016 and 2015
Beginning in April 2015, the consolidation of previous equity method investments significantly increased the size of our consolidated real estate debt portfolio. In particular, this resulted in consolidation of a large volume of purchased credit-impaired ("PCI") loans held through joint venture entities.
Comparability of our results between the three months ended March 31, 2016 and 2015 is affected by consolidation of these previous equity method investments, which resulted in a gross-up of income and expenses with a larger attribution to noncontrolling interests in investment entities, although this has no net effect to net income attributable to OP for the three months ended March 31, 2016.
Net income for the three months ended March 31, 2016 and 2015 were $71.0 million and $62.0 million, respectively. Net income attributable to us for the three months ended March 31, 2016 after allocation to noncontrolling interests was $37.0 million. The three months ended March 31, 2016 included $7.0 million of net income allocated to noncontrolling interests in OP and net income at the OP level was $43.9 million, compared to $55.2 million for the three months ended March 31, 2015. Key changes in results of the real estate debt segment during this period include the following:
Our loan balance almost doubled from $2.1 billion to $4.1 billion between March 31, 2015 and March 31, 2016, resulting primarily from consolidation of previous equity method investments in April 2015 which added $1.6 billion to our loan balance, new originations and acquisitions of $1.1 billion and net of repayments of $0.8 billion. As a result, interest income increased $43.2 million in this period with $28.6 million contributed by these consolidated investments and $19.6 million from new loan originations and acquisitions, netted by loan repayments and payoffs.
Interest expense increased $3.6 million, primarily from an additional securitization completed in September 2015, which was accounted for as a secured financing.
We periodically assess the credit quality of our real estate debt portfolio and as of March 31, 2016, carried an allowance for loan losses of $39.7 million against our $4.1 billion consolidated loan balance. The majority of our allowance for loan losses, specifically $36.0 million, pertain to PCI loans from previous equity method investments consolidated in April 2015. For the three months ended March 31, 2016, provision for loan losses was $4.6 million, comprising $1.3 million on PCI loans and $3.2 million on two non-PCI loans, including a loan modified as a troubled debt restructure. As these are loans that are partially-owned by us, OP's share of the provision for loan losses for the three months ended March 31, 2016 and allowance for loan losses at March 31, 2016, net of noncontrolling interests in investment entities, were $3.4 million and $12.7 million, respectively. By comparison, our PCI loan portfolio was largely held through our joint venture investments which were accounted for under the equity method prior to April 2015. For the three months ended March 31, 2015, our share of provision for loan losses, included in net income from unconsolidated joint ventures, was approximately $1.2 million.
The consolidation of previous equity method investments contributed largely to the $19.1 million decrease in income from unconsolidated joint ventures, $1.2 million increase in other income, which are mainly expense recoveries from borrowers, and $3.4 million increase in transaction, investment and servicing costs.
Foreclosed properties held by previous equity method investments that were consolidated in April 2015 contributed $1.5 million of net loss, including impairment loss to write down held for sale properties to their fair value less disposal costs. There were no foreclosed properties held directly prior to consolidation of the equity-method investments.
Expenses for the three months ended March 31, 2016 included $4.7 million of compensation and administrative costs that were directly attributable to the real estate debt segment. Prior to the Combination, we incurred a management fee charge and only certain cost reimbursements were allocated to reportable segments.
Investment Management

(In thousands)	Three Months Ended March 31, 2016
Income
Equity in loss of unconsolidated joint ventures	$(349)
Fee income	16,609
Total income	16,260
Expenses
Transaction, investment and servicing costs	45
Depreciation and amortization	3,745
Impairment loss	320
Compensation expense	9,287
Administrative expenses	774
Total expenses	14,171
Other loss, net	(38)
Income tax benefit	3,426
Net income	5,477
Net income attributable to noncontrolling interests in Operating Company	869
Net income attributable to Colony Capital, Inc.	$4,608
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
In December 2015, we held a closing of a Company-sponsored global real estate credit fund (the “Global Credit Fund"), with total callable capital commitments of $688.6 million, inclusive of our capital commitment. Our co-investment activities alongside the Global Credit Fund are conducted through joint ventures between us and the Global Credit Fund. As of March 31, 2016, we have committed capital of $1.0 million as general partner to be funded directly into the Global Credit Fund, of which $0.3 million was funded, and an additional $136.7 million as an affiliate of the general partner ("GP Affiliate") with commitments satisfied through direct funding into the co-investment joint ventures, of which $43.9 million was funded. In subsequent closings, our cumulative capital commitments to the Global Credit Fund will be determined as the lower of $500.0 million or 20% of total capital commitments.
Operating Metrics

(In billions)	March 31, 2016	December 31, 2015
Assets under management ("AUM") (1)	$18.2	$18.8
Fee-earning equity under management ("FEEUM") (2)	$7.9	$9.3
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

(2)
FEEUM refers to the equity for which the Company provides investment management services and from which it derives management fees and/or performance allocations. At March 31, 2016, FEEUM includes approximately $0.9 billion of uncalled limited partner capital commitments that does not bear fees until such capital is called at the Company’s discretion. Additionally, $0.3 billion pertains to FEEUM of our equity-method investment in a German-based asset management platform. The Company’s calculations of FEEUM may differ from the calculations of other asset managers, and as a result, these measures may not be comparable to similar measures presented by other asset managers.

Both AUM and FEEUM decreased in the three months ended March 31, 2016. The $0.6 billion decrease in AUM can be attributed primarily to disposition of a non-fee bearing private equity investment and a decline in fair values. FEEUM decreased $1.4 billion, driven by a change in fee basis for two 2006 vintage funds that are in liquidation.
Segment Results of Operations
Three Months Ended March 31, 2016
Net income from our investment management business was $5.5 million, with our share at $4.6 million after attribution to noncontrolling interests. Fee income for the three months ended March 31, 2016 was $16.6 million with a blended base management fee rate of 1.0% per annum. We also recorded $0.3 million in net losses from our equity method investment in a third party asset manager. The carrying value of our equity method investment was $9.9 million at March 31, 2016.
Resulting from the Combination, we recognized identifiable intangible assets, which include the Colony trade name, contractual rights to earn future fee income from in-place investment management contracts and customer relationships with institutional clients of private funds with an aggregate carrying value of $81.7 million at March 31, 2016. The identifiable intangible assets, other than the trade name, are subject to amortization amounting to $3.7 million for the three months ended March 31, 2016. In the first quarter of 2016, we recognized an impairment loss of $0.3 million on the investment management contracts attributable to a change in fee basis on a liquidating fund.
Compensation and administrative costs of $10.1 million were directly attributable or allocated to the investment management segment for the three months ended March 31, 2016.
Income tax benefit of $3.4 million was recognized for the three months ended March 31, 2016 in connection with amortization of the intangible assets acquired and net operating losses related to our investment management business.
Amounts Not Allocated to Segments

	Three Months Ended March 31,
(In thousands)	2016	2015	Change
Income
Interest income	$11	$—	$11
Equity in income of unconsolidated joint ventures	400	—	400
Other income	1,274	107	1,167
Total income	1,685	107	1,578
Expenses
Management fees	—	14,961	(14,961)
Transaction, investment and servicing costs	2,268	14,748	(12,480)
Interest expense	11,488	10,211	1,277
Depreciation and amortization	1,112	—	1,112
Compensation expense	11,722	615	11,107
Administrative expenses	9,119	3,220	5,899
Total expenses	35,709	43,755	(8,046)
Other gain, net	9,847	216	9,631
Income tax expense	(117)	—	(117)
Net loss	(24,294)	(43,432)	19,138
Net loss attributable to noncontrolling interests:
Operating Company	(5,742)	—	(5,742)
Net loss attributable to Colony Capital, Inc.	$(18,552)	$(43,432)	$24,880
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
In September 2015, we committed seed capital of $15 million for a 15% interest as a founding member in a newly-formed collateralized loan obligation ("CLO") investment fund alongside an unaffiliated third party co-sponsor. As of March 31, 2016, we have funded $11.2 million of our commitment. Our investment in the CLO fund reflects our new secured corporate credit strategy and is presented as an equity method investment. As the underlying loans in the CLO are a non-real estate asset class, we have not allocated our investment in the CLO fund to our existing real estate investment segments. We may co-sponsor new CLO investment vehicles with the unaffiliated third party in the future and share in management fees as well as performance-based incentives.
Results of Operations

Three Months Ended March 31, 2016 and 2015
Equity in Income of Unconsolidated Joint Ventures—Our proportionate share of results from our co-sponsored CLO fund represents interest income and mark-to-market gains on the underlying securities in the CLO fund.
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
Management Fees—Subsequent to the Combination, we have internalized our Manager and replaced management fee expense with directly incurred costs such as compensation, overhead costs and other administrative expenses. Management fees were payable to our Manager in 2015 through April 1. Management fees for the three months ended March 31, 2015 amounted to $15.0 million and included share-based compensation expense for stock grants made to the Manager and employees prior to the Combination.
Transaction, Investment and Servicing Costs—Transaction costs of $14.7 million incurred in the first quarter of 2015 was primarily in connection with the Combination, while $2.3 million in the current quarter relates to costs absorbed by us for unconsummated deals.
Interest Expense—Corporate level interest expense increased by $1.3 million between the three months ended March 31, 2016 and 2015 due to (i) $0.7 million of higher interest expense from increased usage of our credit facility to temporarily finance our investing activities or for general corporate purposes, and (ii) $0.6 million of interest expense on notes payable financing the corporate aircraft assumed through the Combination.
Other Expenses—These include depreciation of fixed assets acquired from our Manager, as well as compensation and administrative costs that we bear directly post-Combination that have not been allocated to our reporting segments.
Other Gain, Net—The three months ended March 31, 2016 included a $9.8 million gain which represents a decrease in fair value of the contingent consideration due to senior executives of the Company in connection with the Combination. The fair value estimate of the contingent consideration is impacted by various factors, including projected performance targets and probabilities of achieving those targets, and as the contingent consideration is payable in shares of the Company, our Class A common stock price.

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

	Three Months Ended March 31,
(In thousands)	2016	2015
Net income attributable to common stockholders	$18,135	$3,557
Adjustments for FFO attributable to common interests in Operating Company and common stockholders:
Net income attributable to noncontrolling common interests in Operating Company	3,421	—
Real estate depreciation and amortization	48,411	32,145
Impairment of real estate	1,753	1,544
Gain on sales of real estate	(51,265)	(179)
Less: Adjustments attributable to noncontrolling interests in investment entities (1)	16,274	(7,404)
FFO attributable to common interests in Operating Company and common stockholders	$36,729	$29,663
__________

(1)
For the three months ended March 31, 2016, adjustments attributable to noncontrolling interests in investment entities include $18.4 million related to real estate depreciation and amortization, $1.5 million related to impairment of real estate, offset by $36.2 million related to gain on sales of real estate. For the three months ended March 31, 2015, adjustments attributable to noncontrolling interests in investment entities include $7.2 million related to real estate depreciation and amortization and $0.2 million related to impairment of real estate.

Information About Our Real Estate Portfolios
Real Estate Equity Portfolio
The following tables set forth certain information regarding investment properties wholly-owned or partially owned by us that are consolidated and presented as real estate assets, net, on the condensed consolidated balance sheet as of March 31, 2016. At March 31, 2016, no single tenant represented a significant portion of in-place leases. Certain properties are pledged as security under our secured debt, as described in Note 10 to our Consolidated Financial Statements.
Light Industrial Platform

Location/Markets	Property Type	Number of Properties	Number of Buildings	Rentable Square Feet (in thousands)	Annualized Base Rent (in thousands) (1)	Percentage Leased	Number of Leases	Lease Expiration (2)	Year Acquired
United States
Atlanta	Industrial	70	84	8,286	$32,050	95%	233	4/2016 to 4/2030	2014-2015
Austin	Industrial	3	4	236	1,472	94%	14	6/2016 to 8/2025	2014
Chicago	Industrial	34	34	3,972	16,665	94%	56	5/2016 to 12/2026	2014
Dallas	Industrial	51	58	6,142	22,065	93%	147	5/2016 to 4/2040	2014-2015
Denver	Industrial	8	8	1,128	4,501	100%	26	5/2016 to 3/2023	2014
Houston	Industrial	10	21	1,713	9,240	97%	52	4/2016 to 8/2016	2014
Kansas City	Industrial	9	9	1,664	5,741	98%	24	7/2016 to 11/2024	2014
Maryland	Industrial	3	5	431	2,223	100%	13	7/2016 to 12/2023	2015-2016
Memphis	Industrial	3	3	383	752	85%	5	2/2017 to 9/2024	2014
Minneapolis	Industrial	14	15	1,993	8,728	90%	56	5/2016 to 10/2025	2014-2015
New Jersey South / Philadelphia (3)	Industrial	29	30	3,328	13,787	94%	71	6/2016 to 4/2027	2014-2015
Orlando	Industrial	3	3	555	2,317	92%	6	9/2016 to 4/2019	2014
Phoenix	Industrial	13	18	1,701	7,400	86%	46	5/2016 to 8/2024	2014-2015
Salt Lake City	Industrial	15	16	1,269	5,199	93%	32	6/2016 to 11/2023	2014
St. Louis	Industrial	8	8	1,355	4,581	87%	18	5/2016 to 7/2024	2014
Tampa	Industrial	4	9	617	3,036	92%	32	8/2016 to 1/2024	2014
Total (4)		277	325	34,773	$139,757	94%	831

Other Real Estate Equity Held for Investment

Location	Property Type	Number of Properties	Number of Buildings	Rentable Square Feet (in thousands)	Annualized Base Rent (in thousands) (1)	Percentage Leased	Number of Leases	Lease Expiration (2)	Year Acquired (5)
Net Leased (6)
Arizona	Education	1	2	82	$1,644	100%	1	6/2027	2014
Minnesota	Office	1	2	502	9,568	100%	1	9/2020	2013
France	Office	1	3	187	2,675	100%	1	11/2027	2015
Norway	Office	1	26	1,291	17,852	100%	1	6/2030	2015
Switzerland	Education	2	20	304	14,054	100%	2	1/2035	2015
Others
Arizona	Office	1	1	440	5,572	59%	19	12/2016 to 5/2022	2013
Various U.S. states	Hotel	23	23	NA	NA	(7)	(7)	NA	2012
Italy (8)	Mixed Use	78	80	578	5,122	34%	43	5/2017 to 3/2021	2014
Spain	Industrial	37	37	2,680	12,226	97%	36	10/2016 to12/2029	2014, 2016
UK	Office	23	35	999	12,807	91%	104	6/2017 to 12/2042	2014, 2015
UK	Mixed Use	21	52	2,860	35,288	90%	244	2/2018 to 3/2040	2015
		189	281	9,923	$116,808
__________

(1)
Represents annualized fixed base rental amount in effect as of March 31, 2016 using rental revenue computed on a straight-line basis in accordance with GAAP and excludes the impact of amortization of above- and below-market lease values. Rents denominated in foreign currencies have been translated at the applicable currency exchange rate at March 31, 2016.

(2)	Excludes renewal options and tenant ground leases.
(3) Excludes one parcel of vacant land with no lease

(4)	Includes 3 properties with 3 buildings at 147,000 rentable square feet located in Phoenix, Minneapolis and Salt Lake City that were 26% leased and held for sale at March 31, 2016.

(5)	Reflects year of initial acquisition for properties held through joint ventures that were consolidated on April 2, 2015.

(6)	These are net leased properties in which the tenants are responsible for all operating expenses associated with the properties.

(7)	Hotel properties located in 9 states totaling 1,552 rooms with average occupancy of approximately 69%.

(8)
Excludes one building with approximately 218,000 square feet that is subject to development. Includes 43 properties with 392,000 square feet and 8% leased that were transferred from held for sale to held for investment in the first quarter of 2016 as it is no longer probable that these properties would be sold within a year.

Real Estate Debt Portfolio
Our real estate debt investment segment comprises originations and acquisitions of senior and subordinated loans and debt securities, including purchased credit-impaired ("PCI") loans. The following table presents the collateral diversification of our consolidated loan portfolio and our proportionate share at March 31, 2016. Carrying values of loans held for investment are presented net of allowance for loan losses.

	Total Portfolio		Company's Proportionate Share
(Amounts in thousands)	Unpaid Principal Balance	Carrying Values	Unpaid Principal Balance	Carrying Values	Weighted Average Coupon
Loans Held for Investment
Non-PCI Loans
Residential	$107,196	$106,858	$53,598	$53,429	13.9%
Multifamily	785,267	778,161	730,776	725,684	5.5%
Office	625,499	614,209	502,345	499,435	6.7%
Retail	647,080	644,961	525,364	523,790	8.1%
Hospitality	889,350	881,344	516,437	512,109	9.7%
Industrial	32,140	31,963	31,942	31,765	5.5%
Other commercial	219,559	218,106	214,457	213,074	7.7%
Land	147,968	150,205	73,984	75,103	11.3%
	3,454,059	3,425,807	2,648,903	2,634,389	7.6%
PCI Loans
Residential	49,264	29,155	17,004	11,232
Multifamily	163,627	116,396	61,491	45,184
Office	199,274	128,702	96,496	57,694
Retail	165,945	133,203	59,808	50,885
Hospitality	48,769	34,183	8,740	6,033
Industrial	102,206	77,896	35,664	28,114
Other commercial	125,774	77,030	24,349	13,804
Land	120,345	45,172	25,336	9,753
	975,204	641,737	328,888	222,699
Total loans held for investment, net	$4,429,263	$4,067,544	$2,977,791	$2,857,088

Liquidity and Capital Resources
Our current primary liquidity needs are to fund:

•	acquisitions of our target assets and related ongoing commitments;

•	our general partner commitments to our future funds and co-investment commitments to other investment vehicles;

•	our operations, including compensation, administrative and overhead costs;

•	distributions to our stockholders;

•	principal and interest payments on our borrowings, including interest obligation on our convertible debt; and

•	income tax liabilities of taxable REIT subsidiaries and of the Company subject to limitations as a REIT.
Our current primary sources of liquidity are:

•	cash on hand;

•	our credit facilities;

•	fees received from our investment management business;

•	cash flow generated from our investments, both from operations and return of capital;

•	proceeds from full or partial realization of investments;

•	investment-level financing;

•	proceeds from public or private equity and debt offerings; and

•	capital commitments from limited partners of sponsored funds.

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
Common Stock—Our board of directors declared the following dividends in 2016:

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 25, 2016	March 31, 2016	April 15, 2016	$0.40
May 5, 2016	June 30, 2016	July 15, 2016	0.40
Preferred Stock—We are required to make quarterly cash distributions on our outstanding preferred stock. Dividends are payable on or about the 15th of each January, April, July and October.

		Shares Outstanding March 31, 2016 (In thousands)	Quarterly Cash Distributions
Description	Dividend Rate Per Annum		Total (In thousands)	Per Share
Series A 8.5% Cumulative Redeemable Perpetual	8.50%	10,080	$5,355	$0.53125
Series B 7.5% Cumulative Redeemable Perpetual	7.50%	3,450	1,617	0.46875
Series C 7.125% Cumulative Redeemable Perpetual	7.125%	11,500	5,121	0.44530
		25,030	$12,093
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

Management fees comprise (a) base management fees, which are calculated as a percentage of the limited partners' net funded capital, or in certain cases, fair value of investments, and accrues from the date of the first investment of the fund through the last day of the term of the fund and payable to us generally in arrears at the end of each calendar quarter or each month depending on the type of funds; and (b) asset management fees payable to us upon closing of each investment made by our managed funds, calculated as a fixed percentage of the limited partners' net funded capital on each investment. Our management fee basis is generally a predictable and stable revenue stream.
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
Investment-Level Financing
We have various forms of investment-level financing from commercial banks on several of our loan and real estate equity investments, described as secured debt in Note 10 to the Consolidated Financial Statements.
We entered into two warehouse facilities with commercial banks in February 2014 and April 2015, which provided $150 million under each facility, to partially finance loans within our Transitional CRE lending platform. In October 2015, the April 2015 facility was increased by $100 million, resulting in a total of $400 million available under both facilities. As of May 6, 2016, a combined $220.5 million was available to be drawn under our warehouse facilities.
In July 2015, we closed on a $100 million revolving credit facility to pursue additional acquisitions under the Light Industrial Platform segment. As of May 6, 2016, $60 million was available to be drawn on this facility.
We may attempt to secure other investment-level financing in the future, if available, including term loans, securitizations, warehouse facilities, and the issuance of debt and equity securities.
We also expect to continue to invest in a number of our assets through co-investments with our Sponsored Funds, private funds or other investment vehicles managed by CCLLC or its affiliates and/or other third parties. Our ability to raise and access capital from the limited partners of these funds or investment vehicles and/or third parties, would allow us to scale our investment activities by pooling capital to access larger transactions and diversify our investment exposure.
Credit Facility
As described in Note 10 to the Consolidated Financial Statements, the JPM Credit Agreement, which was amended and restated on March 31, 2016, provides a secured revolving credit facility in the maximum principal amount of $850 million, an increase of $50 million from December 31, 2015. The maximum principal amount may be increased up to $1.275 billion, subject to customary conditions. The JPM Credit Agreement matures on March 31, 2020, with two six-month extension options.
The maximum amount available at any time is limited by a borrowing base of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of adjusted net book value or a multiple of base management fee EBITDA (as defined in the JPM Credit Agreement).
As of May 6, 2016, the borrowing base valuation was sufficient to permit borrowings of up to the entire $850 million commitment, of which $413.3 million was available to be drawn.
The JPM Credit Agreement contains covenants and restrictions requiring us to meet certain financial ratios. At March 31, 2016, we were in compliance with all of the financial covenants, as follows:

	Covenant Level	Actual Level at March 31, 2016
Financial covenant as defined in the Credit Agreement:
Consolidated Tangible Net Worth	Minimum $1,915 million	$2,549 million
Consolidated Fixed Charge Coverage Ratio	Minimum 1.50 to 1.00	2.44 to 1.00
Consolidated Interest Coverage Ratio	Minimum 3.00 to 1.00	15.87 to 1.00
Consolidated Leverage Ratio	Maximum 0.65 to 1.00	0.41 to 1.00
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
Cash and Cash Flows
The following table summarizes our cash flow activity for the periods presented:

	Three Months Ended March 31,
(In thousands)	2016	2015
Net cash provided by (used in):
Operating activities	$77,677	$57,921
Investing activities	133,389	(391,325)
Financing activities	(227,373)	255,633
Operating Activities
Cash inflows from operating activities are primarily interest received from our investments in loans, rental payments collected from tenants of our portfolio of operating real estate properties, distributions of earnings from unconsolidated joint ventures, and fee income collected from our managed funds. Cash inflows from operating activities include interest and property operating income from loans and operating properties held by consolidated joint ventures that were previously unconsolidated prior to the Combination. This is partially offset by payment of operating expenses supporting our investments, including loan servicing and property operating costs. Additionally, following the Combination, we have assumed compensation and administrative costs from our Manager in lieu of a management fee expense. The quarter over quarter increase reflects the operating activities of the consolidated investment entities, as well as continued growth in our investment portfolio. The Company believes cash flows from operations, available cash balances and the Company’s ability to generate cash through short- and long-term borrowings are sufficient to fund the Company’s operating liquidity needs.
Investing Activities
Cash outlay for investing activities comprise investments in real estate assets and loans as well as our contributions to unconsolidated joint ventures, while cash provided by investing activities include loan repayments, proceeds from sales of real estate assets and distributions of capital from unconsolidated joint ventures. Subsequent to the Combination in April 2015, we consolidate most of our joint venture investments and therefore, most of our investing activities are presented as direct investments in loans and real estate assets, rather than through joint venture investments.
Investing activities in the first quarter of 2016 generated a net cash inflow of $133.4 million compared to a net cash outflow of $391.3 million in the first quarter of 2015. For the three months ended March 31, 2016, our investing activities were primarily in our real estate equity segment with acquisitions of $119.9 million of real estate assets with sales generating proceeds of $168.7 million. For the three months ended March 31, 2015, we incurred cash outflows for loan originations, net of repayments of $31.8 million, acquired $225.7 million of real estate assets, and our contributions to unconsolidated joint ventures, net of distributions was $135.7 million.
Financing Activities
The Company’s main financing activities are cash proceeds from borrowings secured by our investments, drawdowns from our credit facility as well as issuance of preferred stock, common stock or convertible senior notes. Subsequent to the Combination in April 2015, as we consolidate most of our joint venture investments, contributions from and distributions to noncontrolling interests in investment entities, primarily our co-investment funds or to a lesser extent, unaffiliated third parties, form a larger part of our financing activities. For the three months ended March 31, 2016 and 2015, cash provided by our financing activities were sourced primarily from secured borrowings and drawdowns from our credit facility. Additionally, for the three months ended March 31, 2016, distributions of $193.5 million were made to noncontrolling interests in investment entities, of which a significant amount was related to proceeds from sale of a foreclosed property in Germany.

Contractual Obligations, Commitments and Contingencies
We have contractual obligations in the form of debt obligations, as described in Note 10 to our Consolidated Financial Statements as well as contingent consideration related to the Combination, subject to achievement of performance targets, as described in Note 20 to our Consolidated Financial Statements. We have investment commitments in connection with our investments in unconsolidated joint ventures, consolidated investments and general partner commitments to sponsored funds, as well as lease commitments, as described in Note 20 to our Consolidated Financial Statements.
Off-Balance Sheet Arrangements
In connection with financing arrangements for certain unconsolidated joint ventures, the Company provided customary non-recourse carve-out guarantees. The Company believes that the likelihood of making any payments under the guarantees is remote and no liability has been recorded as of March 31, 2016.

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

Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. There have been no material changes to our critical accounting policies or those of our unconsolidated joint ventures since the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
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
The interest rate sensitivity table below illustrates the projected impact of changes in interest rates in 1% increments on our net income for twelve months, assuming no changes in our interest-bearing assets and liabilities mix as it stood at March 31, 2016, and excludes investments accounted for under the equity method. The maximum decrease in the interest rates is assumed to be the actual applicable index at March 31, 2016, predominantly the 1-Month LIBOR. All applicable indices were less than 1% at March 31, 2016.

(Amounts in thousands) Affected Line Item in the Consolidated Statement of Operations	+2.00%	+1.00%	Maximum Decrease in Applicable Index
Interest income	$41,085	$20,542	$(9,311)
Interest expense	(38,591)	(19,456)	8,138
Net (loss) income	2,494	1,086	(1,173)
Net (loss) income attributable to noncontrolling interests in investment entities	(8,320)	(4,355)	957
Net (loss) income attributable to Operating Company	$10,814	$5,441	$(2,130)
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
Foreign Currency Risk
We have foreign currency rate exposures related to our foreign currency-denominated investments. Changes in foreign currency rates can adversely affect the fair values and earnings of our non-U.S. holdings. As of March 31, 2016, we had approximately €306.6 million, £120.8 million, CHF55.1 million and NOK 898.8 million or a total of $688.4 million, in European investments. A 1% change in these foreign currency rates would result in a $6.9 million increase or decrease in translation gain or loss on our investments in unconsolidated joint ventures, loan investments and real estate assets. We mitigate this risk by utilizing currency instruments to hedge the capital portion of our foreign currency risk. The types of hedging instruments that we employed on our European investments were forwards and costless collars (buying a protective put while writing an out-of-the-money covered call with a strike price at which the premium received is equal to the premium of the protective put purchased) which involved no initial capital outlay. The puts were structured with strike prices up to 15% lower than our cost basis in such investments, thereby limiting any foreign exchange fluctuations to up to 15% of the original capital invested in the deal. At March 31, 2016, our share of net tax-effected accumulated foreign exchange loss on the European investments was approximately $16.3 million, net of effect of hedging.

The following table summarizes the aggregate notional amount of the foreign exchange contracts in place, along with various key terms as of March 31, 2016. The maturity dates of these instruments approximate the projected dates of related cash flows for specific investments. Termination or maturity of currency hedging instruments may result in an obligation for payment to or from the counterparty to the hedging agreement. We are exposed to credit loss in the event of non-performance by counterparties for these contracts. To manage this risk, we select major international banks and financial institutions as counterparties and perform a quarterly review of the financial health and stability of our trading counterparties. Based on our review as of March 31, 2016, we do not expect any counterparty to default on its obligations.

Hedged Currency	Instrument Type	Notional Amount (in thousands)		FX Rates ($ per unit of foreign currency)	Range of Expiration Dates
EUR	FX Collar		€142,425	Min $1.09 / Max $1.53	July 2017 to January 2021
GBP	FX Collar		£134,000	Min $1.40 / Max $1.82	September 2017 to December 2020
EUR	FX Forward		€121,150	Range between $1.07 to $1.27	May 2016 to January 2019
GBP	FX Forward		£75,150	Range between $1.49 to $1.51	June 2016 to December 2018
CHF	FX Forward	CHF	55,545	Range between $1.47 to $1.50	January 2030
NOK	FX Forward	NOK	923,000	$0.12	May 2016
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
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2016.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. Legal Proceedings.
The Company may be involved in litigations and claims in the ordinary course of business. As of March 31, 2016, the Company was not involved in any material legal proceedings.

ITEM 1A. Risk Factors.
There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
On April 4, 2016, we issued 643,044 shares of our Class A common stock upon the redemption of an equal number of our OP Units, of which 526,443 OP Units were held by limited liability companies controlled by Thomas J. Barrack, Jr. and 116,601 OP Units were held by FHB Holding LLC (which is controlled by certain of our employees).
On April 4, 2016, in connection with such redemption of OP Units, we issued 19,144 shares of our Class A common stock upon conversion of an equal number of shares of our Class B common stock.
On May 9, 2016, we issued a total of 28,525 shares of our Class A common stock upon the redemption of an equal number of our OP Units, allocated among four different charitable organizations that held OP Units prior to their respective redemption requests. Such charitable organizations received such OP Units as a charitable contribution from FHB Holding LLC.
Such Class A Common Stock was issued and sold in reliance on Section 4(a)(2) of the Securities Act.

ITEM 3.	Defaults Upon Senior Securities.
None.

ITEM 4. Mine Safety Disclosures.
Not applicable.

ITEM 5. Other Information.
None.

ITEM 6.	Exhibits.

Exhibit Number	Description

10.1
Amended and Restated Credit Agreement, dated as of March 31, 2016, among Colony Capital Operating Company, LLC, the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 5, 2016)

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
101**
Financial statements from the Quarterly Report on Form 10-Q of Colony Capital, Inc. for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Comprehensive Income, (4) Condensed Consolidated Statements of Equity, (5) Condensed Consolidated Statements of Cash Flows and (6) Notes to Condensed Consolidated Financial Statements.

__________

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
Dated: May 10, 2016

COLONY CAPITAL, INC.

By:	/s/ Richard B. Saltzman
Richard B. Saltzman
Chief Executive Officer and President

By:	/s/ Darren J. Tangen
Darren J. Tangen
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)