Form 10-Q
period 2016-06-30
Colony Capital, Inc.
filed 2016-08-09
CIK 1467076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 5, 2016, 113,263,729 shares of the Registrant's Class A common stock and 527,131 shares of Class B common stock were outstanding.

1

COLONY CAPITAL, INC.

PART I—FINANCIAL INFORMATION
ITEM 1.    Financial Statements.
COLONY CAPITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Cash	$227,204	$185,854
Loans receivable, net
Held for investment	3,822,195	4,048,477
Held for sale	—	75,002
Real estate assets, net
Held for investment	3,258,050	3,132,218
Held for sale	219,955	297,887
Equity method investments	821,060	824,597
Other investments (including $23,419 and $0 at fair value)	123,155	99,868
Goodwill	680,127	678,267
Deferred leasing costs and intangible assets, net (including $9,932 and $9,872 held for sale intangible assets, net)	321,424	325,513
Due from affiliates	6,694	11,713
Other assets (including $5,079 and $3,704 held for sale)	403,295	359,914
Total assets	$9,883,159	$10,039,310
LIABILITIES AND EQUITY
Liabilities:
Accrued and other liabilities (including $8,381 and $9,101 related to real estate held for sale)	$299,996	$325,589
Due to affiliates—contingent consideration	43,900	52,990
Dividends and distributions payable	65,979	65,688
Debt, net (including $24,889 and $8,769 related to real estate held for sale)	3,601,169	3,587,724
Convertible senior notes, net	591,942	591,079
Total liabilities	4,602,986	4,623,070
Commitments and contingencies (Note 21)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share; $625,750 liquidation preference; 50,000 shares authorized; 25,030 shares issued and outstanding	250	250
Common stock, $0.01 par value per share
Class A, 449,000 shares authorized; 113,264 and 111,694 shares issued and outstanding	1,133	1,118
Class B, 1,000 shares authorized; 527 and 546 shares issued and outstanding	5	5
Additional paid-in capital	3,015,436	2,995,243
Distributions in excess of earnings	(160,947)	(131,278)
Accumulated other comprehensive loss	(21,884)	(18,422)
Total stockholders’ equity	2,833,993	2,846,916
Noncontrolling interests in investment entities	2,040,195	2,138,925
Noncontrolling interests in Operating Company	405,985	430,399
Total equity	5,280,173	5,416,240
Total liabilities and equity	$9,883,159	$10,039,310
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

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Cash	$1,751	$2,453
Loans receivable, net	1,062,795	1,193,859
Real estate assets, net	8,942	9,016
Other assets	81,100	94,796
Total assets	$1,154,588	$1,300,124
Liabilities
Debt, net	$683,430	$806,728
Accrued and other liabilities	64,653	80,619
Total liabilities	$748,083	$887,347
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLONY CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Income
Interest income	$103,860	$101,270	$193,221	$147,407
Property operating income	95,348	83,230	186,965	127,023
Income from equity method investments	53,113	10,956	55,542	37,305
Fee income (including $15,505, $21,559, $32,114 and $21,559 from affiliates, respectively)	15,505	21,928	32,114	21,998
Other income (including $806, $1,934, $2,061 and $1,997 from affiliates, respectively)	2,815	3,520	6,017	3,783
Total income	270,641	220,904	473,859	337,516
Expenses
Management fees (including $0, $0, $0 and $5,897 of share-based payments, respectively)	—	101	—	15,062
Investment and servicing expenses (including $0, $0, $0 and $366 reimbursed to affiliates, respectively)	5,402	6,326	12,333	8,579
Transaction costs	7,958	3,708	12,448	17,898
Interest expense	42,568	30,924	84,439	57,517
Property operating expenses	29,780	35,905	60,566	49,916
Depreciation and amortization	39,541	36,645	85,683	58,953
Provision for loan losses	6,213	4,078	10,843	4,442
Impairment loss	2,441	—	4,520	450
Compensation expense (including $0, $0, $0 and $450 reimbursed to affiliates, respectively)	24,240	28,644	51,107	29,259
Administrative expenses (including $0, $0, $0 and $1,922 reimbursed to affiliates, respectively)	13,098	11,411	25,869	15,577
Total expenses	171,241	157,742	347,808	257,653
Gain on sale of real estate assets, net	5,844	740	56,963	740
Gain on remeasurement of consolidated investment entities, net	—	41,486	—	41,486
Other (loss) gain, net	(348)	(1,955)	13,697	(1,791)
Income before income taxes	104,896	103,433	196,711	120,298
Income tax expense	(1,760)	(349)	(2,544)	(999)
Net income	103,136	103,084	194,167	119,299
Net income attributable to noncontrolling interests:
Investment entities	40,169	34,630	97,764	40,316
Operating Company	7,918	9,138	11,339	9,138
Net income attributable to Colony Capital, Inc.	55,049	59,316	85,064	69,845
Preferred dividends	12,093	11,410	23,973	18,382
Net income attributable to common stockholders	$42,956	$47,906	$61,091	$51,463
Earnings per common share:
Basic	$0.38	$0.43	$0.54	$0.46
Diluted	$0.36	$0.40	$0.53	$0.46
Weighted average number of common shares outstanding:
Basic	112,306	111,394	111,985	110,410
Diluted	137,255	136,434	128,370	110,410
Dividends declared per common share	$0.40	$0.37	$0.80	$0.74
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLONY CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$103,136	$103,084	$194,167	$119,299
Other comprehensive income (loss), net of tax:
Equity in other comprehensive income (loss) of unconsolidated joint ventures, net	95	—	106	(451)
Net change in fair value of cash flow hedges	(69)	(74)	(113)	(344)
Foreign currency translation adjustments:
Foreign currency translation (loss) gain	(47,502)	101,964	(17,934)	50,633
Change in fair value of net investment hedges	24,759	(57,355)	7,043	(26,772)
Net foreign currency translation adjustments	(22,743)	44,609	(10,891)	23,861
Other comprehensive (loss) income	(22,717)	44,535	(10,898)	23,066
Comprehensive income	80,419	147,619	183,269	142,365
Comprehensive income attributable to noncontrolling interests:
Investment entities	23,735	56,621	90,952	58,717
Operating Company	6,940	12,748	10,715	12,748
Comprehensive income attributable to stockholders	$49,744	$78,250	$81,602	$70,900
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLONY CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at December 31, 2014	$135	$1,096	$2,512,743	$(68,003)	$(28,491)	$2,417,480	$518,313	$—	$2,935,793
Net income	—	—	—	69,845	—	69,845	40,316	9,138	119,299
Other comprehensive income	—	—	—	—	1,055	1,055	18,401	3,610	23,066
Issuance of 7.125% Series C Cumulative Redeemable Perpetual Preferred Stock	115	—	287,385	—	—	287,500	—	—	287,500
Issuance of Class A common stock	—	14	37,375	—	—	37,389	—	—	37,389
Issuance of Class B common stock	—	6	14,765	—	—	14,771	—	—	14,771
Issuance of units in Operating Company	—	—	—	—	—	—	—	568,794	568,794
Offering Costs	—	—	(9,404)	—	—	(9,404)	—	—	(9,404)
Share-based compensation	—	7	8,728	—	—	8,735	—	—	8,735
Consolidation of investment entities	—	—	—	—	—	—	1,700,114	—	1,700,114
Contributions from noncontrolling interests	—	—	—	—	—	—	190,563	—	190,563
Distributions to noncontrolling interests	—	—	—	—	—	—	(140,899)	(8,047)	(148,946)
Preferred stock dividends	—	—	—	(19,179)	—	(19,179)	—	—	(19,179)
Common stock dividends declared ($0.74 per share)	—	—	—	(82,334)	—	(82,334)	—	—	(82,334)
Reallocation of equity of Operating Company	—	—	139,586	—	—	139,586	—	(139,586)	—
Balance at June 30, 2015	$250	$1,123	$2,991,178	$(99,671)	$(27,436)	$2,865,444	$2,326,808	$433,909	$5,626,161

Balance at December 31, 2015	$250	$1,123	$2,995,243	$(131,278)	$(18,422)	$2,846,916	$2,138,925	$430,399	$5,416,240
Net income	—	—	—	85,064	—	85,064	97,764	11,339	194,167
Other comprehensive loss	—	—	—	—	(3,462)	(3,462)	(6,812)	(624)	(10,898)
Repurchase of preferred stock	(10)	—	(19,988)	—	—	(19,998)	—	—	(19,998)
Reissuance of preferred stock to an equity method investee	10	—	19,988	—	—	19,998	—	—	19,998
Redemption of units in Operating Company for cash and Class A common stock	—	7	13,469	—	—	13,476	—	(16,033)	(2,557)
Share-based compensation	—	10	6,832	—	—	6,842	—	—	6,842
Shares canceled for tax withholding on vested stock awards	—	(2)	(2,860)	—	—	(2,862)	—	—	(2,862)
Contributions from noncontrolling interests	—	—	—	—	—	—	93,260	—	93,260
Distributions to noncontrolling interests	—	—	—	—	—	—	(278,254)	(17,069)	(295,323)
Acquisition of noncontrolling interests	—	—	725	—	—	725	(4,688)	—	(3,963)
Preferred stock dividends	—	—	—	(23,973)	—	(23,973)	—	—	(23,973)
Common stock dividends declared ($0.80 per share)	—	—	—	(90,760)	—	(90,760)	—	—	(90,760)
Reallocation of equity of Operating Company	—	—	2,027	—	—	2,027	—	(2,027)	—
Balance at June 30, 2016	$250	$1,138	$3,015,436	$(160,947)	$(21,884)	$2,833,993	$2,040,195	$405,985	$5,280,173
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLONY CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities
Net income	$194,167	$119,299
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discount and net origination fees on purchased and originated loans	(9,186)	(13,617)
Accretion in excess of cash receipts on purchased credit impaired loan	(8,515)	—
Paid-in-kind interest added to loan principal	(24,807)	(14,141)
Straight-line rents	(7,185)	(5,928)
Amortization of above- and below-market lease values, net	1,315	2,011
Amortization of deferred financing costs	12,403	8,546
Equity in income of unconsolidated joint ventures	(55,542)	(37,305)
Distributions of income from unconsolidated joint ventures	36,432	37,137
Provision for loan losses	10,843	4,442
Impairment of real estate and intangible assets	4,520	450
Depreciation and amortization	85,683	58,953
Share-based compensation	6,842	8,735
Net gain on remeasurement of net assets of consolidated investment entities	—	(41,486)
Change in fair value of contingent consideration	(9,090)	1,140
Gain on sales of real estate assets, net	(56,963)	(740)
Changes in operating assets and liabilities:
Decrease in due from affiliates	2,756	1,455
Decrease (increase) in other assets	11,577	(14,750)
(Decrease) increase in accrued and other liabilities	(750)	26,770
Decrease in due to affiliates	—	(12,236)
Other adjustments, net	(4,378)	(739)
Net cash provided by operating activities	190,122	127,996
Cash Flows from Investing Activities
Contributions to equity method and cost method investments	(32,532)	(301,222)
Distributions of capital from equity method and cost method investments	36,084	109,293
Net disbursements on originated loans	(154,096)	(474,562)
Repayments of loans receivable	198,268	199,535
Proceeds from sales of loans receivable	75,000	—
Cash receipts in excess of accretion on purchased credit impaired loans	56,470	116,867
Disbursements on acquisition of real estate assets, related intangibles and leasing commissions	(228,932)	(720,944)
Proceeds from sales of real estate assets	224,977	40,070
Investment in debt securities	(23,324)	—
Acquisition of investment management business, net of cash acquired (Note 3)	—	(55,885)
Change in restricted cash	7,963	—
Other investing activities, net	(4,910)	5,076
Net cash provided by (used in) investing activities	$154,968	$(1,081,772)

COLONY CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash Flows from Financing Activities
Proceeds from issuance of preferred stock, net	$—	$277,945
Dividends paid to preferred stockholders	(24,186)	(13,944)
Dividends paid to common stockholders	(90,140)	(81,363)
Line of credit borrowings	325,000	739,400
Line of credit repayments	(211,500)	(408,000)
Proceeds from secured financing	331,778	530,428
Secured financing repayments	(425,050)	(151,749)
Release of escrow deposits for financing	6,968	—
Payment of deferred financing costs	(14,017)	(6,260)
Contributions from noncontrolling interests	93,260	190,563
Distributions to noncontrolling interests	(289,089)	(140,899)
Repurchase of preferred stock	(19,998)	—
Reissuance of preferred stock to an equity method investee	19,998	—
Redemption of units in Operating Company	(2,557)	—
Acquisition of noncontrolling interests	(3,963)	—
Other financing activities, net	—	(4,968)
Net cash (used in) provided by financing activities	(303,496)	931,153
Cash held by investment entities consolidated (Note 7)	—	75,412
Effect of exchange rates on cash	(244)	1,264
Net increase in cash	41,350	54,053
Cash, beginning of period	185,854	141,936
Cash, end of period	$227,204	$195,989

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$72,040	$45,451
Cash paid for income taxes	$3,271	$1,455
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends payable	$65,979	$61,791
Loan payoff proceeds held in escrow	$46,817	$—
Net settlement of redemption and investment in equity method investee	$117,241	$—
Proceeds from redemption of preferred equity interest in an investee included in other receivable	$19,500	$—
Foreclosures on collateral assets from originated or acquired debt	$113,632	$3,217
Accrued and other liabilities assumed in connection with acquisitions, net of cash assumed	$—	$407
Payment on settlement of derivative instruments in accrued liabilities	$—	$7,386
Deferred tax liability assumed in a real estate acquisition	$—	$23,977
Settlement of debt through issuance of units in Operating Company	$—	$10,000
Issuance of common stock for acquisition of investment management business	$—	$52,160
Issuance of units in Operating Company for acquisition of investment management business	$—	$558,794
Net assets of investment entities consolidated, net of cash assumed (Note 7)	$—	$2,637,278
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLONY CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

1. Organization
Colony Capital, Inc. (the “Company”) is a leading global real estate and investment management firm that targets attractive risk-adjusted returns for its investors by investing primarily in real estate and real estate-related assets. The Company manages capital on behalf of both its shareholders and limited partners in private investment funds under its management where the Company may earn management fees and carried interests. The Company's portfolio is composed primarily of: (i) real estate equity; (ii) real estate and real estate-related debt; and (iii) investment management of Company-sponsored private equity funds and vehicles. The Company was organized on June 23, 2009 as a Maryland corporation and has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code, for U.S. federal income tax purposes.
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
Proposed Merger
On June 2, 2016, the Company entered into a definitive Agreement and Plans of Merger (the “Merger Agreement”) with NorthStar Asset Management Group Inc. ("NSAM") and NorthStar Realty Finance Corp. (“NRF”) under which the companies will combine in an all-stock merger transaction (the "Merger") to form Colony NorthStar, Inc. ("Colony NorthStar"), which will be the publicly-traded company of the combined organizations.
Pursuant to the terms and conditions set forth in the Merger Agreement, each share of common stock of the Company and NRF issued and outstanding immediately prior to the effective time of the Merger will be canceled and converted into the right to receive common stock of Colony NorthStar based on the exchange ratios of 1.4663 shares of Colony NorthStar Class A and Class B common stock for each share of the Company's Class A and Class B common stock, respectively, and 1.0996 shares of Colony NorthStar Class A common stock for each share of NRF common stock. Each share of each series of the preferred stock of the Company and of NRF issued and outstanding immediately prior to the effective time of the Merger will be canceled and converted into the right to receive one share of a corresponding series of Colony NorthStar preferred stock. Concurrently, OP will issue additional partnership units to equal the number of operating partnership units outstanding on the day prior to the closing of the Merger multiplied by the exchange ratio of 1.4663. Based upon the aforementioned exchange ratios, the Company's stockholders will own approximately 33.25%, NSAM stockholders will own approximately 32.85% and NRF stockholders will own approximately 33.90% of Colony NorthStar, on a fully diluted basis, excluding the effect of certain equity based awards to be issued in connection with the Merger.
The Merger is anticipated to close in January 2017, subject to customary closing conditions, including regulatory approvals, and approval by the stockholders of the Company, NSAM and NRF.

2. Significant Accounting Policies
The significant accounting policies of the Company are described below. The accounting policies of the Company's unconsolidated joint ventures are substantially similar to those of the Company.
Basis of Presentation
The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. However, the results of operations for the interim period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or any other future period. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as amended.
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
Investment in Debt Securities
The Company designates its investment in debt securities as available-for-sale (“AFS”), which are carried at fair value with unrealized gains or losses included as a component of other comprehensive income. Upon disposition of AFS securities, the cumulative gains or losses in other comprehensive income is recognized in earnings using an average cost method.
Interest income—Interest income, including accretion of purchased premiums or amortization of purchased discounts and stated coupon interest payments, is recognized using the effective interest method over the expected lives of the securities.
For beneficial interests in debt securities that are not of high credit quality (generally credit rating below AA) or that can be contractually settled such that the Company would not recover substantially all of its recorded investment, interest income is recognized as the accretable yield over the life of the securities using the effective yield method. The accretable yield is the excess of current expected cash flows to be collected over the net investment in the security, including the yield accreted to date. The Company evaluates estimated future cash flows expected to be collected on a quarterly basis, starting with the first full quarter after acquisition, or earlier if conditions indicating impairment are present. If the cash flows expected to be collected cannot be reasonably estimated, either at acquisition or in subsequent evaluation, the Company may consider placing the securities on nonaccrual, with interest income recognized using the cost recovery method.
Impairment—The Company performs an assessment, at least quarterly, to determine whether a decline in fair value below amortized cost of AFS securities is other than temporary. Other-than-temporary impairment ("OTTI") exists when it is probable that the Company will be unable to recover the entire amortized cost basis of the security. For beneficial interests in debt securities that are not of high credit quality or that can be contractually settled such that the Company would not recover substantially all of its recorded investment, OTTI also exists when there has been an adverse change in cash flows expected to be collected from the last measurement date.
If the Company intends to sell the impaired security or more likely than not will be required to sell the impaired security before recovery of its amortized cost, the entire impairment amount is recognized in earnings. If the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost, the Company further evaluates the security for impairment due to credit losses. In determining whether a credit loss exists, an assessment is made of the cash flows expected to be collected from the security. The credit component of OTTI is recognized in earnings, while the remaining non-credit component is recognized in other comprehensive income. The amortized cost basis of the security is written down by the amount of impairment recognized in earnings and will not be adjusted for subsequent recoveries in fair value. The difference between the new amortized cost basis and the cash flows expected to be collected will be accreted as interest income.
In assessing OTTI and estimating future expected cash flows, factors considered include, but not limited to, credit rating of the security, financial condition of the issuer, defaults for similar securities, performance and value of assets underlying an asset-backed security.
Reclassification
Certain amounts on the condensed consolidated balance sheets have been reclassified to conform to current period presentation.
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
Financial Instruments—In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which affects accounting for investments in equity securities and financial liabilities under fair value option as well as presentation and disclosures, but does not affect accounting for investments in debt securities and loans. Investments in equity securities, other than equity method investments, will be measured at fair value through earnings, except for equity securities without readily determinable fair values which may be measured at cost less impairment and adjusted for observable price changes. This provision eliminates cost method accounting and recognition of unrealized holding gains (losses) on equity investments in other comprehensive income. For financial liabilities under fair value option, changes in fair value due to instrument specific credit risk will be recorded separately in other comprehensive income. Fair value disclosures of financial instruments measured at amortized cost will be based on exit price and corresponding disclosures of valuation methodology and significant inputs will no longer be required. ASU No. 2016-01 is effective for fiscal years and interim periods beginning after December 15, 2017. Early adoption is limited to specific provisions. ASU 2016-01 is to be applied retrospectively with cumulative effect as of the beginning of the first reporting period adopted recognized in retained earnings, except for amendments related to equity investments without readily determinable fair values and exit price fair value disclosures for financial instruments measured at amortized cost, which are to be applied prospectively. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements.

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
Credit Losses—In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses, which amends the credit impairment model for financial instruments. The existing incurred loss model will be replaced with a lifetime current expected credit loss ("CECL") model for financial instruments carried at amortized cost and off-balance sheet credit exposures, such as loans, loan commitments, held-to-maturity ("HTM") debt securities, financial guarantees, net investment in leases, reinsurance and trade receivables, which will generally result in earlier recognition of allowance for losses. For AFS debt securities, unrealized credit losses will be recognized as allowances rather than reductions in amortized cost basis and elimination of the OTTI concept will result in more frequent estimation of credit losses. The accounting model for purchased credit impaired loans and debt securities will be simplified, including elimination of some of the asymmetrical treatment between credit losses and credit recoveries, to be consistent with the CECL model for originated and purchased non-credit impaired assets. The existing model for beneficial interests that are not of high credit quality will be amended to conform to the new impairment models for HTM and AFS debt securities. Expanded disclosures on credit risk include credit quality indicators by vintage for financing receivables and net investment in leases. Transition will generally be on a modified retrospective basis, with prospective application for other-than-temporarily impaired debt securities and purchased credit impaired assets. ASU No. 2016-13 is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted for annual and interim periods beginning after December 15, 2018. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.

3. Combination with Colony Capital
On April 2, 2015, pursuant to agreements dated December 23, 2014, OP completed its acquisition of the CCLLC trademark name and substantially all of its real estate investment management business and operations, excluding those conducted exclusively in connection with Colony American Homes, Inc. (now Colony Starwood Homes—see Note 22). The

Combination was subject to approval of two-thirds of the Company’s non-affiliated shareholders, which was received at a special meeting of shareholders held on March 31, 2015.
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
Mr. Thomas J. Barrack, Jr., Executive Chairman, and Mr. Richard B. Saltzman, Chief Executive Officer and President, have entered into five-year employment agreements and related lock-up arrangements with the Company, which, subject to certain exceptions, will generally restrict them from transferring their respective interests in OP Units and/or shares received in connection with the Combination over the same period as their respective employment agreement terms, which restriction would be ratably reduced over such period. Messrs. Barrack and Saltzman also have entered into non-competition arrangements with the Company, each of which will provide for clawback as to a material portion of consideration in the event such individuals violate the non-compete restrictions during the same period as their respective lock-ups. The employment agreements, and related lock-ups and non-competition arrangements became effective at the closing of the Combination.
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

(2)	Estimated fair value of contingent consideration is subject to remeasurement each reporting period, as discussed in Note 14.
See Note 9 for discussions related to identifiable intangible assets and goodwill, and Note 14 for fair value measurement of contingent consideration.
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

(In thousands, except per share data)	Six Months Ended June 30, 2015
Pro forma:
Total income	$368,615
Net income attributable to Colony Capital, Inc.	85,452
Net income attributable to common stockholders	67,070
Earnings per common share:
Basic	$0.60
Diluted	$0.59

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
All of the underlying assets, liabilities, equity, revenues and expenses of the securitization vehicles are consolidated within the Company's consolidated financial statements. The Company’s exposure to the obligations of the securitization vehicles is generally limited to its investment in these entities, which was $406.5 million and $412.8 million at June 30, 2016 and December 31, 2015, respectively. The Company is not obligated to provide any financial support to these securitization vehicles and did not do so in the periods reported.
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
Sponsored Funds
The Company sponsors funds and other similar investment vehicles as general partner ("Sponsored Funds"), for the purpose of providing investment management services in exchange for management fees and performance-based fees. Sponsored Funds are established as limited partnerships or equivalent structures. The limited partners of Sponsored Funds do not have either substantive liquidation rights, or substantive kick-out rights without cause, or substantive participating rights, that could be exercised by a simple majority of limited partners or by a single limited partner. The absence of such rights, which represent voting rights in a limited partnership, results in the Sponsored Fund being considered a VIE. The Company invests alongside its Sponsored Funds through joint ventures between the Company and the Sponsored Funds. These co-investment joint ventures are consolidated by the Company. As general partner, the Company has capital commitments directly to the Sponsored Funds and as an affiliate of the general partner, capital commitments satisfied directly through the co-investment joint ventures. The nature of the Company's involvement with the Sponsored Funds comprise fee arrangements and equity interests. The fee arrangements are commensurate with the level of management services provided by the Company, and contain terms and conditions that are customary to similar at-market fee arrangements. The Company's equity interests in the Sponsored Funds absorb insignificant variability. As the Company acts in the capacity of an agent of the Sponsored Funds, the Company is not the primary beneficiary and does not consolidate the Sponsored Funds. The Company accounts for its equity interest in the Sponsored Funds under the equity method. At June 30, 2016 and December 31, 2015, the Company had one Sponsored Fund and its equity method investment balance in the Sponsored Fund was approximately $0.3 million.

5. Loans Receivable
Loans Held For Investment
The following table provides a summary of the Company’s loans held for investment.

	June 30, 2016				December 31, 2015
(Amounts in thousands)	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon	Weighted Average Maturity in Years	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon	Weighted Average Maturity in Years
Non-PCI Loans
Fixed rate
Mortgage loans	$911,135	$903,528	9.3%	3.6	$882,935	$880,519	9.3%	3.9
Securitized mortgage loans	122,952	125,492	6.4%	16.1	135,519	138,366	6.4%	16.9
Mezzanine loans	349,800	350,391	12.4%	3.0	338,856	340,260	12.3%	3.5
	1,383,887	1,379,411			1,357,310	1,359,145
Variable rate
Mortgage loans	659,961	647,218	7.2%	1.4	643,013	627,374	7.2%	1.7
Securitized mortgage loans	934,353	932,810	5.7%	3.1	1,051,822	1,048,522	5.5%	3.4
Mezzanine loans	348,035	347,021	11.0%	1.1	348,091	347,267	10.8%	0.7
	1,942,349	1,927,049			2,042,926	2,023,163
	3,326,236	3,306,460			3,400,236	3,382,308
PCI Loans
Mortgage loans	803,360	553,154			1,008,839	693,934
Securitized mortgage loans	8,761	7,404			8,871	7,422
	812,121	560,558			1,017,710	701,356
Allowance for loan losses	—	(44,823)			—	(35,187)
Loans held for investment, net	$4,138,357	$3,822,195			$4,417,946	$4,048,477
Activity in loans held for investment is summarized below:

	Six Months Ended June 30,
(In thousands)	2016	2015
Carrying value at January 1	$4,048,477	$2,131,134
Loan acquisitions and originations	144,396	575,234
Paid-in-kind interest added to loan principal	24,807	14,141
Discount and net loan fee amortization	9,186	9,309
Loan repayments	(233,785)	(199,035)
Payments received from PCI loans	(85,714)	(150,859)
Accretion on PCI loans	37,759	37,800
Transfer to real estate assets upon foreclosure	(113,632)	(3,217)
Provision for loan losses, excluding interest receivable	(10,702)	(4,071)
Consolidation of loans receivable held by investment entities (Note 7)	—	1,629,496
Effect of changes in foreign exchange rates	1,403	5,695
Carrying value at June 30	$3,822,195	$4,045,627
Loan Maturity and Aging
Carrying values of loans held for investment before allowance for loan losses, excluding PCI loans, based on remaining maturities under contractual terms at June 30, 2016, was as follows:

(In thousands)	June 30, 2016
Due in one year or less	$956,115
Due after one year through five years	1,983,177
Due after five years	367,168
$3,306,460

The following table provides an aging summary of loans held for investment at carrying values before allowance for loan losses, excluding PCI loans.

(In thousands)	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total
June 30, 2016	$3,283,136	$783	$460	$22,081	$3,306,460
December 31, 2015	3,357,454	14,628	1,509	8,717	3,382,308
Troubled Debt Restructuring ("TDR")
The following table provides a summary of loan modifications, excluding purchased credit-impaired loans, classified as TDRs, in which the Company provided the borrowers, who are experiencing financial difficulties, with various concessions in interest rates, payment terms or default waivers.

(Dollars in thousands)	Six Months Ended June 30, 2016
Loans modified in TDRs during the period:
Number of loans	1
Carrying value of loans before allowance for loan losses	$37,611
Loss incurred	$1,687
There were no loans modified in TDRs during the six months ended June 30, 2015.
At June 30, 2016 and December 31, 2015, carrying values of TDR loans before allowance for loan losses were $66.2 million and $26.7 million, respectively, and the TDR loans were not in default post-modification. There were no additional commitments to lend to borrowers whose loans have been modified in TDRs.
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
For the six months ended June 30, 2016 and 2015, no new PCI loans were acquired other than those through consolidation of the investment entities on April 2, 2015. The following table presents these PCI loans at acquisition date on April 2, 2015:

(In thousands)
Contractually required payments including interest	$1,936,499
Less: Nonaccretable difference	(850,212)
Cash flows expected to be collected	1,086,287
Less: Accretable yield	(121,130)
Fair value of loans acquired	$965,157
Changes in accretable yield of PCI loans were as follows:

	Six Months Ended June 30,
(In thousands)	2016	2015
Beginning accretable yield	$66,639	$98,523
Changes in accretable yield	19,125	(16,802)
Accretion	(37,759)	(37,800)
Consolidation of PCI loans held by investment entities (Note 7)	—	121,130
Effect of changes in foreign exchange rates	78	(5,355)
Ending accretable yield	$48,083	$159,696

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
Carrying values of loans, before allowance for loan losses, that have been placed on nonaccrual were as follows:

(In thousands)	June 30, 2016	December 31, 2015
Non-PCI loans	$22,081	$10,226
PCI loans	114,714	116,647
	$136,795	$126,873
At June 30, 2016 and December 31, 2015, there were no non-PCI loans past due 90 days or more that continued to accrue interest.
For the three and six months ended June 30, 2016, interest income of $0.4 million and $0.7 million, respectively, was recognized on a cash basis related to PCI loans with carrying values before allowance for loan losses of $36.8 million at June 30, 2016. There was no cash basis interest income recognized for the three and six months ended June 30, 2015.
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
The allowance for loan losses and related carrying values of loans held for investment were as follows:

	June 30, 2016		December 31, 2015
(In thousands)	Allowance for Loan Losses	Carrying Value	Allowance for Loan Losses	Carrying Value
Non-PCI loans	$4,537	$58,679	$472	$7,827
PCI loans	40,286	207,579	34,715	203,527
	$44,823	$266,258	$35,187	$211,354
Changes in allowance for loan losses are presented below:

	Six Months Ended June 30,
(In thousands)	2016	2015
Allowance for loan losses at January 1	$35,187	$197
Provision for loan losses	10,702	4,442
Charge-off	(1,066)	—
Allowance for loan losses at June 30	$44,823	$4,639
Loans Held For Sale
In December 2015, the Company acquired and classified a loan with carrying value of $75.0 million as held for sale. In February 2016, the loan was sold at approximately its carrying value.

6. Real Estate Assets
The Company's real estate assets, including foreclosed properties, comprise the following:

(In thousands)	June 30, 2016	December 31, 2015
Real Estate Held for Investment
Land	$646,667	$578,577
Buildings and improvements	2,750,644	2,639,861
	3,397,311	3,218,438
Less: Accumulated depreciation	(139,261)	(86,220)
	3,258,050	3,132,218
Real Estate Held for Sale
Land, buildings and improvements	219,955	297,887
Real Estate Assets, Net	$3,478,005	$3,430,105
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
Real Estate Held for Sale and Dispositions
Real estate held for sale as of June 30, 2016 and December 31, 2015 included $17.8 million and $20.3 million, respectively, that have been written down to fair value, estimated based on either broker price opinions or comparable market information, less estimated selling costs of 5% to 8% of fair value.
Real estate, including foreclosed properties, with carrying values totaling $168.0 million and $39.3 million were sold during the six months ended June 30, 2016 and 2015, resulting in gains on sale of $57.0 million and $0.7 million, respectively.
Real estate classified as held for sale or disposed in the six months ended June 30, 2016 and 2015 did not constitute discontinued operations.
Depreciation and Impairment
Depreciation expense and impairment loss recognized on real estate assets were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Depreciation	$26,848	$19,802	$54,368	$34,410
Impairment loss on real estate held for sale (1)	2,441	450	4,200	450
__________

(1)	There was no impairment on real estate held for investment in the periods presented.

Real Estate Acquisitions
The following table summarizes the Company's real estate acquisitions:

($ in thousands)				Purchase Price Allocation
Acquisition Date	Property Type and Location	Number of Properties	Purchase Price (1)	Land	Buildings and Improvements	Lease Intangible Assets	Lease Intangible Liabilities	Other Liabilities
Six Months Ended June 30, 2016 (2)
Business Combinations (3)(4)
January	Industrial—Spain	23	$94,403	$30,451	$59,399	$5,318	$(765)	$—
April	Industrial—Massachusetts, U.S. (5)	1	34,900	5,235	27,731	1,934	—	—
May	Office—France	1	18,204	13,041	4,316	997	(150)	—
Various	Light industrial—Various in U.S.	2	73,275	10,375	59,364	4,212	(676)	—
		27	$220,782	$59,102	$150,810	$12,461	$(1,591)	$—
Year Ended December 31, 2015
Asset Acquisitions (6)
January	Education—Switzerland	2	$167,911	$16,450	$130,446	$21,015	$—	$—
June	Office—Norway (7)	1	322,231	69,350	257,541	28,235	—	(32,895)
November	Office—France	1	31,000	3,936	24,096	3,661	(693)	—
Business Combinations (3)(4)								—
Various	Light industrial—Various in U.S.	34	345,463	53,257	280,380	17,724	(5,898)	—
December	Mixed use—United Kingdom (8)	24	440,999	51,169	320,078	76,016	(6,264)	—
		62	$1,307,604	$194,162	$1,012,541	$146,651	$(12,855)	$(32,895)
__________

(1)
Dollar amounts of purchase price and allocation to assets acquired and liabilities assumed are translated based on foreign exchange rates as of respective dates of acquisition, where applicable. Purchase price excludes transaction costs.

(2)
Useful life of real estate assets acquired in 2016 ranges from 26 to 38 years for buildings, 4 to 10 years for improvements, 33 years for below-market ground lease obligations and 3 to 7 years for other lease intangibles.

(3)
Acquisitions of real estate assets with existing leases where the sellers are not the lessees are classified as business combinations. Transaction costs associated with business combinations are expensed, totaling $6.0 million and $1.8 million for the six months ended June 30, 2016 and 2015, respectively.

(4)
The estimated fair values and purchase price allocation are provisional and subject to retrospective adjustments during the measurement period, not to exceed one year, based upon new information obtained about facts and circumstances that existed as of the date of acquisition.

(5)	Real estate asset classified as held for sale as of June 30, 2016.

(6)
These asset acquisitions are net lease properties in which the Company entered into sale-leaseback transactions with the sellers. Transaction costs associated with asset acquisitions are capitalized, totaling approximately $6.9 million for the six months ended June 30, 2015.

(7)
The Company acquired equity in a subsidiary of the seller, partially financed by a non-callable bond, and assumed the liabilities of the entity acquired of $2.1 million, as well as the entity's tax basis, resulting in a tax basis difference recorded as a deferred tax liability of $30.8 million upon acquisition.

(8)
For the six months ended June 30, 2016, certain measurement period adjustments were identified which impacted provisional accounting, related to below-market operating ground leases assumed in connection with the properties acquired and lease expirations. These adjustments cumulatively resulted in an increase to lease intangible assets and lease intangible liabilities of $15.4 million and $1.3 million, respectively, with a corresponding decrease to land of $21.4 million and an increase to buildings and improvements of $4.7 million. Included in the condensed consolidated statement of operations for the six months ended June 30, 2016 was a $0.4 million decrease in depreciation and amortization expense as well as immaterial adjustments to increase rent expense and to increase rental income to reflect the effects of the measurement period adjustment as of the acquisition date in December 2015.

Pro Forma Results (Unaudited)
The following table presents pro forma results of the Company as if all 2015 real estate business combinations above had been completed on January 1, 2014. The pro forma results for the six months ended June 30, 2015 have been adjusted to exclude non-recurring acquisition-related expenses of approximately $1.8 million. These pro forma results are not necessarily indicative of future operating results. Real estate business combinations for the six months ended June 30, 2016 were not material to the Company's consolidated results of operations.

(In thousands, except per share data)	Six Months Ended June 30, 2015
Pro forma:
Total income	$374,235
Net income	118,204
Net income attributable to common stockholders	51,442
Earnings per common share:
Basic	$0.46
Diluted	$0.46
Property Operating Income
The components of property operating income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Rental income	$69,832	$47,441	$137,053	$80,701
Tenant reimbursements	16,085	13,702	30,830	24,235
Hotel operating income	9,431	22,087	19,082	22,087
	$95,348	$83,230	$186,965	$127,023
Future Minimum Rents
The Company has operating leases with tenants that expire at various dates through 2042. Future contractual minimum rental payments to be received under noncancelable operating leases for real estate held for investment as of June 30, 2016 are as follows:

Year Ending December 31,	(In thousands)
Remaining 2016	$122,859
2017	227,069
2018	196,463
2019	164,054
2020	139,150
2021 and after	750,377
Total	$1,599,972
7. Equity Method Investments
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
The assets of the investment entities may only be used to settle the liabilities of these entities and there is no recourse to the general credit of the Company nor the other investors for the obligations of these investment entities. Neither the Company nor the other investors are required to provide financial or other support in excess of their capital commitments. The Company’s exposure to the investment entities is limited to its equity method investment balance as of June 30, 2016 and December 31, 2015, respectively.

Activity in the Company’s equity method investments is summarized below:

	Six Months Ended June 30,
(In thousands)	2016	2015
Balance at January 1	$824,597	$1,646,977
Contributions	149,773	203,562
Distributions	(209,125)	(146,429)
Equity in net income	55,542	37,305
Equity in other comprehensive income (loss)	105	(612)
Equity in realized loss reclassified from accumulated other comprehensive income	—	161
Equity method investment entities derecognized and consolidated	—	(957,009)
Equity method investments of newly consolidated investment entities	—	270,966
Foreign currency translation gain (loss) and other	168	(27,916)
Balance at June 30	$821,060	$1,027,005
Included in income from equity method investments for the three and six months ended June 30, 2016 was a gain of $45.0 million from redemption of the Company's preferred equity investment in an equity method investee. In June 2016, in conjunction with a refinancing transaction, the investee restructured the Company's investment by redeeming the original preferred equity and entering into a new preferred equity investment with the Company under amended terms, including a recourse guarantee and a fixed return. As a result of the restructuring, the Company relinquished its profit participation interest in the investee and deferred its ability to exercise certain rights.
Consolidation of Previous Equity Method Investments
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

Related Party Transactions of Unconsolidated Joint Ventures
Prior to the Combination, CCLLC and its affiliates incurred compensation, overhead and direct costs, as well as costs of property management on behalf of the joint ventures and AMCs, for which they were reimbursed by the joint ventures for amounts allocated. Subsequent to the Combination, the Company has assumed the activities of the Manager and has consolidated all of the AMCs and a majority of the joint ventures. Therefore, such costs and corresponding reimbursements have been eliminated upon consolidation. Total costs from such affiliates allocated to the joint ventures were $2.3 million for the three months ended March 31, 2015. The Company’s proportionate share, based upon its percentage interests in the joint ventures, was $0.8 million for the three months ended March 31, 2015.

8. Other Investments
Other investments comprise the following:

(In thousands)	June 30, 2016	December 31, 2015
Commercial mortgage-backed securities	$23,419	$—
Cost method investment	99,736	99,868
	$123,155	$99,868
Commercial Mortgage-Backed Securities ("CMBS")
These are mezzanine positions in CMBS that are not of high credit quality (credit rating below AA), acquired at a discount in the second quarter of 2016. These mezzanine positions are subordinated by first loss tranches in the securitization trusts. The CMBS investment was made alongside the Company’s Sponsored Fund through co-investment joint ventures that are consolidated by the Company.
At June 30, 2016, the CMBS, which are classified as AFS, had amortized cost of $23.4 million with $4,000 of unrealized gain recorded in accumulated other comprehensive income. Contractual maturities of the CMBS, which are longer than the maturities of the underlying loans, range from August 2047 to February 2048.
Cost Method Investment
In January 2015, OP funded its equity commitment of $50 million to an investor consortium, alongside $50 million from a passive co-investment partner, for the acquisition of common stock in the Albertsons/Safeway supermarket chain. The Company uses the cost method to account for this non-marketable equity investment as it has neither a controlling interest nor significant influence over the underlying investee. Dividends received from cost-method investments are recorded as dividend income to the extent they are not considered a return of capital, otherwise such amounts are recorded as a reduction to the cost of investment. For the three and six months ended June 30, 2016, dividends of $0.1 million was received as return of capital and applied to reduce the cost of investment. No dividends were received during the three and six months ended June 30, 2015.

9. Goodwill, Deferred Leasing Costs and Other Intangibles
The following table summarizes goodwill, deferred leasing costs, other intangible assets and intangible liabilities arising from acquisitions of operating real estate and the investment management business:

	June 30, 2016			December 31, 2015
(In thousands)	Carrying Amount (Net of Impairment)(1)	Accumulated Amortization	Net Carrying Amount	Carrying Amount (Net of Impairment)(1)	Accumulated Amortization	Net Carrying Amount
Goodwill	$680,127	NA	$680,127	$678,267	NA	$678,267
Deferred Leasing Costs and Intangible Assets
Trade name	$15,500	NA	$15,500	$15,500	NA	$15,500
In-place lease values	153,813	(41,503)	112,310	144,863	(27,780)	117,083
Above-market lease values	31,661	(12,200)	19,461	32,774	(7,708)	25,066
Below-market ground lease obligations	50,424	(291)	50,133	36,635	(39)	36,596
Deferred leasing costs	80,836	(19,497)	61,339	71,710	(12,647)	59,063
Investment management contracts	39,646	(19,586)	20,060	41,897	(13,985)	27,912
Customer relationships	46,800	(4,179)	42,621	46,800	(2,507)	44,293
Total deferred leasing costs and intangible assets	$418,680	$(97,256)	$321,424	$390,179	$(64,666)	$325,513
Intangible Liabilities
Below-market lease values	$30,353	$(7,856)	$22,497	$28,879	$(4,523)	$24,356
Above-market ground lease obligations	172	(10)	162	171	(5)	166
Total intangible liabilities	$30,525	$(7,866)	$22,659	$29,050	$(4,528)	$24,522
__________

(1)
For intangible assets and intangible liabilities recognized in connection with business combinations, purchase price allocations may be subject to adjustments during the measurement period, not to exceed one year from date of acquisition, based upon new information obtained about facts and circumstances that existed at time of acquisition. Carrying amounts at June 30, 2016 were presented net of measurement period adjustments, where applicable (see Notes 3 and 6).

Held for Sale
Lease intangible assets and intangible liabilities related to real estate assets held for sale were approximately $9.9 million and $0.7 million at June 30, 2016, and approximately $9.9 million and $35,000 at December 31, 2015, respectively.
Acquisitions of Operating Real Estate
Goodwill—Goodwill of $20.0 million arising from the acquisition of a light industrial operating platform on December 18, 2014 represents the value of the acquired operating platform, which primarily consists of its work force and business processes. The goodwill amount recognized is not expected to be deductible for income tax purposes. This goodwill is assigned and reported under the light industrial platform segment. As of June 30, 2016, no indicators of impairment to goodwill were identified.
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
Goodwill is tested for impairment at the reporting unit to which it is assigned at least on an annual basis in the fourth quarter of each year, or more frequently if events or changes in circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. The assessment of goodwill for impairment may initially be performed based on qualitative factors to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying value. If so determined, a two-step quantitative assessment is performed to determine if an impairment has occurred and to measure the impairment loss. In the first step, the fair value of the reporting unit is estimated and if less than its carrying value (including goodwill), then the goodwill is considered to be impaired. In the second step, an implied fair value of the goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit over the fair value of its net assets, as if the reporting unit was being acquired in a business combination. If the carrying value of the goodwill exceeds its implied fair value, then an impairment charge is recognized for the excess.

As of June 30, 2016, the Company performed a qualitative assessment of the value of the investment management segment and determined that goodwill was not impaired. In performing this assessment, the Company considered qualitative factors such as macroeconomic conditions, industry and market conditions, the absence of structural changes in the operations of the investment management business since its acquisition, as well as market valuation and stock performance of comparable companies. While there has been a continued decline in the Company's stock price subsequent to the Combination, the Company concluded that the qualitative factors, taken as a whole, and given the recent volatility in the Company's stock price in light of the proposed Merger transaction, further quantitative analysis would not be necessary at this time.
Identifiable Intangible Assets
As a result of the acquisition of the investment management business, the Company recognized identifiable intangible assets which include the Colony trade name as well as contractual rights to earn future fee income from in-place investment management contracts and customer relationships with institutional clients of private funds. Investment management contracts are amortized in accordance with their expected future cash flows over the remaining contractual period of the agreements ranging between three to five years. Customer relationships are amortized on a straight-line basis over the estimated life of future funds to be sponsored by the Company ranging between 11 to 14 years. The trade name is determined to have an indefinite useful life and is not subject to amortization.
For the six months ended June 30, 2016, an impairment of $0.3 million on investment management contracts was recognized in impairment loss resulting from a change in the fee base of a liquidating fund. There was no impairment recorded in the three months ended June 30, 2016 as well as the three and six months ended June 30, 2015.
Amortization
The following table summarizes the amortization of deferred leasing costs and finite-lived intangible assets and intangible liabilities:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2016	2015	2016	2015
Above-market lease values	$(1,823)	$(2,120)	$(4,589)	$(3,790)
Below-market lease values	1,594	1,138	3,533	1,779
Net decrease to rental income	$(229)	$(982)	$(1,056)	$(2,011)

Net below-market ground lease obligations
Increase to rent expense	$119	$5	$259	$10

In-place lease values	$4,629	$7,035	$15,045	$12,163
Deferred leasing costs	3,407	3,115	6,755	5,688
Investment management contracts	2,723	4,778	5,632	4,778
Customer relationships	835	836	1,671	836
Amortization expense	$11,594	$15,764	$29,103	$23,465
The following table presents the annual amortization of deferred leasing costs and finite-lived intangible assets and intangible liabilities, excluding those related to real estate held for sale, for each of the next five years and thereafter:

(In thousands)
Year Ending December 31,	Remaining 2016	2017	2018	2019	2020	2021 and after	Total
Above-market lease values	$(4,104)	$(5,787)	$(3,514)	$(1,839)	$(1,260)	$(2,732)	$(19,236)
Below-market lease values	3,544	5,644	4,111	2,232	1,477	4,772	21,780
(Decrease) increase to rental income	$(560)	$(143)	$597	$393	$217	$2,040	$2,544

Net below-market ground lease obligations
Increase to rent expense	$239	$474	$474	$474	$474	$46,469	$48,604

In-place lease values	$13,748	$20,358	$14,411	$10,853	$8,850	$37,140	$105,360
Deferred leasing costs	6,373	11,213	9,275	7,091	5,335	20,528	59,815
Investment management contracts	5,756	5,984	2,560	1,827	1,236	2,697	20,060
Customer relationships	1,671	3,343	3,343	3,343	3,343	27,578	42,621
Amortization expense	$27,548	$40,898	$29,589	$23,114	$18,764	$87,943	$227,856

10. Other Assets and Other Liabilities
Other Assets
The following table summarizes the Company's other assets:

(In thousands)	June 30, 2016	December 31, 2015
Restricted cash (1)	$138,719	$187,208
Deferred financing costs, net (2)	12,140	4,083
Interest receivable	32,770	34,074
Other receivables, including straight-line rents	106,375	43,130
Derivative assets	38,824	21,636
Prepaid expenses and other	27,139	21,320
Fixed assets, net (3)	47,328	48,463
Total (4)	$403,295	$359,914
__________

(1)
Restricted cash includes borrower escrow accounts, tenant security deposits and escrow accounts for interest, property taxes and capital expenditure reserves required under secured financing agreements.

(2)	Deferred financing costs relate to revolving credit arrangements and are shown net of accumulated amortization of $9.3 million and $6.8 million as of June 30, 2016 and December 31, 2015, respectively.

(3)
Fixed assets are shown net of accumulated depreciation of $5.7 million and $3.3 million as of June 30, 2016 and December 31, 2015, respectively. Depreciation for the three and six months ended June 30, 2016 was $1.1 million and $2.2 million, respectively. Depreciation for the three and six months ended June 30, 2015 was $1.2 million. The Company did not hold any fixed assets prior to the Combination.

(4)	At June 30, 2016 and December 31, 2015, other assets related to real estate held for sale were $5.1 million and $3.7 million.
Accrued and Other Liabilities
The following table summarizes the Company's accrued and other liabilities:

(In thousands)	June 30, 2016	December 31, 2015
Borrower and tenant reserves	$97,870	$116,800
Deferred income	28,837	41,671
Interest payable	17,369	18,071
Intangible liabilities, net	22,659	24,522
Derivative liabilities	1,348	507
Current and deferred tax liabilities	44,523	44,951
Accrued compensation	18,924	11,495
Accounts payable and other liabilities	68,466	67,572
Total (1)	$299,996	$325,589
__________

(1)
Intangible liabilities and accrued and other liabilities related to real estate assets held for sale were $0.7 million and $7.7 million at June 30, 2016, and $35,000 and $9.1 million at December 31, 2015, respectively.

11. Debt
Components of debt are summarized as follows:

(In thousands)	June 30, 2016	December 31, 2015
Line of credit	$428,500	$315,000
Secured debt	3,207,572	3,313,550
Less: Debt issuance costs, net	(34,903)	(40,826)
	$3,601,169	$3,587,724
Line of Credit
On March 31, 2016, the Company entered into an amended and restated credit agreement (the “JPM Credit Agreement”) with several lenders and JPMorgan Chase Bank, N.A. ("JPM") as administrative agent, and Bank of America, N.A. ("BofA") as syndication agent. The JPM Credit Agreement provides a secured revolving credit facility in the maximum principal amount of $850 million, an increase of $50 million from the previous credit facility. The maximum principal amount may be increased up to $1.275 billion, subject to customary conditions, including agreement of existing or substitute lenders to provide additional commitments for the increased amount.
The maximum amount available at any time is limited by a borrowing base of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of adjusted net book value or a multiple of base management fee EBITDA (as defined in the JPM Credit Agreement). As of June 30, 2016, the borrowing base valuation was sufficient to permit borrowings up to the full $850 million commitment.
The JPM Credit Agreement matures on March 31, 2020, with two 6-month extension options, each subject to a fee of 0.10% of the commitment amount upon exercise.
Advances under the JPM Credit Agreement accrue interest at a per annum rate equal to the sum of one-month LIBOR plus 2.25% or a base rate determined according to a prime rate or federal funds rate plus a margin of 1.25%. At June 30, 2016, the Company had outstanding borrowings bearing weighted average interest at 2.91% per annum. The Company also pays a commitment fee of 0.25% or 0.35% per annum of the unused amount (0.25% at June 30, 2016), depending upon the amount of facility utilization.
Some of the Company’s subsidiaries guaranty the obligations of the Company under the JPM Credit Agreement. As security for the advances under the JPM Credit Agreement, the Company and some of its affiliates pledged their equity interests in certain subsidiaries through which the Company directly or indirectly owns substantially all of its assets.
The JPM Credit Agreement contains various affirmative and negative covenants, including financial covenants that require the Company to maintain minimum tangible net worth and liquidity levels and financial ratios, as defined in the JPM Credit Agreement. At June 30, 2016, the Company was in compliance with all of the financial covenants.
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
On June 2, 2016, the Company entered into a commitment letter with JPM, BofA and the several lenders pursuant to the JPM Credit Agreement, to which the parties agreed to an amendment to the JPM Credit Agreement that establishes a new $400 million bridge loan facility. This bridge facility will be used to fund the refinancing of certain specified borrowings of NSAM, NRF and their affiliates and/or transaction expenses in connection with the consummation of transactions contemplated by the Merger Agreement. The commitments under the commitment letter will terminate automatically on the earliest of: (i) the date of termination of the Merger Agreement; (ii) the closing of the Merger without the use of the bridge facility; and (iii) March 17, 2017, the outside date under the Merger Agreement. Borrowings under the bridge facility will be made in a single drawing on the closing date of the Merger and will mature 364 days from that date. Prepayments and repayments under the bridge loans may not be reborrowed. Any undrawn commitments under the bridge facility will automatically be terminated on the closing date of the Merger. Borrowings under the bridge facility will bear interest at the prevailing rate under the existing terms of the JPM Credit Agreement but with an increase in margin by 25 basis points 90 days after the Merger closing date and every 90 days thereafter. The bridge facility will be subject to the same covenants as the existing revolving credit facility, which will be substantially the same under the amendment as in the existing JPM Credit Agreement.
Secured Debt
The following table summarizes certain information about the Company's secured debt:

(Amounts in thousands)					Outstanding Principal at
Type (1)	Collateral	Interest Rate (per annum)	Maturity Date	Payment Terms (2)	June 30, 2016	December 31, 2015
Investment level financing:
Secured financing (3)	Portfolio of first mortgage loans and subordinated loan	1-month LIBOR+3.75%	Apr-2017	P&I	$22,054	$23,123
Secured financing (3)	Portfolio of first mortgage loans and subordinated loan	1-month LIBOR+3.75%	Apr-2017	P&I	8,132	10,965
Secured financing (3)	Portfolio of first mortgage loans and subordinated loan	1-month LIBOR+4.0%	Jun-2017	P&I	3,439	5,869
Secured financing (3)	Portfolio of first mortgage loans and subordinated loan	1-month LIBOR+3.75%	Aug-2016	P&I	6,753	8,579
Secured financing (3)	Portfolio of first mortgage loans and subordinated loan	1-month LIBOR+3.25%	Sept-2016	P&I	3,688	4,351
Secured financing (3)	Portfolio of first mortgage loans and subordinated loan	1-month LIBOR+2.85%	Dec-2017	P&I	58,428	73,543
Secured financing (4)	First mortgage loan secured by residential properties	1-month LIBOR+3.75%	NA	P&I	—	10,314
Warehouse facility (5)	Eligible originated first mortgage loans	1 month LIBOR+2.50%	Feb-2017	I/O	48,198	48,198
Warehouse facility (5)	Eligible originated first mortgage loans, including any corresponding mezzanine loans	1 month LIBOR+2.50% to 2.75%	Apr-2018	I/O	131,327	114,433
First mortgage loan (6)	Hotel properties	1-month LIBOR+4.65%	Jan-2019	(6)	55,722	94,000
First mortgage loan (7)	Office property in Phoenix	1-month LIBOR+2.65%	Jul-2018	I/O	14,061	13,500
First mortgage loan	Office property in Minnesota	4.84% fixed	Jan-2024	P&I	87,474	88,000
First mortgage loan (8)	Commercial properties in United Kingdom	3-month GBP LIBOR+2.50%	Aug-2018	I/O	79,600	88,121
First mortgage loan (9)	Office properties throughout Italy	4.02% fixed	Nov-2018	(9)	82,529	79,133
First mortgage loan (10)	Warehouse properties in Spain	3-month Euribor+2.80%	Jun-2022	I/O	25,850	25,540
First mortgage loan (11)	Portfolio of light industrial properties across the U.S.	1-month LIBOR+2.25%	Dec-2019	I/O	893,298	917,469
First mortgage loan	Portfolio of light industrial properties across the U.S	3.80% fixed	Aug-2025	I/O	165,750	165,750
First mortgage loan	Portfolio of light industrial properties across the U.S.	4.04% fixed	Apr-2028	(12)	93,450	—
First mortgage loans	Two higher education campuses in Switzerland	2.72% fixed	Dec-2029	P&I	122,318	120,947
First mortgage loan (13)	Office property in United Kingdom	3-month GBP LIBOR+2.35%	Feb-2020	I/O	12,645	—
First mortgage loan	Office property in France	1.89% fixed	Nov-2022	I/O	17,436	17,050
First mortgage loan (14)	Portfolio of office, retail and other commercial properties in United Kingdom	3-month GBP LIBOR+3.28%	Nov-2018	I/O	214,001	236,911
First mortgage loan (15)	Portfolio of industrial properties in Spain	3-month Euribor+3.00%	Jan-2021	I/O	49,998	—
Bond payable	Office property in Norway and shares of borrowing entity	3.91% fixed	Jun-2025	I/O	191,360	180,960
Revolving credit facility	Portfolio of light industrial properties across the U.S	1-month LIBOR+2.25%	Jul-2016	I/O	25,000	23,730
Credit facility	Partner capital commitments	1-month LIBOR+1.60%	Sept-2016	I/O	63,421	104,400
					2,475,932	2,454,886

(Amounts in thousands)					Outstanding Principal at
Type (1)	Collateral	Interest Rate (per annum)	Maturity Date	Payment Terms (2)	June 30, 2016	December 31, 2015
Investment level financing:
CMBS Debt:
CMBS 2014-FL1 (16)	Portfolio of originated first mortgage loans	1-month LIBOR+1.78%	Apr-2031	I/O	102,777	126,248
CMBS 2014-FL2 (16)	Portfolio of originated first mortgage loans	1-month LIBOR+2.01%	Nov-2031	I/O	167,921	203,734
CMBS 2015-FL3 (16)	Portfolio of originated first mortgage loans	1-month LIBOR+2.36%	Sept-2032	I/O	295,350	340,350
CMBS MF 2014-1 (17)	Portfolio of first mortgage loans secured by multifamily properties	2.54% fixed	Apr-2050	I/O	123,515	145,349
					689,563	815,681
Notes Payable:
Promissory notes (18)	Corporate aircraft	5.02% fixed	Dec-2025	P&I	42,077	42,983
Total					$3,207,572	$3,313,550
__________

(1)	All secured debt presented in the table are non-recourse unless otherwise stated as recourse debt.

(2)
Payment terms: P&I = Periodic payment of principal and interest; I/O = Periodic payment of interest only with principal at maturity (except for principal repayments to release collateral properties disposed)

(3)
These financings in connection with loan portfolio acquisitions require monthly interest payments and principal curtailment based upon the ratio of principal outstanding to collateral cost basis. The current principal curtailment requirement ranges from 65% to 80% of all excess cash flow from the underlying loan portfolios, after payment of certain loan servicing fees and monthly interest, but may increase or decrease in the future. An interest rate cap is required to be maintained at a maximum strike rate of 2.50% on 1-month LIBOR. The financing arrangements provide for either a single or multiple 1-year extension options to the initial term.

(4)	Loan was paid off in June 2016.

(5)
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

(6)
Initial term on the loan is subject to two 1-year extensions. Payment terms are interest only through January 2017, followed by periodic principal and interest for the remaining term of the loan. An interest rate cap is required to be maintained at a maximum strike rate of 3.00% on 1-month LIBOR. Interest rate spread is presented as a weighted average across different tranches of the loan. At June 30, 2016, $16.9 million of outstanding principal balance was related to real estate held for sale.

(7)	Initial term on the loan is subject to two 1-year extensions, during which payment terms require periodic principal and interest.

(8)
The loan has two 1-year extensions on its initial term and requires an interest rate cap to be maintained at a maximum strike rate of 2.25% on 3-month GBP LIBOR. At June 30, 2016, $0.5 million of outstanding principal balance was related to a real estate held for sale

(9)
Seller provided zero-interest financing on acquired portfolio of properties with imputed interest of 4.02%, requiring principal payments of €15,750,000, €35,437,500 and €27,562,000 in November 2016, November 2017 and November 2018, respectively. A discount was established at inception and is being accreted to debt principal as interest expense.

(10)	The loan requires an interest rate cap to be maintained at a maximum strike rate of 1.50% on 3-month Euribor.

(11)
This loan was obtained in connection with the acquisition of the light industrial properties portfolio and operating platform in December 2014, has three 1-year extension options, with interest rate margin increasing to 2.50% effective December 2018, and requires an interest rate cap to be maintained at a strike rate of 3.00% on 1-month LIBOR. At June 30, 2016 and December 31, 2015, $7.5 million and $4.9 million, respectively, of outstanding principal balance were related to real estate held for sale.

(12)	Payment terms is interest only through April 2021, followed by periodic principal and interest for remaining term of the loan.

(13)	The loan requires an interest rate cap to be maintained at a maximum strike rate of 2.25% on 3-month GBP LIBOR.

(14)
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

(15)	The loan requires an interest rate cap to be maintained at a maximum strike rate of 1.50% on 3-month Euribor.

(16)
The Company, through its indirect Cayman subsidiaries—Colony Mortgage Capital Series 2014-FL1 Ltd, Colony Mortgage Capital Series 2014-FL2 Ltd and Colony Mortgage Capital Series 2015-FL3 Ltd.—securitized commercial mortgage loans originated within the Company’s Transitional CRE Lending Platform. Senior notes issued by the securitization trusts were generally sold to third parties and subordinated notes retained by the Company. These three securitizations are accounted for as secured financing with underlying mortgage loans pledged as collateral. Principal repayments from underlying collateral loans must be applied to repay the notes until fully paid off, irrespective of the contractual maturities of the notes. Underlying collateral loans have initial terms of two to three years. Interest rate spreads on these CMBS debt are presented on a weighted average basis as of the date of the respective securitizations.

(17)
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

(18)	In connection with the Combination, the Company assumed two promissory notes, with full recourse, bearing interest at a fixed weighted-average rate of 5.02%.
The financing agreements require minimum scheduled principal payments or payments that depend upon the net cash flows from the collateral assets and the ratio of principal outstanding to collateral.
The following table summarizes such future scheduled minimum principal payments, excluding CMBS debt, as of June 30, 2016.

Year Ending December 31,	(In thousands)
Remaining 2016	$222,030	(1)
2017	87,314	(1)
2018	479,313	(1)
2019	954,542
2020	21,209
2021 and after	758,533
Total	$2,522,941
__________

(1)	Amounts include a combined $4.9 million of discount on seller-provided zero-interest financing being accreted to debt principal.
CMBS debt obligations are estimated to be repaid earlier than the contractual maturity only if proceeds from the underlying loans are repaid by the borrowers. Future principal payments based on contractual maturity or otherwise based on reasonable expectations of cash flows from the underlying loans as of June 30, 2016 are as follows:

(In thousands) Year Ending December 31,	Contractual Maturity	Expectations of Cash Flows
Remaining 2016	$—	$92,981
2017	—	339,623
2018	—	221,827
2019	—	21,975
2020	—	13,157
2021 and after	689,563	—
Total	$689,563	$689,563
Convertible Senior Notes
Convertible Senior Notes issued by the Company and outstanding are as follows:

				Conversion Price (per share of common stock)		June 30, 2016		December 31, 2015
Description	Issuance Date	Due Date	Interest Rate		Redemption Date	Outstanding Principal (in thousands)	Carrying Amount (in thousands) (1)	Outstanding Principal (in thousands)	Carrying Amount (in thousands) (1)
5% Convertible Senior Notes	April 2013	April 15, 2023	5.00% fixed	$23.35	On or after April 22, 2020	$200,000	$195,349	$200,000	$195,069
3.875% Convertible Senior Notes	January and June 2014	January 15, 2021	3.875% fixed	24.56	On or after January 22, 2019	402,500	396,593	402,500	396,010
						$602,500	$591,942	$602,500	$591,079
__________

(1)	Carrying amounts include $1.5 million and $1.7 million of premium and are shown net of debt issuance costs of $12.1 million and $13.1 million at June 30, 2016 and December 31, 2015, respectively.

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

12. Derivatives and Hedging
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
Gross fair value of derivative assets and derivative liabilities are as follows:

	June 30, 2016			December 31, 2015
(In thousands)	Designated Hedges	Non-Designated Hedges	Total	Designated Hedges	Non-Designated Hedges	Total
Derivative Assets
Foreign exchange contracts	$37,874	$627	$38,501	$19,773	$426	$20,199
Interest rate contracts	—	323	323	5	1,432	1,437
Included in other assets	$37,874	$950	$38,824	$19,778	$1,858	$21,636
Derivative Liabilities
Foreign exchange contracts	$1,299	$49	$1,348	$505	$—	$505
Interest rate contracts	—	—	—	2	—	2
Included in accrued and other liabilities	$1,299	$49	$1,348	$507	$—	$507
Certain counterparties to the derivative instruments require the Company to deposit cash or other eligible collateral for derivative financial liabilities exceeding $100,000. As of June 30, 2016 and December 31, 2015, the Company had no amounts on deposit related to these agreements.
Foreign Exchange Contracts
The following table summarizes the aggregate notional amounts of designated and non-designated foreign exchange contracts in place as of June 30, 2016 along with certain key terms:

Hedged Currency	Instrument Type	Notional Amount (in thousands)				FX Rates ($ per unit of foreign currency)	Range of Expiration Dates
		Designated		Non-Designated
EUR	FX Collar		€143,800		€1,825	Min $1.09 / Max $1.53	July 2017 to January 2021
GBP	FX Collar		£130,520		£3,480	Min $1.40 / Max $1.82	September 2017 to December 2020
EUR	FX Forward		€117,444		€3,706	Range between $1.10 to $1.27	September 2016 to January 2019
GBP	FX Forward		£75,150		£—	Range between $1.33 to $1.51	July 2016 to December 2018
CHF	FX Forward	CHF	55,133	CHF	412	Range between $1.47 to $1.50	January 2030
NOK	FX Forward	NOK	898,844	NOK	24,156	$0.12	November 2016

Designated Net Investment Hedges
The Company’s foreign denominated net investments in subsidiaries or joint ventures totaled approximately €295.5 million, £122.2 million, CHF56.5 million and NOK900.1 million, or a total of $656.5 million, as of June 30, 2016, and €311.2 million, £126.4 million, CHF54.4 million and NOK895.5 million, or a total of $679.9 million, as of December 31, 2015.
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
Release of accumulated other comprehensive income related to net investment hedges occurs upon losing a controlling financial interest in an investment or obtaining control over an equity method investment. Upon sale, complete or substantially complete liquidation of an investment in a foreign subsidiary, or partial sale of an equity method investment, the gain or loss on the related net investment hedge is reclassified from accumulated other comprehensive income to earnings. For the three and six months ended June 30, 2016, following a liquidation of the underlying investments of a foreign subsidiary, realized gain of $62,000 on a net investment hedge was transferred out of accumulated other comprehensive income into other gain (loss), net. For the three and six months ended June 30, 2015, resulting from the consolidation of foreign equity method investments on April 2, 2015, net realized gains of $39.3 million on net investment hedges were transferred out of accumulated other comprehensive income into gain on remeasurement of consolidated investment entities, net.
Non-Designated Hedges
At the end of each quarter, the Company reassesses the effectiveness of its net investment hedges and as appropriate, dedesignates the portion of the derivative notional that is in excess of the beginning balance of its net investments as non-designated hedges. Any unrealized gain or loss on the dedesignated portion of net investment hedges are transferred into other gain (loss), net, which were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Unrealized gain (loss) on dedesignated net investment hedges	$375	$(494)	$52	$(279)
Interest Rate Contracts
The Company uses various interest rate derivatives, some of which are designated as cash flows hedges, to limit the exposure of increases in interest rates on various floating rate debt obligations.
As of June 30, 2016, the Company held the following designated and non-designated interest rate contracts:

	Notional Amount (in thousands)
Instrument Type	Designated	Non-Designated	Index	Strike	Expiration
Interest rate caps	$750,000	$476,750	1-Month LIBOR	3.00%	December 2016 to January 2019
Interest rate caps	$—	$68,862	1-Month LIBOR	2.50%	August 2016 to April 2017
Interest rate caps	€—	€53,751	3-Month EURIBOR	1.50%	February 2021 to June 2022
Interest rate caps	£—	£60,945	3-Month GBP LIBOR	2.25%	November 2018 to February 2020
Interest rate caps	£—	£152,732	3-Month GBP LIBOR	2.00%	December 2018

Designated Cash Flow Hedges
Unrealized gain (loss) on cash flow hedge ineffectiveness recorded in other gain (loss), net, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Unrealized gain on cash flow hedge ineffectiveness	$68	$—	$101	$—
Non-Designated Hedges
Net unrealized loss associated with non-designated interest rate contracts recorded in other gain (loss), net, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Unrealized loss on non-designated interest rate contracts	$(330)	$(322)	$(1,374)	$(374)

13. Balance Sheet Offsetting
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

		Gross Amounts Not Offset on Consolidated Balance Sheets
(In thousands)	Gross Amounts of Assets (Liabilities) Included on Consolidated Balance Sheets	(Assets) Liabilities	Cash Collateral Received (Pledged)	Net Amounts of Assets (Liabilities)
June 30, 2016
Derivative Assets
Foreign exchange contracts	$38,501	$(1,348)	$—	$37,153
Interest rate contracts	323	—	—	323
	$38,824	$(1,348)	$—	$37,476
Derivative Liabilities
Foreign exchange contracts	$(1,348)	$1,348	$—	$—
	$(1,348)	$1,348	$—	$—

December 31, 2015
Derivative Assets
Foreign exchange contracts	$20,199	$(124)	$—	$20,075
Interest rate contracts	1,437	—	—	1,437
	$21,636	$(124)	$—	$21,512
Derivative Liabilities
Foreign exchange contracts	$(505)	$124	$—	$(381)
Interest rate contracts	(2)	—	—	(2)
	$(507)	$124	$—	$(383)

14. Fair Value Measurements
Recurring Fair Values
Derivatives—Derivative assets and derivative liabilities are carried at fair value on a recurring basis, as presented in Note 12. These interest rate contracts and foreign exchange contracts are traded over-the-counter and valued based on observable inputs such as contractual cash flows, yield curve, foreign currency rates and credit spreads, taking into consideration any credit valuation adjustments, as applicable. Although credit valuation adjustments, such as the risk of default, rely on Level 3 inputs, the Company has determined that these inputs are not significant to the overall valuation of its derivatives. As a result, derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Real Estate Debt Securities—CMBS, included in other investments, is classified as AFS and carried at fair value. Fair value of CMBS was determined based on broker quotes and classified as Level 2 in the fair value hierarchy.
Contingent Consideration—Contingent consideration payable in connection with the Combination, included in due to affiliates, is remeasured at fair value each reporting period using a third party valuation service provider and classified in Level 3 of the fair value hierarchy. The contingent consideration is subject to achievement of multi-year performance targets, specifically a contractually-defined funds from operations ("Benchmark FFO") per share metric and capital raising targets in the funds management business. If the minimum target for either of these metrics is not met or exceeded, a portion of the contingent consideration paid in respect of the other metric would not be paid out in full. Fair value of the contingent consideration was measured using a Monte Carlo probability simulation model for the Benchmark FFO component and a discounted payout analysis based on probabilities of achieving prescribed targets for the capital raising component. The valuation methodology considered the Company's Class A common stock price and related equity volatilities to convert the contingent consideration payout into shares. At June 30, 2016 and December 31, 2015, the contingent consideration was estimated at a fair value of $43.9 million and $53.0 million, respectively. The $9.1 million decrease in fair value resulted largely from the decrease in the Class A common stock price and was recognized in other gain (loss), net.
The following table presents additional information on the significant unobservable inputs used to measure the fair value of contingent consideration:

	Input Value at	Input Value at	Impact to Fair Value from Increase in Input Value (2)
Significant Input	June 30, 2016	December 31, 2015
Class A common stock price	$15.35	$19.48	Increase
Benchmark FFO volatility	14.3%	20.6%	Increase
Equity volatility	29.7%	28.1%	Increase
Correlation (1)	80.0%	80.0%	Increase
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

Nonrecurring Fair Values
The Company holds certain assets carried at fair value on a nonrecurring basis, which comprise loans held for sale, foreclosed properties and real estate held for sale carried at the lower of carrying value and fair value less estimated costs to sell. Nonrecurring fair values at June 30, 2016 and December 31, 2015 consisted of real estate held for sale that were written down to fair value less disposal costs, classified under Level 3 hierarchy, as discussed in Note 6.
Fair Value Disclosure of Financial Instruments Reported at Cost
Carrying amounts and estimated fair values of financial instruments reported at amortized cost are presented below:

	Fair Value Measurements				Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total
June 30, 2016
Assets
Loans held for investment	$—	$—	$3,866,959	$3,866,959	$3,822,195
Equity method and cost method investments	459,900	5,400	781,357	1,246,657	920,796
Liabilities
Line of credit	—	428,500	—	428,500	428,500
Secured and unsecured debt	—	—	2,497,930	2,497,930	2,447,162
CMBS debt	—	673,304	—	673,304	683,430
Notes payable	—	—	42,077	42,077	42,077
Convertible senior notes	574,875	—	—	574,875	591,942

	Fair Value Measurements				Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total
December 31, 2015
Assets
Loans held for investment	$—	$—	$4,073,075	$4,073,075	$4,048,477
Loan held for sale	—	—	75,002	75,002	75,002
Equity method and cost method investments	—	—	1,087,850	1,087,850	924,465
Liabilities
Line of credit	—	315,000	—	315,000	315,000
Secured and unsecured debt	—	—	2,423,013	2,423,013	2,423,013
CMBS debt	—	794,982	—	794,982	806,728
Notes payable	—	—	42,983	42,983	42,983
Convertible senior notes	574,359	—	—	574,359	591,079
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
Equity Method and Cost Method Investments—Fair values of investments in unconsolidated joint ventures and cost method investment were derived by applying the Company’s ownership interest to the fair value of underlying assets and liabilities of each investee. The Company’s proportionate share of each investee’s fair value approximates the Company’s fair value of the investment, as the timing of cash flows of the investee does not deviate materially from the timing of cash flows received by the Company from the investee. Beginning in 2016, the Company's investment in Colony Starwood Homes is valued based upon the closing price of its publicly traded common stock (see Note 22).
Debt—Fair value of the line of credit approximated carrying value as its prevailing interest rate and applicable terms were recently renegotiated and agreed upon with the Company's lender at March 31, 2016. Fair values of the secured financing were estimated by discounting expected future cash outlays at current interest rates available for similar instruments, which approximated carrying value for floating rate debt with credit spreads that approximate market rates. Fair value of CMBS debt was based on broker quotes. Fair value of notes payable approximated carrying values based on market rate for debt with similar underlying collateral. Fair value of convertible senior notes was determined using the last trade price in active markets.
Other—The carrying values of cash, interest receivable, due from affiliates and accrued and other liabilities approximate fair values due to their short term nature and credit risk, if any, are negligible.

15. Stockholders’ Equity
The table below summarizes the share activities of the Company's preferred and common stock:

	Number of Shares
	Preferred Stock	Common Stock
(In thousands)	Series A, B and C	Class A	Class B
Shares outstanding at December 31, 2014	13,530	109,634	—
Issuance of preferred stock	11,500	—	—
Issuance of Class A common stock	—	1,428	—
Issuance of Class B common stock	—	—	564
Share-based compensation, net of forfeitures	—	635	—
Shares outstanding at June 30, 2015	25,030	111,697	564

Shares outstanding at December 31, 2015	25,030	111,694	546
Repurchase of preferred stock	(964)	—	—
Reissuance of preferred stock	964	—	—
Issuance of Class A common stock upon redemption of OP units	—	672	—
Conversion of Class B into Class A common stock	—	19	(19)
Share-based compensation, net of forfeitures	—	1,026	—
Shares canceled for tax withholding on vested stock awards	—	(147)	—
Shares outstanding at June 30, 2016	25,030	113,264	527
In January 2016, the Company repurchased 963,718 shares in aggregate of its Series A, B and C preferred stock from institutional shareholders for approximately $20.0 million. In March 2016, the Company reissued the preferred stock at its purchase price to an investment vehicle (the "REIT Securities Venture"), which is a joint venture with a private fund managed by the Company. The Company holds an approximate 4.4% interest in the REIT Securities Venture and accounts for its investment under the equity method, which had a carrying value of $5.2 million as of June 30, 2016. The REIT Securities Venture targets for investment purposes the common stock and preferred stock of publicly traded U.S. real estate investment trusts, including securities of the Company.
Preferred Stock
The table below summarizes the preferred stock outstanding as of June 30, 2016:

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
In April 2016, 643,044 shares of Class A common stock were issued upon redemption of an equal number of OP units by OP unitholders on a one-for-one basis. Additionally, in connection with such redemption of OP Units, 19,144 shares of Class B common stock were converted into an equivalent number of shares of Class A common stock.
In May 2016, 28,525 shares of Class A common stock were issued upon redemption of an equal number of OP Units by four different charitable organizations that had, prior to the redemption, received such OP Units as a charitable contribution from OP unitholders.
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
Dividend Reinvestment and Direct Stock Purchase Plan
The Company’s Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”) provides existing common stockholders and other investors the opportunity to purchase shares (or additional shares, as applicable) of the Company’s Class A common stock by reinvesting some or all of the cash dividends received on their shares of the Company’s Class A common stock or making optional cash purchases within specified parameters. The DRIP Plan involves acquisition of Class A common stock either in the open market, directly from the Company as newly issued common stock, or in privately negotiated transactions with third parties. For the six months ended June 30, 2016, there were no shares of Class A common stock acquired under the DRIP Plan.
Accumulated Other Comprehensive Income (Loss) ("AOCI")
The following tables present the changes in each component of AOCI attributable to stockholders and noncontrolling interests, net of immaterial tax effect.
Changes in Components of AOCI Attributable to Stockholders and Noncontrolling Interests

(In thousands)	Equity in AOCI of Unconsolidated Joint Ventures	Gain (Loss) on Cash Flow Hedges	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Net Investment Hedges	Total
AOCI at December 31, 2014 attributable to:
Stockholders	$451	$(101)	$(52,643)	$23,802	$(28,491)
Noncontrolling interests in investment entities	—	(52)	(3,616)	(1)	(3,669)
	451	(153)	(56,259)	23,801	(32,160)
Other comprehensive income (loss) before reclassifications attributable to:
Stockholders	(612)	(205)	(26,109)	15,179	(11,747)
Noncontrolling interests in investment entities	—	(132)	18,533	—	18,401
Noncontrolling interests in Operating Company	—	(7)	4,144	(2,978)	1,159
Amounts reclassified from AOCI attributable to:
Stockholders	161	—	45,407	(32,766)	12,802
Noncontrolling interests in investment entities	—	—	—	—	—
Noncontrolling interests in Operating Company	—	—	8,658	(6,207)	2,451
Net other comprehensive (loss) income	(451)	(344)	50,633	(26,772)	23,066
AOCI at June 30, 2015 attributable to:
Stockholders	—	(306)	(33,345)	6,215	(27,436)
Noncontrolling interests in investment entities	—	(184)	14,917	(1)	14,732
Noncontrolling interests in Operating Company	—	(7)	12,802	(9,185)	3,610
	$—	$(497)	$(5,626)	$6,214	$(9,094)

AOCI at December 31, 2015 attributable to:
Stockholders	$—	$(245)	$(42,125)	$23,948	$(18,422)
Noncontrolling interests in investment entities	—	(149)	51	(1)	(99)
Noncontrolling interests in Operating Company	—	5	11,102	(5,750)	5,357
	—	(389)	(30,972)	18,197	(13,164)
Other comprehensive income (loss) before reclassifications attributable to:
Stockholders	89	7	(3,059)	(232)	(3,195)
Noncontrolling interests in investment entities	—	—	(13,574)	7,547	(6,027)
Noncontrolling interests in Operating Company	17	1	(434)	(158)	(574)
Amounts reclassified from AOCI attributable to:
Stockholders	—	(102)	(67)	(98)	(267)
Noncontrolling interests in investment entities	—	—	(785)	—	(785)
Noncontrolling interests in Operating Company	—	(19)	(15)	(16)	(50)
Net other comprehensive (loss) income	106	(113)	(17,934)	7,043	(10,898)
AOCI at June 30, 2016 attributable to:
Stockholders	89	(340)	(45,251)	23,618	(21,884)
Noncontrolling interests in investment entities	—	(149)	(14,308)	7,546	(6,911)
Noncontrolling interests in Operating Company	17	(13)	10,653	(5,924)	4,733
	$106	$(502)	$(48,906)	$25,240	$(24,062)

Reclassifications out of AOCI—Stockholders
Information about amounts reclassified out of AOCI attributable to stockholders by component is presented below:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Consolidated Statements of Operations
Component of AOCI reclassified into earnings	2016	2015	2016	2015
Equity in realized (loss) gain on sale of marketable securities of unconsolidated joint ventures	$—	$—	$—	$(161)	Equity in income of unconsolidated joint ventures
Unrealized gain on ineffective cash flow hedge	58	—	102	—	Other gain (loss), net
Release of cumulative translation adjustments	(264)	—	67	—	Other gain (loss), net
Release of cumulative translation adjustments	—	(45,407)	—	(45,407)	Gain on remeasurement of consolidated investment entities, net
Unrealized gain (loss) on dedesignated net investment hedges	369	(414)	98	(199)	Other (loss) gain, net
Realization of gain on net investment hedges	—	32,965	—	32,965	Gain on remeasurement of consolidated investment entities, net

16. Noncontrolling Interests
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
In April 2016, the Company acquired the noncontrolling interests in investment entities of three real estate debt investments. The net excess of the carrying value of noncontrolling interests in investment entities acquired over the consideration paid resulted in a $0.7 million increase to additional paid-in capital.
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
In April 2016, the Company redeemed 796,194 OP Units upon receipt of redemption notice from OP unitholders, with 153,150 OP units settled for cash of approximately $2.6 million, and at the Company's election, 643,044 OP units exchanged for shares of Class A common stock on a one-for-one basis.
In May 2016, the Company redeemed 28,525 OP units in exchange for an equal number of shares of Class A common stock. Such OP Units were held by four different charitable organizations that had, prior to the redemption, received such OP Units as a charitable contribution from certain OP unitholders.

17. Earnings per Share
The following table provides the basic and diluted earnings per common share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2016	2015	2016	2015
Net income allocated to common stockholders
Net income	$103,136	$103,084	$194,167	$119,299
Net income attributable to noncontrolling interests:
Investment entities	(40,169)	(34,630)	(97,764)	(40,316)
Operating Company	(7,918)	(9,138)	(11,339)	(9,138)
Net income attributable to Colony Capital, Inc.	55,049	59,316	85,064	69,845
Preferred dividends	(12,093)	(11,410)	(23,973)	(18,382)
Net income attributable to common stockholders	42,956	47,906	61,091	51,463
Net income allocated to participating securities (nonvested shares)	(577)	(350)	(1,146)	(609)
Net income allocated to common stockholders—basic	42,379	47,556	59,945	50,854
Interest expense attributable to convertible notes (1)	6,833	6,925	8,382	—
Net income allocated to common stockholders—diluted	$49,212	$54,481	$68,327	$50,854
Weighted average common shares outstanding
Weighted average number of common shares outstanding—basic	112,306	111,394	111,985	110,410
Weighted average effect of dilutive shares (2)	24,949	25,040	16,385	—
Weighted average number of common shares outstanding—diluted	137,255	136,434	128,370	110,410
Earnings per share
Basic	$0.38	$0.43	$0.54	$0.46
Diluted	$0.36	$0.40	$0.53	$0.46
__________

(1)
For the six months ended June 30, 2016 and 2015, excluded from the calculation of diluted earnings per share is the effect of adding back $5.3 million and $13.9 million of interest expense and 8,563,700 and 25,073,400 weighted average dilutive common share equivalents, respectively, for the assumed conversion of the Convertible Notes, as their inclusion would be antidilutive. Also excluded from the calculation of diluted income per share for the six months ended June 30, 2015 is the effect of adding back $280,000 of interest expense and 378,700 weighted average dilutive common share equivalents for the assumed repayment of a $10 million unsecured note issued to CCM in shares of the Company's common stock (see Note 16), as its inclusion would be antidilutive.

(2)
OP Units, subject to lock-up agreements, may be redeemed for registered or unregistered Class A common shares on a one-for-one basis. At June 30, 2016 and 2015, there were 20,924,300 and 21,749,000 redeemable OP Units, respectively. These OP Units would not be dilutive and were not included in the computation of diluted earnings per share for all periods presented.

18. Related Party Transactions
Affiliates include funds and other investment vehicles managed by the Company, directors, senior executives, and employees, and prior to the Combination, the Manager and its affiliates.
Amounts due from and due to affiliates consist of the following:

(In thousands)	June 30, 2016	December 31, 2015
Due from Affiliates
Due from funds and unconsolidated joint ventures:
Management fees	$6,061	$5,734
Other	166	3,952
Due from CCLLC	—	1,559
Due from employees and other affiliated entities	467	468
	$6,694	$11,713
Due to Affiliates
Contingent consideration (Note 3)	$43,900	$52,990

Prior to the Combination, the Company was externally managed by an affiliate. Amounts payable to the Manager under this arrangement included:

▪	Base management fee of 1.5% per annum of stockholders' equity;

▪	Incentive fee each quarter, measured based on a core earning metric, as defined in the management agreement, payable in shares of the Company's common stock;

▪	Reimbursement of certain expenditures incurred by the Manager, including allocation of overhead costs; and

▪	Cost of employment for the Company's chief financial officer pursuant to a secondment agreement with an affiliate of the Manager.
Amounts incurred and payable to the Manager or its affiliates for periods prior to the Combination were as follows:

(In thousands)	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Base management fee expense	$101	$9,165
Compensation pursuant to secondment agreement	—	450
Direct and allocated investment-related expenses	—	366
Direct and allocated administrative expenses	—	1,922
	$101	$11,903
Subsequent to the Combination which closed on April 2, 2015, the Company is internally managed and incurs all costs directly. Additionally, the management and investment personnel of the Manager became employees of the Company. Transactions with affiliates post-Combination include the following:
Management Fees—Pursuant to management and advisory agreements, the Company earns base and asset management fee income from managing private funds and their underlying investments. Base and asset management fee income from affiliates, included in fee income, were $15.5 million and $32.1 million for the three and six months ended June 30, 2016, respectively, and $21.6 million for both the three and six months ended June 30, 2015.
Cost Reimbursements—The Company received cost reimbursements for asset management services provided to the Company's investment entities, as well as administrative services provided to an equity method investee and/or senior executives. Cost reimbursements, included in other income, were $0.8 million and $2.1 million for the three and six months ended June 30, 2016, respectively, and $1.9 million and $2.0 million for the three and six months ended June 30, 2015, respectively. At June 30, 2016 and December 31, 2015, cost reimbursements of $0.3 million and $0.9 million, respectively, were due from affiliates.
Recoverable Expenses—In the normal course of business, the Company pays certain expenses on behalf of managed funds, for which the Company recovers from the funds. Such amounts due from funds were $0.2 million and $1.1 million at June 30, 2016 and December 31, 2015, respectively.
Arrangements with Sponsored Fund—In December 2015, the Company sponsored a fund as general partner and co-invests alongside the Sponsored Fund through joint ventures between the Company and the Sponsored Fund. These co-investment joint ventures are consolidated by the Company. As general partner, the Company has capital commitments directly to the Sponsored Fund and as an affiliate of the general partner, capital commitments satisfied through the co-investment joint ventures. In connection with the Company's commitments as an affiliate of the general partner, the Company is allocated a proportionate share of the general and administrative costs of the Sponsored Fund. At June 30, 2016, $0.1 million of advances made by the Sponsored Fund to the consolidated co-investment joint ventures was outstanding. At December 31, 2015, $1.4 million was due from the Sponsored Fund, which included amounts due from the Sponsored Fund to the co-investment joint ventures as well as the Company's share of costs payable to the Sponsored Fund. As permitted by the limited partnership agreement of the Sponsored Fund, the Company may make interest bearing advances to the Sponsored Fund as general partner. There were no such advances outstanding at June 30, 2016 and December 31, 2015.
Advances—Certain employees are permitted to participate in co-investment vehicles which generally invest in Colony-sponsored funds alongside third party investors. Additionally, the Company grants loans to certain employees in the form of promissory notes bearing interest at the prime rate with varying terms and repayment conditions. Outstanding advances were approximately $0.2 million as of June 30, 2016 and December 31, 2015, with immaterial interest amounts.
Corporate Aircraft—The Company's corporate aircraft may occasionally be used for business purposes by affiliated entities or for personal use by certain senior executives of the Company. Affiliated entities and senior executives reimburse the Company for their usage based on the incremental cost to the Company of making the aircraft available for such use, and includes direct and indirect variable costs of operating the flights. These reimbursements, included in other income, amounted to approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2016, respectively, and $0.1 million for both the three and six months ended June 30, 2015. At June 30, 2016 and December 31, 2015, $0.1 million of such reimbursements were outstanding.
Contingent Consideration—Contingent consideration in connection with the Combination is payable to certain senior executives of the Company, as discussed in Notes 3 and 14.

19. Share-Based Compensation
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
Share-based compensation expense recognized was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Stock grants to the Manager and employees (1)	$3,323	$2,407	$6,684	$8,305
Stock grants to non-executive directors	100	342	158	430
	$3,423	$2,749	$6,842	$8,735

Changes in the Company’s nonvested share awards are summarized below:

	Restricted Stock Grants
	Non-Executive Directors	Manager and Employees (1)	Total	Weighted Average Grant Date Fair Value
Nonvested shares at December 31, 2015	14,928	780,906	795,834	$22.51
Granted	30,324	1,038,312	1,068,636	19.26
Vested	(13,928)	(363,970)	(377,898)	26.02
Forfeited	—	(42,481)	(42,481)	21.09
Nonvested shares at June 30, 2016	31,324	1,412,767	1,444,091	21.17
_________

(1)	All outstanding stock grants made to the Manager prior to the Combination became employee awards effective April 2, 2015.
Fair value of shares vested was determined based on the closing price of the Company's Class A common stock on the respective dates of grant for director awards, on respective vesting dates for non-employee awards and on the date of closing of the Combination for employee awards, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Fair value of shares vested	$—	$238	$9,833	$12,304
The weighted average grant-date fair value per share was $19.26 and $24.42 for the shares granted during the six months ended June 30, 2016 and 2015, respectively.
As of June 30, 2016, aggregate unrecognized compensation cost related to nonvested restricted stock grants was approximately $23.8 million and is expected to be fully recognized over a weighted-average period of approximately 25 months.

20. Income Taxes
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
Income Tax Expense (Benefit)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Current
Federal	$316	$305	$288	$573
State and local	159	201	562	411
Foreign	1,809	483	5,318	483
Total current tax expense	2,284	989	6,168	1,467
Deferred
Federal	(425)	(600)	(3,098)	(486)
State and local	(492)	(40)	(500)	18
Foreign	393	—	(26)	—
Total deferred tax benefit	(524)	(640)	(3,624)	(468)
Total income tax expense	$1,760	$349	$2,544	$999

Deferred Income Tax Assets and Liabilities
The components of deferred tax assets and deferred tax liabilities arising from temporary differences are as follows:

(In thousands)	June 30, 2016	December 31, 2015
Deferred tax assets
Net operating loss carry forwards	$9,000	$9,814
Stock-based compensation	2,684	2,890
Investment in partnerships	310	843
Deferred income	677	—
Foreign tax credits	504	—
Other	3,257	2,262
Total deferred tax assets	16,432	15,809
Deferred tax liabilities
Intangible assets from Combination	25,002	28,875
Gain from remeasurement of consolidated investment entities, net	3,237	3,237
Assumption of tax basis from real estate acquisition (Note 6)	28,399	26,880
Other	1,672	1,504
Total deferred tax liabilities	58,310	60,496
Net deferred tax liability	$(41,878)	$(44,687)
As of June 30, 2016 and December 31, 2015, the Company has assessed that it is more likely than not that the benefits of its deferred tax assets will be realized and therefore, no valuation allowance was necessary.
21. Commitments and Contingencies
Investment Commitments
Investments in Unconsolidated Joint Ventures—Pursuant to the operating agreements of certain unconsolidated joint ventures, the joint venture partners may be required to fund additional amounts for future investments, unfunded lending commitments, ordinary operating costs, guaranties or commitments of the joint ventures. As of June 30, 2016, the Company’s share of those commitments was $28.5 million.
Consolidated Real Estate Debt Investments—The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding based on the achievement of certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. As of June 30, 2016, total unfunded lending commitments was $354.9 million, of which the Company's share was $199.8 million, net of amounts attributable to noncontrolling interests. This included a $4.0 million commitment to lend to an investment entity that is partially owned with its Sponsored Fund, of which the Company's share of the commitment as general partner and general partner affiliate of the Sponsored Fund was $0.8 million.
Consolidated Real Estate Equity Investments—In connection with the Company's acquisition of a light industrial portfolio and operating platform in December 2014, the Company, together with 38% third-party limited partners, may be required to fund additional amounts for future real estate acquisitions and operating costs through ColFin Industrial Partnership, as directed by the general partner of this entity, which is a controlled affiliate of the Company. As of June 30, 2016, the unfunded commitment to ColFin Industrial Partnership was $163.2 million, representing $101.9 million for the Company and $61.3 million for the limited partners. As of June 30, 2016, the light industrial platform made a deposit of $0.1 million with a remaining unfunded purchase commitment of $4.2 million for the acquisition of a property in Arizona.
Sponsored Fund Commitments—In December 2015, the Company, through wholly-owned subsidiaries of OP, held a closing of a global real estate credit fund (the “Global Credit Fund") with total callable capital commitments of $688.6 million, inclusive of capital commitment by certain wholly-owned subsidiaries of the OP. The Company's co-investment activities alongside the Global Credit Fund are conducted through joint ventures between the Company and the Global Credit Fund. The Company committed capital of $1.0 million as general partner to be funded directly into the Global Credit Fund and an additional $136.7 million as an affiliate of the general partner ("GP Affiliate"), which commitments can be satisfied by funding certain joint ventures between the Company and the Global Credit Fund. At June 30, 2016, the Company has unfunded commitments of $0.6 million as general partner and approximately $87.0 million as GP Affiliate. In subsequent closings, the Company's cumulative capital commitments to the Global Credit Fund will be determined as the lower of $500.0 million or 20% of total capital commitments.

Lease Commitments
Office Leases—The Company leases office space under noncancellable operating leases with expiration dates through 2025. The lease agreements provide for payment of various operating expenses, with certain operating costs incurred by the landlord subject to escalation clauses. Rent expense on office leases, included in administrative expenses, was $1.4 million and $2.8 million for the three and six months ended June 30, 2016, respectively, and $1.3 million for both the three and six months ended June 30, 2015. Prior to the Combination on April 2, 2015, such administrative cost was incurred directly by the Manager.
Ground Leases—In connection with real estate acquisitions, the Company assumed certain noncancelable operating ground leases as lessee or sublessee with expiration dates through year 2252. Ground leases which require only nominal annual payments and ground leases associated with real estate held for sale are excluded from the table below. Certain leases require contingent rent payments based on a percentage of gross rental receipts, net of operating expenses, as defined in the lease. Rents paid under the ground leases are recoverable from tenants. Ground rent expense, including contingent rent, was $0.1 million and $0.2 million for the three and six months ended June 30, 2016, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2015, respectively.
As of June 30, 2016, future minimum rental payments on noncancellable operating ground leases on real estate held for investment, were as follows:

(In thousands) Year Ending December 31,	Ground Leases
Remaining 2016	$105
2017	210
2018	210
2019	210
2020	222
2021 and after	19,168
Total	$20,125
Contingent Consideration
The consideration for the Combination included a contingent portion payable in shares of Class A and Class B common stock as well as OP Units, subject to multi-year performance targets, as discussed in Notes 3 and 14.
Litigation
The Company may be involved in litigations and claims in the ordinary course of business. As of June 30, 2016, the Company was not involved in any material legal proceedings.
Merger Related Arrangements and Costs
The Company entered into fee arrangements with service providers and advisors pursuant to which certain fees incurred by the Company in connection with the Merger will become payable only if the Company consummates the Merger. Further, the Company may be required to pay a termination fee or reimburse the other parties for costs under certain circumstances as described in the Merger Agreement. The Company has and will incur other professional fees related to the Merger. There can be no assurances that the Company will complete this or any other transaction. For the three months ended June 30, 2016, the Company recorded approximately $6.4 million in transaction costs in the consolidated statements of operations. To the extent the Merger is consummated, the Company anticipates incurring a significant amount of additional costs.

22. Segment Information
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
On January 5, 2016, pursuant to a merger agreement in September 2015, CAH and Starwood Waypoint Residential Trust (“SWAY”) completed a merger of the two companies into Colony Starwood Homes, in a stock-for-stock transaction. Colony Starwood Homes continues to trade on the New York Stock Exchange under the ticker symbol "SFR." Upon completion of the merger, based on each company’s net asset value, existing SWAY shareholders and the former owner of the SWAY manager own approximately 41% of the shares of the combined company, while former CAH shareholders own approximately 59%. At closing, the Company received approximately 15.1 million shares of Colony Starwood Homes, representing 13.8% of the combined company. At June 30, 2016, the Company's interest in Colony Starwood Homes increased to 14.0% following a stock repurchase by Colony Starwood Homes of approximately 2 million shares in the first quarter of 2016. The Company's holdings of SFR stock are subject to lock-up for up to nine months after the closing of the merger. Immediately prior to completion of the merger, CAH effected an internal reorganization to exclude CAH’s residential specialty finance company, Colony American Finance, LLC ("CAF"), from the merger. As a result of the reorganization, the Company retained its 19.0% ownership interest in CAF. In June 2016, CAF received additional capital previously committed by its third party investors, which resulted in a decrease in the Company's interest in CAF to 17.5% as of June 30, 2016. The Company accounts for its investment in Colony Starwood Homes under the equity method as it continues to have a significant influence over operating and financial policies of Colony Starwood Homes through its voting interest and board representation. The Company also continues to account for its investment in CAF under the equity method.

The following tables present the operating results of the Company’s reportable segments:

	Real Estate Equity
(In thousands)	Light Industrial Platform	Single-Family Residential Rentals	Other	Real Estate Debt	Investment Management	Amounts Not Allocated to Segments	Total
Three Months Ended June 30, 2016
Income:
Interest income	$—	$—	$11	$103,831	$—	$18	$103,860
Property operating income	48,124	—	45,656	1,568	—	—	95,348
Income (loss) from equity method investments	—	(2,026)	47,663	6,072	(493)	1,897	53,113
Fee income	—	—	—	—	15,505	—	15,505
Other income	539	—	105	1,505	—	666	2,815
Total income (loss)	48,663	(2,026)	93,435	112,976	15,012	2,581	270,641
Expenses:
Transaction, investment and servicing costs	170	—	1,947	4,096	22	7,125	13,360
Interest expense	9,956	—	11,968	9,695	—	10,949	42,568
Property operating expenses	13,746	—	14,367	1,667	—	—	29,780
Depreciation and amortization	21,818	—	12,927	137	3,559	1,100	39,541
Provision for loan losses	—	—	—	6,213	—	—	6,213
Impairment loss	137	—	—	2,304	—	—	2,441
Compensation expense	1,558	—	732	2,559	7,880	11,511	24,240
Administrative expenses	477	—	1,317	2,051	692	8,561	13,098
Total expenses	47,862	—	43,258	28,722	12,153	39,246	171,241
Gain on sale of real estate assets, net	19	—	4,103	1,722	—	—	5,844
Other gain (loss), net	68	—	532	(155)	44	(837)	(348)
Income tax benefit (expense)	59	—	(1,653)	(226)	227	(167)	(1,760)
Net (loss) income	947	(2,026)	53,159	85,595	3,130	(37,669)	103,136
Net (loss) income attributable to noncontrolling interests:
Investment entities	(2,599)	—	9,935	32,833	—	—	40,169
Operating Company	551	(314)	6,447	8,213	491	(7,470)	7,918
Net income (loss) attributable to Colony Capital, Inc.	$2,995	$(1,712)	$36,777	$44,549	$2,639	$(30,199)	$55,049

	Real Estate Equity
(In thousands)	Light Industrial Platform	Single-Family Residential Rentals	Other	Real Estate Debt	Investment Management	Amounts Not Allocated to Segments	Total
Three Months Ended June 30, 2015
Income:
Interest income	$—	$—	$—	$101,270	$—	$—	$101,270
Property operating income	39,034	—	42,726	1,470	—	—	83,230
Income (loss) from equity method investments	—	(1,649)	5,523	7,082	—	—	10,956
Fee income	—	—	—	149	21,779	—	21,928
Other income	—	—	—	2,163	—	1,357	3,520
Total income (loss)	39,034	(1,649)	48,249	112,134	21,779	1,357	220,904
Expenses:
Transaction, investment and servicing costs	2,743	—	1,510	5,230	—	551	10,034
Interest expense	7,964	—	4,208	7,582	—	11,170	30,924
Property operating expenses	13,615	—	20,420	1,870	—	—	35,905
Depreciation and amortization	20,367	—	9,427	159	5,614	1,078	36,645
Provision for loan losses	—	—	—	4,078	—	—	4,078
Compensation expense	952	—	472	3,601	11,510	12,109	28,644
Other	95	—	1,178	2,191	1,053	6,995	11,512
Total expenses	45,736	—	37,215	24,711	18,177	31,903	157,742
Gain on sale of real estate assets, net	8	—	—	724	—	8	740
Gain on remeasurement of consolidated investment entities, net	—	—	10,223	31,263	—	—	41,486
Other loss, net	(15)	—	(794)	(5)	—	(1,141)	(1,955)
Income tax benefit (expense) (1)	295	—	(3,101)	(1,175)	3,650	(18)	(349)
Net (loss) income	(6,414)	(1,649)	17,362	118,230	7,252	(31,697)	103,084
Net (loss) income attributable to noncontrolling interests:
Investment entities	(2,461)	—	3,493	33,598	—	—	34,630
Operating Company	(633)	(264)	2,221	13,555	1,162	(6,903)	9,138
Net (loss) income attributable to Colony Capital, Inc.	$(3,320)	$(1,385)	$11,648	$71,077	$6,090	$(24,794)	$59,316

	Real Estate Equity
(In thousands)	Light Industrial Platform	Single-Family Residential Rentals	Other	Real Estate Debt	Investment Management	Amounts Not Allocated to Segments	Total
Six Months Ended June 30, 2016
Income:
Interest income	$—	$—	$14	$193,178	$—	$29	$193,221
Property operating income	93,437	—	90,508	3,020	—	—	186,965
Equity in (loss) income of unconsolidated joint ventures	—	(8,663)	51,054	11,696	(842)	2,297	55,542
Fee income	—	—	—	—	32,114	—	32,114
Other income	1,025	—	119	2,933	—	1,940	6,017
Total income (loss)	94,462	(8,663)	141,695	210,827	31,272	4,266	473,859
Expenses:
Transaction, investment and servicing costs	440	—	6,505	8,376	67	9,393	24,781
Interest expense	19,374	—	22,644	19,984	—	22,437	84,439
Property operating expenses	27,715	—	29,253	3,598	—	—	60,566
Depreciation and amortization	43,166	—	32,725	276	7,304	2,212	85,683
Provision for loan losses	—	—	—	10,843	—	—	10,843
Impairment loss	137	—	—	4,063	320	—	4,520
Compensation expense	3,426	—	1,556	5,725	17,167	23,233	51,107
Administrative expenses	884	—	2,253	3,586	1,466	17,680	25,869
Total expenses	95,142	—	94,936	56,451	26,324	74,955	347,808
Gain on sale of real estate assets, net	800	—	53,533	2,630	—	—	56,963
Other gain, net	99	—	4,429	153	6	9,010	13,697
Income tax (expense) benefit	(6)	—	(5,386)	(521)	3,653	(284)	(2,544)
Net income (loss)	213	(8,663)	99,335	156,638	8,607	(61,963)	194,167
Net (loss) income attributable to noncontrolling interests:
Investment entities	(3,500)	—	41,316	59,948	—	—	97,764
Operating Company	578	(1,368)	8,795	15,186	1,360	(13,212)	11,339
Net income (loss) attributable to Colony Capital, Inc.	$3,135	$(7,295)	$49,224	$81,504	$7,247	$(48,751)	$85,064

	Real Estate Equity
(In thousands)	Light Industrial Platform	Single-Family Residential Rentals	Other	Real Estate Debt	Investment Management	Amounts Not Allocated to Segments	Total
Six Months Ended June 30, 2015
Income:
Interest income	$7	$—	$8	$147,392	$—	$—	$147,407
Property operating income	75,351	—	50,206	1,466	—	—	127,023
Equity in (loss) income of unconsolidated joint ventures	—	(5,561)	11,050	31,816	—	—	37,305
Fee income	—	—	—	219	21,779	—	21,998
Other income	—	—	—	2,319	—	1,464	3,783
Total income (loss)	75,358	(5,561)	61,264	183,212	21,779	1,464	337,516
Expenses:
Management fees	—	—	—	—	—	15,062	15,062
Transaction, investment and servicing costs	3,438	—	1,672	6,044	—	15,323	26,477
Interest expense	15,839	—	6,016	14,282	—	21,380	57,517
Property operating expenses	26,376	—	21,670	1,870	—	—	49,916
Depreciation and amortization	39,987	—	12,115	159	5,614	1,078	58,953
Provision for loan losses	—	—	—	4,442	—	—	4,442
Impairment loss	450	—	—	—	—	—	450
Compensation expense	952	—	472	3,625	11,510	12,700	29,259
Administrative expenses	597	—	1,292	2,525	1,053	10,110	15,577
Total expenses	87,639	—	43,237	32,947	18,177	75,653	257,653
Gain on sale of real estate assets, net	8	—	—	724	—	8	740
Gain on remeasurement of consolidated investment entities, net	—	—	10,223	31,263	—	—	41,486
Other loss, net	(67)	—	(794)	(4)	—	(926)	(1,791)
Income tax benefit (expense)	418	—	(3,052)	(1,995)	3,650	(20)	(999)
Net (loss) income	(11,922)	(5,561)	24,404	180,253	7,252	(75,127)	119,299
Net (loss) income attributable to noncontrolling interests:
Investment entities	(4,430)	—	4,360	40,386	—	—	40,316
Operating Company	(633)	(264)	2,221	13,555	1,162	(6,903)	9,138
Net (loss) income attributable to Colony Capital, Inc.	$(6,859)	$(5,297)	$17,823	$126,312	$6,090	$(68,224)	$69,845
Total assets and equity method investments of each of segment are summarized as follows:

	June 30, 2016		December 31, 2015
(In thousands)	Segment Assets	Equity Method Investments	Segment Assets	Equity Method Investments
Light industrial platform	$1,945,427	$—	$1,926,002	$—
Single-family residential rentals	382,626	382,626	394,783	394,783
Other real estate equity	2,185,138	196,059	2,094,794	195,353
Real estate debt	4,448,557	218,227	4,734,547	214,218
Investment management	781,040	9,187	798,213	9,794
Amounts not allocated to segments	140,371	14,961	90,971	10,449
Total	$9,883,159	$821,060	$10,039,310	$824,597

Geographic information about the Company's total income and long-lived assets are as follows. Geography is generally presented as the location in which the income producing assets reside or the location in which income generating services are performed.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Total income by geography:
United States	$214,316	$175,499	$372,591	$283,025
Europe	53,363	41,148	96,142	49,644
Other	2,157	2,900	3,066	3,490
Total (1)	$269,836	$219,547	$471,799	$336,159

(In thousands)	June 30, 2016	December 31, 2015
Long-lived assets by geography:
United States	$2,836,002	$2,887,893
Europe	1,408,246	1,224,363
Total (2)	$4,244,248	$4,112,256
__________

(1)	Total income excludes cost reimbursement income from affiliates.

(2)	Long-lived assets exclude financial instruments, investment management contract and customer relationship intangible assets, as well as real estate held for sale.

23. Subsequent Events
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

Overview
We are a leading global real estate and investment management firm headquartered in Los Angeles, California with more than 300 employees. Through our global investment management business, which has operated under the Colony Capital brand for more than 25 years, we have $18.4 billion of assets under management and $7.6 billion of fee-earning equity under management as of June 30, 2016. We rely on the experience and relationships cultivated over this period to target attractive risk-adjusted returns for our investors by investing primarily in real estate and real estate-related assets. We manage capital on behalf of both Company shareholders and limited partners in private investment funds under our management where the Company may earn management fees and carried interests. Our investment portfolio is primarily composed of: (i) real estate equity; (ii) real estate and real estate-related debt; and (iii) investment management of Company-sponsored private equity funds and vehicles.
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
Proposed Merger
On June 2, 2016, the Company entered into a definitive Merger Agreement with NSAM and NRF under which the companies will combine in an all-stock merger transaction to form Colony NorthStar, which will be the publicly-traded company of the combined organizations.
Based upon the share exchange ratios set forth in the Merger Agreement, the Company's stockholders will own approximately 33.25%, NSAM stockholders will own approximately 32.85% and NRF stockholders will own approximately 33.90% of Colony NorthStar, on a fully diluted basis, excluding the effect of certain equity based awards to be issued in connection with the Merger.
The Merger will create a significantly larger, more scalable and diversified, internally-managed REIT that includes an established institutional and retail investment management platform. Upon closing of the Merger, Thomas J. Barrack Jr. will be

Executive Chairman of Colony NorthStar, David Hamamoto will be Executive Vice Chairman, and Richard B. Saltzman will be Chief Executive Officer. The board of directors of Colony NorthStar will consist of 13 members, of whom six will be designated by the Company, six by NSAM and NRF collectively and one jointly by the boards of directors, or a committee thereof, of the Company, NSAM and NRF.
The Merger has been unanimously approved by the Special Committees of NSAM and NRF, and the Company's Board of Directors. The Merger is anticipated to close in January 2017, subject to customary closing conditions, including regulatory approvals, and approval by the stockholders of the Company, NSAM and NRF.
Refer to Note 1 to the Condensed Consolidated Financial Statements and Part II, Item 1A, Risk Factors, for further details and a discussion of some of the risks related to the Merger. Additional information about the Merger and the Merger Agreement are set forth in the Company's Current Report on Form 8-K filed with the SEC on June 8, 2016 and the joint proxy statement/prospectus on Form S-4 filed with the SEC on July 29, 2016.
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
Organizational Structure
In connection with the Combination, the Company reorganized into an umbrella partnership real estate investment trust ("UPREIT"). As part of the restructuring, the Company contributed to OP and its subsidiaries substantially all of the Company's other subsidiaries, assets and liabilities, other than certain indebtedness, in exchange for membership interests in OP ("OP Units"). Following the Combination, OP conducts all of the activities and owns substantially all of the assets and liabilities of the combined business. As of June 30, 2016, the Company's senior executives owned an approximate 15.5% noncontrolling interest in OP.
The Company's UPREIT structure is depicted in the diagram below.

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

Highlights
Significant developments in our business in 2016 include:

•	In January 2016, closing of the merger between our equity method investee, Colony American Homes, and Starwood Waypoint Residential Trust;

•
In February 2016, realized a gain of $49.3 million from the sale of a foreclosed property in Germany, of which OP's share of the gain after attribution to noncontrolling interests was approximately $14.2 million;

•
On March 31, 2016, amended our credit facility which increased our borrowing capacity by $50 million to $850 million (with an accordion bringing the total borrowing capacity to $1.275 billion) and at a lower interest rate of one-month LIBOR plus 2.25% per annum (from 2.75% per annum) for a four year term with two six-month extensions;

•
In June 2016, realized a gain of $45.0 million from a redemption of our profit participation interest in an equity method investee by our joint venture partner, of which OP's share of the gain after attribution to noncontrolling interests was $37.5 million;

•	On June 2, 2016, entered into a definitive Merger Agreement with NSAM and NRF to combine in an all-stock merger to form Colony NorthStar, with the Merger expected to close in January 2017; and

•
For the six months ended June 30, 2016, significant acquisitions in our other real estate equity segment include a portfolio of 23 industrial properties in Spain and an office property in France for total purchase price of $112.6 million.

Additionally, our light industrial portfolio in the U.S. acquired two additional properties for a purchase price of $73.3 million.
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

Condensed Segment Balance Sheets

	Real Estate Equity
($ in thousands)	Light Industrial Platform	Single Family Residential Rentals	Other	Real Estate Debt	Investment Management	Amounts Not Allocated to Segments	Total
June 30, 2016
Assets
Cash	$15,241	$—	$70,403	$72,311	$13,601	$55,648	$227,204
Loans receivable held for investment, net	—	—	—	3,822,195	—	—	3,822,195
Real estate assets, net
Held for investment	1,792,900	—	1,451,538	13,612	—	—	3,258,050
Held for sale	11,123	—	118,115	90,717	—	—	219,955
Equity method investments		382,626	196,059	218,227	9,187	14,961	821,060
Other investments	—	—	99,736	23,419	—	—	123,155
Goodwill	20,000	—	—	—	660,127	—	680,127
Deferred leasing costs and intangible assets, net	75,838	—	167,277	128	78,181	—	321,424
Other assets	30,325	—	82,010	207,948	19,944	69,762	409,989
Total assets	$1,945,427	$382,626	$2,185,138	$4,448,557	$781,040	$140,371	$9,883,159
Liabilities
Debt, net	$1,163,651	$—	$963,475	$1,003,466	$—	$1,062,519	$4,193,111
Intangible liabilities, net	11,076	—	11,583	—	—	—	22,659
Other liabilities	46,783	—	70,541	90,182	43,020	136,690	387,216
Total liabilities	1,221,510	—	1,045,599	1,093,648	43,020	1,199,209	4,602,986
Equity
Stockholders' equity	405,967	334,682	595,577	1,778,385	645,542	(926,160)	2,833,993
Noncontrolling interests:
Investment entities	259,793	—	458,642	1,321,760	—	—	2,040,195
Operating Company	58,157	47,944	85,320	254,764	92,478	(132,678)	405,985
Total equity	723,917	382,626	1,139,539	3,354,909	738,020	(1,058,838)	5,280,173
Total liabilities and equity	$1,945,427	$382,626	$2,185,138	$4,448,557	$781,040	$140,371	$9,883,159
By Geography:
United States	100%	100%	41%	80%	N/A	N/A
Europe	—%	—%	59%	17%	N/A	N/A
Other	—%	—%	—%	3%	N/A	N/A

	Real Estate Equity
(In thousands)	Light Industrial Platform	Single Family Residential Rentals	Other	Real Estate Debt	Investment Management	Amounts Not Allocated to Segments	Total
December 31, 2015
Assets
Cash	$12,129	$—	$61,548	$70,086	$28,499	$13,592	$185,854
Loans receivable, net
Held for investment	—	—	—	4,048,477	—	—	4,048,477
Held for sale	—	—	—	75,002	—	—	75,002
Real estate assets, net					—
Held for investment	1,765,159	—	1,347,099	19,960	—	—	3,132,218
Held for sale	6,110	—	197,860	93,917	—	—	297,887
Equity method investments	—	394,783	195,353	214,218	9,794	10,449	824,597
Other investments	—	—	99,868	—	—	—	99,868
Goodwill	20,000	—	—	—	658,267	—	678,267
Deferred leasing costs and intangible assets, net	81,861	—	155,808	140	87,704	—	325,513
Other assets	40,743	—	37,258	212,747	13,949	66,930	371,627
Total assets	1,926,002	394,783	2,094,794	4,734,547	798,213	90,971	10,039,310
Liabilities
Debt, net	1,092,277	—	994,160	1,143,304	—	949,062	4,178,803
Intangible liabilities, net	12,339	—	12,183	—	—	—	24,522
Other liabilities	43,717	—	71,819	126,939	45,406	131,864	419,745
Total liabilities	1,148,333	—	1,078,162	1,270,243	45,406	1,080,926	4,623,070
Equity
Stockholders' equity	$430,140	$342,938	$513,124	$1,766,719	$653,941	$(859,946)	$2,846,916
Noncontrolling interests :
Investment entities	282,500	—	425,934	1,430,491	—	—	2,138,925
Operating Company	65,029	51,845	77,574	267,094	98,866	(130,009)	430,399
Total equity	777,669	394,783	1,016,632	3,464,304	752,807	(989,955)	5,416,240
Total liabilities and equity	$1,926,002	$394,783	$2,094,794	$4,734,547	$798,213	$90,971	$10,039,310
By Geography:
United States	100%	100%	42%	81%	N/A	N/A
Europe	—%	—%	58%	18%	N/A	N/A
Other	—%	—%	—%	1%	N/A	N/A

Results of Operations
The following table summarizes our segment results:

Three Months Ended June 30,	Total Income		Net Income (Loss)		Net Income (Loss) Attributable to Colony Capital, Inc.
(In thousands)	2016	2015	2016	2015	2016	2015
Light Industrial Platform	$48,663	$39,034	$947	$(6,414)	$2,995	$(3,320)
Single Family Residential	(2,026)	(1,649)	(2,026)	(1,649)	(1,712)	(1,385)
Other Real Estate Equity	93,435	48,249	53,159	17,362	36,777	11,648
Real Estate Debt	112,976	112,134	85,595	118,230	44,549	71,077
Investment Management (1)	15,012	21,779	3,130	7,252	2,639	6,090

Six Months Ended June 30,	Total Income		Net Income (Loss)		Net Income (Loss) Attributable to Colony Capital, Inc.
(In thousands)	2016	2015	2016	2015	2016	2015
Light Industrial Platform	$94,462	$75,358	$213	$(11,922)	$3,135	$(6,859)
Single Family Residential	(8,663)	(5,561)	(8,663)	(5,561)	(7,295)	(5,297)
Other Real Estate Equity	141,695	61,264	99,335	24,404	49,224	17,823
Real Estate Debt	210,827	183,212	156,638	180,253	81,504	126,312
Investment Management (1)	31,272	21,779	8,607	7,252	7,247	6,090
__________

(1)	Investment management is a new segment upon consummation of the Combination on April 2, 2015.
Effects of the Combination
Effective April 2, 2015, with the closing of the Combination, our business has expanded to include investment management, which provides a new source of revenue in the form of fee income. Following the internalization of our Manager, we have replaced management fees with directly incurred costs such as compensation, overhead costs and other administrative expenses.
Additionally, as a result of the Combination in which we became the investment manager of Colony-sponsored funds, we were deemed to hold a controlling financial interest in 52 real estate investment entities that have participating interests from these funds. We previously accounted for these investment entities under the equity method, reflecting only our proportionate interests in these entities. We did not acquire any additional interests nor dispose any existing interests in these investment entities in conjunction with the Combination. Beginning April 2, 2015, we consolidated these 52 investments entities. Upon consolidation, we remeasured the assets and liabilities of these consolidated investment entities at fair value and recognized a gain of $41.5 million, net of cumulative translation adjustment reclassified to earnings, and a related deferred income tax expense of $3.5 million. Effective April 2, 2015, the consolidation of these investment entities resulted in a gross-up of total income, before the effect of lower equity in income of unconsolidated joint ventures, as well as total expenses, with a corresponding increase in net income attributable to noncontrolling interests in investment entities.

Equity—Light Industrial Platform

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2016	2015	Change	2016	2015	Change
Income
Interest income	$—	$—	$—	$—	$7	$(7)
Property operating income	48,124	39,034	9,090	93,437	75,351	18,086
Other income	539	—	539	1,025	—	1,025
Total income	48,663	39,034	9,629	94,462	75,358	19,104
Expenses
Transaction, investment and servicing costs	170	2,743	(2,573)	440	3,438	(2,998)
Interest expense	9,956	7,964	1,992	19,374	15,839	3,535
Property operating expenses	13,746	13,615	131	27,715	26,376	1,339
Depreciation and amortization	21,818	20,367	1,451	43,166	39,987	3,179
Impairment loss	137	—	137	137	450	(313)
Compensation expense	1,558	952	606	3,426	952	2,474
Administrative expenses	477	95	382	884	597	287
Total expenses	47,862	45,736	2,126	95,142	87,639	7,503
Gain on sale of real estate assets	19	8	11	800	8	792
Other gain (loss), net	68	(15)	83	99	(67)	166
Income tax (expense) benefit	59	295	(236)	(6)	418	(424)
Net loss	947	(6,414)	7,361	213	(11,922)	12,135
Net income (loss) attributable to noncontrolling interests:
Investment entities	(2,599)	(2,461)	(138)	(3,500)	(4,430)	930
Operating Company	551	(633)	1,184	578	(633)	1,211
Net income (loss) attributable to Colony Capital, Inc.	$2,995	$(3,320)	$6,315	$3,135	$(6,859)	$9,994
We acquired a portfolio of light industrial properties and operating platform in December 2014. The portfolio acquisition was completed through an indirectly owned operating partnership with third-party limited partners who own approximately 38% of the property portfolio, while we acquired 100% of the associated operating platform. The operating partnership may be required to fund additional amounts for future real estate acquisitions and operating costs, as directed by its general partner, an affiliate entity controlled by us. At June 30, 2016, total unfunded commitment of the operating partnership was $163.2 million, comprising our share of $101.9 million and $61.3 million from the limited partners.
Operating Metrics
See "—Information About Our Real Estate Portfolios" for additional information on the real estate assets held within our light industrial portfolio as of June 30, 2016.

	Number of Properties	Number of Buildings	Rentable Square Feet (in thousands)	Annualized Base Rent (in thousands) (1)	Percentage Leased
June 30, 2016	280	328	35,386	$142,668	94%
December 31, 2015	278	325	34,738	135,936	93%
_________

(1)
Represents annualized fixed base rental amount using rental revenue computed on a straight-line basis in accordance with GAAP and excludes the impact of amortization of above- and below-market lease values.

Developments in 2016

•	Leasing activity continued on a steady pace with 56 new leases and 53 lease renewals through June 30, 2016. Tenant retention, based on square footage, was 63%.

•	Total portfolio leased percentage increased from 93% at December 31, 2015 to 94% at June 30, 2016, adding 648,000 rentable square feet.

•	Acquisitions and dispositions in 2016 are summarized below:
Acquisitions

Date	Location	Number of Properties	Number of Buildings	Rentable Square Feet (in thousands)	Percentage Leased	Purchase Price (in thousands)
February	Maryland	1	2	201	100%	$17,625
April	Florida	1	4	669	95%	55,650
		2	6	870		$73,275
As of June 30, 2016, the light industrial platform made a deposit of $0.1 million and has an unfunded purchase commitment of $4.2 million for the acquisition of a 60,000 square feet property in Arizona that is 100% leased. This acquisition closed in July 2016.
Dispositions

Date	Location	Number of Properties	Number of Buildings	Rentable Square Feet (in thousands)	Proceeds from Sale (in thousands)	Realized Gain (in thousands)
January	Atlanta	1	1	69	$1,736	$384
March	Houston	1	1	96	6,385	397
May	Phoenix	1	1	57	1,800	19
		3	3	222	$9,921	$800
These dispositions reflect the recycling of capital into newer assets to continuously improve the overall quality of the portfolio.
As of June 30, 2016, there were five properties with one building each across Atlanta, Memphis and Minneapolis totaling 562,000 square feet that were held for sale. The one building in Atlanta was sold in July 2016.
Segment Balance Sheets
Real estate asset balance was $1.8 billion, financed by $1.2 billion of debt at June 30, 2016, of which $0.3 billion was fixed rate debt and $0.9 billion floating rate debt. This included real estate held for sale with total carrying value of $11.1 million and accompanying debt of $7.5 million.
In July 2015, the light industrial portfolio had (i) refinanced $151.1 million of short-term floating rate bridge debt with $165.8 million of longer term, fixed rate debt on assets for longer term hold; and (ii) closed on a new $100.0 million revolving credit facility to pursue additional acquisitions. In March 2016, the light industrial portfolio obtained a new fixed rate debt; the proceeds of which were used primarily to refinance an additional $17.1 million of the floating rate bridge debt and pay down $75.6 million of outstanding debt on the credit facility. Over time, the light industrial portfolio expects to replace more of its short-term floating rate bridge debt at initial acquisition with longer term, fixed rate debt. In July 2016, the light industrial portfolio's fixed rate line of credit was extended to January 2017.
Segment Results of Operations
Net income attributable to stockholders improved $6.3 million from a net loss of $3.3 million between the three months ended June 30, 2016 and 2015, and improved $10.0 million from a net loss of $6.9 million between the six months ended June 30, 2016 and 2015.
Noncontrolling interests in investment entities, however, were attributed a net loss in 2016 as a result of a disproportionate allocation of net income to our controlled affiliate, as general partner, in accordance with the terms of the operating partnership.
Property Operating Income and Property Operating Expenses—Property operating income increased 23% and 24% quarter over quarter and year over year, respectively, between 2015 and 2016. Increases in property operating expenses were 1% and 5%, respectively, for the same periods. Improvements in operating results stem from growth and scalability of the portfolio.
On a same store basis, property operating income increased 8.2% from $37.6 million to $40.6 million between the three months ended June 30, 2015 and 2016, respectively; and increased 7.2% from $72.1 million to $76.4 million between the six months ended June 30, 2015 and 2016, respectively. The improved results in 2016 were a combination of increasing leasing activity and rental rates across the portfolio. Leasing activity has strengthened in most markets, and we are seeing higher rates on renewals combined with the ability to minimize incentives such as tenant improvements and rental abatements.

Other Income—This pertains to fee income under a property management contract that was assigned by an affiliate to the Company subsequent to June 2015.
Transaction, Investment and Servicing Costs—Decreases in costs were driven primarily by fewer acquisitions in 2016 with 4 new buildings for the second quarter and 6 new buildings year to date. In 2015, we acquired 14 new buildings in the second quarter and 18 new buildings year to date.
Additionally, 2015 included fees paid to an affiliate for property management services. Beginning in May 2015, employees of the affiliate became employees of the Company and compensation costs were incurred directly in lieu of fee expense.
Interest Expense—Interest expense was $2.0 million higher between the three months ended June 30, 2015 and 2016, and $3.5 million higher between the six months ended June 30, 2015 and 2016, respectively. The increase in interest expense reflects the higher effective interest rate prevailing over our outstanding debt balance in 2016 relative to 2015. Through June 2015, debt financing on our portfolio was solely through our floating rate bridge debt that was obtained upon initial acquisition of the light industrial portfolio in December 2014. We began to refinance the floating rate debt with longer term fixed rate debt in the third quarter of 2015, the latter bearing a higher interest rate.
Depreciation and Amortization—Increases in depreciation and amortization in 2016 were consistent with the overall net growth in assets within our portfolio.
Impairment Loss—Impairment loss was incurred in connection with properties sold, reflecting primarily selling costs.
Compensation Expense—Compensation cost was higher in 2016 as employees of an affiliated property manager became employees of the Company beginning in May 2015.
Gain on Sale of Real Estate Assets—For the six months ended June 30, 2016, the $0.8 million gain resulted from sales of three properties.
Income Tax Expense—Immaterial income tax expense was recorded for the six months ended June 30, 2016 compared to$0.4 million of income tax benefit for the same period in 2015. This corresponds to the results for the respective periods which were a taxable net income in 2016 and a large taxable net loss in 2015.
Equity—Single Family Residential Rentals

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2016	2015	Change	2016	2015	Change
Loss from equity method investments	$(2,026)	$(1,649)	$(377)	$(8,663)	$(5,561)	$(3,102)
Net loss attributable to noncontrolling interests in Operating Company	(314)	(264)	(50)	(1,368)	(264)	(1,104)
Net loss attributable to Colony Capital, Inc.	$(1,712)	$(1,385)	$(327)	$(7,295)	$(5,297)	$(1,998)
As of June 30, 2016, our investment in single-family residential rental homes represents a 14.0% interest in Colony Starwood Homes (formerly Colony American Homes, LLC or "CAH") and a 17.4% interest in Colony American Finance, LLC ("CAF"), reported under the equity method. Colony Starwood Homes is in the business of acquiring single family residential properties either directly or indirectly through joint venture investments, renovating and managing these properties to hold for investment and generating rental income through operating leases. CAF is a specialty finance company that lends to owners of single family homes for rent.
Significant Development in 2016
On January 5, 2016, pursuant to a merger agreement in September 2015, CAH and SWAY completed a merger of the two companies into Colony Starwood Homes, in a stock-for-stock transaction. Colony Starwood Homes continues to trade on the New York Stock Exchange under the ticker symbol "SFR." The combined internally-managed company has total assets of approximately $6.9 billion as of June 30, 2016 and has already achieved significant cost synergies.
Upon completion of the merger, based on each company’s net asset value, existing SWAY shareholders and the former owner of the SWAY manager owned approximately 41% of the shares of the combined company, while former CAH shareholders owned approximately 59%. At closing, we received approximately 15.1 million SFR shares, representing 13.8% of the combined company. Following a stock repurchase by Colony Starwood Homes of approximately 2 million shares in the first quarter of 2016, our interest in Colony Starwood Homes has increased to 14.0%. Our interest in Colony Starwood Homes is valued at approximately $496.7 million based on the closing price of its common stock on August 5, 2016. Our holdings of SFR stock are subject to lock-up for nine months after the closing of the merger.

Immediately prior to completion of the merger, CAH effected an internal reorganization to exclude its subsidiary, CAF, from the merger. As a result of the reorganization, the Company retained its 19.0% ownership interest in CAF. In June 2016, CAF received additional capital previously committed by its third party investors, which resulted in a decrease in the Company's interest in CAF to 17.4%.
Operating Metrics

	Number of Homes	Occupancy Rate
June 30, 2016	35,000+ homes	95%
December 31, 2015	18,800+ homes	95%
Post-merger, Colony Starwood Homes owns and manages more than 35,000 homes with an overall portfolio occupancy of 95% as of June 30, 2016.
In August 2016, Colony Starwood Homes declared a dividend for the third quarter of 2016 of $0.22 per share. Based on our ownership of 15.1 million shares, we will receive $3.3 million. Our investment in Colony Starwood Homes has generated an annualized dividend yield of 3.4% on our cost basis.
Segment Results of Operations
At June 30, 2016, our interests in Colony Starwood Homes and CAF had carrying values of $325.9 million and $56.8 million, respectively.
2016 reflects our share of results from the single family residential rentals business post SWAY merger. For the three and six months ended June 30, 2016, this included real estate depreciation and amortization expense of $6.2 million and $12.2 million, transaction and integration costs of the merger of $0.7 million and $4.0 million, as well as $0.4 million of net gain and $1.1 million of net loss from the legacy SWAY nonperforming loans business, respectively. Colony Starwood Homes intends to exit the nonperforming loans business in the near term and classified it as a discontinued operation as of June 30, 2016. We received a second quarter dividend of $3.3 million from our investment in Colony Starwood Homes.
Our share of results in the three and six months ended June 30, 2015 was from the legacy CAH business, which included real estate depreciation and amortization of $6.2 million and $12.2 million, respectively.

Equity—Other Real Estate Equity Investments

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2016	2015	Change	2016	2015	Change
Income
Interest income	$11	$—	$11	$14	$8	$6
Property operating income	45,656	42,726	2,930	90,508	50,206	40,302
Income from equity method investments	47,663	5,523	42,140	51,054	11,050	40,004
Other income	105	—	105	119	—	119
Total income	93,435	48,249	45,186	141,695	61,264	80,431
Expenses
Transaction, investment and servicing costs	1,947	1,510	437	6,505	1,672	4,833
Interest expense	11,968	4,208	7,760	22,644	6,016	16,628
Property operating expenses	14,367	20,420	(6,053)	29,253	21,670	7,583
Depreciation and amortization	12,927	9,427	3,500	32,725	12,115	20,610
Impairment loss	—	—	—	—	—	—
Compensation expense	732	472	260	1,556	472	1,084
Administrative expenses	1,317	1,178	139	2,253	1,292	961
Total expenses	43,258	37,215	6,043	94,936	43,237	51,699
Gain on sale of real estate assets	4,103	—	4,103	53,533	—	53,533
Gain on remeasurement of consolidated investment entities, net	—	10,223	(10,223)	—	10,223	(10,223)
Other gain (loss), net	532	(794)	1,326	4,429	(794)	5,223
Income tax expense	(1,653)	(3,101)	1,448	(5,386)	(3,052)	(2,334)
Net income	53,159	17,362	43,738	99,335	24,404	82,765
Net income attributable to noncontrolling interests:
Investment entities	9,935	3,493	6,442	41,316	4,360	36,956
Operating Company	6,447	2,221	4,226	8,795	2,221	6,574
Net income attributable to Colony Capital, Inc.	$36,777	$11,648	$33,070	$49,224	$17,823	$39,235
Our investments in other real estate equity comprise interests in a diverse portfolio of real estate assets that includes multifamily, office, retail, hotel, industrial, educational institutions and other commercial properties, held directly or indirectly through unconsolidated joint venture investments. Certain of our equity interests were obtained through foreclosures or deed-in-lieu of foreclosures on collateral assets from originated or acquired debt.
In March 2016, the Company, through an equity method joint venture with a private fund managed by the Company, formed the REIT Securities Venture, a vehicle that invests in the common stock and preferred stock of publicly traded U.S. REITs, including securities of the Company. The Company holds an approximate 4.4% interest in the REIT Securities Venture, which had a carrying value of $5.2 million as of June 30, 2016.
Operating Metrics
See "—Information About Our Real Estate Portfolios" for additional information on the properties wholly-owned or partially-owned by us that were consolidated within our other real estate equity segment as of June 30, 2016.
Acquisitions and Dispositions
Activities in the other real estate equity segment in the six months ended June 30, 2016 is summarized below:

Acquisitions of real estate

Date	Location	Type	Number of Properties	Number of Buildings	Rentable Square Feet (in thousands)	Purchase Price (in thousands)
January	Spain	Industrial	23	23	1,625	$94,403
April	Massachusetts, U.S.	Industrial—Net lease (1)	1	1	450	34,900
April	United Kingdom	Mixed Use (2)	11	15	734	—
May	France	Office (3)	1	5	171	18,204
			36	44	2,980	$147,507
__________

(1)	Held for sale as of June 30, 2016.

(2)	Assumed through foreclosures on collateral properties from an acquired debt. Excludes one property sold in June 2016. Four properties were held for sale as of June 30, 2016.

(3)	Investment made alongside the Company's Sponsored Fund through a joint venture entity that is consolidated by the Company.
Dispositions of real estate

Date	Location	Type	Number of Properties	Realized Gain (in thousands)
February	Germany	Office	1	$49,330
June	United Kingdom	Mixed Use	1	4
Various	Italy	Office	3	125
Various	Various in U.S	Hotels	19	4,074
			24	$53,533
Segment Balance Sheets
Real estate balance was $1.6 billion, financed by $1.0 billion of debt, comprising $0.5 billion of fixed rate debt and $0.5 billion of floating rate debt as of June 30, 2016. Real estate held for sale made up $118.1 million of this balance with accompanying debt of $17.4 million at June 30, 2016.
Segment Results of Operations
Three Months Ended June 30, 2016 and 2015
Net income attributable to stockholders increased $33.1 million and after excluding a one time remeasurement gain in 2015 of $10.2 million, the increase would be $43.3 million.
Property Operating Income—There was minimal increase as $14.7 million of additional income contributed by new acquisitions, including a foreclosure, were largely offset by a loss of income from properties disposed subsequent to June 30, 2015, primarily $12.8 million of hotel income. These dispositions include 27 hotels in our portfolio and a property in Germany.
Income from Equity Method Investments—Our share of income from equity method investments was significantly higher by $42.1 million due to a $45.0 million gain from redemption in June 2016 of our preferred equity, including profit participation, in a joint venture investment. This was partially offset by net losses from other investments. Excluding the amount attributable to a noncontrolling interest in the venture, OP's share of the redemption gain was $37.5 million.
Interest Expense—Interest expense was $7.8 million higher as a result of the following: (i) $4.7 million of interest on financing of new real estate acquisitions subsequent to June 2015; (ii) $1.3 million of interest on new financing obtained since June 2015; and (iii) a net impact of $1.8 million from additional interest expense incurred on our hotel portfolio due to a refinancing at the end of December 2015, partially offset by accelerated interest expense on debt paid off upon subsequent disposition of hotel properties.
Property Operating Expenses—The decrease of $6.1 million was due to (i) a $10.0 million decrease in expenses from disposition of properties, primarily in our hotel portfolio; partially offset by (ii) $3.3 million of expenses incurred on new properties acquired since June 2015 and (iii) $0.6 million increase in expenses on a same store basis.
Depreciation and Amortization—The $3.5 million increase was due to new acquisitions and properties subsequently transferred from held for sale into held for investment, partially offset by properties classified as held for sale and/or sold.
Gain on Sale of Real Estate Assets—Disposition of 15 properties in our hotel portfolio generated approximately $4.1 million gain in the second quarter of 2016 or $1.3 million to OP, net of noncontrolling interests in investment entities.

Gain on Remeasurement of Consolidated Investment Entities, Net—This was a one-time gain recorded upon remeasurement at fair value of previous equity method investments that we were deemed to control as a result of the Combination, and consolidated effective April 2015.
Income Tax Expense—2015 included $2.5 million of deferred tax expense related to the remeasurement gain upon consolidation of previous equity method investments. Excluding this impact, 2016 recorded an increase in income tax expense of $1.1 million. This increase reflects our growing real estate equity business in Europe with $1.5 million of income tax on the net operating income of our real estate investments in the United Kingdom, partially offset by lower income taxes on an equity method investment.
Six Months Ended June 30, 2016 and 2015
Net income attributable to stockholders increased $39.2 million and after excluding a one time remeasurement gain in 2015 of $10.2 million, the increase would be $49.4 million.
Property Operating Income—The increase of $40.3 million was due to the following: (i) an additional quarter of income totaling $19.1 million in 2016 resulting from consolidation of previous equity method investments post-Combination in April 2015; and (ii) income of $35.1 million from new acquisitions since June 2015, including properties assumed through a foreclosure; partially offset by (iii) a loss of income amounting to $13.9 million, primarily hotel income, from properties disposed subsequent to June 30, 2015.
Income from Equity Method Investments—The significant increase of $40.0 million was due to a $45.0 million gain from redemption of our preferred equity investment in a joint venture. This was partially offset by the absence of equity method income in 2016 from joint ventures that were consolidated post-Combination in April 2015.
Transaction, Investment and Servicing Costs—Such costs were $4.8 million higher, primarily attributable to $5.5 million of transaction costs incurred in the two acquisitions in Europe in 2016, accounted for as business combinations. This was partially offset by other deal related costs in 2015 that were non-recurring. The two single property acquisitions in the first six months of 2015 were asset acquisitions in which transaction costs were capitalized rather than expensed.
Interest Expense—Interest expense was $16.6 million higher, driven by (i) $9.7 million of interest on financing of new real estate acquisitions subsequent to June 2015; (ii) $2.6 million of interest on new financing obtained since June 2015; and (iii) a net impact of $3.3 million from additional interest expense incurred on our hotel portfolio due to a refinancing at the end of December 2015, partially offset by accelerated interest expense on debt paid off upon subsequent disposition of hotel properties.
Property Operating Expenses—The increase of $7.6 million was due to (i) $6.7 million of expenses incurred on new properties acquired since June 2015 and (ii) an additional quarter of expenses of $4.0 million from previous equity method investments that were consolidated post-Combination in April 2015; partially offset by (iii) $3.1 million decrease in expenses from properties consolidated in April 2015 and subsequent dispositions, primarily in our hotel portfolio.
Depreciation and Amortization—The $20.6 million increase was due to new acquisitions, previous equity method investments consolidated post-Combination in April 2015 and properties subsequently transferred from held for sale into held for investment, partially offset by properties classified as held for sale and/or sold.
Compensation Expense—2015 reflected three months less of expenses which were borne directly by us subsequent to the Combination in April 2015. Additionally, higher compensation costs were allocated in 2016 consistent with the increasing acquisition activities and growth in assets in the other real estate equity segment, partially offset by lower overall bonus accruals in 2016.
Gain on Sale of Real Estate Assets—Significant gains in 2016 comprise $49.3 million from sale of a foreclosed office property in Germany in February 2016 and $4.1 million from sales in our hotel portfolio, with OP's share of these gains, net of noncontrolling interests in investment entities, totaling $15.5 million.
Gain on Remeasurement of Consolidated Investment Entities, Net—This was a one-time gain recorded upon remeasurement at fair value of previous equity method investments that we were deemed to control as a result of the Combination, and consolidated effective April 2015.
Other Gain (Loss), Net—The $4.4 million gain in 2016 was due primarily to a $4.5 million gain on a non-designated foreign exchange contract in January 2016, partially offset by unrealized losses on dedesignated portions of net investment hedges and on non-designated interest rate contracts. As of June 30, 2016, all foreign exchange contracts hedging our investments in foreign denominated subsidiaries and joint ventures are designated as net investment hedges.
Income Tax Expense—2015 included $2.5 million of deferred tax expense related to the remeasurement gain upon consolidation of previous equity method investments. Excluding this impact, 2016 recorded an increase in income tax expense of $4.9 million. This increase comprise $3.8 million of income tax on the net operating income of our real estate investments in the United Kingdom and $1.0 million of income tax on gain from sale of a property in Germany.
Real Estate Debt

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2016	2015	Change	2016	2015	Change
Income
Interest income	$103,831	$101,270	$2,561	$193,178	$147,392	$45,786
Property operating income	1,568	1,470	98	3,020	1,466	1,554
Income from equity method investments	6,072	7,082	(1,010)	11,696	31,816	(20,120)
Fee income	—	149	(149)	—	219	(219)
Other income	1,505	2,163	(658)	2,933	2,319	614
Total income	112,976	112,134	842	210,827	183,212	27,615
Expenses
Transaction, investment and servicing costs	4,096	5,230	(1,134)	8,376	6,044	2,332
Interest expense	9,695	7,582	2,113	19,984	14,282	5,702
Property operating expenses	1,667	1,870	(203)	3,598	1,870	1,728
Depreciation and amortization	137	159	(22)	276	159	117
Provision for loan losses	6,213	4,078	2,135	10,843	4,442	6,401
Impairment loss	2,304	—	2,304	4,063	—	4,063
Compensation expense	2,559	3,601	(1,042)	5,725	3,625	2,100
Administrative expenses	2,051	2,191	(140)	3,586	2,525	1,061
Total expenses	28,722	24,711	4,011	56,451	32,947	23,504
Gain on sale of real estate assets	1,722	724	998	2,630	724	1,906
Gain on remeasurement of consolidated investment entities, net	—	31,263	(31,263)	—	31,263	(31,263)
Other gain (loss), net	(155)	(5)	(150)	153	(4)	157
Income tax expense	(226)	(1,175)	949	(521)	(1,995)	1,474
Net income	85,595	118,230	(32,635)	156,638	180,253	(23,615)
Net income attributable to noncontrolling interests:
Investment entities	32,833	33,598	(765)	59,948	40,386	19,562
Operating Company	8,213	13,555	(5,342)	15,186	13,555	1,631
Net income attributable to Colony Capital, Inc.	$44,549	$71,077	$(26,528)	$81,504	$126,312	$(44,808)
Our real estate debt portfolio includes originations and acquisitions of senior loans and subordinated debt, including purchased credit impaired ("PCI") loans. We hold our real estate debt investments and generate interest income either directly or indirectly through our investments in unconsolidated investment entities.
Key Activities
In the six months ended June 30, 2016, significant activities in the real estate debt segment were as follows:

•
Origination of new non-PCI loans and additional advances under existing commitments with aggregate carrying values of $144.4 million, net of origination fees. One of the new loan originations, which was partially funded at $14.8 million in June 2016, was made alongside our Sponsored Fund;

•	In January 2016, sale of a loan acquired in December 2015 at approximately its carrying value of $75.0 million; and

•
In the second quarter of 2016, acquired, at a discount, mezzanine positions in two CMBS, which are subordinated by first loss tranches in the securitization trusts. The CMBS investment was made alongside the Company’s Sponsored Fund through co-investment joint ventures that are consolidated by the Company. Fair value of our CMBS investment at June 30, 2016 was $23.4 million with immaterial interest income.

Segment Balance Sheets
At June 30, 2016 and December 31, 2015, a summary our portfolio of consolidated loans held for investment, both wholly-owned or partially owned by us, were as follows:

	Carrying value (before allowance for loan losses)		Allowance for loan losses
Loan Type	Amount	% (1)	Amount	% (1)
At June 30, 2016
Non-PCI loans	3,306,460	86%	$4,537	10%
PCI loans	560,558	14%	40,286	90%
Total loans held for investment	$3,867,018		$44,823
At December 31, 2015 (2)
Non-PCI loans	3,382,308	83%	$472	1%
PCI loans	701,356	17%	34,715	99%
Total loans held for investment	$4,083,664		$35,187
__________
(1)    Represents percentage of carrying value and allowance for loan losses between non-PCI and PCI loans, respectively.
(2)    Exclude one non-PCI loan with carrying value of $75.0 million that was held for sale at December 31, 2015.
Investment level financing in the real estate debt segment was $1.0 billion at June 30, 2016, including four commercial mortgage securitizations which were accounted for as secured financing.
Segment Results of Operations
Three Months Ended June 30, 2016 and 2015
Net income attributable to stockholders showed a decrease of $26.5 million. However, excluding the effect of a one time remeasurement gain of $31.3 million as a result of the Combination in 2015, net income attributable to stockholders would have increased by $4.7 million.
Interest Income—There was an immaterial increase of $2.6 million in interest income. New loans, including draws on revolving loans, and prepayments on securitized or warehoused loans, contributed an additional $15.6 million of interest income, while accretion of interest on a loan that was restructured and foreclosed in the second quarter of 2016 contributed $6.1 million of income. However, these increases were largely offset by decreases in interest income from loans that were resolved, loans on nonaccrual and reducing yields as higher yielding PCI loans continue to be paid down over time.
Income from Equity Method Investments—The decrease of $1.0 million can be attributed to (i) a decrease of $5.2 million in income from investments that have resolved; partially offset by (ii) a $4.1 million net increase in income from new and existing investments.
Other Income—These are expense recoveries from borrowers, which decreased by $0.7 million, driven mainly by a loan portfolio that was resolved subsequent to June 2015.
Transaction, Investment and Servicing Costs—There was a decrease of $1.1 million in 2016, which was largely due to lower servicing costs from pay down of loans in our portfolio.
Interest Expense—The increase of $2.1 million can be attributed to (i) a $2.5 million increase from a new securitization in September 2015, net of pay downs in other securitization trusts, all of which are accounted for as secured borrowings; and (ii) $0.5 million in connection with financing of new investments; partially offset by (iii) a $0.8 million decrease from pay downs and pay offs on our loans and corresponding financing over time.
Provision for Loan Losses—For the three months ended June 30, 2016, provision for loan losses was $6.2 million, comprising $5.3 million on PCI loans and $0.9 million on non-PCI loans. This represents a net increase of $2.1 million from the second quarter of 2015. As most of our loan receivables are not wholly-owned by us, after attribution to noncontrolling interests in these investment entities, OP's share of the provision for loan losses for the three months ended June 30, 2016 was $2.3 million.
Impairment Loss—The impairment loss of $2.3 million in 2016 relates to subsequent write-down in value of foreclosed properties, including selling costs on properties held for sale or sold. We did not hold any foreclosed properties prior to the consolidation of previous equity method investments in April 2015.
Compensation Expense—The decrease of $1.0 million in compensation costs corresponded to the decline in investing activities and a lower headcount in the real estate debt segment, as well as lower overall bonus accruals in 2016.
Gain on Sale of Real Estate Assets—These gains result from sales of foreclosed properties and the $1.0 million increase was largely contributed by sales from two of our loan portfolios.

Gain on Remeasurement of Consolidated Investment Entities, Net—This was a one-time gain recorded upon remeasurement at fair value of previous equity method investments that we were deemed to control as a result of the Combination, and consolidated effective April 2015.
Income Tax Expense—2015 included $0.6 million of net deferred tax expense related to the remeasurement gain upon consolidation of previous equity method investments. Excluding this impact, the decrease in income tax expense in 2016 would be $0.5 million, and is largely attributable to immaterial income taxes in 2016 from a loan portfolio that has wound down significantly since 2015.
Six Months Ended June 30, 2016 and 2015
Net income attributable to stockholders showed a decrease of $44.8 million. However, excluding the effect of a one time remeasurement gain of $31.3 million as a result of the Combination in 2015, the decrease would have been lower at $13.5 million.
Interest Income—2016 interest income was $45.8 million higher driven by (i) an additional quarter of interest income in 2016 of $18.9 million from previous equity method investments consolidated post-Combination in April 2015; (ii) $39.7 million from new loans, including draws on revolving loans, as well as prepayments on securitized or warehoused loans; and (iii) $6.1 million from accretion of interest income on a loan that was restructured and foreclosed in the second quarter of 2016. These increases were partially offset by (iv) a decrease of $16.1 million from loans that resolved, and (v) a decrease of $4.2 million from a loan that was restructured and placed on nonaccrual.
Property Operating Income—This pertains to rental income on foreclosed properties from joint venture investments that were consolidated post-Combination in April 2015. Therefore, income in 2015 was lower as it included only one quarter of activity.
Income from Equity Method Investments—The decrease of $20.1 million can be attributed to (i) a $19.5 million decrease in income from equity method investments which were consolidated post-Combination in April 2015; and (ii) $8.6 million decrease in income from investments that resolved; partially offset by (iii) $8.8 million net increase in income from new and existing investments.
Other Income—The net increase of $0.6 million was due to (i) an additional quarter of other income in 2016 compared to 2015 as these expense recoveries from borrowers arose from previous equity method investments that were consolidated effective April 2015; partially offset by (ii) a loan portfolio that was resolved subsequent to June 2015.
Transaction, Investment and Servicing Costs—The net increase of $2.3 million was largely due to only three months of costs included in 2015 from previous equity method investments that were consolidated post-Combination in April 2015. In 2016, overall servicing costs were lower as our loan portfolios continue to be paid down or resolved over time.
Interest Expense—The increase of $5.7 million can be attributed to (i) a $5.7 million increase from a new securitization in September 2015, net of pay downs in other securitization trusts, all of which are accounted for as secured borrowings; and (ii) $1.3 million in connection with financing of new investments; partially offset by (iii) a $1.3 million decrease from payoff of loans and their corresponding financing.
Property Operating Expenses—These expenses are related to foreclosed properties and increased $1.7 million in 2016 as 2015 included only expenses post-Combination in April 2015.
Provision for Loan Losses—The increase in provision for loan losses of $6.4 million from $4.4 million in 2015 was largely due to the consolidation of PCI loans post-Combination in April 2015. Prior to that, these PCI loans were held in joint ventures that were accounted for as equity method investments in our books, and we would recognize only our share of net income or loss from these investees. For the three months ended March 31, 2015, our share of net income from these investment entities, prior to consolidation, included provision for loan losses of $3.8 million.
The $10.8 million provision for loan losses for the six months ended June 30, 2016 comprise $6.6 million on PCI loans and $4.2 million on non-PCI loans, including a loan that was modified as a troubled debt restructure in 2016. OP's share of the provision for loan losses for the six months ended June 30, 2016, after attribution to noncontrolling interests in investment entities, was $5.7 million.
Impairment Loss—The impairment loss of $4.1 million in 2016 relates to subsequent write-downs in value of foreclosed properties, including selling costs on properties held for sale or sold. We did not hold any foreclosed properties prior to the consolidation of previous equity method investments in April 2015.
Compensation Expense—The increase of $2.1 million reflects an additional quarter of compensation costs post-Combination in April 2015. In 2016, allocated compensation costs decreased consistent with a decline in investing activities and a lower headcount in the real estate debt segment, as well as lower overall bonus accruals in 2016.

Gain on Sale of Real Estate Assets—Gains from sale of foreclosed properties were $1.9 million higher in 2016 as we did not hold any foreclosed properties in the first quarter of 2015 prior to the Combination. Additionally, there were higher sale activities in 2016, largely from four loan portfolios.
Gain on Remeasurement of Consolidated Investment Entities, Net—This was a one-time gain recorded upon remeasurement at fair value of previous equity method investments that we were deemed to control as a result of the Combination, and consolidated effective April 2015.
Income Tax Expense—2015 included $0.6 million of net deferred tax expense related to the remeasurement gain upon consolidation of previous equity method investments. Excluding this impact, income tax expenses in 2016 would decrease $1.0 million, primarily due to immaterial income taxes in 2016 from a loan portfolio that has wound down significantly since 2015.
Investment Management

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2016	2015	Change	2016	2015	Change
Income
Income from equity method investments	$(493)	$—	$(493)	$(842)	$—	$(842)
Fee income	15,505	21,779	(6,274)	32,114	21,779	10,335
Total income	15,012	21,779	(6,767)	31,272	21,779	9,493
Expenses
Transaction, investment and servicing costs	22	—	22	67	—	67
Depreciation and amortization	3,559	5,614	(2,055)	7,304	5,614	1,690
Impairment loss	—	—	—	320	—	320
Compensation expense	7,880	11,510	(3,630)	17,167	11,510	5,657
Administrative expenses	692	1,053	(361)	1,466	1,053	413
Total expenses	12,153	18,177	(6,024)	26,324	18,177	8,147
Other gain, net	44	—	44	6	—	6
Income tax benefit	227	3,650	(3,423)	3,653	3,650	3
Net income	3,130	7,252	(4,122)	8,607	7,252	1,355
Net income attributable to noncontrolling interests in Operating Company	491	1,162	(671)	1,360	1,162	198
Net income attributable to Colony Capital, Inc.	$2,639	$6,090	$(3,451)	$7,247	$6,090	$1,157
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
Fee Income
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
Equity Method Investment
In May 2015, we acquired a 50% interest in a German-based asset management platform.

Sponsored Fund
In December 2015, we held a closing of a Company-sponsored global real estate credit fund (the “Global Credit Fund"), with total callable capital commitments of $688.6 million, inclusive of our capital commitment. Our co-investment activities alongside the Global Credit Fund are conducted through joint ventures between us and the Global Credit Fund. As of June 30, 2016, we have committed capital of $1.0 million as general partner to be funded directly into the Global Credit Fund, of which $0.4 million was funded, and an additional $136.7 million as an affiliate of the general partner ("GP Affiliate") with commitments satisfied through direct funding into the co-investment joint ventures, of which $49.8 million was funded. In subsequent closings, our cumulative capital commitments to the Global Credit Fund will be determined as the lower of $500.0 million or 20% of total capital commitments.
Operating Metrics
Both AUM and FEEUM decreased in the six months ended June 30, 2016. The $0.4 billion decrease in AUM can be attributed primarily to disposition of a non-fee bearing private equity investment. FEEUM decreased $1.7 billion, driven by a change in fee basis for two 2006 vintage funds that are in liquidation, and to a lesser extent, realizations from liquidating legacy funds out pacing inflows of managed capital.

(In billions)	June 30, 2016	December 31, 2015
Assets under management ("AUM") (1)	$18.4	$18.8
Fee-earning equity under management ("FEEUM") (2)	$7.6	$9.3
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

(2)
FEEUM refers to the equity for which the Company provides investment management services and from which it derives management fees and/or performance allocations. At June 30, 2016, FEEUM includes approximately $0.8 billion of uncalled limited partner capital commitments that does not bear fees until such capital is called at the Company’s discretion. Additionally, $0.3 billion pertains to FEEUM of our equity-method investment in a German-based asset management platform. The Company’s calculations of FEEUM may differ from the calculations of other asset managers, and as a result, these measures may not be comparable to similar measures presented by other asset managers.

Segment Results of Operations
Net income from our investment management business attributable to OP was $3.1 million and $8.6 million for the three and six months ended June 30, 2016, respectively, and $7.3 million for both the three and six months ended June 30, 2015.
Fee Income—Fee income for the three months ended June 30, 2016 of $15.5 million was $6.3 million lower compared to the same period in 2015. This resulted from a $7.4 million decrease due to fee concessions, including a change in fee basis, on three liquidating funds, which offset fee income from new capital raises. Fee income for the six months ended June 30, 2016 was $32.1 million, while the same period in 2015 reflected only one quarter of fee income post-Combination.
Income from Equity Method Investments—These were net losses from our equity-method investment in a German-based asset manager, with a carrying value of $9.2 million at June 30, 2016. Results from our equity method investment was inconsequential in the second quarter of 2015, the initial period of investment.
Depreciation and Amortization—This represents amortization on intangible assets acquired from the Combination, consisting of (i) contractual rights to earn future fee income from in-place investment management contracts, and (ii) customer relationships with institutional clients of private funds. The lower amortization expense between the three months ended June 30, 2015 and 2016 was a result of $4.4 million of impairment losses recognized on the investment management contracts since inception to-date. The six months ended June 30, 2015 consist of only one quarter of amortization post-Combination.
Impairment Loss—An impairment loss of $0.3 million was recognized in the first quarter of 2016 on the investment management contract intangible asset, attributable to a change in fee basis on a liquidating fund.
Compensation Expense—Compensation costs decreased $3.6 million between the three months ended June 30, 2016 and 2015 primarily due to lower overall bonus accruals and lower headcount in 2016. However, compensation costs increased between the six months ended June 30, 2015 and 2016 as the 2015 period included only one quarter of such costs post-Combination.

Income Tax Benefit—Income tax benefit recognized was in connection with amortization of the intangible assets acquired from the Combination and taxable losses in the investment management business. The decrease of $3.4 million in income tax benefit between the three months ended June 30, 2016 and 2015 resulted from a significant decrease in taxable losses in 2016.
Amounts Not Allocated to Segments

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2016	2015	Change	2016	2015	Change
Income
Interest income	$18	$—	$18	$29	$—	$29
Income from equity method investments	1,897	—	1,897	2,297	—	2,297
Other income	666	1,357	(691)	1,940	1,464	476
Total income	2,581	1,357	1,224	4,266	1,464	2,802
Expenses
Management fees	—	—	—	—	15,062	(15,062)
Transaction, investment and servicing costs	7,125	551	6,574	9,393	15,323	(5,930)
Interest expense	10,949	11,170	(221)	22,437	21,380	1,057
Depreciation and amortization	1,100	1,078	22	2,212	1,078	1,134
Compensation expense	11,511	12,109	(598)	23,233	12,700	10,533
Administrative expenses	8,561	6,995	1,566	17,680	10,110	7,570
Total expenses	39,246	31,903	7,343	74,955	75,653	(698)
Gain on sale of real estate assets	—	8	(8)	—	8	(8)
Other gain (loss), net	(837)	(1,141)	304	9,010	(926)	9,936
Income tax expense	(167)	(18)	(149)	(284)	(20)	(264)
Net loss	(37,669)	(31,697)	(5,972)	(61,963)	(75,127)	13,164
Net loss attributable to noncontrolling interests:
Operating Company	(7,470)	(6,903)	(567)	(13,212)	(6,903)	(6,309)
Net loss attributable to Colony Capital, Inc.	$(30,199)	$(24,794)	$(5,405)	$(48,751)	$(68,224)	$19,473
Amounts not allocated to segments represent all corporate level assets and liabilities, as well as costs not directly attributable or allocable to other segments but support our overall business activities and operations.
Upon consummation of the Combination on April 2, 2015, costs previously borne and allocated by the Manager through a management fee charge are now incurred directly by us, primarily as compensation, administrative and overhead costs, and certain assets held by CCLLC were transferred to us as part of the Combination. Compensation costs that are directly attributable, or otherwise can be subjected to a reasonable and systematic allocation, have been allocated to each of the reportable segments, with remaining costs unallocated. Administrative expenses and overhead costs that benefit all lines of business as a whole are generally not allocated to reportable segments, and similarly, any reimbursements of such costs by affiliates remain unallocated. Other costs not allocated to reportable segments include interest expense related to corporate level debt, costs associated with unconsummated deals, transaction costs in connection with the Combination and depreciation of fixed assets. Assets and liabilities not allocated to reportable segments consist mainly of cash and other assets not directly identifiable with specific real estate investment activities, including fixed assets, corporate level financing consisting of convertible senior notes issued, credit facility and notes payable, contingent consideration liability in connection with the Combination, as well as non-real estate investments and their results.
Equity Method Investment
In September 2015, we committed seed capital of $15 million for a 15% interest as a founding member in a newly-formed collateralized loan obligation ("CLO") investment fund alongside an unaffiliated third party co-sponsor. As of June 30, 2016, we have funded $13.5 million of our commitment. Our investment in the CLO fund reflects our new secured corporate credit strategy and is presented as an equity method investment. As the underlying loans in the CLO are a non-real estate asset class, we have not allocated our investment in the CLO fund to our existing real estate investment segments. We may co-sponsor new CLO investment vehicles with the unaffiliated third party in the future and share in management fees as well as performance-based incentives.

Results of Operations
Income from Equity Method Investments—Our proportionate share of results from our co-sponsored CLO fund represents interest income and fair value changes on the underlying securities in the CLO fund.
Other Income—Based on an arrangement we assumed from CCLLC in the Combination, we provide administrative and investment services to certain of our affiliates and are reimbursed, generally based on expenses incurred that are directly attributable to the affiliates and a portion of overhead costs, as applicable. These reimbursements are presented as other income and related costs included within the respective expense categories. Reimbursements from our consolidated subsidiaries are eliminated. Other income decreased $0.7 million between the three months ended June 30, 2016 and 2015, largely due to the absence of cost reimbursement income from CAH in 2016 subsequent to its merger with SWAY in January 2016. Comparison between the six month periods of June 30, 2016 and 2015 showed an increase as 2015 reflects only one quarter of activity post-Combination.
Management Fee Expense—Subsequent to the Combination, we have internalized our Manager and replaced management fee expense with directly incurred costs such as compensation, overhead costs and other administrative expenses. Management fees were payable to our Manager in 2015 through April 1, which included share-based compensation expense for stock grants made to the Manager and employees prior to the Combination.
Transaction, Investment and Servicing Costs—For the three and six months ended June 30, 2016, transaction costs of approximately $6.4 million was incurred in connection with the proposed Merger with NSAM and NRF, which consisted primarily of legal, financial advisory, accounting and consulting costs. For the six months ended June 30. 2015, transaction costs of $14.1 million was incurred in connection with the Combination. Other transaction costs incurred related to costs absorbed by us for unconsummated deals.
Interest Expense—Comparing the six months ended June 30, 2016 to 2015, corporate level interest expense was higher due to (i) $0.6 million of higher interest expense from increased usage of our credit facility to temporarily finance our investing activities or for general corporate purposes, partially offset by a 50 basis point decrease in interest rate under our amended credit facility effective March 31, 2016; and (ii) an additional quarter of interest expense of $0.5 million on notes payable financing the corporate aircraft which we assumed through the Combination in April 2015.
Other Expenses—These include depreciation of fixed assets acquired from our Manager, as well as compensation and administrative costs that we bear directly post-Combination that have not been allocated to our reporting segments. Between the three months ended June 30, 2016 and 2015, administrative expenses increased $1.6 million, due, in part, to higher costs incurred for a system conversion in 2016. In the same period, compensation costs decreased $0.6 million, which was the net effect of lower overall bonus accruals, offset by higher costs incurred in 2016 that were not directly attributable to reportable segments and therefore, unallocated. For comparisons between the six months ended June 30, 2016 and 2015, the period in 2015 reflected only one quarter of depreciation, compensation and administrative expenses post-Combination.
Other Gain, Net—This reflects the change in fair value of the contingent consideration in connection with the Combination, which was an unrealized gain of $1.1 million for the three and six months ended June 30, 2015 compared to an unrealized gain of $0.7 million for the three months ended June 30, 2016 and an unrealized loss of $9.1 million for the six months ended June 30, 2016. The changes in fair value to-date have been driven largely by our Class A common stock price as the contingent consideration is payable in shares of the Company, and to a lesser extent, equity volatilities, projected performance targets and probabilities of achieving those targets.

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
Funds from Operations
We calculate FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which defines FFO as net income or loss calculated in accordance with GAAP, excluding extraordinary items, as defined by GAAP, gains and losses from sales of depreciable real estate and impairment write-downs associated with depreciable real estate, plus real estate-related depreciation and amortization, and after similar adjustments for unconsolidated partnerships and joint ventures. Included in FFO are gains and losses from sales of assets which are not depreciable real estate such as loans receivable, investments in unconsolidated joint ventures as well as investments in debt and other equity securities, as applicable.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Net income attributable to common stockholders	$42,956	$47,906	$61,091	$51,463
Adjustments for FFO attributable to common interests in Operating Company and common stockholders:
Net income attributable to noncontrolling common interests in Operating Company	7,918	9,138	11,339	9,138
Real estate depreciation and amortization	41,908	37,198	90,319	69,343
Impairment of real estate	2,461	64	4,214	1,608
Gain on sales of real estate	(5,933)	(545)	(57,198)	(724)
Less: Adjustments attributable to noncontrolling interests in investment entities (1)	(10,730)	(10,602)	5,544	(18,006)
FFO attributable to common interests in Operating Company and common stockholders	$78,580	$83,159	$115,309	$112,822
__________
(1)    The components of adjustments attributable to noncontrolling interests in investment entities for FFO are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
FFO adjustments attributable to noncontrolling interests in investment entities:
Real estate depreciation and amortization	$12,939	$11,211	$31,390	$18,449
Impairment of real estate	1,868	—	3,368	166
(Gain) loss on sales of real estate	(4,077)	(609)	(40,302)	(609)
	$10,730	$10,602	$(5,544)	$18,006

Information About Our Real Estate Portfolios
Real Estate Equity Portfolio
The following tables set forth certain information regarding investment properties wholly-owned or partially owned by us that are consolidated and presented as real estate assets, net, on the condensed consolidated balance sheet as of June 30, 2016. At June 30, 2016, no single tenant represented a significant portion of in-place leases. Certain properties are pledged as security under our secured debt, as described in Note 11 to our consolidated financial statements.

Light Industrial Platform

Location (Markets)	Property Type	Number of Properties	Number of Buildings	Rentable Square Feet (in thousands)	Annualized Base Rent (in thousands) (1)	Percentage Leased	Number of Leases	Lease Expiration (2)	Year Acquired
United States
Atlanta	Industrial	70	84	8,286	$32,049	94%	233	7/2016 to 4/2030	2014-2015
Austin	Industrial	3	4	236	1,479	94%	14	9/2016 to 8/2025	2014
Chicago	Industrial	34	34	3,972	16,375	93%	50	7/2016 to 12/2026	2014
Dallas	Industrial	51	58	6,142	21,129	96%	150	7/2016 to 4/2040	2014-2015
Denver	Industrial	8	8	1,128	4,666	98%	24	7/2016 to 3/2026	2014
Houston	Industrial	10	21	1,713	8,907	95%	52	7/2016 to 8/2026	2014
Kansas City	Industrial	9	9	1,664	5,812	98%	24	7/2016 to 11/2024	2014
Maryland	Industrial	3	5	431	2,214	100%	12	7/2016 to 12/2023	2015-2016
Memphis	Industrial	3	3	383	752	85%	5	2/2017 to 9/2024	2014
Minneapolis	Industrial	14	15	1,993	9,052	90%	55	7/2016 to 10/2025	2014-2015
New Jersey South / Philadelphia (3)	Industrial	29	30	3,328	14,361	93%	70	7/2016 to 4/2027	2014-2015
Orlando	Industrial	7	7	1,224	5,585	93%	21	9/2016 to 6/2021	2014 / 2016
Phoenix	Industrial	12	17	1,645	7,471	93%	50	10/2016 to 8/2024	2014-2015
Salt Lake City	Industrial	15	16	1,269	5,218	93%	33	7/2016 to 11/2023	2014
St. Louis	Industrial	8	8	1,355	4,503	87%	16	8/2016 to 7/2024	2014
Tampa	Industrial	4	9	617	3,095	95%	34	10/2016 to 1/2024	2014
Total (4)		280	328	35,386	$142,668	94%	843
Other Real Estate Equity—Held for Investment

Location	Property Type	Number of Properties	Number of Buildings	Rentable Square Feet (in thousands)	Annualized Base Rent (in thousands) (1)	Percentage Leased	Number of Leases	Lease Expiration (2)	Year Acquired (5)
Net Leased (6)
Minnesota	Office	1	1	502	9,568	100%	1	7/2016 to 9/2020	2013
France	Office	1	3	187	2,610	100%	1	11/2027	2015
Norway	Office	1	26	1,291	17,660	100%	1	6/2030	2015
Switzerland	Education	2	20	304	13,849	100%	2	1/2035	2015
		5	50	2,284	43,687
Others
Various U.S. states	Hotel	12	12	NA	NA	(7)	(7)	NA	2012
Arizona	Office	1	1	458	5,439	60%	19	12/2016 to 6/2022	2013
Italy (8)	Mixed Use	78	80	578	4,999	34%	43	12/2016 to 3/2021	2014
Spain	Industrial	36	36	2,608	11,931	100%	36	10/2016 to12/2029	2014, 2016
United Kingdom	Office	23	35	999	11,749	91%	108	7/2016 to 11/2070	2014, 2015
United Kingdom	Mixed Use	30	65	3,335	35,409	94%	237	9/2016 to 3/2040	2015, 2016
France	Office	1	5	171	420	11%	2	12/2022	2016
		181	234	8,149	69,947
		186	284	10,433	$113,634
__________

(1)
Represents annualized fixed base rental amount in effect as of June 30, 2016 using rental revenue computed on a straight-line basis in accordance with GAAP and excludes the impact of amortization of above- and below-market lease values. Rents denominated in foreign currencies have been translated at the applicable currency exchange rate at June 30, 2016.

(2)	Lease expiration excludes renewal options and tenant ground leases.
(3) Properties include one parcel of vacant land.

(4)	Includes five properties with five buildings totaling 562,000 rentable square feet located in Atlanta, Memphis and Minneapolis and 81% leased in aggregate that were held for sale at June 30, 2016.

(5)	Reflects year of initial acquisition for properties held through joint ventures that were consolidated on April 2, 2015.

(6)	These are net leased properties in which tenants are responsible for all operating expenses associated with the properties.

(7)	Comprise hotel properties held for investment located in eight states totaling 912 rooms with average occupancy of 75%.

(8)	Excludes one building with approximately 218,000 square feet that is subject to development.

Real Estate Debt Portfolio
Our real estate debt investment segment comprises originations and acquisitions of senior and subordinated loans and debt securities, including purchased credit-impaired ("PCI") loans. The following table presents the collateral diversification of our consolidated loan portfolio and our proportionate share at June 30, 2016. Carrying values of loans held for investment are presented net of allowance for loan losses.

	Total Portfolio		Company's Proportionate Share
(Amounts in thousands)	Unpaid Principal Balance	Carrying Values	Unpaid Principal Balance	Carrying Values	Weighted Average Coupon
Loans Held for Investment
Non-PCI Loans
Residential	$100,129	$99,916	$50,065	$49,958	13.8%
Multifamily	696,381	689,416	653,740	648,444	5.5%
Office	576,486	567,756	443,255	441,321	6.8%
Retail	638,014	637,779	516,709	516,309	8.0%
Hospitality	900,105	891,408	525,923	521,285	9.7%
Industrial	32,140	32,003	31,942	31,804	5.5%
Other commercial	223,248	222,285	218,160	217,242	7.7%
Land	159,733	161,361	79,866	80,680	11.2%
	3,326,236	3,301,924	2,519,660	2,507,043
PCI Loans
Residential	46,537	27,460	16,270	10,784
Multifamily	152,978	108,693	58,879	43,504
Office	88,366	46,352	41,445	17,002
Retail	156,387	127,112	57,409	49,361
Hospitality	45,953	31,451	8,360	5,661
Industrial	97,031	74,922	34,105	27,590
Other commercial	115,540	65,938	22,688	11,974
Land	109,329	38,343	22,634	7,793
	812,121	520,271	261,790	173,669
Total loans held for investment, net	$4,138,357	$3,822,195	$2,781,450	$2,680,712

Liquidity and Capital Resources
Our current primary liquidity needs are to fund:

•	acquisitions of our target assets and related ongoing commitments;

•	our general partner commitments to our future funds and co-investment commitments to other investment vehicles;

•	our operations, including compensation, administrative and overhead costs;

•	distributions to our stockholders;

•	principal and interest payments on our borrowings, including interest obligation on our convertible debt; and

•	income tax liabilities of taxable REIT subsidiaries and of the Company subject to limitations as a REIT.
Our current primary sources of liquidity are:

•	cash on hand;

•	our credit facilities;

•	fees received from our investment management business;

•	cash flow generated from our investments, both from operations and return of capital;

•	proceeds from full or partial realization of investments;

•	investment-level financing;

•	proceeds from public or private equity and debt offerings; and

•	capital commitments from limited partners of sponsored funds.

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
Common Stock—Our board of directors declared the following dividends in 2016:

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 25, 2016	March 31, 2016	April 15, 2016	$0.40
May 5, 2016	June 30, 2016	July 15, 2016	0.40
August 3, 2016	September 30, 2016	October 14, 2017	0.40
Preferred Stock—We are required to make quarterly cash distributions on our outstanding preferred stock. Dividends are payable on or about the 15th of each January, April, July and October.

		Shares Outstanding June 30, 2016 (In thousands)	Quarterly Cash Distributions
Description	Dividend Rate Per Annum		Total (In thousands)	Per Share
Series A 8.5% Cumulative Redeemable Perpetual	8.50%	10,080	$5,355	$0.53125
Series B 7.5% Cumulative Redeemable Perpetual	7.50%	3,450	1,617	0.46875
Series C 7.125% Cumulative Redeemable Perpetual	7.125%	11,500	5,121	0.44530
		25,030	$12,093
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
Investment-Level Financing
We have various forms of investment-level financing from commercial banks on several of our loan and real estate equity investments, described as secured debt in Note 11 to the Consolidated Financial Statements.
We entered into two warehouse facilities with commercial banks in February 2014 and April 2015, which provided $150 million under each facility, to partially finance loans within our Transitional CRE lending platform. In October 2015, the April 2015 facility was increased by $100 million, resulting in a total of $400 million available under both facilities. As of August 5, 2016, a combined $240.3 million was available to be drawn under our warehouse facilities.
In July 2015, we closed on a $100 million revolving credit facility to pursue additional acquisitions under the Light Industrial Platform segment. As of August 5, 2016, all $100 million was available to be drawn on this facility.
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
Additionally, as described in Note 10 to the Consolidated Financial Statements, on June 2, 2016, the Company obtained commitments from lenders to amend the JPM Credit Agreement to establish a new $400 million bridge loan facility. This bridge facility will be used to fund the refinancing of certain specified borrowings of NSAM, NRF and their affiliates and/or transaction expenses in connection with the consummation of transactions contemplated by the Merger Agreement. These commitments will terminate automatically on the earliest of: (i) the date of termination of the Merger Agreement; (ii) the closing of the Merger without the use of the bridge facility; and (iii) March 17, 2017, the outside date under the Merger Agreement. Borrowings under the bridge facility will be made in a single drawing on the closing date of the Merger and will mature 364 days from that date. Prepayments and repayments under the bridge loans may not be reborrowed. Any undrawn commitments under the bridge facility will automatically be terminated on the closing date of the Merger.
The maximum amount available at any time is limited by a borrowing base of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of adjusted net book value or a multiple of base management fee EBITDA (as defined in the JPM Credit Agreement).
As of August 5, 2016, the borrowing base valuation was sufficient to permit borrowings of up to the entire $850 million commitment, of which $348 million was available to be drawn.

The JPM Credit Agreement contains covenants and restrictions requiring us to meet certain financial ratios. At June 30, 2016, we were in compliance with all of the financial covenants, as follows:

	Covenant Level	Actual Level at June 30, 2016
Financial covenant as defined in the Credit Agreement:
Consolidated Tangible Net Worth	Minimum $1,915 million	$2,564 million
Consolidated Fixed Charge Coverage Ratio	Minimum 1.50 to 1.00	2.44 to 1.00
Consolidated Interest Coverage Ratio	Minimum 3.00 to 1.00	16.64 to 1.00
Consolidated Leverage Ratio	Maximum 0.65 to 1.00	0.43 to 1.00
Convertible Senior Notes
Convertible Senior Notes issued by us and that remain outstanding are described in Note 11 to the Consolidated Financial Statements.
Public Offerings
In April 2015, we issued 11,500,000 shares of our 7.125% Series C Preferred Stock, par value $0.01 per share, pursuant to a public offering under our current registration statement. In May 2015, we entered into separate “at-the-market” equity distribution agreements with certain sales agents to offer and sell, from time to time, shares of our common stock. See additional information included in Note 15 to the Consolidated Financial Statements and in “—Dividends” above.
We may in the future offer and sell various types of securities under our current shelf registration statement, as well as sell shares under our "at-the-market" offering program. These securities may be issued from time to time at our discretion based on our needs and depending upon market conditions and available pricing.
Cash and Cash Flows
The following table summarizes our cash flow activity for the periods presented:

	Six Months Ended June 30,
(In thousands)	2016	2015
Net cash provided by (used in):
Operating activities	$190,122	$127,996
Investing activities	154,968	(1,081,772)
Financing activities	(303,496)	931,153
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
Investing activities during the six months ended June 30, 2016 generated a net cash inflow of $155.0 million compared to a net cash outflow of $1.1 billion during the six months ended June 30, 2015. For the six months ended June 30, 2016, cash outflows for acquisitions of real estate assets was $228.9 million with sales of real estate assets generating proceeds of $225.0 million, while cash inflows from loan repayments of $198.3 million exceeded net disbursements on loan originations of $154.1 million. For the six months ended June 30, 2015, we acquired $720.9 million of real estate assets, incurred cash outflows of

$474.6 million for loan originations, received $199.5 million from loan repayments, and our contributions to equity method and cost method investments, net of distributions was $191.9 million.
Financing Activities
The Company’s main financing activities are cash proceeds from borrowings secured by our investments, drawdowns from our credit facility as well as issuance of preferred stock, common stock or convertible senior notes. Subsequent to the Combination in April 2015, as we consolidate most of our joint venture investments, contributions from and distributions to noncontrolling interests in investment entities, primarily our co-investment funds or to a lesser extent, unaffiliated third parties, form a larger part of our financing activities. For the six months ended June 30, 2016 and 2015, cash provided by our financing activities were sourced primarily from secured borrowings and drawdowns from our credit facility. Additionally, for the six months ended June 30, 2016, distributions of $289.1 million were made to noncontrolling interests in investment entities, of which a significant amount was related to proceeds from sale of a foreclosed property in Germany.

Contractual Obligations, Commitments and Contingencies
We have contractual obligations in the form of debt obligations, as described in Note 11 to our Consolidated Financial Statements as well as contingent consideration related to the Combination, subject to achievement of performance targets, as described in Note 21 to our Consolidated Financial Statements. We have investment commitments in connection with our investments in unconsolidated joint ventures, consolidated investments and general partner commitments to sponsored funds, as well as lease commitments, as described in Note 21 to our Consolidated Financial Statements.
Off-Balance Sheet Arrangements
In connection with financing arrangements for certain unconsolidated joint ventures, the Company provided customary non-recourse carve-out guarantees. The Company believes that the likelihood of making any payments under the guarantees is remote and no liability has been recorded as of June 30, 2016.

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

Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Other than the adoption of a new accounting policy for investment in debt securities, which is included in Note 2 to our consolidated financial statements, there have been no changes to our critical accounting policies or those of our unconsolidated joint ventures since the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
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
The interest rate sensitivity table below illustrates the projected impact of changes in interest rates in 1% increments on our net income for twelve months, assuming no changes in our interest-bearing assets and liabilities mix as it stood at June 30, 2016, and excludes investments accounted for under the equity method. The maximum decrease in the interest rates is assumed to be the actual applicable index at June 30, 2016, predominantly the 1-Month LIBOR. All applicable indices were less than 1% at June 30, 2016.

(Amounts in thousands) Affected Line Item in the Consolidated Statement of Operations	+2.00%	+1.00%	Maximum Decrease in Applicable Index
Interest income	$38,477	$19,239	$(9,070)
Interest expense	(52,713)	(26,852)	12,026
Net (loss) income	(14,236)	(7,613)	2,956
Net (loss) income attributable to noncontrolling interests in investment entities	(8,281)	(4,480)	1,992
Net (loss) income attributable to Operating Company	$(5,955)	$(3,133)	$964
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

Foreign Currency Risk
We have foreign currency rate exposures related to our foreign currency-denominated investments. Changes in foreign currency rates can adversely affect the fair values and earnings of our non-U.S. holdings. As of June 30, 2016, we had approximately €295.5 million, £122.2 million, CHF56.5 million and NOK 900.1 million or a total of $656.5 million, in European investments. A 1% change in these foreign currency rates would result in a $6.6 million increase or decrease in translation gain or loss on our investments in unconsolidated joint ventures, loan investments and real estate assets. We mitigate this risk by utilizing currency instruments to hedge the capital portion of our foreign currency risk. The types of hedging instruments that we employed on our European investments were forwards and costless collars (buying a protective put while writing an out-of-the-money covered call with a strike price at which the premium received is equal to the premium of the protective put purchased) which involved no initial capital outlay. The puts were structured with strike prices up to 10% lower than our cost basis in such investments, thereby limiting any foreign exchange fluctuations to up to 10% of the original capital invested in the deal. At June 30, 2016, our share of net tax-effected accumulated foreign exchange loss on the European investments was approximately $21.6 million, net of effect of hedging.
The following table summarizes the aggregate notional amount of the foreign exchange contracts in place, along with various key terms as of June 30, 2016. The maturity dates of these instruments approximate the projected dates of related cash flows for specific investments. Termination or maturity of currency hedging instruments may result in an obligation for payment to or from the counterparty to the hedging agreement. We are exposed to credit loss in the event of non-performance by counterparties for these contracts. To manage this risk, we select major international banks and financial institutions as counterparties and perform a quarterly review of the financial h    ealth and stability of our trading counterparties. Based on our review as of June 30, 2016, we do not expect any counterparty to default on its obligations.

Hedged Currency	Instrument Type	Notional Amount (in thousands)		FX Rates ($ per unit of foreign currency)	Range of Expiration Dates
EUR	FX Collar		€145,625	Min $1.09 / Max $1.53	July 2017 to January 2021
GBP	FX Collar		£134,000	Min $1.40 / Max $1.82	September 2017 to December 2020
EUR	FX Forward		€121,150	Range between $1.10 to $1.27	September 2016 to January 2019
GBP	FX Forward		£75,150	Range between $1.33 to $1.51	July 2016 to December 2018
CHF	FX Forward	CHF	55,545	Range between $1.47 to $1.50	January 2030
NOK	FX Forward	NOK	923,000	$0.12	November 2016
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
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2016.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. Legal Proceedings.
The Company may be involved in litigations and claims in the ordinary course of business. As of June 30, 2016, the Company was not involved in any material legal proceedings.

ITEM 1A. Risk Factors.
Risks Relating to the Proposed Merger of the Company, NSAM and NRF
NSAM, the Company and NRF common stockholders cannot be sure of the market price of Colony NorthStar class A common stock they will receive as consideration.
Upon completion of the Merger, NSAM, the Company and NRF common stockholders will receive shares of Colony NorthStar common stock. Prior to the Merger, there has not been and will not be established public trading for Colony NorthStar common stock. The market price of Colony NorthStar class A common stock following the Merger will be unknown until the commencement of trading following completion of the Merger.
The exchange ratios are fixed and generally will not be adjusted for changes affecting the Company, NSAM and NRF (the “Companies”).
Each of the NSAM exchange ratio, Colony class A exchange ratio, Colony class B exchange ratio and NRF exchange ratio is fixed and may be adjusted only under certain limited circumstances as set forth in the Merger Agreement and as described in the Form S-4 filed with the SEC on July 28, 2016 (the “Form S-4”), including the joint proxy statement/prospectus (the “joint proxy statement/prospectus”), and will not be adjusted to reflect any changes in the trading prices of NSAM, the Company or NRF common stock on the NYSE between the signing of the Merger Agreement and the closing of the Merger.
Completion of the Merger is subject to many conditions and if these conditions are not satisfied or waived, the Merger will not be completed.
Completion of the Merger is subject to many conditions which must be satisfied or waived under the Merger Agreement in order for the Merger to be completed including, among others, receipt of each of the NSAM stockholder approval, Colony stockholder approval and NRF stockholder approval.
In addition, NSAM, the Company and NRF each may terminate the Merger Agreement under certain circumstances, including, among other reasons, if the Merger is not completed by the outside date. If the Merger is not consummated, the market price of each Company’s common stock may decline.
There can be no assurance that the conditions to the closing of the Merger will be satisfied or waived. For example, Colony NorthStar’s ability to qualify as a REIT depends on its acquisition of the Company’s and NRF’s qualifying REIT assets in the Merger. Accordingly, in order for counsel to Colony NorthStar to deliver the REIT qualification opinion that is a condition to the closing of the Merger, the Merger must be completed sufficiently early in 2017 to allow Colony NorthStar to project, and its counsel to reasonably assume, that Colony NorthStar will satisfy the REIT income and asset tests for the entire taxable year of the Merger. The date by which the Merger must be completed for these purposes may be significantly earlier than the outside date. A delay in the closing of the Merger could therefore preclude Colony NorthStar from being able to satisfy the REIT requirements for the year of the closing and from obtaining the REIT qualification opinion that is a condition to closing.
Accordingly, there can be no assurance that the Merger will be completed.
NSAM, the Company or NRF may waive one or more of the closing conditions without re-soliciting stockholder approval.
NSAM, the Company or NRF may determine to waive, in whole or in part, one or more of the conditions to their obligations to consummate the Merger. NSAM, the Company or NRF currently expect to evaluate the materiality of any waiver and its effect on NSAM’s stockholders, the Company’s stockholders or NRF’s stockholders, as applicable, in light of the facts and circumstances at the time to determine whether any amendment of the joint proxy statement/prospectus or any re-solicitation of proxies or voting cards is required in light of such waiver. Any determination whether to waive any condition to the Merger and whether to re-solicit stockholder approval or amend the joint proxy statement/prospectus as a result of a waiver will be made by NSAM, the Company or NRF, as applicable, at the time of such waiver based on the facts and circumstances as they exist at that time.

If the Merger does not occur, one or more of the Companies may incur payment obligations to the others.
If the Merger Agreement is terminated under certain circumstances, NSAM may be required to pay NRF and the Company a total termination fee of $92 million or transaction expenses of up to $20 million (depending on the specific circumstances), NRF may be required to pay NSAM and the Company a total termination fee of up to $49 million, which includes $3 million that NRF would be required to pay NSAM pursuant to the agreement by and among NSAM, NRF and NSAM J-NRF Ltd., dated as of June 2, 2016, or transaction expenses of up to $20 million (depending on the specific circumstances) and the Company may be required to pay NSAM and NRF a total termination fee of $92 million or transaction expenses of up to $20 million (depending on the specific circumstances).
The pendency of the Merger could adversely affect the business and operations of the Companies.
Due to the operating covenants in the Merger Agreement, each of the Companies may be unable, during the pendency of the Merger, to take certain actions without the consent of the other Companies, even if such actions would otherwise prove beneficial to such Company’s stockholders. Those operating covenants will continue to apply until the Merger occurs, which will take place no earlier than January 4, 2017 even if the conditions to the closing of the Merger would have been satisfied prior to that time, unless otherwise agreed by the Companies.
The common stockholders of NSAM, the Company and NRF, each as a group, will hold a significantly smaller share of Colony NorthStar following the closing of the Merger, than they do as stockholders of each of the Companies currently.
Following the Merger, former NSAM stockholders, former Company stockholders and former NRF stockholders are expected to hold approximately 32.85%, 33.25% and 33.90%, respectively, of Colony NorthStar immediately after the completion of the Merger, on a fully diluted basis, excluding the effect of certain equity-based awards issuable in connection with the Merger. Consequently, NSAM, the Company and NRF common stockholders, each as a group, will exercise less influence over the management and policies of Colony NorthStar after the completion of the Merger than they currently exercise over the management and policies of NSAM, the Company and NRF, as applicable.
In addition, unlike NSAM and NRF currently, Colony NorthStar will have Colony NorthStar class B common stock outstanding with voting rights equal to 36.5 votes per share of Colony NorthStar class B common stock. Following the Merger, former NSAM stockholders, former Company stockholders and former NRF stockholders are expected to hold approximately 34%, 33% and 33%, respectively, of the voting power of Colony NorthStar common stock upon the completion of the Merger
If the Company’s financing for the refinancing of certain existing borrowings of NSAM, the Company and NRF becomes unavailable or is insufficient, the Merger may not be completed.
The Company has obtained financing commitments to fund the refinancing of certain specified borrowings of the Companies and their affiliates in connection with the consummation of the Merger. The financing commitments are subject to certain conditions, which may or may not be satisfied. In addition, even if these conditions are satisfied, the amount of financing under those financing commitments may be reduced or the cost of obtaining such financing may be increased if certain conditions are not satisfied. In the event that the financing contemplated by those financing commitments is not available or is available in less than the expected amount, other necessary financing may not be available on acceptable terms, in a timely manner or at all. If alternative financing is available, it could be more costly than that reflected in the financing commitments, which would have a negative impact on Colony NorthStar’s results of operations following the Merger. The Merger Agreement provides that no party will be required to consummate the Merger if, subject to certain conditions, financing is unavailable and following the Merger, Colony NorthStar will not have sufficient unrestricted cash to repay certain specified borrowings and all transaction expenses. As a result, if the financing provided for in the financing commitments obtained by the Company is not available, is insufficient and/or the Companies are unable to secure additional funds through alternative sources,the Merger may not be completed.
The Merger Agreement contains provisions that could discourage a potential competing acquirer of NSAM, the Company or NRF or could result in any competing proposal being at a lower price than it might be otherwise.
The Merger Agreement contains ‘‘no shop’’ provisions that, subject to limited exceptions, restrict each Company’s ability to solicit, initiate, encourage, facilitate or discuss, or provide any confidential or non-public information with regard to, competing third-party proposals to acquire all, or a significant part, of NSAM, the Company or NRF. In addition, any Company that receives a potentially superior offer or proposal not in violation of the ‘‘no shop’’ provisions is required to give the other Companies the opportunity to match or exceed the competing proposal before the Company is permitted to accept such potentially superior proposal. Upon termination of the Merger Agreement to accept a superior proposal, NSAM, the Company or NRF may be required to pay a termination fee to NSAM, the Company or NRF, as applicable.
In addition, the Company’s stockholders holding approximately 16% of the voting power of the Company have agreed to vote in favor of the transactions contemplated by the Merger Agreement and against other acquisition proposals and certain other actions and transactions.

These provisions, among others described in the joint proxy statement/prospectus: (i) could discourage a potential competing acquirer that might have an interest in acquiring all, or a significant part, of NSAM, the Company or NRF from considering or proposing an acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than the market value proposed to be received or realized in the Merger; or (ii) might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee or expense reimbursement that may become payable in certain circumstances.
If the Merger is approved, the date on which NSAM, the Company and NRF common stockholders will receive common stock in Colony NorthStar is uncertain.
Even if the Merger is approved by the respective stockholders of the Companies, the date on which the Merger is consummated and NSAM, the Company and NRF common stockholders will receive common stock in Colony NorthStar will remain uncertain, and may not occur at all. Although the Companies expect that the Merger will be completed in January 2017 (but not before January 4, 2017), the completion date of the Merger might be later than expected due to delays in obtaining regulatory approvals from certain regulatory and governmental authorities or other unforeseen events. In addition, there can be no assurance that the Merger will be completed even if the required stockholder approvals are obtained.
These regulatory and governmental entities may impose conditions on the granting of such approvals and if such regulatory and governmental entities seek to impose such conditions, lengthy negotiations may ensue among such regulatory or governmental entities, NSAM, the Company and NRF. Such conditions and the process of obtaining regulatory approvals could have the effect of delaying completion of the Merger and such conditions may not be satisfied for an extended period of time following the special meetings of each of NSAM’s, the Company’s and NRF’s stockholders. Such conditions may also impose additional costs or limitations on the combined company following the completion of the Merger, including the requirement that the respective NSAM, Company and NRF businesses divest certain assets if necessary in order to obtain certain regulatory approvals, and may limit the ability of the combined company to integrate parts of the NSAM, Company and NRF businesses and negatively impact the ultimate composition of Colony NorthStar. These conditions may therefore reduce the anticipated benefits of the Merger, which could also have a material adverse effect on the combined company’s business and cash flows and results of operations, and neither NSAM, the Company nor NRF can predict what, if any, changes may be required by regulatory or governmental authorities whose approvals are required. The regulatory approvals may not be received at all, may not be received in a timely fashion, and may contain conditions on the completion of the Merger. Subject to the terms of the Merger Agreement, NSAM, the Company and NRF have each agreed to use their reasonable best efforts to take all actions necessary, proper or desirable to complete the Merger and related transactions contemplated by the Merger Agreement.
The Merger Agreement includes restrictions on the ability of each of the Companies to make distributions to its stockholders, even if it would otherwise have net income and net cash available to make such distributions.
Pursuant to the Merger Agreement:

•
NSAM is permitted to make distributions to its common stockholders of up to $0.10 per share of NSAM common stock in each quarter of 2016 and a pro rata portion of the $0.10 per share dividend for any partial period of the first calendar quarter of 2017 and prior to the closing of the Merger. The NSAM board is also permitted to declare a special dividend in cash in respect of NSAM common stock in an aggregate amount of $128 million to be paid in 2017 prior to the closing of the Merger.

•
The Company is permitted to make distributions to its common stockholders of up to $0.40 per share of the Company’s common stock in each quarter of 2016 and a pro rata portion of the $0.40 per share dividend for any partial period of the first calendar quarter of 2017 and prior to the closing of the Merger.

•
NRF is permitted to make distributions to its common stockholders of up to $0.40 per share of NRF common stock in each quarter of 2016 and a pro rata portion of the $0.40 per share dividend for any partial period of the first calendar quarter of 2017 and prior to the closing of the Merger.

Given their status as REITs, the Company and NRF may need to (and are permitted to under the Merger Agreement) make certain minimum distributions in excess of the above limits. In the event the amounts of permitted dividends described above are exceeded, pursuant to a distribution necessary for the Company or NRF, as applicable, to qualify as a REIT or to avoid the incurrence of any income or excise tax, the Colony class A exchange ratio, Colony class B exchange ratio and NRF exchange ratio, as applicable, will be adjusted
Although the Companies generally have agreed to use their reasonable best efforts to close the Merger as promptly as practicable in accordance with the Merger Agreement, certain factors, which include obtaining the NSAM stockholder approval, Colony stockholder approval and NRF stockholder approval, could delay the closing. Therefore, even if NSAM, the Company or NRF has available net income or net cash to make distributions to its common stockholders and satisfies any other conditions to make such distributions, the terms of the Merger Agreement could prohibit such action.

The Companies will be subject to business uncertainties and certain operation restrictions until consummation of the Merger.
Uncertainty about the effect of the Merger on employees and clients may have an adverse effect on the Companies or the combined company following the Merger. These uncertainties could disrupt the business of the Companies and impair their ability to attract, retain and motivate key personnel until the Merger is completed, and cause clients and others that deal with the Companies to seek to change existing business relationships, cease doing business with the Companies or cause potential new clients to delay doing business with the Companies until the Merger has been completed successfully. Retention and motivation of certain employees may be challenging during the pendency of the Merger due to uncertainty about their future roles and difficulty of integration. If key employees depart because of issues related to the uncertainty and difficulty of integration or a desire not to remain with the combined company, Colony NorthStar’s business following the Merger could be negatively impacted. In addition, the Merger Agreement restricts the parties thereto from making certain acquisitions and investments and taking other specified actions until the Merger occurs without the consent of the other parties. These restrictions may prevent the Companies from pursuing attractive business opportunities that may arise prior to the completion of the Merger.
The shares of Colony NorthStar common stock to be received by NSAM, the Company and NRF common stockholders as a result of the Merger will have rights different from the shares of NSAM, the Company and NRF common stock.
Upon completion of the Merger, the rights of former NSAM, Company and NRF common stockholders who become Colony NorthStar common stockholders will be governed by the Colony NorthStar charter and Colony NorthStar bylaws and the Maryland General Corporation Law (“MGCL”). The rights associated with NSAM, the Company and NRF common stock are different from the rights to be associated with Colony NorthStar common stock after the Merger.
If counterparties to certain agreements with NSAM, the Company or NRF do not consent to the Merger, change of control rights under those agreements may be triggered, which could cause the combined company to lose the benefit of such agreements and incur liabilities or replacement costs.
Each of NSAM, the Company and NRF is a party to one or more agreements that will require NSAM, the Company or NRF, as applicable, to obtain consents from third parties in connection with the Merger. If these consents cannot be obtained, the counterparties to these contracts and other third parties with whom NSAM, the Company and/or NRF currently have relationships may have the ability to terminate, reduce the scope of or otherwise materially adversely alter their relationships with any or all three of the parties in anticipation of the Merger, or with the combined company following the Merger. The pursuit of such rights may result in NSAM, the Company, NRF or the combined company suffering a loss of potential future revenue or incurring liabilities in connection with a breach of such agreements and may result in the loss of rights that are material to the combined company’s business. Any such disruptions could limit the combined company’s ability to achieve the anticipated benefits of the Merger. The adverse effect of such disruptions could also be exacerbated by a delay in the completion of the Merger or the termination of the Merger Agreement.
Some of the directors and executive officers of NSAM, the Company and NRF have interests in seeing the Merger completed that are different from, or in addition to, those of the other NSAM, the Company and NRF common stockholders.
Some of the directors and executive officers of NSAM, the Company and NRF have arrangements that provide them with interests in the Merger that are different from, or in addition to, the common stockholders of NSAM, the Company and NRF generally. These interests include, among other things, the continued service as a director or an executive officer of Colony NorthStar following the Merger and certain rights to continuing indemnification, directors’ and officers’ liability insurance and other amounts and benefits that may become payable to them in connection with the Merger. These interests, among other things, may influence the directors and executive officers of NSAM, the Company and NRF to support or approve the Merger.
Failure to complete contemplated asset divestitures could adversely affect Colony NorthStar’s credit profile.
Under the Merger Agreement, NRF is required, in good faith, to continue to seek to consummate certain asset sales that NRF was already exploring, the proceeds of which are expected to be used to repay borrowings or pay transaction costs. There can be no assurance that NRF will be able to consummate any such assets sales on favorable terms or at all. Any potential asset sales would be dependent upon a number of factors that may be beyond NRF’s control, including, among other factors, market conditions, industry trends, the interest of third parties in NRF’s assets and the availability of financing to potential buyers on reasonable terms.
If NRF is unable to divest such assets, or if it is unable to do so on favorable terms, Colony NorthStar may have greater than anticipated borrowings as of the closing, which would impact negatively its credit profile, and could therefore impact negatively its ability to enhance its credit profile in the future and/or make attractive acquisitions.

Failure to complete the Merger could negatively affect the stock price and the future business and financial results of each of NSAM, the Company and NRF.
If the Merger Agreement is terminated and the Merger is not completed for any reason, including as a result of NSAM, the Company or NRF stockholders’ failing to approve the necessary proposals, each Company’s ongoing business could be adversely affected and, without realizing any of the benefits of having completed the Merger, may be subject to several risks, including that:

•	each Company may experience negative reactions from the financial markets, including negative impacts on their respective stock prices;

•	each Company may experience negative reactions from their respective customers and employees;

•
each Company will be required to pay certain costs relating to the Merger, whether or not the Merger is completed, and, depending on the circumstances relating to a termination, may be required to pay a termination fee of $92 million in the case of NSAM and the Company or $49 million in the case of NRF or transaction expenses of up of $20 million;

•	management focus and resources of each Company may be diverted from operational matter and other strategic opportunities while working to implement the Merger.
Risks Relating to an Investment in Colony NorthStar Following the Proposed Merger
Colony NorthStar may not realize the anticipated benefits of the Merger.
NSAM, the Company and NRF entered into the Merger Agreement because each believes that the Merger will be beneficial to the Companies and stockholders of the Companies and that combining the businesses of NSAM, the Company and NRF will produce benefits and cost savings. If the combined company is not able to combine successfully the businesses of NSAM, the Company and NRF in an efficient and effective manner, the anticipated benefits and cost savings of the Merger may not be realized fully, or at all, or may take longer to realize than expected, and the value of Colony NorthStar common stock may be adversely affected.
An inability to realize the full extent of the anticipated benefits of the Merger and related transactions contemplated by the Merger Agreement, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, level of expenses and operating results of the combined company, which may adversely affect the value of Colony NorthStar common stock following the Merger.
The management of the combined company will have to dedicate substantial effort to integrating the businesses of NSAM, the Company and NRF during the integration process. These efforts may divert management’s focus and resources from the combined company’s business, corporate initiatives or strategic opportunities. In addition, the actual integration may result in additional and unforeseen expenses and the anticipated benefits of the integration may not be realized. Actual growth and cost savings, if achieved, may be lower than what the combined company expects and may take longer to achieve than anticipated. Difficulties associated with managing Colony NorthStar’s larger and more complex portfolio could prevent Colony NorthStar from realizing the anticipated benefits of the Merger and have a material adverse effect on its business. If Colony NorthStar is not able to address integration challenges adequately, the combined company may be unable to integrate successfully the operations of NSAM, the Company and NRF or to realize the anticipated benefits of the integration of the three Companies.
As discussed above, the senior management of the Companies is expected to change, especially with respect to NSAM and NRF. The changes in senior management could negatively impact the results of operations of Colony NorthStar, particularly as it relates to the business associated with NSAM and NRF prior to the Merger.
Following the completion of the Merger, Colony NorthStar will face risks different from those faced by NSAM, the Company and NRF today, which may affect Colony NorthStar’s results of operations and the market price of Colony NorthStar class A common stock.
Colony NorthStar’s business will differ from that of NSAM, the Company and NRF, and, accordingly, the results of operations and financial condition of Colony NorthStar after the Merger may be affected by factors different from those affecting NSAM’s, the Company’s or NRF’s results of operations and financial condition prior to the Merger. Examples of differences between NSAM’s, the Company’s and NRF’s businesses and the new or increased risks Colony NorthStar may face after the Merger include:

•
a large increase in the amount of assets under management and a diversification of types of assets under management, which may create risks related to scaling and combining of the platforms necessary to manage the combined assets of the Companies;

•	additional conflicts between and among the clients and managed companies of the Companies;

•	certain investment vehicles managed by NSAM and the Company may compete for investment opportunities and may be adversely impacted to the extent such opportunities are allocated between them;

•	Colony NorthStar’s possible failure to successfully implement its plan to optimize its combined portfolio consisting primarily of owned real estate; and

•
a larger and newly combined team of management and employees may require time to become fully effective and may not be able to achieve Colony NorthStar’s anticipated synergies and higher earnings growth.

In particular for current NSAM stockholders, Colony NorthStar will be treated as a REIT for tax purposes and, as a result of requirements in order maintain REIT status, Colony NorthStar’s flexibility to structure its operations and enter new lines of business will be significantly more limited than the flexibility enjoyed by NSAM currently. Both NRF and the Company are already REITs.
The market price of Colony NorthStar class A common stock may be volatile and holders of Colony NorthStar class A common stock could lose a significant portion of their investment due to drops in the market price of Colony NorthStar class A common stock following completion of the Merger.
The market price of Colony NorthStar class A common stock may be volatile and following completion of the Merger, stockholders may not be able to resell their Colony NorthStar common stock at or above the implied price at which they acquired such Colony NorthStar common stock pursuant to the Merger Agreement or otherwise due to fluctuations in the market price of Colony NorthStar class A common stock, including changes in market price caused by factors unrelated to the combined company’s operating performance or prospects. Specific factors that may have a significant effect on the market price of Colony NorthStar class A common stock following completion of the Merger include, among others, the following:

•	changes in stock market analyst recommendations or earnings estimates regarding the combined company’s common stock, other companies comparable to it or companies in the industries they serve;

•	actual or anticipated fluctuations in the combined company’s operating results or future prospects;

•	reactions to public announcements by the combined company;

•	strategic actions taken by the combined company or its competitors, such as the intended business separations, acquisitions or restructurings;

•
failure of the combined company to achieve the perceived benefits of the transactions, including financial results and anticipated synergies, as rapidly as or to the extent anticipated by financial or industry analysts;

•	adverse conditions in the financial market or general U.S. or international economic conditions, including those resulting from war, incidents of terrorism and responses to such events; and

•	sales of common stock by the combined company, members of its management team or significant stockholders.
The Company’s tax protection agreement could limit the combined company’s ability to sell certain properties, engage in a strategic transaction or reduce its level of indebtedness, which could materially and adversely affect the combined company.
Prior to the closing of the Merger, the Company, the OP, Colony Capital LLC, CCH Management Partners I, LLC, FHB Holding LLC and Richard B. Saltzman (each, a “protected member”), intend to enter into a tax protection agreement (the “TPA”).
The TPA will provide that each protected member will be indemnified on an after-tax basis for any Section 704(c) gain, calculated as provided in the TPA, as a result of a transaction occurring during the period commencing on June 3, 2016 and ending on the fifth anniversary of the closing of the Merger and that is considered to be a sale of the tax goodwill or going concern value or airplane owned by the OP and contributed (directly or indirectly) by such protected members (collectively, the “protected property”), other than on transfers to the protected members or persons or entities related to the protected members. The TPA will also apply to a merger or other transaction that would convert interests in the OP held by the protected members to cash or otherwise result in a taxable disposition of such interests, but would not apply to a transaction in which the equity interests of the protected members are maintained in a manner that does not trigger gain or offers the protected members the option to roll over their investment into an equity interest that is substantially equivalent (including value, profit and loss share, distribution rights and liquidity) to the equity interests exchanged in such transaction.
If the combined company’s tax indemnification obligations were to be triggered under these agreements, the combined company would be required to pay damages for the resulting tax consequences to the protected members and the calculation of damages will not be based on the time value of money or the time remaining within the restricted period. Moreover, these obligations may restrict the combined company’s ability to engage in a strategic transaction. In addition, these obligations may require the combined company to maintain more or different indebtedness than the combined company would otherwise require for the company’s business. The OP estimates that if all of its assets subject to the TPA were sold in a taxable transaction immediately after the completion of the Merger, its indemnification obligations (based on tax rates applicable for the taxable year ending December 31, 2016 and exchange values and including additional payments to compensate the protected members for additional tax liabilities resulting from the indemnification payments) would be approximately $410 million.
Tax consequences to holders of operating partnership units upon a sale or refinancing of the combined company’s properties may cause the interests of certain members of the combined company’s senior management team to differ from your own.
As a result of the unrealized built-in gain attributable to a property at the time of contribution, some holders of operating partnership units, including the protected members may suffer different and more adverse tax consequences than holders of common stock or other holders of operating partnership units upon the sale or refinancing of the properties owned by the operating partnership, including disproportionately greater allocations of items of taxable income and gain upon a realization event.
As those holders will not receive a correspondingly greater distribution of cash proceeds, they may have different objectives regarding the appropriate pricing, timing and other material terms of any sale or refinancing of certain properties, or whether to sell or refinance such properties at all. As a result, the effect of certain transactions on the protected members may influence their decisions affecting these properties and may cause them to attempt to delay, defer or prevent a transaction that might otherwise be in the best interests of the combined company’s other stockholders.
As a result of entering into the TPA described in the above risk factor, the protected members may have an incentive to cause the company to enter into transactions from which they may personally benefit.
Each of the Companies prior to the closing, and Colony NorthStar following the closing of the Merger, expects to incur significant costs in connection with the consummation of the Merger and the integration of the Companies.
Each of the Companies prior to the closing, and Colony NorthStar following the closing, expects to incur significant costs in connection with consummating the Merger and integrating the portfolios of NSAM, the Company and NRF into Colony NorthStar, including unanticipated costs and the assumption of known and unknown liabilities. While each of the Companies and Colony NorthStar have assumed that a certain level of transaction and integration expenses will be incurred, there are factors beyond each of the Companies and Colony NorthStar’s control that could affect the total amount or the timing of its integration expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. Although NSAM, the Company and NRF expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the three businesses, should allow the combined company to offset these incremental expenses over time, the net benefit may not be achieved in the near term, or at all.
Colony NorthStar cannot assure you that it will be able to continue paying distributions equal to the levels projected by the Companies to be paid following the Merger or at the levels currently paid by NSAM, the Company and NRF individually.
Colony NorthStar common stockholders may not receive distributions equal to the levels projected by the Companies to be paid following the Merger or equivalent to the levels currently paid by NSAM, the Company or NRF for various reasons, including, but not limited to, the following:

•	Colony NorthStar may not have enough unrestricted funds to pay such distributions due to changes in Colony NorthStar’s cash requirements, capital spending plans, cash flow or financial position

•
decisions on whether, when and in which amounts to make any future distributions will be at the discretion of the Colony NorthStar board and will be dependent on then-existing conditions, including the combined company’s financial condition, earnings, legal requirements, including limitations under Maryland law, restrictions in Colony NorthStar’s borrowing agreements that limit its ability to pay dividends to stockholders, the rights of holders of Colony NorthStar preferred stock to receive dividends in respect of such shares prior to Colony NorthStar being permitted to pay any dividends in respect of Colony NorthStar common stock and other factors the Colony NorthStar board deems relevant; and

•	Colony NorthStar may desire to retain cash to improve its credit profile or for other reasons
In particular, the Companies currently anticipate that the level of distributions to be paid by Colony NorthStar will be lower than the level of distributions currently paid by NRF. Following the closing of the Merger, common stockholders of Colony NorthStar will have no contractual or other legal right to distributions that have not been declared by the Colony NorthStar board.

Colony NorthStar’s operating results after the Merger may differ materially from the pro forma information presented in the Form S-4.
The unaudited pro forma condensed consolidated financial statements in the Form S-4 are presented for illustrative purposes only and are not necessarily indicative of what Colony NorthStar’s actual financial condition or results of operations will be when the Merger is completed on the dates indicated in the Form S-4. The unaudited pro forma condensed consolidated financial statements reflect adjustments based upon preliminary estimates that may change and assumptions about the Merger that may prove incorrect over time. Accordingly, the final acquisition accounting adjustments may differ materially from the pro forma adjustments reflected in the Form S-4. Colony NorthStar’s operating results after the Merger may be materially different from those shown in the pro forma information presented in the Form S-4, which represents only a combination of NSAM’s, the Company’s and NRF’s respective historical results.
At the closing of the Merger, Colony NorthStar will assume liabilities and obligations of NSAM, the Company and NRF.
Following and by virtue of completion of the Merger, Colony NorthStar will have assumed the liabilities and obligations of NSAM, the Company and NRF, including NRF’s obligations under its exchangeable senior notes and the Company’s obligations under its convertible notes. These liabilities could have a material adverse effect on Colony NorthStar’s business to the extent the Companies have not identified such liabilities or have underestimated the nature, amount or significance, based on amount or otherwise, of such liabilities.
Colony NorthStar may be unable to retain necessary NSAM, Company and/or NRF personnel successfully after the Merger is completed.
The success of the Merger will depend in part on the combined company’s ability to retain the key employees currently employed by the Companies. It is possible that these employees may decide not to remain with NSAM, the Company or NRF, as applicable, while the Merger is pending or with Colony NorthStar after the Merger is consummated. If key employees terminate their employment, or if an insufficient number of employees are retained to maintain effective operations, Colony NorthStar’s business activities may be adversely affected and management’s attention may be diverted from successfully integrating the Companies to hire suitable replacements, all of which may cause Colony NorthStar’s business to suffer. In addition, Colony NorthStar may not be able to locate suitable replacements for any key employees or to offer employment to potential replacements on reasonable terms. Further, it is expected that certain current executive officers of NSAM and NRF will depart after providing transition services to Colony NorthStar which may cause Colony NorthStar’s business to be adversely affected.
In connection with the Merger, Colony NorthStar is expected to refinance certain existing borrowings of NSAM, the Company and NRF. The Company’s and NRF’s preferred stock and Colony NorthStar’s level of outstanding borrowings following the completion of the Merger could adversely affect Colony NorthStar’s ability to raise additional capital and to meet its obligations under its existing borrowings.
In connection with the Merger, Colony NorthStar expects to refinance a total of approximately $2.7 billion of outstanding borrowings of NSAM, the Company and NRF and will also assume the Company’s and NRF’s existing obligations under their outstanding series of preferred stock. Colony NorthStar’s obligations under the terms of its expected borrowings at closing and its preferred stock could impact Colony NorthStar negatively. For example, it could:

•	limit Colony NorthStar’s ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

•	restrict Colony NorthStar from making strategic acquisitions or cause the combined company to make non-strategic divestitures;

•	restrict Colony NorthStar from paying dividends to its stockholders;

•	increase Colony NorthStar’s vulnerability to general economic and industry conditions; and

•
require a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on the combined company’s borrowings, thereby reducing Colony NorthStar’s ability to use cash flow to fund its operations, capital expenditures and future business opportunities.

Holders of Colony NorthStar preferred stock would receive, upon Colony NorthStar’s voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of Colony NorthStar common stock, their respective liquidation preferences as well as any accrued and unpaid distributions. These payments would reduce the amount of the remaining assets of Colony NorthStar, if any, available for distribution to holders of its common stock.

General market conditions and unpredictable factors, including conditions and factors different from those affecting the Company preferred stock and NRF preferred stock currently, could adversely affect market prices of Colony NorthStar preferred stock after being exchanged for outstanding Company preferred stock and NRF preferred stock.
There can be no assurance about the market prices of Colony NorthStar preferred stock that will be exchanged for the Company preferred stock and NRF preferred stock, as applicable, in connection with the Merger. Several factors, many of which are beyond the control of Colony NorthStar, could influence the market prices of Colony NorthStar preferred stock, including:

•	whether Colony NorthStar declares or fails to declare dividends on the Colony NorthStar preferred stock from time to time;

•	real or anticipated changes in the credit ratings assigned to the Colony NorthStar securities;

•	Colony NorthStar’s creditworthiness and credit profile;

•	interest rates;

•	developments in the securities, credit and housing markets, and developments with respect to financial institutions generally;

•	the market for similar securities; and

•	economic, corporate, securities market, geopolitical, regulatory or judicial events that affect Colony NorthStar, the asset management or real estate industries or the financial markets generally.
Shares of Colony NorthStar common stock and preferred stock will rank junior to all indebtedness of, and other non-equity claims on, Colony NorthStar with respect to assets available to satisfy such claims. The market prices of Colony NorthStar class A common stock and Colony NorthStar preferred stock may be affected by factors different from those currently affecting the market prices of Colony class A common stock, the Company preferred stock, NRF common stock or NRF preferred stock.
Certain provisions of Maryland law may limit the ability of a third party to acquire control of Colony NorthStar, which could depress the market price of Colony NorthStar class A common stock.
Certain provisions of the MGCL may have the effect of inhibiting a third party from acquiring Colony NorthStar or of impeding a change of control under circumstances that otherwise could provide Colony NorthStar’s stockholders with the opportunity to realize a premium over the then-prevailing market price of Colony NorthStar class A common stock, including:

•
‘‘business combination’’ provisions that, subject to limitations, prohibit certain business combinations between an ‘‘interested stockholder’’ (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding shares of voting stock or an affiliate or associate of the corporation who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding stock of the corporation) or an affiliate of any interested stockholder and Colony NorthStar for five years after the most recent date on which the stockholder becomes an interested stockholder and thereafter imposes two super-majority stockholder voting requirements on these combinations; and

•
‘‘control share’’ provisions that provide that holders of ‘‘control shares’’ of Colony NorthStar (defined as voting shares of stock that, if aggregated with all other shares of stock owned or controlled by the acquirer, would entitle the acquirer to exercise one of three increasing ranges of voting power in electing directors) acquired in a ‘‘control share acquisition’’ (defined as the direct or indirect acquisition of issued and outstanding ‘‘control shares’’) have no voting rights except to the extent approved by stockholders by the affirmative vote of at least two-thirds of all of the votes entitled to be cast on the matter, excluding all interested shares.

Pursuant to the Maryland Business Combination Act, the Colony NorthStar board has exempted any business combinations between Colony NorthStar and any person, provided that any such business combination is first approved by the Colony NorthStar board (including a majority of Colony NorthStar’s directors who are not affiliates or associates of such person). Consequently, the five-year prohibition and the super-majority vote requirements do not apply to business combinations between Colony NorthStar and any of its interested stockholders (or their affiliates). As a result, such parties may be able to enter into business combinations with Colony NorthStar that may not be in the best interest of the Colony NorthStar stockholders, without compliance with the supermajority vote requirements and the other provisions in the statute. The Colony NorthStar bylaws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions by any person of shares of Colony NorthStar stock. There can be no assurance that these resolutions or exemptions will not be amended or eliminated at any time in the future.

Additionally, Title 3, Subtitle 8 of the MGCL permits the Colony NorthStar board, without stockholder approval and regardless of what currently is provided in the Colony NorthStar charter and Colony NorthStar bylaws, to implement certain takeover defenses, such as a classified board, some of which Colony NorthStar does not have.
Tax Risks Relating to the Proposed Merger
If the Merger does not qualify as a ‘‘reorganization’’ within the meaning of Section 368(a) of the Code, stockholders participating in such merger may be required to pay substantial U.S. federal income taxes.
Although the parties intend that the Merger will qualify as a ‘‘reorganization’’ within the meaning of Section 368(a) of the Code, it is possible that the Internal Revenue Service (the “IRS”) could assert that the Merger fails to so qualify. If the IRS were to be successful in any such contention, or if for any other reason any such merger were to fail to qualify as a ‘‘reorganization,’’ each U.S. holder participating in any such merger would recognize gain or loss with respect to all such U.S. holder’s shares of stock based on the difference between: (i) that U.S. holder’s tax basis in the relevant shares; and (ii) the aggregate cash and the fair market value of the shares of stock received in the applicable merger.
REITs are subject to a range of complex organizational and operational requirements.
To qualify as a REIT, Colony NorthStar must distribute with respect to each taxable year at least 90% of its net income (excluding capital gains) to its stockholders. A REIT must also meet certain other requirements, including with respect to the nature of its income and assets and the ownership of its stock. For any taxable year that Colony NorthStar fails to qualify as a REIT, it will not be allowed a deduction for dividends paid to its stockholders in computing its net taxable income and thus would become subject to federal, state and local income tax as if it were a regular taxable corporation. In such an event, Colony NorthStar could be subject to potentially significant tax liabilities. Unless entitled to relief under certain statutory provisions, Colony NorthStar would also be disqualified from treatment as a REIT for the four taxable years following the year in which it lost its qualification. If Colony NorthStar were to fail to qualify as a REIT, the market price of its common stock could decline, and Colony NorthStar could need to reduce substantially the amount of distributions to its stockholders as a result of any increased tax liability.
Colony NorthStar may incur adverse tax consequences if the Company or NRF were to fail to qualify as a REIT for U.S. federal income tax purposes prior to the Merger.
It is a condition to the closing of the Merger that each of the Company and NRF receive an opinion of counsel to the effect that it has qualified as a REIT for U.S. federal income tax purposes under the Code through the time of the Merger. Neither the Company nor NRF, however, has requested or plans to request a ruling from the IRS that it qualifies as a REIT. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury Regulations that have been promulgated under the Code is greater in the case of a REIT that holds its assets through a partnership (such as the Company and NRF). The determination of various factual matters and circumstances not entirely within the control of the Company or NRF may have affected its ability to qualify as a REIT.
If, notwithstanding the opinions described above, the Company’s or NRF’s REIT status prior to the Merger were successfully challenged, Colony NorthStar would face serious tax consequences that would substantially reduce its core funds from operations (“Core FFO”), and cash available for distribution (“CAD”), including cash available to pay dividends to its stockholders, because:

•
The Company or NRF, as applicable, would be subject to U.S. federal, state and local income tax on its net income at regular corporate rates for the years it did not qualify as a REIT (and, for such years, would not be allowed a deduction for dividends paid to stockholders in computing its taxable income) and Colony NorthStar would succeed to the liability for such taxes;

•
if Colony NorthStar were considered to be a ‘‘successor’’ of such entity, it would not be eligible to elect REIT status until the fifth taxable year following the year during which such entity was disqualified, unless it is entitled to relief under applicable statutory provisions;

•
Colony NorthStar, even if eligible to elect REIT status, would be subject to tax (at the highest corporate rate in effect at the date of the sale) on the built-in gain on each asset of the Company or NRF, as applicable, existing at the time of the Merger if Colony NorthStar were to dispose of such asset for up to ten years following the Merger; and

•
Colony NorthStar would succeed to any earnings and profits accumulated by the Company or NRF, as applicable, for tax periods that such entity did not qualify as a REIT and Colony NorthStar would have to pay a special dividend and/or employ applicable deficiency dividend procedures (including interest payments to the IRS) to eliminate such earnings and profits to maintain its REIT qualification.

If there is an adjustment to the Company’s or NRF’s taxable income or dividends paid deductions, Colony NorthStar could elect to use the deficiency dividend procedure to maintain the Company’s or NRF’s, as applicable, REIT status. That deficiency dividend procedure could require Colony NorthStar to make significant distributions to its stockholders and to pay significant interest to the IRS.
As a result of these factors, the Company’s or NRF’s failure to qualify as a REIT prior to the Merger could impair Colony NorthStar’s ability after the Merger to expand its business and raise capital and could materially adversely affect the value of Colony NorthStar’s stock.
Risks Related to Our Business
The United Kingdom’s impending departure from the European Union could adversely affect us.
The United Kingdom held a referendum on June 23, 2016 in which a majority of voters voted to exit the European Union (“Brexit”). Negotiations are expected to commence to determine the future terms of the United Kingdom’s relationship with the European Union, including, among other things, the terms of trade between the United Kingdom and the European Union. The effects of Brexit will depend on any agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. Brexit could adversely affect European and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the sterling and euro. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, results of operations, financial condition and cash flows, and could negatively impact the market value of our Class A common stock.

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

2.1
Agreement and Plans of Merger, dated as of June 2, 2016, among NorthStar Realty Finance Corp., Colony Capital, Inc., NorthStar Asset Management Group Inc., New Polaris Inc., New Sirius Inc., NorthStar Realty Finance Limited Partnership, Sirius Merger Sub-T, LLC and New Sirius Merger Sub, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 8, 2016)

3.1*	Second Amended and Restated Bylaws of Colony Capital Inc., as amended
10.1
Amended and Restated Guarantee and Collateral Agreement, dated as of March 31, 2016, by and among Colony Capital Operating Company, LLC and the other signatories thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit A of Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 5, 2016).

10.2
First Amendment to Contribution and Implementation Agreement, dated June 2, 2016, by and among Colony, Colony Capital OP, Colony Capital, LLC, Colony Capital Holdings, LLC, Colony Capital OP Subsidiary, LLC, CCH Management Partners I, LLC, FHB Holding LLC and Saltzman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2016)

10.3
First Amendment to Employment Agreement, Lock-Up Agreement and Restrictive Covenant Agreement, dated as of June 2, 2016, by and among Colony and Thomas J. Barrack, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 8, 2016)

10.4
First Amendment to Employment Agreement, Share Transfer Agreement and Restrictive Covenant Agreement, dated as of June 2, 2016, by and among Colony and Richard B. Saltzman (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 8, 2016)

10.5*	Amendment No. 2 to the Master Repurchase Agreement, dated as of March 31, 2016, by and among CMC Loan Funding A, LLC, CMC Loan Funding B, LLC and JPMorgan Chase Bank, N.A.
10.6*	Amended and Restated Guarantee Agreement, dated as of March 31, 2016, by and between Colony Capital Operating Company, LLC and JPMorgan Chase Bank, N.A.
12.1*	Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Dividends
31.1*	Certification of Richard B. Saltzman, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Darren J. Tangen, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Richard B. Saltzman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Darren J. Tangen, Chief Financial Officer and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**
Financial statements from the Quarterly Report on Form 10-Q of Colony Capital, Inc. for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Comprehensive Income, (4) Condensed Consolidated Statements of Equity, (5) Condensed Consolidated Statements of Cash Flows and (6) Notes to Condensed Consolidated Financial Statements.

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
Dated: August 9, 2016

COLONY CAPITAL, INC.

By:	/s/ Richard B. Saltzman
Richard B. Saltzman
Chief Executive Officer and President

By:	/s/ Darren J. Tangen
Darren J. Tangen
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)