Form 10-Q
period 2016-09-30
Colony Capital, Inc.
filed 2016-11-09
CIK 1467076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 4, 2016, 113,384,407 shares of the Registrant's Class A common stock and 527,131 shares of Class B common stock were outstanding.

COLONY CAPITAL, INC.

PART I—FINANCIAL INFORMATION
ITEM 1.    Financial Statements.
COLONY CAPITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Cash	$440,173	$185,854
Loans receivable, net
Held for investment	3,685,654	4,048,477
Held for sale	56,357	75,002
Real estate assets, net
Held for investment	3,294,122	3,132,218
Held for sale	195,391	297,887
Equity method investments	906,159	824,597
Other investments (including $23,882 and $0 at fair value)	123,618	99,868
Goodwill	680,127	678,267
Deferred leasing costs and intangible assets, net (including $8,241 and $9,872 related to real estate held for sale)	313,445	325,513
Due from affiliates	13,718	11,713
Other assets (including $12,707 and $3,704 related to real estate held for sale)	437,877	359,914
Total assets	$10,146,641	$10,039,310
LIABILITIES AND EQUITY
Liabilities:
Accrued and other liabilities (including $8,742 and $9,101 related to real estate held for sale)	$333,754	$325,589
Due to affiliates—contingent consideration	39,350	52,990
Dividends and distributions payable	65,924	65,688
Debt, net (including $103,524 and $8,769 related to assets held for sale)	3,472,362	3,587,724
Convertible senior notes, net	592,382	591,079
Total liabilities	4,503,772	4,623,070
Commitments and contingencies (Note 21)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share; $625,750 liquidation preference; 50,000 shares authorized; 25,030 shares issued and outstanding	250	250
Common stock, $0.01 par value per share
Class A, 449,000 shares authorized; 113,401 and 111,694 shares issued and outstanding	1,134	1,118
Class B, 1,000 shares authorized; 527 and 546 shares issued and outstanding	5	5
Additional paid-in capital	3,039,416	2,995,243
Distributions in excess of earnings	(183,585)	(131,278)
Accumulated other comprehensive loss	(23,897)	(18,422)
Total stockholders’ equity	2,833,323	2,846,916
Noncontrolling interests in investment entities	2,406,753	2,138,925
Noncontrolling interests in Operating Company	402,793	430,399
Total equity	5,642,869	5,416,240
Total liabilities and equity	$10,146,641	$10,039,310
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

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Cash	$7,110	$2,453
Loans receivable, net	1,015,049	1,193,859
Real estate assets, net	8,935	9,016
Other assets	74,898	94,796
Total assets	$1,105,992	$1,300,124
Liabilities
Debt, net	$632,828	$806,728
Accrued and other liabilities	63,172	80,619
Total liabilities	$696,000	$887,347
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLONY CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income
Interest income	$98,275	$142,269	$291,496	$289,676
Property operating income	92,505	86,435	279,470	213,458
Income from equity method investments	16,684	6,879	72,226	44,184
Fee income (including $17,232, $22,506, $49,346 and $44,065 from affiliates, respectively)	17,233	23,070	49,347	45,068
Other income (including $1,441, $2,054, $3,502 and $4,051 from affiliates, respectively)	4,054	4,325	10,071	8,108
Total income	228,751	262,978	702,610	600,494
Expenses
Management fees (including $5,897 of share-based payments for the nine months ended September 30, 2015)	—	—	—	15,062
Investment and servicing expenses (including $366 reimbursed to affiliates for the nine months ended September 30, 2015)	5,115	6,804	17,448	15,383
Transaction costs	6,190	254	18,638	18,152
Interest expense	42,196	38,027	126,635	95,544
Property operating expenses	28,903	35,615	89,469	85,531
Depreciation and amortization	43,593	42,656	129,276	101,609
Provision for loan losses	6,569	26,495	17,412	30,937
Impairment loss	941	317	5,461	767
Compensation expense (including $450 reimbursed to affiliates for the nine months ended September 30, 2015)	29,582	25,734	80,689	54,993
Administrative expenses (including $1,922 reimbursed to affiliates for the nine months ended September 30, 2015)	12,891	11,154	38,760	26,731
Total expenses	175,980	187,056	523,788	444,709
Gain on sale of real estate assets, net	11,151	5,732	68,114	6,472
Gain on remeasurement of consolidated investment entities, net	—	—	—	41,486
Other gain (loss), net	4,573	(6,491)	18,270	(8,282)
Income before income taxes	68,495	75,163	265,206	195,461
Income tax benefit	3,409	3,598	865	2,599
Net income	71,904	78,761	266,071	198,060
Net income attributable to noncontrolling interests:
Investment entities	32,744	22,264	130,508	62,580
Operating Company	4,189	7,200	15,528	16,338
Net income attributable to Colony Capital, Inc.	34,971	49,297	120,035	119,142
Preferred dividends	12,093	12,094	36,066	30,476
Net income attributable to common stockholders	$22,878	$37,203	$83,969	$88,666
Earnings per common share:
Basic	$0.20	$0.33	$0.73	$0.79
Diluted	$0.20	$0.32	$0.73	$0.79
Weighted average number of common shares outstanding:
Basic	112,423	111,443	112,133	110,758
Diluted	112,423	136,138	112,133	126,976
Dividends declared per common share	$0.40	$0.38	$1.20	$1.12
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLONY CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$71,904	$78,761	$266,071	$198,060
Other comprehensive income (loss), net of tax:
Net change in fair value of marketable securities	287	—	393	(451)
Net change in fair value of cash flow hedges	(114)	67	(227)	(277)
Foreign currency translation adjustments:
Foreign currency translation gain (loss)	4,827	9,018	(13,107)	59,651
Change in fair value of net investment hedges	(4,795)	9,838	2,248	(16,934)
Net foreign currency translation adjustments	32	18,856	(10,859)	42,717
Other comprehensive income (loss)	205	18,923	(10,693)	41,989
Comprehensive income	72,109	97,684	255,378	240,049
Comprehensive income attributable to noncontrolling interests:
Investment entities	35,331	23,530	126,283	82,247
Operating Company	3,820	10,066	14,535	22,814
Comprehensive income attributable to stockholders	$32,958	$64,088	$114,560	$134,988
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLONY CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at December 31, 2014	$135	$1,096	$2,512,743	$(68,003)	$(28,491)	$2,417,480	$518,313	$—	$2,935,793
Net income	—	—	—	119,142	—	119,142	62,580	16,338	198,060
Other comprehensive income	—	—	—	—	15,846	15,846	19,667	6,476	41,989
Issuance of 7.125% Series C Cumulative Redeemable Perpetual Preferred Stock	115	—	287,385	—	—	287,500	—	—	287,500
Issuance of Class A common stock	—	14	37,375	—	—	37,389	—	—	37,389
Issuance of Class B common stock	—	6	14,765	—	—	14,771	—	—	14,771
Issuance of units in Operating Company	—	—	—	—	—	—	—	568,794	568,794
Offering Costs	—	—	(9,406)	—	—	(9,406)	—	—	(9,406)
Share-based compensation	—	7	11,239	—	—	11,246	—	—	11,246
Consolidation of investment entities	—	—	—	—	—	—	1,700,114	—	1,700,114
Contributions from noncontrolling interests	—	—	—	—	—	—	225,999	—	225,999
Distributions to noncontrolling interests	—	—	—	—	—	—	(463,019)	(16,312)	(479,331)
Preferred stock dividends	—	—	—	(31,272)	—	(31,272)	—	—	(31,272)
Common stock dividends declared ($1.12 per share)	—	—	—	(124,994)	—	(124,994)	—	—	(124,994)
Reallocation of equity (Note 2)	—	—	139,168	—	—	139,168	—	(139,168)	—
Balance at September 30, 2015	$250	$1,123	$2,993,269	$(105,127)	$(12,645)	$2,876,870	$2,063,654	$436,128	$5,376,652

Balance at December 31, 2015	$250	$1,123	$2,995,243	$(131,278)	$(18,422)	$2,846,916	$2,138,925	$430,399	$5,416,240
Net income	—	—	—	120,035	—	120,035	130,508	15,528	266,071
Other comprehensive loss	—	—	—	—	(5,475)	(5,475)	(4,225)	(993)	(10,693)
Repurchase of preferred stock	(10)	—	(19,988)	—	—	(19,998)	—	—	(19,998)
Reissuance of preferred stock to an equity method investee	10	—	19,988	—	—	19,998	—	—	19,998
Redemption of units in Operating Company for cash and Class A common stock	—	8	16,126	—	—	16,134	—	(18,691)	(2,557)
Share-based compensation	—	10	10,316	—	—	10,326	—	—	10,326
Shares canceled for tax withholding on vested stock awards	—	(2)	(2,860)	—	—	(2,862)	—	—	(2,862)
Contributions from noncontrolling interests	—	—	—	—	—	—	596,427	—	596,427
Distributions to noncontrolling interests	—	—	—	—	—	—	(428,394)	(25,384)	(453,778)
Acquisition of noncontrolling interests	—	—	725	—	—	725	(4,688)	—	(3,963)
Preferred stock dividends	—	—	—	(36,066)	—	(36,066)	—	—	(36,066)
Common stock dividends declared ($1.20 per share)	—	—	—	(136,276)	—	(136,276)	—	—	(136,276)
Reallocation of equity (Notes 2 and 16)	—	—	19,866	—	—	19,866	(21,800)	1,934	—
Balance at September 30, 2016	$250	$1,139	$3,039,416	$(183,585)	$(23,897)	$2,833,323	$2,406,753	$402,793	$5,642,869
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLONY CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities
Net income	$266,071	$198,060
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discount and net origination fees on purchased and originated loans	(19,081)	(18,218)
Accretion in excess of cash receipts on purchased credit impaired loan	(8,515)	—
Paid-in-kind interest added to loan principal	(34,889)	(19,639)
Straight-line rents	(9,665)	(8,959)
Amortization of above- and below-market lease values, net	1,693	2,560
Amortization of deferred financing costs	19,306	15,575
Income from equity method investments	(72,226)	(44,184)
Distributions of income from equity method investments	62,761	54,469
Provision for loan losses	17,412	30,937
Impairment of real estate and intangible assets	5,461	767
Depreciation and amortization	129,276	101,609
Share-based compensation	10,326	11,246
Net gain on remeasurement of net assets of consolidated investment entities	—	(41,486)
Change in fair value of contingent consideration	(13,640)	(15,760)
Gain on sales of real estate assets, net	(68,114)	(6,472)
Foreign currency loss recognized on repayment of loans receivable	—	31,179
Changes in operating assets and liabilities:
(Increase) decrease in due from affiliates	(4,268)	2,359
Decrease in other assets	7,236	968
Increase in accrued and other liabilities	16,171	47,493
Decrease in due to affiliates	—	(12,236)
Other adjustments, net	(4,596)	(8,111)
Net cash provided by operating activities	300,719	322,157
Cash Flows from Investing Activities
Contributions to equity method and cost method investments	(150,168)	(339,222)
Distributions of capital from equity method and cost method investments	79,028	340,157
Investments in purchased loans receivable, net of seller financing	(101,606)	(2,327)
Net disbursements on originated loans	(328,835)	(823,660)
Repayments of loans receivable	461,335	286,030
Proceeds from sales of loans receivable	188,551	—
Cash receipts in excess of accretion on purchased credit impaired loans	81,414	361,156
Disbursements on acquisition of real estate assets, related intangibles and leasing commissions	(373,005)	(779,192)
Proceeds from sales of real estate assets	344,271	87,251
Investment in marketable securities	(23,324)	—
Acquisition of investment management business, net of cash acquired (Note 3)	—	(55,885)
Net proceeds from settlement of derivative instruments	7,840	32,567
Other investing activities, net	(2,023)	(5,717)
Net cash provided by (used in) investing activities	$183,478	$(898,842)

COLONY CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash Flows from Financing Activities
Proceeds from issuance of preferred stock, net	$—	$277,945
Dividends paid to preferred stockholders	(36,279)	(26,151)
Dividends paid to common stockholders	(135,656)	(122,900)
Line of credit borrowings	505,000	954,900
Line of credit repayments	(459,900)	(761,400)
Proceeds from secured financing	735,280	1,314,192
Secured financing repayments	(895,067)	(690,346)
Change in escrow deposits for financing arrangements	12,724	(10,231)
Payment of deferred financing costs	(17,346)	(18,031)
Contributions from noncontrolling interests	517,927	225,999
Distributions to noncontrolling interests	(447,599)	(471,066)
Repurchase of preferred stock	(19,998)	—
Reissuance of preferred stock to an equity method investee	19,998	—
Acquisition of noncontrolling interests	(3,963)	—
Other financing activities, net	(5,417)	—
Net cash (used in) provided by financing activities	(230,296)	672,911
Cash held by investment entities consolidated (Note 7)	—	75,412
Effect of exchange rates on cash	418	(5,611)
Net increase in cash	254,319	166,027
Cash, beginning of period	185,854	141,936
Cash, end of period	$440,173	$307,963

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$99,562	$76,045
Cash paid for income taxes	$4,451	$1,769
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends payable	$65,924	$63,017
Loan payoff proceeds held in escrow	$11,550	$—
Net settlement of redemption and investment in equity method investee	$117,241	$—
Foreclosures on collateral assets from originated or acquired debt	$121,694	$1,272
Contributions receivable from noncontrolling interests	$78,500	$—
Accrued and other liabilities assumed in connection with acquisitions, net of cash assumed	$—	$407
Deferred tax liability assumed in a real estate acquisition	$—	$29,987
Settlement of debt through issuance of units in Operating Company	$—	$10,000
Issuance of common stock for acquisition of investment management business	$—	$52,160
Issuance of units in Operating Company for acquisition of investment management business	$—	$558,794
Net assets of investment entities consolidated, net of cash assumed (Note 7)	$—	$2,637,278
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLONY CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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
Proposed Merger
On June 2, 2016, the Company entered into a definitive Agreement and Plans of Merger (the “Merger Agreement”) with NorthStar Asset Management Group Inc. ("NSAM") and NorthStar Realty Finance Corp. (“NRF”) under which the companies intend to combine in an all-stock merger transaction (the "Merger") to form Colony NorthStar, Inc. ("Colony NorthStar"), which will be the publicly-traded company of the combined organization.
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
The Company consolidates entities in which it has a controlling financial interest, by first considering if an entity meets the definition of a variable interest entity ("VIE") for which the Company is deemed to be the primary beneficiary, or otherwise, if the Company has the power to control an entity through a majority of voting interest or through other contractual arrangements.
Variable Interest—A variable interest in an entity is an economic arrangement that absorbs economic risks and rewards of the entity. For entities in which the Company has a variable interest, the Company determines if the entity is a VIE by considering (i) whether the entity lacks sufficient equity to finance its activities without additional subordinated financial support, or (ii) whether the entity’s equity holders lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the party that has a controlling financial interest in the VIE and consolidates the VIE. In determining whether the Company is the primary beneficiary of a VIE, the Company considers whether it individually has both (i) the power to direct the activities of the VIE that most significantly affect the entity’s performance, and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The Company also considers interests held by its related parties, including de facto agents. The Company assesses whether it is a member of a related party group that collectively meets the power and benefits criteria and, if so, whether the Company is most closely associated with the VIE. In performing this analysis, the Company considers both qualitative and quantitative factors, including, but not limited to: the amount and characteristics of its investment relative to the related party; the Company’s and the related party's ability to control or significantly influence key decisions of the VIE including consideration of involvement by de facto agents; the obligation or likelihood for the Company or the related party to fund operating losses of the VIE; and the similarity and significance of the VIE’s business activities to those of the Company and the related party. The determination of whether an entity is a VIE, and whether the Company is the primary beneficiary, involves significant judgment, including the determination of which activities most significantly affect the entities’ performance, and estimates about the current and future fair values and performance of assets held by the VIE.
Voting Interest—Unlike VIEs, voting interest entities have sufficient equity and equity investors exhibit the characteristics of a controlling financial interest through their voting rights. The Company consolidates such entities when it has the power to control these entities through ownership of a majority of the entities' voting interests or through other contractual arrangements.
At each reporting period, the Company reassesses whether changes in facts and circumstances result in a change in the status of an entity as a VIE or voting interest entity, and/or a change in the Company's consolidation conclusion. Changes in consolidation status are applied prospectively. An entity may be consolidated as a result of this reassessment, in which case the assets, liabilities and noncontrolling interests in the entity are recorded at fair value upon initial consolidation. Any existing equity interest held by the Company in the entity prior to the Company obtaining control will be remeasured at fair value, which may result in a gain or loss recognized upon consolidation. The Company may also deconsolidate a subsidiary as a result of this reassessment, which may result in a gain or loss recognized upon deconsolidation depending on the carrying values of deconsolidated assets and liabilities compared to the fair value of any retained interests.

Noncontrolling Interests
Noncontrolling Interests in Investment Entities—Noncontrolling interests in investment entities represent interests in consolidated real estate investment entities held primarily by Co-Investment Funds, which prior to the Combination, were managed by CCLLC or its affiliates, and to a lesser extent, held by unaffiliated third parties. Allocation of net income or loss is generally based upon relative ownership interests held by equity owners in each investment entity, or based upon contractual arrangements that may provide for disproportionate allocation of economic returns among equity interests, including hypothetical liquidation at book value, when applicable and substantive.
Changes in ownership interests held by noncontrolling interests in subsidiaries while the Company continues to maintain control over the subsidiaries are treated as equity transactions. The carrying amount of noncontrolling interests in subsidiaries are adjusted to reflect the change in their ownership interests. Differences, if any, between the adjusted carrying value of noncontrolling interests and the fair value of consideration received or paid are attributed to stockholders of the Company.
Noncontrolling Interests in Operating Company—Noncontrolling interests in Operating Company represent membership interests in OP held directly or indirectly by senior executives of the Company. A majority of the OP Units held by noncontrolling interests were issued as consideration for the Combination. Noncontrolling interests in OP are attributed a share of net income or loss in OP based on their weighted average ownership interest in OP during the period. At the end of each period, noncontrolling interests in OP is adjusted to reflect their ownership percentage in OP at the end of the period, through a reallocation between controlling and noncontrolling interests in OP, as applicable.
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
Investment in Debt Securities
The Company designates its investment in debt securities as available-for-sale (“AFS”), included in other investments on the consolidated balance sheet. AFS securities are carried at fair value with unrealized gains or losses included as a component of other comprehensive income. Upon disposition of AFS securities, the cumulative gains or losses in other comprehensive income is recognized in earnings using an average cost method.
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
Cash Flow Classifications—In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows, intended to reduce diversity in practice in certain classifications on the statement of cash flows. This guidance addresses eight types of cash flows, including clarifying how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows, as well as requiring an accounting policy election for classification of distributions received from equity method investees using either the cumulative earnings or nature of distributions approach, among others. Transition will generally be on a retrospective basis. ASU No. 2016-15 is effective for fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted, provided that all amendments within the guidance are adopted in the same period. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.

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
Upon consummation of the Combination, CCLLC's personnel became employees of the Company and the Company became an internally managed REIT. As a result of the Combination, the Company is able to sponsor new investment vehicles as general partner under the Colony name. The Company’s common stock, which was reclassified as Class A Common Stock, continues to be listed on the New York Stock Exchange ("NYSE") under the ticker symbol “CLNY.”
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

(In thousands, except per share data)	Nine Months Ended September 30, 2015
Pro forma:
Total income	$631,593
Net income attributable to Colony Capital, Inc.	135,372
Net income attributable to common stockholders	104,896
Earnings per common share:
Basic	$0.93
Diluted	$0.91

4. Variable Interest Entities
Securitizations
The Company securitizes loans receivable using VIEs as a source of financing. The securitization vehicles are structured as pass-through entities that receive principal and interest on the underlying mortgage loans and distribute those payments to the holders of the notes or certificates issued by the securitization vehicles. The loans are transferred into securitization vehicles such that these assets are restricted and legally isolated from the creditors of the Company, and therefore are not available to satisfy the Company's obligations but only the obligations of the securitization vehicles. The obligations of the securitization vehicles do not have any recourse to the general credit of any other consolidated entities, nor to the Company.
The Company retains beneficial interests in the securitization vehicles, usually equity tranches or subordinate securities. Affiliates of the Company or appointed third parties act as special servicer of the underlying collateral mortgage loans. The special servicer has the power to direct activities during the loan workout process on defaulted and delinquent loans as permitted by the underlying contractual agreements, which is subject to the consent of the Company, as the controlling class representative or directing holder who, under certain circumstances, has the right to unilaterally remove the special servicer. As the Company’s rights as the directing holder and controlling class representative provide the Company the ability to direct activities that most significantly impact the economic performance of the securitization vehicles—for example, responsibility over decisions related to loan modifications and workouts—the Company maintains effective control over the loans transferred into the securitization trusts. Considering the positions retained by the Company in the securitization vehicles together with its role as controlling class representative or directing holder, the Company is deemed to be the primary beneficiary and consolidates these securitization vehicles. Accordingly, these securitizations did not qualify as sale transactions and are accounted for as secured financing with the underlying mortgage loans pledged as collateral.
All of the underlying assets, liabilities, equity, revenues and expenses of the securitization vehicles are consolidated within the Company's consolidated financial statements. The Company’s exposure to the obligations of the securitization vehicles is generally limited to its investment in these entities, which was $410.0 million and $412.8 million at September 30, 2016 and December 31, 2015, respectively. The Company is not obligated to provide any financial support to these securitization vehicles and did not do so in the periods reported.
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

Sponsored Funds are established as limited partnerships or equivalent structures. The limited partners of Sponsored Funds do not have either substantive liquidation rights, or substantive kick-out rights without cause, or substantive participating rights, that could be exercised by a simple majority of limited partners or by a single limited partner. The absence of such rights, which represent voting rights in a limited partnership, results in the Sponsored Fund being considered a VIE. The Company invests alongside its Sponsored Funds through joint ventures between the Company and the Sponsored Funds. These co-investment joint ventures are consolidated by the Company. As general partner, the Company has capital commitments directly to the Sponsored Funds. The Company may also have capital commitments satisfied directly through the co-investment joint ventures in its capacity as an affiliate of the general partner. The nature of the Company's involvement with the Sponsored Funds comprise fee arrangements and equity interests. The fee arrangements are commensurate with the level of management services provided by the Company, and contain terms and conditions that are customary to similar at-market fee arrangements. The Company's equity interests in the Sponsored Funds absorb insignificant variability. As the Company acts in the capacity of an agent of the Sponsored Funds, the Company is not the primary beneficiary and does not consolidate the Sponsored Funds. The Company accounts for its equity interest in the Sponsored Funds under the equity method. The Company's equity method investment in Sponsored Funds was $1.5 million and $0.3 million at September 30, 2016 and December 31, 2015, respectively.

5. Loans Receivable
Loans Held For Investment
The following table provides a summary of the Company’s loans held for investment.

	September 30, 2016				December 31, 2015
(Amounts in thousands)	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon	Weighted Average Maturity in Years	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon	Weighted Average Maturity in Years
Non-PCI Loans
Fixed rate
Mortgage loans	$951,872	$939,940	9.1%	3.5	$882,935	$880,519	9.3%	3.9
Securitized mortgage loans	111,906	114,178	6.4%	15.9	135,519	138,366	6.4%	16.9
Mezzanine loans	423,193	420,289	12.2%	2.9	338,856	340,260	12.3%	3.5
	1,486,971	1,474,407			1,357,310	1,359,145
Variable rate
Mortgage loans	482,692	473,078	8.4%	1.0	643,013	627,374	7.2%	1.7
Securitized mortgage loans	898,052	897,414	5.8%	2.9	1,051,822	1,048,522	5.5%	3.4
Mezzanine loans	348,035	347,242	11.1%	0.9	348,091	347,267	10.8%	0.7
	1,728,779	1,717,734			2,042,926	2,023,163
	3,215,750	3,192,141			3,400,236	3,382,308
PCI Loans
Mortgage loans	784,373	538,037			1,008,839	693,934
Securitized mortgage loans	8,199	6,868			8,871	7,422
	792,572	544,905			1,017,710	701,356
Allowance for loan losses	—	(51,392)			—	(35,187)
Loans held for investment, net	$4,008,322	$3,685,654			$4,417,946	$4,048,477

Activity in loans held for investment is summarized below:

	Nine Months Ended September 30,
(In thousands)	2016	2015
Carrying value at January 1	$4,048,477	$2,131,134
Loan acquisitions and originations	420,741	926,659
Paid-in-kind interest added to loan principal	34,889	19,639
Discount and net loan fee amortization	19,081	14,171
Carrying value loans sold	(113,582)	—
Loan repayments	(461,585)	(285,530)
Payments received from PCI loans	(122,911)	(463,069)
Accretion on PCI loans	50,012	105,460
Transfer to loans held for sale	(56,357)	—
Transfer to real estate assets upon foreclosure	(121,694)	(4,489)
Provision for loan losses, excluding interest receivable	(17,271)	(30,716)
Consolidation of loans receivable held by investment entities (Note 7)	—	1,629,496
Effect of changes in foreign exchange rates	5,854	5,894
Carrying value at September 30	$3,685,654	$4,048,649
Loan Maturity and Aging
Carrying values of loans held for investment before allowance for loan losses, excluding PCI loans, based on remaining maturities under contractual terms at September 30, 2016, was as follows:

(In thousands)	September 30, 2016
Due in one year or less	$1,174,635
Due after one year through five years	1,642,945
Due after five years	374,561
$3,192,141
The following table provides an aging summary of loans held for investment at carrying values before allowance for loan losses, excluding PCI loans.

(In thousands)	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total
September 30, 2016	$3,137,769	$797	$3,336	$50,239	$3,192,141
December 31, 2015	3,357,454	14,628	1,509	8,717	3,382,308
Troubled Debt Restructuring ("TDR")
The following table provides a summary of loan modifications, excluding purchased credit-impaired loans, classified as TDRs, in which the Company provided the borrowers, who are experiencing financial difficulties, with various concessions in interest rates, payment terms or default waivers.

(Dollars in thousands)	Nine Months Ended September 30, 2016
Loans modified as TDRs during the period:
Number of loans	1
Carrying value of loans before allowance for loan losses	$37,611
Loss incurred	$1,687
There were no loans modified as TDRs during the nine months ended September 30, 2015.
At September 30, 2016 and December 31, 2015, carrying values of TDR loans before allowance for loan losses were $66.2 million and $26.7 million, respectively, and the TDR loans were not in default post-modification. There were no additional commitments to lend to borrowers with TDR loans.
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
In September 2016, the Company acquired PCI loans secured by commercial properties in France. In 2015, no new PCI loans were acquired other than those through consolidation of the investment entities on April 2, 2015. The table below presents information about these PCI loans at time of acquisition:

(In thousands)	September 2016	April 2015
Contractually required payments including interest	$28,685	$1,936,499
Less: Nonaccretable difference	(4,927)	(850,212)
Cash flows expected to be collected	23,758	1,086,287
Less: Accretable yield	(6,595)	(121,130)
Fair value of loans acquired	$17,163	$965,157
Changes in accretable yield of PCI loans were as follows:

	Nine Months Ended September 30,
(In thousands)	2016	2015
Beginning accretable yield	$66,639	$98,523
Additions	6,595	—
Changes in accretable yield	21,228	(16,519)
Accretion	(50,012)	(105,460)
Consolidation of PCI loans held by investment entities (Note 7)	—	121,130
Effect of changes in foreign exchange rates	105	(6,639)
Ending accretable yield	$44,555	$91,035
Nonaccrual Loans
Non-PCI loans that are 90 days or more past due as to principal or interest, or where reasonable doubt exists as to timely collection, are generally considered nonperforming and placed on nonaccrual status. For PCI loans, if the cash flows expected to be collected cannot be reasonably estimated, the Company may consider placing such PCI loans on nonaccrual. Interest received on nonaccruing loans for which ultimate collectability of principal is uncertain is recognized using a cost recovery method by applying interest collected as a reduction to loan principal; otherwise, interest is recognized on a cash basis.
Carrying values of loans, before allowance for loan losses, that have been placed on nonaccrual were as follows:

(In thousands)	September 30, 2016	December 31, 2015
Non-PCI loans	$53,575	$10,226
PCI loans	34,841	116,647
	$88,416	$126,873
At September 30, 2016 and December 31, 2015, there were no non-PCI loans past due 90 days or more that continued to accrue interest.
For the three and nine months ended September 30, 2016, interest income of $0.3 million and $1.1 million, respectively, was recognized on a cash basis related to PCI loans with carrying values before allowance for loan losses of $34.8 million at September 30, 2016. There was no cash basis interest income recognized for the three and nine months ended September 30, 2015.
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
The allowance for loan losses and related carrying values of loans held for investment were as follows:

	September 30, 2016		December 31, 2015
(In thousands)	Allowance for Loan Losses	Carrying Value	Allowance for Loan Losses	Carrying Value
Non-PCI loans	$4,573	$57,677	$472	$7,827
PCI loans	46,819	189,134	34,715	203,527
	$51,392	$246,811	$35,187	$211,354
Changes in allowance for loan losses are presented below:

	Nine Months Ended September 30,
(In thousands)	2016	2015
Allowance for loan losses at January 1	$35,187	$197
Provision for loan losses	17,271	30,937
Charge-off	(1,066)	(293)
Allowance for loan losses at September 30	$51,392	$30,841
Loans Held For Sale
At September 30, 2016, four loans with aggregate carrying value of $56.4 million were classified as held for sale.
In December 2015, the Company acquired and classified a loan with carrying value of $75.0 million as held for sale. In February 2016, the loan was sold at approximately its carrying value.

6. Real Estate Assets
The Company's real estate assets, including foreclosed properties, comprise the following:

(In thousands)	September 30, 2016	December 31, 2015
Real Estate Held for Investment
Land	$651,556	$578,577
Buildings and improvements	2,799,104	2,639,861
	3,450,660	3,218,438
Less: Accumulated depreciation	(156,538)	(86,220)
	3,294,122	3,132,218
Real Estate Held for Sale
Land, buildings and improvements	195,391	297,887
Real Estate Assets, Net	$3,489,513	$3,430,105
As discussed in Note 7, effective April 2, 2015, the Company was deemed to have a controlling financial interest in a number of its real estate investment entities previously accounted for under the equity method. As a result, the Company consolidated the real estate assets held by these investment entities.
Real Estate Held for Sale and Dispositions
Real estate held for sale at September 30, 2016 and December 31, 2015 included $14.1 million and $20.3 million, respectively, that have been written down to fair value, estimated based on either broker price opinions or comparable market information, less estimated selling costs of 5% to 8% of fair value.
Real estate, including foreclosed properties, with carrying values totaling $276.2 million and $80.8 million were sold during the nine months ended September 30, 2016 and 2015, resulting in gains on sale of $68.1 million and $6.5 million, respectively.

Real estate classified as held for sale or disposed in the nine months ended September 30, 2016 and 2015 did not constitute discontinued operations.
Depreciation and Impairment
Depreciation expense and impairment loss recognized on real estate assets were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Depreciation	$27,005	$24,390	$81,373	$58,800
Impairment loss on real estate held for sale (1)	941	317	5,141	767
__________

(1)	There was no impairment on real estate held for investment in the periods presented.
Real Estate Acquisitions
The following table summarizes the Company's real estate acquisitions:

($ in thousands)				Purchase Price Allocation
Acquisition Date	Property Type and Location	Number of Properties	Purchase Price (1)	Land	Buildings and Improvements	Lease Intangible Assets	Lease Intangible Liabilities	Other Liabilities
Nine Months Ended September 30, 2016 (2)
Business Combinations (3)(4)
January	Industrial—Spain	23	$94,403	$30,451	$59,399	$5,318	$(765)	$—
April	Industrial—Massachusetts, U.S. (5)	1	34,900	5,235	27,731	1,934	—	—
May	Office—France (6)	1	18,204	13,594	4,372	388	(150)	—
Various	Light industrial—Various in U.S.	5	201,635	30,034	158,629	16,062	(3,090)	—
		30	$349,142	$79,314	$250,131	$23,702	$(4,005)	$—
Year Ended December 31, 2015
Asset Acquisitions (7)
January	Education—Switzerland	2	$167,911	$16,450	$130,446	$21,015	$—	$—
June	Office—Norway (8)	1	322,231	69,350	257,541	28,235	—	(32,895)
November	Office—France	1	31,000	3,936	24,096	3,661	(693)	—
Business Combinations (3)(4)								—
Various	Light industrial—Various in U.S.	34	345,463	53,257	280,380	17,724	(5,898)	—
December	Mixed use—United Kingdom (9)	24	440,999	51,169	320,078	76,016	(6,264)	—
		62	$1,307,604	$194,162	$1,012,541	$146,651	$(12,855)	$(32,895)
__________

(1)
Dollar amounts of purchase price and allocation to assets acquired and liabilities assumed are translated based on foreign exchange rates as of respective dates of acquisition, where applicable. Purchase price excludes transaction costs.

(2)
Useful life of real estate assets acquired in 2016 ranges from 23 to 44 years for buildings, 4 to 10 years for improvements, 33 years for below-market ground lease obligations and 3 to 9 years for other lease intangibles.

(3)
Acquisitions of real estate assets with existing leases where the sellers are not the lessees are classified as business combinations. Transaction costs associated with business combinations are expensed, totaling $6.5 million and $1.9 million for the nine months ended September 30, 2016 and 2015, respectively.

(4)
The estimated fair values and purchase price allocation are provisional and subject to retrospective adjustments during the measurement period, not to exceed one year, based upon new information obtained about facts and circumstances that existed as of the date of acquisition.

(5)	Real estate asset was sold in August 2016.

(6)
In the third quarter of 2016, a measurement period adjustment was identified related to a lease contract, which resulted in a decrease to lease intangible asset of $0.6 million, with a corresponding increase of approximately $0.6 million to land and immaterial increase to buildings and improvements.

(7)
These asset acquisitions are net lease properties in which the Company entered into sale-leaseback transactions with the sellers. Transaction costs associated with asset acquisitions are capitalized, totaling approximately $6.9 million for the nine months ended September 30, 2015.

(8)
The Company acquired equity in a subsidiary of the seller, partially financed by a non-callable bond, and assumed the liabilities of the entity acquired of $2.1 million, as well as the entity's tax basis, resulting in a tax basis difference recorded as a deferred tax liability of $30.8 million upon acquisition.

(9)
Through June 30, 2016, certain measurement period adjustments were identified which impacted provisional accounting, related to below-market operating ground leases assumed in connection with the properties acquired and lease expirations. These adjustments cumulatively resulted in an increase to lease intangible assets and lease intangible liabilities of $15.4 million and $1.3 million, respectively, with a corresponding decrease to land of $21.4 million and an increase to buildings and improvements of $4.7 million. Included in the condensed consolidated statement of operations for the nine months ended September 30, 2016 was a $0.4 million decrease in depreciation and amortization expense as well as immaterial adjustments to increase rent expense and to increase rental income to reflect the effects of the measurement period adjustment as of the acquisition date in December 2015.

Pro Forma Results (Unaudited)
The following table presents pro forma results of the Company as if all 2015 real estate business combinations above had been completed on January 1, 2014. The pro forma results for the nine months ended September 30, 2015 have been adjusted to exclude non-recurring acquisition-related expenses of approximately $2.0 million. These pro forma results are not necessarily indicative of future operating results. Real estate business combinations for the nine months ended September 30, 2016 were not material to the Company's consolidated results of operations.

(In thousands, except per share data)	Nine Months Ended September 30, 2015
Pro forma:
Total income	$649,235
Net income	195,131
Net income attributable to common stockholders	88,427
Earnings per common share:
Basic	$0.78
Diluted	$0.78
Property Operating Income
The components of property operating income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Rental income	$69,120	$60,333	$206,173	$150,384
Tenant reimbursements	17,637	6,837	48,467	21,722
Hotel operating income	5,748	19,265	24,830	41,352
	$92,505	$86,435	$279,470	$213,458
Future Minimum Rents
The Company has operating leases with tenants that expire at various dates through 2070. Future contractual minimum rental payments to be received under noncancelable operating leases for real estate held for investment as of September 30, 2016 are as follows:

Year Ending December 31,	(In thousands)
Remaining 2016	$63,096
2017	240,468
2018	211,512
2019	179,434
2020	152,094
2021 and after	773,291
Total	$1,619,895
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
The assets of the investment entities may only be used to settle the liabilities of these entities and there is no recourse to the general credit of the Company nor the other investors for the obligations of these investment entities. Neither the Company nor the other investors are required to provide financial or other support in excess of their capital commitments. The Company’s exposure to the investment entities is limited to its equity method investment balance as of September 30, 2016 and December 31, 2015, respectively.
Activity in the Company’s equity method investments is summarized below:

	Nine Months Ended September 30,
(In thousands)	2016	2015
Balance at January 1	$824,597	$1,646,977
Contributions	267,409	241,562
Distributions	(258,898)	(394,625)
Equity in net income	72,226	44,184
Equity in other comprehensive income (loss)	277	(612)
Equity in realized loss reclassified from accumulated other comprehensive income	(10)	161
Equity method investment entities derecognized and consolidated	—	(957,009)
Equity method investments of newly consolidated investment entities	—	270,966
Foreign currency translation gain (loss) and other	558	(27,760)
Balance at September 30	$906,159	$823,844
Included in income from equity method investments for the nine months ended September 30, 2016 was a gain of $45.0 million from redemption of the Company's preferred equity investment in an equity method investee. In June 2016, in conjunction with a refinancing transaction, the investee restructured the Company's investment by redeeming the original preferred equity and entering into a new preferred equity investment with the Company under amended terms, including a recourse guarantee and a fixed return. As a result of the restructuring, the Company relinquished its profit participation interest in the investee and deferred its ability to exercise certain rights.
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
8. Other Investments
Other investments comprise the following:

(In thousands)	September 30, 2016	December 31, 2015
Commercial mortgage-backed securities	$23,882	$—
Cost method investment	99,736	99,868
	$123,618	$99,868
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
At September 30, 2016, the CMBS, which are classified as AFS, had amortized cost of $23.8 million with $0.1 million of unrealized gain recorded in accumulated other comprehensive income. Contractual maturities of the CMBS, which are longer than the maturities of the underlying loans, range from August 2047 to February 2048.
Cost Method Investment
In January 2015, OP funded its equity commitment of $50 million to an investor consortium, alongside $50 million from a passive co-investment partner, for the acquisition of common stock in the Albertsons/Safeway supermarket chain. The Company uses the cost method to account for this non-marketable equity investment as it has neither a controlling interest nor significant influence over the underlying investee. Dividends received from cost-method investments are recorded as dividend income to the extent they are not considered a return of capital, otherwise such amounts are recorded as a reduction to the cost of investment. For the nine months ended September 30, 2016, a dividend of $0.1 million was received as return of capital and applied to reduce the cost of investment. No dividends were received during the three months ended September 30, 2016 as well as the three and nine months ended September 30, 2015.

9. Goodwill, Deferred Leasing Costs and Other Intangibles
The following table summarizes goodwill, deferred leasing costs, other intangible assets and intangible liabilities arising from acquisitions of operating real estate and the investment management business:

	September 30, 2016			December 31, 2015
(In thousands)	Carrying Amount (Net of Impairment)(1)	Accumulated Amortization	Net Carrying Amount	Carrying Amount (Net of Impairment)(1)	Accumulated Amortization	Net Carrying Amount
Goodwill	$680,127	NA	$680,127	$678,267	NA	$678,267
Deferred Leasing Costs and Intangible Assets
Trade name	$15,500	NA	$15,500	$15,500	NA	$15,500
In-place lease values	158,860	(50,089)	108,771	144,863	(27,780)	117,083
Above-market lease values	31,817	(14,244)	17,573	32,774	(7,708)	25,066
Below-market ground lease obligations	49,326	(399)	48,927	36,635	(39)	36,596
Deferred leasing costs	86,928	(23,134)	63,794	71,710	(12,647)	59,063
Investment management contracts	39,646	(22,552)	17,094	41,897	(13,985)	27,912
Customer relationships	46,800	(5,014)	41,786	46,800	(2,507)	44,293
Total deferred leasing costs and intangible assets	$428,877	$(115,432)	$313,445	$390,179	$(64,666)	$325,513
Intangible Liabilities
Below-market lease values	$32,187	$(9,557)	$22,630	$28,879	$(4,523)	$24,356
Above-market ground lease obligations	171	(10)	161	171	(5)	166
Total intangible liabilities	$32,358	$(9,567)	$22,791	$29,050	$(4,528)	$24,522
__________

(1)
For intangible assets and intangible liabilities recognized in connection with business combinations, purchase price allocations may be subject to adjustments during the measurement period, not to exceed one year from date of acquisition, based upon new information obtained about facts and circumstances that existed at time of acquisition. Carrying amounts at September 30, 2016 are presented net of measurement period adjustments, where applicable (see Notes 3 and 6).

Acquisitions of Operating Real Estate
Goodwill—Goodwill of $20.0 million arising from the acquisition of a light industrial operating platform on December 18, 2014 represents the value of the acquired operating platform, which primarily consists of its work force and business processes. The goodwill amount recognized is not expected to be deductible for income tax purposes. This goodwill is assigned and reported under the light industrial platform segment. As of September 30, 2016, no indicators of impairment to goodwill were identified.
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
As of September 30, 2016, the Company performed a qualitative assessment of the value of the investment management segment and determined that goodwill was not impaired at this time. In performing this assessment, the Company considered qualitative factors such as macroeconomic conditions, industry and market conditions, and the absence of structural changes in the strategy and operations of the investment management business since its acquisition. While there has been a decline in the Company's stock price subsequent to the Combination, the Company concluded that based upon the qualitative factors, taken as a whole, and given the volatility in the Company's stock price in light of the proposed Merger as well as uncertainty surrounding the outcome of the Merger, further quantitative analysis would not be warranted at this time.
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
In the first quarter of 2016, an impairment of $0.3 million on investment management contracts was recognized in impairment loss resulting from a change in the fee base of a liquidating fund. There was no impairment recorded in the three months ended September 30, 2016 as well as the three and nine months ended September 30, 2015.
Amortization
The following table summarizes the amortization of deferred leasing costs and finite-lived intangible assets and intangible liabilities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2016	2015	2016	2015
Above-market lease values	$(2,145)	$(1,911)	$(6,734)	$(5,701)
Below-market lease values	1,874	1,367	5,407	3,152
Net decrease to rental income	$(271)	$(544)	$(1,327)	$(2,549)

Net below-market ground lease obligations
Increase to rent expense	$109	$5	$366	$15

In-place lease values	$8,072	$6,940	$23,117	$19,102
Deferred leasing costs	3,515	3,151	10,270	8,839
Investment management contracts	2,966	4,778	8,598	9,557
Customer relationships	836	836	2,507	1,671
Amortization expense	$15,389	$15,705	$44,492	$39,169

The following table presents the annual amortization of deferred leasing costs and finite-lived intangible assets and intangible liabilities, excluding those related to real estate held for sale, for each of the next five years and thereafter:

(In thousands)
Year Ending December 31,	Remaining 2016	2017	2018	2019	2020	2021 and after	Total
Above-market lease values	$(1,941)	$(5,864)	$(3,562)	$(1,884)	$(1,292)	$(2,886)	$(17,429)
Below-market lease values	1,749	6,089	4,570	2,715	1,847	5,255	22,225
(Decrease) increase to rental income	$(192)	$225	$1,008	$831	$555	$2,369	$4,796

Net below-market ground lease obligations
Increase to rent expense	$130	$455	$455	$455	$455	$44,873	$46,823

In-place lease values	$6,932	$21,807	$15,551	$11,411	$9,379	$38,754	$103,834
Deferred leasing costs	3,353	12,345	10,372	8,090	6,232	22,037	62,429
Investment management contracts	2,790	5,984	2,560	1,827	1,236	2,697	17,094
Customer relationships	836	3,343	3,343	3,343	3,343	27,578	41,786
Amortization expense	$13,911	$43,479	$31,826	$24,671	$20,190	$91,066	$225,143

10. Other Assets and Other Liabilities
Other Assets
The following table summarizes the Company's other assets:

(In thousands)	September 30, 2016	December 31, 2015
Restricted cash (1)	$148,396	$187,208
Interest receivable	38,106	34,074
Other receivables, including straight-line rents	54,637	43,130
Derivative assets	30,678	21,636
Deferred financing costs, net (2)	11,231	4,083
Prepaid taxes and deferred tax assets	1,494	—
Contributions receivable from noncontrolling interests in investment entities (3)	78,500	—
Prepaid expenses and other	28,237	21,320
Fixed assets, net (4)	46,598	48,463
Total	$437,877	$359,914
__________

(1)
Restricted cash includes borrower escrow accounts, tenant security deposits and escrow accounts for interest, property taxes and capital expenditure reserves required under secured financing agreements.

(2)
Deferred financing costs relate to revolving credit arrangements and are shown net of accumulated amortization of $10.3 million and $6.8 million as of September 30, 2016 and December 31, 2015, respectively.

(3)	Contributions receivable from noncontrolling interests in investment entities relate to a capital call made in late September 2016 and was received in cash in October 2016.

(4)
Fixed assets are shown net of accumulated depreciation of $6.9 million and $3.3 million as of September 30, 2016 and December 31, 2015, respectively. Depreciation was $1.2 million and $3.4 million for the three and nine months ended September 30, 2016, respectively, and $1.0 million and $2.1 million for the three and nine months ended September 30, 2015, respectively. The Company did not hold any fixed assets prior to the Combination in April 2015.

Accrued and Other Liabilities
The following table summarizes the Company's accrued and other liabilities:

(In thousands)	September 30, 2016	December 31, 2015
Borrower and tenant reserves	$107,939	$116,800
Deferred income	23,871	41,671
Interest payable	14,529	18,071
Intangible liabilities, net	22,791	24,522
Derivative liabilities	8,677	507
Current and deferred tax liabilities	43,372	44,951
Accrued compensation	31,570	11,495
Accounts payable and other liabilities	81,005	67,572
Total	$333,754	$325,589

11. Debt
Components of debt are summarized as follows:

(In thousands)	September 30, 2016	December 31, 2015
Line of credit	$360,100	$315,000
Secured debt	3,145,020	3,313,550
Less: Debt issuance costs, net	(32,758)	(40,826)
	$3,472,362	$3,587,724
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
The maximum amount available at any time is limited by a borrowing base of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of adjusted net book value or a multiple of base management fee EBITDA (as defined in the JPM Credit Agreement). As of September 30, 2016, the borrowing base valuation was sufficient to permit borrowings up to the full $850 million commitment.
The JPM Credit Agreement matures on March 31, 2020, with two 6-month extension options, each subject to a fee of 0.10% of the commitment amount upon exercise.
Advances under the JPM Credit Agreement accrue interest at a per annum rate equal to the sum of one-month LIBOR plus 2.25% or a base rate determined according to a prime rate or federal funds rate plus a margin of 1.25%. At September 30, 2016, the Company had outstanding borrowings bearing weighted average interest at 2.78% per annum. The Company also pays a commitment fee of 0.25% or 0.35% per annum of the unused amount (0.35% at September 30, 2016), depending upon the amount of facility utilization.
Some of the Company’s subsidiaries guaranty the obligations of the Company under the JPM Credit Agreement. As security for the advances under the JPM Credit Agreement, the Company and some of its affiliates pledged their equity interests in certain subsidiaries through which the Company directly or indirectly owns substantially all of its assets.
The JPM Credit Agreement contains various affirmative and negative covenants, including financial covenants that require the Company to maintain minimum tangible net worth and liquidity levels and financial ratios, as defined in the JPM Credit Agreement. At September 30, 2016, the Company was in compliance with all of the financial covenants.
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
Secured Debt
The following table summarizes certain information about the Company's secured debt:

(Amounts in thousands)					Outstanding Principal at
Type (1)	Collateral	Interest Rate (per annum)	Maturity Date	Payment Terms (2)	September 30, 2016	December 31, 2015
Investment level financing:
Secured financing (3)	Portfolio of first mortgage loans and subordinated loan	1-month LIBOR+3.75%	Apr-2017	P&I	$21,552	$23,123
Secured financing (3)	Portfolio of first mortgage loans and subordinated loan	1-month LIBOR+3.75%	Apr-2017	P&I	7,334	10,965
Secured financing (3)	Portfolio of first mortgage loans and subordinated loan	1-month LIBOR+4.0%	Jun-2017	P&I	3,268	5,869
Secured financing (3)	Portfolio of first mortgage loans and subordinated loan	1-month LIBOR+3.75%	Aug-2017	P&I	3,314	8,579
Secured financing (3)	Portfolio of first mortgage loans and subordinated loan	1-month LIBOR+3.25%	Sept-2017	P&I	2,988	4,351
Secured financing (3)	Portfolio of first mortgage loans and subordinated loan	1-month LIBOR+2.85%	Dec-2017	P&I	52,043	73,543
Secured financing (4)	First mortgage loan secured by residential properties	1-month LIBOR+3.75%	NA	P&I	—	10,314
Warehouse facility (5)	Eligible originated first mortgage loans	1 month LIBOR+2.50%	Feb-2017	I/O	17,598	48,198
Warehouse facility (5)	Eligible originated first mortgage loans, including any corresponding mezzanine loans	1 month LIBOR+2.50% to 2.75%	Apr-2018	I/O	58,760	114,433
First mortgage loan (6)	Hotel properties	1-month LIBOR+4.65%	Jan-2019	(6)	37,310	94,000
First mortgage loan (7)	Office property in Phoenix	1-month LIBOR+2.65%	Jul-2018	I/O	14,061	13,500
First mortgage loan	Office property in Minnesota	4.84% fixed	Jan-2024	P&I	87,163	88,000
First mortgage loan (8)	Commercial properties in United Kingdom	3-month GBP LIBOR+2.50%	Aug-2018	I/O	77,413	88,121
First mortgage loan (9)	Office properties throughout Italy	4.02% fixed	Nov-2018	(9)	84,224	79,133
First mortgage loan (10)	Warehouse properties in Spain	3-month Euribor+2.80%	Jun-2022	I/O	25,987	25,540
First mortgage loan (11)	Portfolio of light industrial properties across the U.S.	1-month LIBOR+2.25%	Dec-2016	I/O	772,665	917,469
First mortgage loan	Portfolio of light industrial properties across the U.S	3.80% fixed	Aug-2025	I/O	165,750	165,750
First mortgage loan	Portfolio of light industrial properties across the U.S.	4.04% fixed	Apr-2028	(12)	93,450	—
First mortgage loan	Portfolio of light industrial properties across the U.S	4.11% fixed	Aug-2029	P&I	43,875	—
First mortgage loan	Portfolio of light industrial properties across the U.S.	3.65% fixed	Oct-2031	(13)	59,000	—

(Amounts in thousands)					Outstanding Principal at
Type (1)	Collateral	Interest Rate (per annum)	Maturity Date	Payment Terms (2)	September 30, 2016	December 31, 2015
Investment level financing:
First mortgage loan	Portfolio of light industrial properties across the U.S	3.60% fixed	Oct-2031	(14)	93,000	—
First mortgage loans	Two higher education campuses in Switzerland	2.72% fixed	Dec-2029	P&I	122,199	120,947
First mortgage loan (15)	Office property in United Kingdom	3-month GBP LIBOR+2.35%	Feb-2020	I/O	12,357	—
First mortgage loan	Office property in France	1.89% fixed	Nov-2022	I/O	17,619	17,050
First mortgage loan (16)	Portfolio of office, retail and other commercial properties in United Kingdom	3-month GBP LIBOR+3.28%	Nov-2018	I/O	208,592	236,911
First mortgage loan (17)	Portfolio of industrial properties in Spain	3-month Euribor+3.00%	Jan-2021	I/O	50,395	—
First mortgage loan	Portfolio of office, retail and industrial properties in United Kingdom	3-month GBP LIBOR+2.50%	Jul-2020	I/O	26,356	—
Bond payable	Office property in Norway and shares of borrowing entity	3.91% fixed	Jun-2025	I/O	199,009	180,960
Revolving credit facility	Portfolio of light industrial properties across the U.S	1-month LIBOR+2.25%	Jan-2017	I/O	—	23,730
Credit facility	Partner capital commitments	1-month LIBOR+1.60%	Dec-2016	I/O	108,478	104,400
					2,465,760	2,454,886
CMBS Debt:
CMBS 2014-FL1 (18)	Portfolio of originated first mortgage loans	1-month LIBOR+1.78%	Apr-2031	I/O	87,676	126,248
CMBS 2014-FL2 (18)	Portfolio of originated first mortgage loans	1-month LIBOR+2.01%	Nov-2031	I/O	156,921	203,734
CMBS 2015-FL3 (18)	Portfolio of originated first mortgage loans	1-month LIBOR+2.36%	Sept-2032	I/O	284,150	340,350
CMBS MF 2014-1 (19)	Portfolio of first mortgage loans secured by multifamily properties	2.54% fixed	Apr-2050	I/O	108,894	145,349
					637,641	815,681
Notes Payable:
Promissory notes (20)	Corporate aircraft	5.02% fixed	Dec-2025	P&I	41,619	42,983
Total					$3,145,020	$3,313,550
__________

(1)	All secured debt presented in the table are non-recourse unless otherwise stated as recourse debt.

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

(5)
The Company entered into two warehouse facilities with different commercial banks. The initial term of each facility is subject to a 1-year extension option. The facility maturing in February 2017 is full recourse to OP and provided up to $150 million in financing. The facility maturing in April 2018 is partial recourse and provided up to $250 million in financing. In October 2016, commitments under these facilities were reduced to $25 million and $100 million, respectively. At September 30, 2016, the outstanding principal on the facility maturing in April 2018 was related to loans held for sale.

(6)
Initial term on the loan is subject to two 1-year extensions. Payment terms are interest only through January 2017, followed by periodic principal and interest for the remaining term of the loan. An interest rate cap is required to be maintained at a maximum strike rate of 3.00% on 1-month LIBOR. Interest rate spread is presented as a weighted average across different tranches of the loan. At September 30, 2016, the total outstanding principal balance was related to the remaining hotel portfolio that was held for sale.

(7)	Initial term on the loan is subject to two 1-year extensions, during which payment terms require periodic principal and interest.

(8)
The loan has two 1-year extensions on its initial term and requires an interest rate cap to be maintained at a maximum strike rate of 2.25% on 3-month GBP LIBOR. At September 30, 2016, $5.7 million of outstanding principal balance was related to three properties held for sale

(9)
Seller provided zero-interest financing on acquired portfolio of properties with imputed interest of 4.02%, requiring principal payments of €15,750,000, €35,437,500 and €27,562,000 in November 2016, November 2017 and November 2018, respectively. A discount was established at inception and is being accreted to debt principal as interest expense.

(10)	The loan requires an interest rate cap to be maintained at a maximum strike rate of 1.50% on 3-month Euribor.

(11)
This loan was obtained in connection with the acquisition of the light industrial properties portfolio and operating platform in December 2014, has three 1-year extension options, with interest rate margin increasing to 2.50% effective December 2018, and requires an interest rate cap to be maintained at a strike rate of 3.00% on 1-month LIBOR. At September 30, 2016 and December 31, 2015, $3.0 million and $4.9 million, respectively, of outstanding principal balance were related to properties held for sale.

(12)	I/O through April 2021 and P&I thereafter.

(13)	I/O through October 2021 and P&I thereafter.

(14)	I/O through October 2024 and P&I thereafter.

(15)	The loan requires an interest rate cap to be maintained at a maximum strike rate of 2.25% on 3-month GBP LIBOR.

(16)
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

(17)	The loan requires an interest rate cap to be maintained at a maximum strike rate of 1.50% on 3-month Euribor.

(18)
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

(19)
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

(20)	In connection with the Combination, the Company assumed two promissory notes, with full recourse, bearing interest at a fixed weighted-average rate of 5.02%.
The financing agreements require minimum scheduled principal payments or payments that depend upon the net cash flows from the collateral assets and the ratio of principal outstanding to collateral.
The following table summarizes such future scheduled minimum principal payments, excluding CMBS and held for sale debt, as of September 30, 2016.

Year Ending December 31,	(In thousands)
Remaining 2016	$215,986	(1)
2017	81,030	(1)
2018	389,738	(1)
2019	816,372
2020	48,187
2021 and after	960,217
Total	$2,511,530
__________

(1)	Amounts include a combined $4.2 million of discount on seller-provided zero-interest financing being accreted to debt principal.
CMBS debt obligations are estimated to be repaid earlier than the contractual maturity only if proceeds from the underlying loans are repaid by the borrowers. Future principal payments based on contractual maturities and reasonable expectations of cash flows from the underlying loans as of September 30, 2016 are as follows:

(In thousands) Year Ending December 31,	Contractual Maturity	Expectations of Cash Flows
Remaining 2016	$—	$59,115
2017	—	339,623
2018	—	210,627
2019	—	21,975
2020	—	6,301
2021 and after	637,641	—
Total	$637,641	$637,641
Convertible Senior Notes
Convertible Senior Notes issued by the Company and outstanding are as follows:

				Conversion Price (per share of common stock)		September 30, 2016		December 31, 2015
Description	Issuance Date	Due Date	Interest Rate		Redemption Date	Outstanding Principal (in thousands)	Carrying Amount (in thousands) (1)	Outstanding Principal (in thousands)	Carrying Amount (in thousands) (1)
5% Convertible Senior Notes	April 2013	April 15, 2023	5.00% fixed	$23.35	On or after April 22, 2020	$200,000	$195,492	$200,000	$195,069
3.875% Convertible Senior Notes	January and June 2014	January 15, 2021	3.875% fixed	24.56	On or after January 22, 2019	402,500	396,890	402,500	396,010
						$602,500	$592,382	$602,500	$591,079
__________

(1)	Carrying amounts include $1.5 million and $1.7 million of premium and are shown net of debt issuance costs of $11.6 million and $13.1 million at September 30, 2016 and December 31, 2015, respectively.
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
On February 25, 2016, the Company declared a dividend of $0.40 per share of its Class A and Class B common stock for the first quarter of 2016 to be paid on April 15, 2016 to stockholders on record on March 31, 2016. The payment of this cash dividend resulted in adjustments to the conversion rate of the Company's outstanding 5.00% Convertible Senior Notes due 2023 from 42.3819 to 42.8183 and the 3.875% Convertible Senior Notes due 2021 from 40.2941 to 40.7089, in each case effective March 29, 2016, and subject to further adjustment as provided in the applicable governing indenture. The adjustments were made pursuant to the terms of the Convertible Notes and recognition of carried-forward adjustments relating to cash dividends paid on July 15, 2014 to January 15, 2016, which adjustments were deferred and carried forward as permitted under the indenture.

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

Gross fair value of derivative assets and derivative liabilities are as follows:

	September 30, 2016			December 31, 2015
(In thousands)	Designated Hedges	Non-Designated Hedges	Total	Designated Hedges	Non-Designated Hedges	Total
Derivative Assets
Foreign exchange contracts	$29,706	$853	$30,559	$19,773	$426	$20,199
Interest rate contracts	—	119	119	5	1,432	1,437
Included in other assets	$29,706	$972	$30,678	$19,778	$1,858	$21,636
Derivative Liabilities
Foreign exchange contracts	$8,410	$267	$8,677	$505	$—	$505
Interest rate contracts	—	—	—	2	—	2
Included in accrued and other liabilities	$8,410	$267	$8,677	$507	$—	$507
Certain counterparties to the derivative instruments require the Company to deposit cash or other eligible collateral for derivative financial liabilities exceeding $100,000. As of September 30, 2016 and December 31, 2015, the Company had no amounts on deposit related to these agreements.
Foreign Exchange Contracts
The following table summarizes the aggregate notional amounts of designated and non-designated foreign exchange contracts in place as of September 30, 2016 along with certain key terms:

Hedged Currency	Instrument Type	Notional Amount (in thousands)				FX Rates ($ per unit of foreign currency)	Range of Expiration Dates
		Designated		Non-Designated
EUR	FX Collar		€143,299		€2,326	Min $1.09 / Max $1.53	July 2017 to January 2021
GBP	FX Collar		£130,328		£3,672	Min $1.40 / Max $1.82	September 2017 to December 2020
EUR	FX Forward		€154,212		€4,038	Range between $1.10 to $1.27	November 2016 to September 2021
GBP	FX Forward		£55,981		£10,019	$1.34	December 2018
CHF	FX Forward	CHF	55,545	CHF		Range between $1.47 to $1.50	January 2030
NOK	FX Forward	NOK	900,098	NOK	22,902	$0.12	November 2016
Designated Net Investment Hedges
The Company’s foreign denominated net investments in subsidiaries or joint ventures totaled approximately €336.8 million, £110.2 million, CHF56.4 million and NOK902.6 million, or a total of $691.8 million, as of September 30, 2016, and €311.2 million, £126.4 million, CHF54.4 million and NOK895.5 million, or a total of $679.9 million, as of December 31, 2015.
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
Following the liquidation of underlying investments of foreign subsidiaries, net realized gains on net investment hedges were transferred out of accumulated other comprehensive income into other gain (loss), net, amounting to $62,000 for the nine months ended September 30, 2016 and $7.7 million for both the three and nine months ended September 30, 2015, respectively. There were no such transfers from equity into earnings for the three months ended September 30, 2016. Additionally, for the nine months ended September 30, 2015, resulting from the consolidation of foreign equity method investments on April 2, 2015, net realized gains of $39.3 million on net investment hedges were transferred out of accumulated other comprehensive income into gain on remeasurement of consolidated investment entities, net.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Unrealized (loss) gain on dedesignated net investment hedges	$(24)	$105	$28	$(174)
Interest Rate Contracts
The Company uses various interest rate derivatives, some of which are designated as cash flows hedges, to limit the exposure of increases in interest rates on various floating rate debt obligations.
As of September 30, 2016, the Company held the following designated and non-designated interest rate contracts:

	Notional Amount (in thousands)
Instrument Type	Designated	Non-Designated	Index	Strike	Expiration
Interest rate caps	$750,000	$476,750	1-Month LIBOR	3.00%	December 2016 to January 2019
Interest rate caps	$—	$58,623	1-Month LIBOR	2.50%	December 2016 to April 2017
Interest rate caps	€—	€53,157	3-Month EURIBOR	1.50%	February 2021 to June 2022
Interest rate caps	£—	£60,945	3-Month GBP LIBOR	2.25%	November 2018 to February 2020
Interest rate caps	£—	£152,732	3-Month GBP LIBOR	2.00%	December 2018
Unrealized gains (losses) recorded in other gain (loss), net, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Unrealized gain (loss):
Cash flow hedge ineffectiveness	$114	$(98)	$215	$(98)
Non-designated interest rate contracts	$(191)	$(188)	$(1,565)	$(562)

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

		Gross Amounts Not Offset on Consolidated Balance Sheets
(In thousands)	Gross Amounts of Assets (Liabilities) Included on Consolidated Balance Sheets	(Assets) Liabilities	Cash Collateral Received (Pledged)	Net Amounts of Assets (Liabilities)
September 30, 2016
Derivative Assets
Foreign exchange contracts	$30,559	$(8,677)	$—	$21,882
Interest rate contracts	119	—	—	119
	$30,678	$(8,677)	$—	$22,001
Derivative Liabilities
Foreign exchange contracts	$(8,677)	$8,677	$—	$—
	$(8,677)	$8,677	$—	$—

December 31, 2015
Derivative Assets
Foreign exchange contracts	$20,199	$(124)	$—	$20,075
Interest rate contracts	1,437	—	—	1,437
	$21,636	$(124)	$—	$21,512
Derivative Liabilities
Foreign exchange contracts	$(505)	$124	$—	$(381)
Interest rate contracts	(2)	—	—	(2)
	$(507)	$124	$—	$(383)

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
Real Estate Debt Securities—CMBS, which is included in other investments as presented in Note 10, is classified as AFS and carried at fair value. Fair value of CMBS was determined based on broker quotes and classified as Level 2 in the fair value hierarchy.
Contingent Consideration—Contingent consideration payable in connection with the Combination, included in due to affiliates, is remeasured at fair value each reporting period using a third party valuation service provider and classified in Level 3 of the fair value hierarchy. The contingent consideration is subject to achievement of multi-year performance targets, specifically a contractually-defined funds from operations ("Benchmark FFO") per share metric and capital raising targets in the funds management business. If the minimum target for either of these metrics is not met or exceeded, a portion of the contingent consideration paid in respect of the other metric would not be paid out in full. Fair value of the contingent consideration was measured using a Monte Carlo probability simulation model for the Benchmark FFO component and a discounted payout analysis based on probabilities of achieving prescribed targets for the capital raising component. The valuation methodology considered the Company's Class A common stock price and related equity volatilities to convert the contingent consideration payout into shares. At September 30, 2016 and December 31, 2015, the contingent consideration was estimated at a fair value of $39.4 million and $53.0 million, respectively. The $13.6 million decrease in fair value was recognized in other gain (loss), net.
The following table presents additional information on the significant unobservable inputs used to measure the fair value of contingent consideration:

	Input Value at	Input Value at	Impact to Fair Value from Increase in Input Value (2)
Significant Input	September 30, 2016	December 31, 2015
Class A common stock price	$18.23	$19.48	Increase
Benchmark FFO volatility	15.4%	20.6%	Increase
Equity volatility	30.8%	28.1%	Increase
Correlation (1)	80.0%	80.0%	Increase
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

Nonrecurring Fair Values
The Company holds certain assets carried at fair value on a nonrecurring basis, which comprise loans held for sale and real estate held for sale, including foreclosed properties, carried at the lower of carrying value and fair value less estimated costs to sell. Nonrecurring fair values at September 30, 2016 and December 31, 2015 consisted of real estate held for sale that were written down to fair value less disposal costs, classified under Level 3 hierarchy, as discussed in Note 6.
Fair Value Disclosure of Financial Instruments Reported at Cost
Carrying amounts and estimated fair values of financial instruments reported at amortized cost are presented below:

	Fair Value Measurements				Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total
September 30, 2016
Assets
Loans held for investment	$—	$—	$3,729,445	$3,729,445	$3,685,654
Loans held for sale	—	—	56,771	56,771	56,357
Equity method and cost method investments	433,900	5,500	864,782	1,304,182	1,005,894
Liabilities
Line of credit	—	360,100	—	360,100	360,100
Secured and unsecured debt	—	—	2,486,022	2,486,022	2,437,815
CMBS debt	—	623,544	—	623,544	632,828
Notes payable	—	—	41,619	41,619	41,619
Convertible senior notes	590,371	—	—	590,371	592,382
December 31, 2015
Assets
Loans held for investment	$—	$—	$4,073,075	$4,073,075	$4,048,477
Loan held for sale	—	—	75,002	75,002	75,002
Equity method and cost method investments	—	—	1,087,850	1,087,850	924,465
Liabilities
Line of credit	—	315,000	—	315,000	315,000
Secured and unsecured debt	—	—	2,423,013	2,423,013	2,423,013
CMBS debt	—	794,982	—	794,982	806,728
Notes payable	—	—	42,983	42,983	42,983
Convertible senior notes	574,359	—	—	574,359	591,079
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
Equity Method and Cost Method Investments—Fair values of investments in unconsolidated joint ventures and cost method investment were derived by applying the Company’s ownership interest to the fair value of underlying assets and liabilities of each investee. The Company’s proportionate share of each investee’s fair value approximates the Company’s fair value of the investment, as the timing of cash flows of the investee does not deviate materially from the timing of cash flows received by the Company from the investee. Beginning in 2016, the fair value of the Company's investment in Colony Starwood Homes is based upon the closing price of its publicly traded common stock (see Note 22).
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

15. Stockholders’ Equity
The table below summarizes the share activities of the Company's preferred and common stock:

	Number of Shares
	Preferred Stock	Common Stock
(In thousands)	Series A, B and C	Class A	Class B
Shares outstanding at December 31, 2014	13,530	109,634	—
Issuance of preferred stock	11,500	—	—
Issuance of Class A common stock	—	1,428	—
Issuance of Class B common stock	—	—	564
Share-based compensation, net of forfeitures	—	634	—
Shares outstanding at September 30, 2015	25,030	111,696	564

Shares outstanding at December 31, 2015	25,030	111,694	546
Repurchase of preferred stock	(964)	—	—
Reissuance of preferred stock	964	—	—
Issuance of Class A common stock upon redemption of OP units	—	809	—
Conversion of Class B into Class A common stock	—	19	(19)
Share-based compensation, net of forfeitures	—	1,026	—
Shares canceled for tax withholding on vested stock awards	—	(147)	—
Shares outstanding at September 30, 2016	25,030	113,401	527
In January 2016, the Company repurchased 963,718 shares in aggregate of its Series A, B and C preferred stock from institutional shareholders for approximately $20.0 million. In March 2016, the Company reissued the preferred stock at its purchase price to an investment vehicle (the "REIT Securities Venture"), which is a joint venture with a private fund managed by the Company. The Company holds an approximate 4.4% interest in the REIT Securities Venture and accounts for its investment under the equity method, which had a carrying value of $5.5 million at September 30, 2016. The REIT Securities Venture targets for investment purposes the common stock and preferred stock of publicly traded U.S. real estate investment trusts, including securities of the Company.
Preferred Stock
The table below summarizes the preferred stock outstanding as of September 30, 2016:

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
Except with respect to voting rights, Class A and Class B common stock have the same rights and privileges and rank equally, share ratably in dividends and distributions, and are identical in all respects as to all matters. Class A common stock has one vote per share and Class B common stock has thirty-six and one-half votes per share. This gives the holders of Class B common stock a right to vote that reflects the aggregate outstanding non-voting economic interest in the Company (in the form of OP Units, which are membership units in the Operating Company) attributable to Class B common stock holders and therefore, does not provide any disproportionate voting rights. Each share of Class B common stock shall convert automatically into one share of Class A common stock if the Executive Chairman or his beneficiaries directly or indirectly transfer beneficial ownership of Class B common stock or OP Units held by them, other than to certain qualified transferees, which generally includes affiliates and employees. In addition, each holder of Class B common stock has the right, at the holder’s option, to convert all or a portion of such holder’s Class B common stock into an equal number of shares of Class A common stock.
At-The-Market Stock Offering Program ("ATM Program")
In May 2015, the Company entered into separate “at-the-market” equity distribution agreements with certain sales agents to offer and sell, from time to time, shares of its common stock having an aggregate offering price of up to $300 million. Sales of the shares may be made in negotiated transactions and/or transactions that are deemed to be "at the market" offerings, including sales made by means of ordinary brokers' transactions, including directly on the NYSE, or sales made to or through a market maker other than on an exchange. The Company pays each sales agent a commission not to exceed 2% of the gross sales proceeds for any common stock sold through such agent.
Dividend Reinvestment and Direct Stock Purchase Plan
The Company’s Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”) provides existing common stockholders and other investors the opportunity to purchase shares (or additional shares, as applicable) of the Company’s Class A common stock by reinvesting some or all of the cash dividends received on their shares of the Company’s Class A common stock or making optional cash purchases within specified parameters. The DRIP Plan involves acquisition of Class A common stock either in the open market, directly from the Company as newly issued common stock, or in privately negotiated transactions with third parties. For the nine months ended September 30, 2016, there were no shares of Class A common stock acquired under the DRIP Plan.
Accumulated Other Comprehensive Income (Loss) ("AOCI")
The following tables present the changes in each component of AOCI attributable to stockholders and noncontrolling interests, net of immaterial tax effect.

Changes in Components of AOCI Attributable to Stockholders and Noncontrolling Interests

(In thousands)	Gain (Loss) on Marketable Securities(1)	Gain (Loss) on Cash Flow Hedges	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Net Investment Hedges	Total
AOCI at December 31, 2014 attributable to:
Stockholders	$451	$(101)	$(52,643)	$23,802	$(28,491)
Noncontrolling interests in investment entities	—	(52)	(3,616)	(1)	(3,669)
	451	(153)	(56,259)	23,801	(32,160)
Other comprehensive income (loss) before reclassifications attributable to:
Stockholders	(612)	(221)	(41,382)	30,001	(12,214)
Noncontrolling interests in investment entities	—	(144)	14,591	—	14,447
Noncontrolling interests in Operating Company	—	(10)	1,185	(107)	1,068
Amounts reclassified from AOCI attributable to:
Stockholders	161	51	67,194	(39,346)	28,060
Noncontrolling interests in investment entities	—	37	5,183	—	5,220
Noncontrolling interests in Operating Company	—	10	12,880	(7,482)	5,408
Net other comprehensive (loss) income	(451)	(277)	59,651	(16,934)	41,989
AOCI at September 30, 2015 attributable to:
Stockholders	—	(271)	(26,831)	14,457	(12,645)
Noncontrolling interests in investment entities	—	(159)	16,158	(1)	15,998
Noncontrolling interests in Operating Company	—	—	14,065	(7,589)	6,476
	$—	$(430)	$3,392	$6,867	$9,829

AOCI at December 31, 2015 attributable to:
Stockholders	$—	$(245)	$(42,125)	$23,948	$(18,422)
Noncontrolling interests in investment entities	—	(149)	51	(1)	(99)
Noncontrolling interests in Operating Company	—	5	11,102	(5,750)	5,357
	—	(389)	(30,972)	18,197	(13,164)
Other comprehensive income (loss) before reclassifications attributable to:
Stockholders	255	7	130	(5,654)	(5,262)
Noncontrolling interests in investment entities	100	—	(12,520)	9,143	(3,277)
Noncontrolling interests in Operating Company	48	1	150	(1,151)	(952)
Amounts reclassified from AOCI attributable to:
Stockholders	(8)	(162)	(67)	24	(213)
Noncontrolling interests in investment entities	—	(43)	(785)	(120)	(948)
Noncontrolling interests in Operating Company	(2)	(30)	(15)	6	(41)
Net other comprehensive (loss) income	393	(227)	(13,107)	2,248	(10,693)
AOCI at September 30, 2016 attributable to:
Stockholders	247	(400)	(42,062)	18,318	(23,897)
Noncontrolling interests in investment entities	100	(192)	(13,254)	9,022	(4,324)
Noncontrolling interests in Operating Company	46	(24)	11,237	(6,895)	4,364
	$393	$(616)	$(44,079)	$20,445	$(23,857)
__________

(1)	Includes the Company's shares of gain/loss on marketable securities held by equity method investees

Reclassifications out of AOCI—Stockholders
Information about amounts reclassified out of AOCI attributable to stockholders by component is presented below:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Consolidated Statements of Operations
Component of AOCI reclassified into earnings	2016	2015	2016	2015
Equity in realized loss on sale of marketable securities of unconsolidated joint ventures	$—	$—	$—	$(161)	Equity in income of unconsolidated joint ventures
Unrealized gain (loss) on ineffective cash flow hedge	60	(51)	162	(51)	Other gain (loss), net
Release of cumulative translation adjustments	—	(21,787)	67	(21,787)	Other gain (loss), net
Release of cumulative translation adjustments	—	—	—	(45,407)	Gain on remeasurement of consolidated investment entities, net
Unrealized (loss) gain on dedesignated net investment hedges	(122)	88	(76)	(111)	Other gain (loss), net
Realization of gain on net investment hedges	—	—	—	32,965	Gain on remeasurement of consolidated investment entities, net
Realization of gain on net investment hedges	—	6,492	52	6,492	Other gain (loss), net
Release of equity in AOCI of unconsolidated joint ventures	8	—	8	—	Other gain (loss), net

16. Noncontrolling Interests
Noncontrolling Interests in Investment Entities
In April 2016, the Company acquired the noncontrolling interests in investment entities of three real estate debt investments. The net excess of the carrying value of noncontrolling interests in investment entities acquired over the consideration paid resulted in a $0.7 million increase to additional paid-in capital.
In September 2016, contributions from new limited partners reduced the Company's ownership interest in its light industrial joint venture. The new limited partners were admitted at net asset value of the joint venture, based upon valuations determined by independent third parties, at the time of contributions. The difference between contributions received and the noncontrolling interests' share of the joint venture resulted in an increase to additional paid-in capital of $21.8 million.
Noncontrolling Interests in Operating Company
In June 2015, OP issued an additional 412,865 common OP Units to Cobalt Capital Management, L.P. ("CCM"), in exchange for redemption of a $10 million unsecured note that the Company previously issued to CCM in connection with its acquisition of the light industrial portfolio and operating platform in December 2014.
For the nine months ended September 30, 2016, the Company redeemed 961,660 OP Units through the issuance of 808,510 shares of Class A common stock on a one-for-one basis and cash settlement of approximately $2.6 million.

17. Earnings per Share
The following table provides the basic and diluted earnings per common share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2016	2015	2016	2015
Net income allocated to common stockholders
Net income	$71,904	$78,761	$266,071	$198,060
Net income attributable to noncontrolling interests:
Investment entities	(32,744)	(22,264)	(130,508)	(62,580)
Operating Company	(4,189)	(7,200)	(15,528)	(16,338)
Net income attributable to Colony Capital, Inc.	34,971	49,297	120,035	119,142
Preferred dividends	(12,093)	(12,094)	(36,066)	(30,476)
Net income attributable to common stockholders	22,878	37,203	83,969	88,666
Net income allocated to participating securities (nonvested shares)	(577)	(310)	(1,723)	(918)
Net income allocated to common stockholders—basic	22,301	36,893	82,246	87,748
Interest expense attributable to convertible notes (1)	—	6,819	—	12,541
Net income allocated to common stockholders—diluted	$22,301	$43,712	$82,246	$100,289
Weighted average common shares outstanding
Weighted average number of common shares outstanding—basic	112,423	111,443	112,133	110,758
Weighted average effect of dilutive shares (2)	—	24,695	—	16,218
Weighted average number of common shares outstanding—diluted	112,423	136,138	112,133	126,976
Earnings per share
Basic	$0.20	$0.33	$0.73	$0.79
Diluted	$0.20	$0.32	$0.73	$0.79
__________

(1)
For the three months ended September 30, 2016, excluded from the calculation of diluted earnings per share is the effect of adding back $6.8 million of interest expense and 24,949,000 weighted average common share equivalents for the assumed conversion of the Convertible Notes, as their inclusion would be antidilutive. For the nine months ended September 30, 2016 and 2015, excluded from the calculation of diluted earnings per share is the effect of adding back $20.5 million and $7.9 million of interest expense and 24,949,000 and 8,476,400 weighted average dilutive common share equivalents, respectively, for the assumed conversion of the Convertible Notes, as their inclusion would be antidilutive. Also excluded from the calculation of diluted income per share for the nine months ended September 30, 2015 is the effect of adding back $280,000 of interest expense and 251,000 weighted average dilutive common share equivalents for the assumed repayment of a $10 million unsecured note issued to CCM in shares of the Company's common stock (see Note 16), as its inclusion would be antidilutive.

(2)
OP Units, subject to lock-up agreements, may be redeemed for registered or unregistered Class A common shares on a one-for-one basis. At September 30, 2016 and 2015, there were 20,787,000 and 21,749,000 redeemable OP Units, respectively. These OP Units would not be dilutive and were not included in the computation of diluted earnings per share for all periods presented.

18. Related Party Transactions
Affiliates include funds and other investment vehicles managed by the Company, directors, senior executives, and employees, and prior to the Combination, the Manager and its affiliates.
Amounts due from and due to affiliates consist of the following:

(In thousands)	September 30, 2016	December 31, 2015
Due from Affiliates
Due from funds and unconsolidated joint ventures:
Management fees	$13,101	$5,734
Other	244	3,952
Due from CCLLC	—	1,559
Due from employees and other affiliated entities	373	468
	$13,718	$11,713
Due to Affiliates
Contingent consideration (Note 3)	$39,350	$52,990

Prior to the Combination, the Company was externally managed by an affiliate. Amounts payable to the Manager under this arrangement included:

▪	Base management fee of 1.5% per annum of stockholders' equity;

▪	Incentive fee each quarter, measured based on a core earning metric, as defined in the management agreement, payable in shares of the Company's common stock;

▪	Reimbursement of certain expenditures incurred by the Manager, including allocation of overhead costs; and

▪	Cost of employment for the Company's chief financial officer pursuant to a secondment agreement with an affiliate of the Manager.
Amounts incurred and payable to the Manager or its affiliates for periods prior to the Combination were as follows:

(In thousands)	Nine Months Ended September 30, 2015
Base management fee expense	$9,165
Compensation pursuant to secondment agreement	450
Direct and allocated investment-related expenses	366
Direct and allocated administrative expenses	1,922
$11,903
Subsequent to the Combination which closed on April 2, 2015, the Company is internally managed and incurs all costs directly. Additionally, the management and investment personnel of the Manager became employees of the Company. Transactions with affiliates post-Combination include the following:
Management Fees—Pursuant to management and advisory agreements, the Company earns base and asset management fee income from managing private funds and their underlying investments. Such fee income totaled $17.2 million and $49.3 million for the three and nine months ended September 30, 2016, respectively, and $22.5 million and $44.1 million for the three and nine months ended September 30, 2015, respectively.
Cost Reimbursements—The Company received cost reimbursements for asset management services provided to the Company's investment entities, as well as administrative services provided to an equity method investee and/or senior executives. These cost reimbursements, included in other income, were $1.3 million and $3.3 million for the three and nine months ended September 30, 2016, respectively, and $2.1 million and $4.1 million for the three and nine months ended September 30, 2015, respectively. At September 30, 2016 and December 31, 2015, receivable for cost reimbursements were $0.7 million and $0.9 million, respectively.
Recoverable Expenses—In the normal course of business, the Company pays certain expenses on behalf of managed funds for which the Company recovers from the funds, such as costs incurred in performing due diligence over new investments. Such costs recoverable from the funds were $0.7 million and $1.1 million at September 30, 2016 and December 31, 2015, respectively.
Arrangements with Sponsored Fund—The Company co-invests alongside its Sponsored Funds through joint ventures between the Company and the Sponsored Funds. These co-investment joint ventures are consolidated by the Company.
In connection with one of its Sponsored Funds, the Company has capital commitments, as general partner, directly into the Sponsored Fund and as an affiliate of the general partner, capital commitments satisfied through co-investment joint ventures. In connection with the Company's commitments as an affiliate of the general partner, the Company is allocated a proportionate share of the costs of the Sponsored Fund such as financing and administrative costs. At September 30, 2016, the Company has a payable to the Sponsored Fund for its share of costs of $1.3 million. At December 31, 2015, $1.4 million was due from the Sponsored Fund, which included amounts due from the Sponsored Fund to the co-investment joint ventures, net of the Company's share of costs payable to the Sponsored Fund.
Advances—Certain employees are permitted to participate in co-investment vehicles which generally invest in Colony-sponsored funds alongside third party investors. Additionally, the Company grants loans to certain employees in the form of promissory notes bearing interest at the prime rate with varying terms and repayment conditions. Outstanding advances were approximately $0.2 million at September 30, 2016 and December 31, 2015, with immaterial interest.
Corporate Aircraft—The Company's corporate aircraft may occasionally be used for business purposes by affiliated entities or for personal use by certain senior executives of the Company. Affiliated entities and senior executives reimburse the Company for their usage based on the incremental cost to the Company of making the aircraft available for such use, and includes direct and indirect variable costs of operating the flights. These reimbursements, included in other income, amounted to approximately $0.2 million and $0.4 million for the three and nine months ended September 30, 2016, respectively, and $0.1 million for both the three and nine months ended September 30, 2015. At September 30, 2016, and December 31, 2015, $13,000 and $0.1 million of such reimbursements were outstanding, respectively.
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
Share-based compensation expense recognized was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Stock grants to the Manager and employees (1)	$3,339	$2,414	$10,023	$10,719
Stock grants to non-executive directors	145	97	303	527
	$3,484	$2,511	$10,326	$11,246

Changes in the Company’s nonvested share awards are summarized below:

	Restricted Stock Grants
	Non-Executive Directors	Manager and Employees (1)	Total	Weighted Average Grant Date Fair Value
Nonvested shares at December 31, 2015	14,928	780,906	795,834	$22.51
Granted	30,324	1,038,312	1,068,636	19.26
Vested	(14,928)	(363,970)	(378,898)	26.01
Forfeited	—	(42,481)	(42,481)	21.09
Nonvested shares at September 30, 2016	30,324	1,412,767	1,443,091	21.17
_________

(1)	All outstanding stock grants made to the Manager prior to the Combination became employee awards effective April 2, 2015.
Fair value of shares vested was determined based on the closing price of the Company's Class A common stock on the respective dates of grant for director awards, on respective vesting dates for non-employee awards and on the date of closing of the Combination for employee awards, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Fair value of shares vested	$22	$65	$9,855	$12,369
The weighted average grant-date fair value per share was $19.26 and $24.42 for the shares granted during the nine months ended September 30, 2016 and 2015, respectively.
As of September 30, 2016, aggregate unrecognized compensation cost related to nonvested restricted stock grants was approximately $20.3 million and is expected to be fully recognized over a weighted-average period of approximately 23 months.

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
Income Tax Expense (Benefit)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Current
Federal	$(187)	$(218)	$101	$354
State and local	(77)	(41)	485	370
Foreign	1,471	704	6,789	1,187
Total current tax expense	1,207	445	7,375	1,911
Deferred
Federal	(2,483)	(3,214)	(5,581)	(3,699)
State and local	(320)	(712)	(820)	(694)
Foreign	(1,813)	(117)	(1,839)	(117)
Total deferred tax benefit	(4,616)	(4,043)	(8,240)	(4,510)
Total income tax benefit	$(3,409)	$(3,598)	$(865)	$(2,599)

Deferred Income Tax Assets and Liabilities
The components of deferred tax assets and deferred tax liabilities arising from temporary differences are as follows:

(In thousands)	September 30, 2016	December 31, 2015
Deferred tax assets
Net operating and capital loss carry forwards	$4,625	$9,814
Stock-based compensation	3,905	2,890
Basis difference—investments in partnerships	4,853	843
Basis difference—real estate assets	1,583	28
Foreign tax credits	781	—
Straight-line and prepaid rent expense	712	381
Deferred income	641	—
Other	2,033	1,853
Total deferred tax assets	19,133	15,809
Deferred tax liabilities
Intangible assets from Combination	24,294	28,875
Gain from remeasurement of consolidated investment entities, net	2,717	3,237
Assumption of tax basis from real estate acquisition (Note 6)	29,385	26,880
Other	958	1,504
Total deferred tax liabilities	57,354	60,496
Net deferred tax liability	$(38,221)	$(44,687)
As of September 30, 2016 and December 31, 2015, the Company has assessed that it is more likely than not that the benefits of its deferred tax assets will be realized and therefore, no valuation allowance was necessary.
21. Commitments and Contingencies
Investment Commitments
Investments in Unconsolidated Joint Ventures—Pursuant to the operating agreements of certain unconsolidated joint ventures, the joint venture partners may be required to fund additional amounts for future investments, unfunded lending commitments, ordinary operating costs, guaranties or commitments of the joint ventures. At September 30, 2016, the Company’s share of those commitments was $83.6 million.
Consolidated Real Estate Debt Investments—The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding based on the achievement of certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. At September 30, 2016, total unfunded lending commitments was $352.1 million, of which the Company's share was $174.6 million, net of amounts attributable to noncontrolling interests. This included a $65.1 million commitment to lend to an investment entity that is partially owned with the Company's sponsored closed-end real estate credit fund (the "Global Credit Fund"), of which the Company's share of the commitment was $12.9 million in its capacity as general partner ("GP") and as an affiliate of the GP of the fund ("GP Affiliate").
Consolidated Real Estate Equity Investments—At September 30, 2016, the light industrial platform made deposits of $2.8 million with remaining unfunded purchase commitments of approximately $85.4 million for the acquisition of three properties in Dallas and Orlando.
Sponsored Fund Commitments—At September 30, 2016, the Company has unfunded commitments of $74.0 million to certain Sponsored Funds of the Company, through wholly-owned subsidiaries of OP.
Lease Commitments
Office Leases—The Company leases office space under noncancellable operating leases with expiration dates through 2025. The lease agreements provide for payment of various operating expenses, with certain operating costs incurred by the landlord subject to escalation clauses. Rent expense on office leases, included in administrative expenses, was $1.4 million and $4.2 million for the three and nine months ended September 30, 2016, respectively, and $1.5 million and $2.8 million for the three and nine months ended September 30, 2015, respectively. Prior to the Combination on April 2, 2015, such administrative cost was incurred directly by the Manager.

Ground Leases—In connection with real estate acquisitions, the Company assumed certain noncancelable operating ground leases as lessee or sublessee with expiration dates through year 2252. Ground leases which require only nominal annual payments and ground leases associated with real estate held for sale are excluded from the table below. Certain leases require contingent rent payments based on a percentage of gross rental receipts, net of operating expenses, as defined in the lease. Rents paid under the ground leases are recoverable from tenants. Ground rent expense, including contingent rent, was $0.1 million and $0.3 million for the three and nine months ended September 30, 2016, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2015, respectively.
As of September 30, 2016, future minimum rental payments on noncancellable operating ground leases on real estate held for investment, were as follows:

(In thousands) Year Ending December 31,	Ground Leases
Remaining 2016	$52
2017	207
2018	207
2019	207
2020	219
2021 and after	18,786
Total	$19,678
Contingent Consideration
The consideration for the Combination included a contingent portion payable in shares of Class A and Class B common stock as well as OP Units, subject to multi-year performance targets, as discussed in Notes 3 and 14.
Litigation
The Company may be involved in litigations and claims in the ordinary course of business. As of September 30, 2016, the Company was not involved in any legal proceedings that are expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.
Merger Related Arrangements and Costs
The Company entered into fee arrangements with service providers and advisors pursuant to which certain fees incurred by the Company in connection with the Merger will become payable only if the Company consummates the Merger. Further, the Company may be required to pay a termination fee or reimburse the other parties for costs under certain circumstances as described in the Merger Agreement. The Company has and will incur other professional fees related to the Merger. There can be no assurances that the Company will complete this or any other transaction. For the three and nine months ended September 30, 2016, the Company recorded approximately $4.9 million and $11.3 million, respectively, in transaction costs in the consolidated statements of operations. To the extent the Merger is consummated, the Company anticipates incurring a significant amount of additional costs.

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
On January 5, 2016, CAH and Starwood Waypoint Residential Trust (“SWAY”) completed a merger of the two companies into Colony Starwood Homes (NYSE: SFR) in a stock-for-stock transaction. Upon completion of the merger, based on each company’s net asset value, existing SWAY shareholders and the former owner of the SWAY manager own approximately 41% of the shares of the combined company, while former CAH shareholders own approximately 59%. At closing, the Company received approximately 15.1 million shares of Colony Starwood Homes, representing 13.8% of the combined company. As of September 30, 2016, the Company's interest in Colony Starwood Homes has increased to 14.0% following a stock repurchase by Colony Starwood Homes of approximately 2 million shares in the first quarter of 2016. The Company's holdings of SFR stock were subject to a nine months lock-up which expired in October 2016. Immediately prior to completion of the merger, CAH effected an internal reorganization to exclude CAH’s residential specialty finance company, Colony American Finance, LLC ("CAF"), from the merger. As a result of the reorganization, the Company retained its 19.0% ownership interest in CAF. In June 2016, CAF received additional capital previously committed by its third party investors, which resulted in a decrease in the Company's interest in CAF to 17.4% as of September 30, 2016. The Company accounts for its investment in Colony Starwood Homes under the equity method as it continues to have a significant influence over operating and financial policies of Colony Starwood Homes through its voting interest and board representation. The Company also continues to account for its investment in CAF under the equity method.

The following tables present the operating results of the Company’s reportable segments:

	Real Estate Equity
(In thousands)	Light Industrial Platform	Single-Family Residential Rentals	Other	Real Estate Debt	Investment Management	Amounts Not Allocated to Segments	Total
Three Months Ended September 30, 2016
Income:
Interest income	$—	$—	$—	$98,249	$—	$26	$98,275
Property operating income	49,256	—	41,850	1,399	—	—	92,505
Income (loss) from equity method investments	—	(455)	5,644	6,385	3,879	1,231	16,684
Fee income	—	—	—	—	17,233	—	17,233
Other income	238	—	295	2,081	—	1,440	4,054
Total income (loss)	49,494	(455)	47,789	108,114	21,112	2,697	228,751
Expenses:
Transaction, investment and servicing costs	612	—	9	2,843	1,511	6,330	11,305
Interest expense	11,532	—	10,651	8,824	—	11,189	42,196
Property operating expenses	13,921	—	13,495	1,487	—	—	28,903
Depreciation and amortization	22,295	—	16,238	94	3,779	1,187	43,593
Provision for loan losses	—	—	—	6,569	—	—	6,569
Impairment loss	—	—	334	607	—	—	941
Compensation expense	1,507	—	819	2,435	8,111	16,710	29,582
Administrative expenses	1,220	—	1,320	1,235	1,005	8,111	12,891
Total expenses	51,087	—	42,866	24,094	14,406	43,527	175,980
Gain on sale of real estate assets, net	1,949	—	8,216	986	—	—	11,151
Other gain (loss), net	114	—	(168)	61	16	4,550	4,573
Income tax (expense) benefit	(31)	—	1,516	(9)	1,711	222	3,409
Net income (loss)	439	(455)	14,487	85,058	8,433	(36,058)	71,904
Net (loss) income attributable to noncontrolling interests:
Investment entities	(944)	—	1,202	32,486	—	—	32,744
Operating Company	214	(70)	2,056	8,136	1,305	(7,452)	4,189
Net income (loss) attributable to Colony Capital, Inc.	$1,169	$(385)	$11,229	$44,436	$7,128	$(28,606)	$34,971

	Real Estate Equity
(In thousands)	Light Industrial Platform	Single-Family Residential Rentals	Other	Real Estate Debt	Investment Management	Amounts Not Allocated to Segments	Total
Three Months Ended September 30, 2015
Income:
Interest income	$—	$—	$—	$142,158	$—	$111	$142,269
Property operating income	41,706	—	43,585	1,144	—	—	86,435
Income (loss) from equity method investments	—	(4,140)	2,433	9,121	(389)	(146)	6,879
Fee income	—	—	—	—	23,070	—	23,070
Other income	313	—	—	2,006	—	2,006	4,325
Total income (loss)	42,019	(4,140)	46,018	154,429	22,681	1,971	262,978
Expenses:
Transaction, investment and servicing costs	274	—	63	6,508	—	213	7,058
Interest expense	11,917	—	5,920	7,784	—	12,406	38,027
Property operating expenses	14,442	—	19,516	1,657	—	—	35,615
Depreciation and amortization	21,233	—	14,728	31	5,620	1,044	42,656
Provision for loan losses	—	—	—	26,495	—	—	26,495
Impairment loss	—	—	—	317	—	—	317
Compensation expense	1,334	—	753	3,361	10,756	9,530	25,734
Administrative expense	525	—	245	1,076	706	8,602	11,154
Total expenses	49,725	—	41,225	47,229	17,082	31,795	187,056
Gain on sale of real estate assets, net	661	—	4,931	140	—	—	5,732
Other (loss) gain, net	(113)	—	(88)	(23,170)	(23)	16,903	(6,491)
Income tax benefit (expense)	22	—	(212)	733	3,082	(27)	3,598
Net (loss) income	(7,136)	(4,140)	9,424	84,903	8,658	(12,948)	78,761
Net (loss) income attributable to noncontrolling interests:
Investment entities	(2,353)	—	3,923	20,694	—	—	22,264
Operating Company	(776)	(671)	893	10,411	1,404	(4,061)	7,200
Net (loss) income attributable to Colony Capital, Inc.	$(4,007)	$(3,469)	$4,608	$53,798	$7,254	$(8,887)	$49,297

	Real Estate Equity
(In thousands)	Light Industrial Platform	Single-Family Residential Rentals	Other	Real Estate Debt	Investment Management	Amounts Not Allocated to Segments	Total
Nine Months Ended September 30, 2016
Income:
Interest income	$—	$—	$14	$291,427	$—	$55	$291,496
Property operating income	142,693	—	132,358	4,419	—	—	279,470
Income (loss) from equity method investments	—	(9,118)	56,698	18,081	3,037	3,528	72,226
Fee income	—	—	—	—	49,347	—	49,347
Other income	1,263	—	414	5,014	—	3,380	10,071
Total income (loss)	143,956	(9,118)	189,484	318,941	52,384	6,963	702,610
Expenses:
Transaction, investment and servicing costs	1,052	—	6,514	11,219	1,578	15,723	36,086
Interest expense	30,906	—	33,295	28,808	—	33,626	126,635
Property operating expenses	41,636	—	42,748	5,085	—	—	89,469
Depreciation and amortization	65,461	—	48,963	370	11,083	3,399	129,276
Provision for loan losses	—	—	—	17,412	—	—	17,412
Impairment loss	137	—	334	4,670	320	—	5,461
Compensation expense	4,933	—	2,375	8,160	25,278	39,943	80,689
Administrative expenses	2,104	—	3,573	4,821	2,471	25,791	38,760
Total expenses	146,229	—	137,802	80,545	40,730	118,482	523,788
Gain on sale of real estate assets, net	2,749	—	61,749	3,616	—	—	68,114
Other gain, net	213	—	4,261	214	22	13,560	18,270
Income tax (expense) benefit	(37)	—	(3,870)	(530)	5,364	(62)	865
Net income (loss)	652	(9,118)	113,822	241,696	17,040	(98,021)	266,071
Net (loss) income attributable to noncontrolling interests:
Investment entities	(4,444)	—	42,518	92,434	—	—	130,508
Operating Company	792	(1,438)	10,851	23,322	2,665	(20,664)	15,528
Net income (loss) attributable to Colony Capital, Inc.	$4,304	$(7,680)	$60,453	$125,940	$14,375	$(77,357)	$120,035

	Real Estate Equity
(In thousands)	Light Industrial Platform	Single-Family Residential Rentals	Other	Real Estate Debt	Investment Management	Amounts Not Allocated to Segments	Total
Nine Months Ended September 30, 2015
Income:
Interest income	$7	$—	$8	$289,550	$—	$111	$289,676
Property operating income	117,057	—	93,791	2,610	—	—	213,458
Income (loss) from equity method investments	—	(9,701)	13,483	40,937	(389)	(146)	44,184
Fee income	—	—	—	219	44,849	—	45,068
Other income	313	—	—	4,325	—	3,470	8,108
Total income (loss)	117,377	(9,701)	107,282	337,641	44,460	3,435	600,494
Expenses:
Management fees		—	—	—	—	15,062	15,062
Transaction, investment and servicing costs	3,712	—	1,735	12,552	—	15,536	33,535
Interest expense	27,756	—	11,936	22,066	—	33,786	95,544
Property operating expenses	40,818	—	41,186	3,527	—	—	85,531
Depreciation and amortization	61,220	—	26,843	190	11,234	2,122	101,609
Provision for loan losses	—	—	—	30,937	—	—	30,937
Impairment loss	450	—	—	317	—	—	767
Compensation expense	2,286	—	1,225	6,986	22,266	22,230	54,993
Administrative expenses	1,122	—	1,537	3,601	1,759	18,712	26,731
Total expenses	137,364	—	84,462	80,176	35,259	107,448	444,709
Gain on sale of real estate assets, net	669	—	4,931	864	—	8	6,472
Gain on remeasurement of consolidated investment entities, net	—	—	10,223	31,263	—	—	41,486
Other (loss) gain, net	(180)	—	(882)	(23,174)	(23)	15,977	(8,282)
Income tax benefit (expense)	440	—	(3,264)	(1,262)	6,732	(47)	2,599
Net (loss) income	(19,058)	(9,701)	33,828	265,156	15,910	(88,075)	198,060
Net (loss) income attributable to noncontrolling interests:
Investment entities	(6,783)	—	8,283	61,080	—	—	62,580
Operating Company	(1,409)	(935)	3,114	23,966	2,566	(10,964)	16,338
Net (loss) income attributable to Colony Capital, Inc.	$(10,866)	$(8,766)	$22,431	$180,110	$13,344	$(77,111)	$119,142
Total assets and equity method investments of each of segment are summarized as follows:

	September 30, 2016		December 31, 2015
(In thousands)	Segment Assets	Equity Method Investments	Segment Assets	Equity Method Investments
Light industrial platform	$2,357,485	$—	$1,926,002	$—
Single-family residential rentals	378,846	378,846	394,783	394,783
Other real estate equity	2,124,427	224,347	2,094,794	195,353
Real estate debt	4,361,087	270,599	4,734,547	214,218
Investment management	785,044	14,676	798,213	9,794
Amounts not allocated to segments	139,752	17,691	90,971	10,449
Total	$10,146,641	$906,159	$10,039,310	$824,597

Geography
Geographic information about the Company's total income and long-lived assets are as follows. Geography is generally presented as the location in which the income producing assets reside or the location in which income generating services are performed.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Total income by geography:
United States	$177,898	$176,033	$550,488	$459,058
Europe	47,622	82,003	143,764	131,647
Other	1,790	2,939	4,856	6,429
Total (1)	$227,310	$260,975	$699,108	$597,134

(In thousands)	September 30, 2016	December 31, 2015
Long-lived assets by geography:
United States	$2,891,675	$2,887,893
Europe	1,383,737	1,224,363
Total (2)	$4,275,412	$4,112,256
__________

(1)	Total income excludes cost reimbursement income from affiliates.

(2)	Long-lived assets exclude financial instruments, investment management contract and customer relationship intangible assets, as well as real estate held for sale.

23. Subsequent Events
The Company has evaluated subsequent events and transactions through the date these condensed consolidated financial statements were issued. Other than as disclosed elsewhere, no subsequent events have occurred that would require recognition in the accompanying consolidated financial statements or disclosure in the notes to the consolidated financial statements.

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

Overview
We are a leading global real estate and investment management firm headquartered in Los Angeles, California with more than 300 employees. Through our global investment management business, which has operated under the Colony Capital brand for more than 25 years, we have $18.4 billion of assets under management and $7.6 billion of fee-earning equity under management as of September 30, 2016. We rely on the experience and relationships cultivated over this period to target attractive risk-adjusted returns for our investors by investing primarily in real estate and real estate-related assets. We manage capital on behalf of both Company shareholders and limited partners in private investment funds under our management where the Company may earn management fees and carried interests. Our investment portfolio is primarily composed of: (i) real estate equity; (ii) real estate and real estate-related debt; and (iii) investment management of Company-sponsored private equity funds and vehicles.
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
Proposed Merger
On June 2, 2016, the Company entered into a definitive Merger Agreement with NSAM and NRF under which the companies intend to combine in an all-stock merger transaction to form Colony NorthStar, which will be the publicly-traded company of the combined organization.
Based upon the share exchange ratios set forth in the Merger Agreement, the Company's stockholders will own approximately 33.25%, NSAM stockholders will own approximately 32.85% and NRF stockholders will own approximately 33.90% of Colony NorthStar, on a fully diluted basis, excluding the effect of certain equity based awards to be issued in connection with the Merger.
The Merger will create a significantly larger, more scalable and diversified, internally-managed REIT that includes an established institutional and retail investment management platform. Upon closing of the Merger, Thomas J. Barrack Jr. will be

Executive Chairman of Colony NorthStar, David Hamamoto will be Executive Vice Chairman, and Richard B. Saltzman will be Chief Executive Officer. The board of directors of Colony NorthStar will consist of 10 members, of whom five will be designated by the Company, and five by NSAM and NRF collectively.
The Merger has been unanimously approved by the Special Committees of NSAM and NRF, and the Company's Board of Directors. The Merger is anticipated to close in January 2017, subject to customary closing conditions, including regulatory approvals, and approval by the stockholders of the Company, NSAM and NRF.
Refer to Note 1 to the Condensed Consolidated Financial Statements and Part II, Item 1A, Risk Factors, for further details and a discussion of some of the risks related to the Merger. Additional information about the Merger and the Merger Agreement are set forth in the Company's Current Reports on Form 8-K filed with the SEC on June 8, 2016 and October 17, 2016 and the joint proxy statement/prospectus on Form S-4 initially filed by Colony NorthStar with the SEC on July 29, 2016, as amended from time to time (collectively, the "Form S-4").
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
Upon consummation of the Combination, all of CCLLC’s senior executives became employed by the Company. In order to further demonstrate their collective long term commitment to the Company’s business, Messrs. Barrack and Saltzman entered into five-year employment agreements, certain other key senior executives entered into three-year employment agreements, and all such executives entered into or are subject to lock-up arrangements with the Company, which, subject to certain exceptions for estate planning, partial share pledges and tax-related sales, generally restrict them from transferring their respective interests in OP Units and/or shares received in the Combination on a ratable basis over the same period as their respective employment agreement terms.
Organizational Structure
In connection with the Combination, the Company reorganized into an umbrella partnership real estate investment trust ("UPREIT"). As part of the restructuring, the Company contributed to OP and its subsidiaries substantially all of the Company's other subsidiaries, assets and liabilities, other than certain indebtedness, in exchange for membership interests in OP ("OP Units"). Following the Combination, OP conducts all of the activities and owns substantially all of the assets and liabilities of the combined business. As of September 30, 2016, the Company's senior executives owned an approximate 15.4% noncontrolling interest in OP.

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

Highlights
Significant developments in our business in 2016 include:

•	In January 2016, closing of the merger between our equity method investee, Colony American Homes, and Starwood Waypoint Residential Trust;

•	In February 2016, realized a gain of $49.3 million from the sale of a foreclosed property in Germany, of which $35.1 million was attributable to noncontrolling interests in investment entities;

•
On March 31, 2016, amended our credit facility which increased our borrowing capacity by $50 million to $850 million (with an accordion bringing the total borrowing capacity to $1.275 billion) and at a lower interest rate of one-month LIBOR plus 2.25% per annum (from 2.75% per annum) for a four year term with two six-month extensions;

•
In June 2016, realized a gain of $45.0 million from a redemption of our profit participation interest in an equity method investee by our joint venture partner, of which $7.5 million was attributable to noncontrolling interests in investment entities;

•	On June 2, 2016, entered into a definitive Merger Agreement with NSAM and NRF to combine in an all-stock merger to form Colony NorthStar, with the Merger expected to close in January 2017;

•	In September 2016, held a closing of our sponsored open-end industrial fund with total callable capital commitments of $257.5 million;

•
For the nine months ended September 30, 2016, significant acquisitions in our other real estate equity segment include a portfolio of 23 industrial properties in Spain and an office property in France for total purchase price of $112.6 million. Additionally, our light industrial portfolio in the U.S. acquired five additional properties for aggregate purchase price of $201.6 million; and

•
For the nine months ended September 30, 2016, $420.7 million of loans were originated or acquired, including additional advances under existing commitments, collateralized by commercial real estate and land development.

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

Condensed Segment Balance Sheets

	Real Estate Equity
($ in thousands)	Light Industrial Platform	Single Family Residential Rentals	Other	Real Estate Debt	Investment Management	Amounts Not Allocated to Segments	Total
September 30, 2016
Assets
Cash	$233,003	$—	$91,479	$60,387	$10,416	$44,888	$440,173
Loans receivable, net
Held for investment	—	—	—	3,685,654	—	—	3,685,654
Held for sale	—	—	—	56,357	—	—	56,357
Real estate assets, net
Held for investment	1,896,537	—	1,383,973	13,612	—	—	3,294,122
Held for sale	4,518	—	120,970	69,903	—	—	195,391
Equity method investments	—	378,846	224,347	270,599	14,676	17,691	906,159
Other investments	—	—	99,736	23,882	—	—	123,618
Goodwill	20,000	—	—	—	660,127	—	680,127
Deferred leasing costs and intangible assets, net	82,821	—	156,090	154	74,380	—	313,445
Other assets	120,606	—	47,832	180,539	25,445	77,173	451,595
Total assets	$2,357,485	$378,846	$2,124,427	$4,361,087	$785,044	$139,752	$10,146,641
Liabilities
Debt, net	$1,214,081	$—	$948,549	$908,013	$—	$994,101	$4,064,744
Intangible liabilities, net	12,519	—	10,272	—	—	—	22,791
Other liabilities	49,160	—	80,685	101,965	61,537	122,890	416,237
Total liabilities	1,275,760	—	1,039,506	1,009,978	61,537	1,116,991	4,503,772
Equity
Stockholders' equity	504,943	331,692	549,671	1,669,166	633,454	(855,603)	2,833,323
Noncontrolling interests:
Investment entities	504,997	—	457,107	1,444,649	—	—	2,406,753
Operating Company	71,785	47,154	78,143	237,294	90,053	(121,636)	402,793
Total equity	1,081,725	378,846	1,084,921	3,351,109	723,507	(977,239)	5,642,869
Total liabilities and equity	$2,357,485	$378,846	$2,124,427	$4,361,087	$785,044	$139,752	$10,146,641
By Geography:
United States	100%	100%	40%	79%	NA	NA
Europe	—%	—%	60%	20%	NA	NA
Other	—%	—%	—%	1%	NA	NA

	Real Estate Equity
(In thousands)	Light Industrial Platform	Single Family Residential Rentals	Other	Real Estate Debt	Investment Management	Amounts Not Allocated to Segments	Total
December 31, 2015
Assets
Cash	$12,129	$—	$61,548	$70,086	$28,499	$13,592	$185,854
Loans receivable, net
Held for investment	—	—	—	4,048,477	—	—	4,048,477
Held for sale	—	—	—	75,002	—	—	75,002
Real estate assets, net					—
Held for investment	1,765,159	—	1,347,099	19,960	—	—	3,132,218
Held for sale	6,110	—	197,860	93,917	—	—	297,887
Equity method investments	—	394,783	195,353	214,218	9,794	10,449	824,597
Other investments	—	—	99,868	—	—	—	99,868
Goodwill	20,000	—	—	—	658,267	—	678,267
Deferred leasing costs and intangible assets, net	81,861	—	155,808	140	87,704	—	325,513
Other assets	40,743	—	37,258	212,747	13,949	66,930	371,627
Total assets	1,926,002	394,783	2,094,794	4,734,547	798,213	90,971	10,039,310
Liabilities
Debt, net	1,092,277	—	994,160	1,143,304	—	949,062	4,178,803
Intangible liabilities, net	12,339	—	12,183	—	—	—	24,522
Other liabilities	43,717	—	71,819	126,939	45,406	131,864	419,745
Total liabilities	1,148,333	—	1,078,162	1,270,243	45,406	1,080,926	4,623,070
Equity
Stockholders' equity	$430,140	$342,938	$513,124	$1,766,719	$653,941	$(859,946)	$2,846,916
Noncontrolling interests :
Investment entities	282,500	—	425,934	1,430,491	—	—	2,138,925
Operating Company	65,029	51,845	77,574	267,094	98,866	(130,009)	430,399
Total equity	777,669	394,783	1,016,632	3,464,304	752,807	(989,955)	5,416,240
Total liabilities and equity	$1,926,002	$394,783	$2,094,794	$4,734,547	$798,213	$90,971	$10,039,310
By Geography:
United States	100%	100%	42%	81%	NA	NA
Europe	—%	—%	58%	18%	NA	NA
Other	—%	—%	—%	1%	NA	NA

Results of Operations
The following table summarizes our segment results:

Three Months Ended September 30,	Total Income		Net Income (Loss)		Net Income (Loss) Attributable to Colony Capital, Inc.
(In thousands)	2016	2015	2016	2015	2016	2015
Light Industrial Platform	$49,494	$42,019	$439	$(7,136)	$1,169	$(4,007)
Single Family Residential	(455)	(4,140)	(455)	(4,140)	(385)	(3,469)
Other Real Estate Equity	47,789	46,018	14,487	9,424	11,229	4,608
Real Estate Debt	108,114	154,429	85,058	84,903	44,436	53,798
Investment Management (1)	21,112	22,681	8,433	8,658	7,128	7,254

Nine Months Ended September 30,	Total Income		Net Income (Loss)		Net Income (Loss) Attributable to Colony Capital, Inc.
(In thousands)	2016	2015	2016	2015	2016	2015
Light Industrial Platform	$143,956	$117,377	$652	$(19,058)	$4,304	$(10,866)
Single Family Residential	(9,118)	(9,701)	(9,118)	(9,701)	(7,680)	(8,766)
Other Real Estate Equity	189,484	107,282	113,822	33,828	60,453	22,431
Real Estate Debt	318,941	337,641	241,696	265,156	125,940	180,110
Investment Management (1)	52,384	44,460	17,040	15,910	14,375	13,344
__________

(1)	Investment management is a new segment upon consummation of the Combination on April 2, 2015.
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

Equity—Light Industrial Platform

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2016	2015	Change	2016	2015	Change
Income
Interest income	$—	$—	$—	$—	$7	$(7)
Property operating income	49,256	41,706	7,550	142,693	117,057	25,636
Other income	238	313	(75)	1,263	313	950
Total income	49,494	42,019	7,475	143,956	117,377	26,579
Expenses
Transaction, investment and servicing costs	612	274	338	1,052	3,712	(2,660)
Interest expense	11,532	11,917	(385)	30,906	27,756	3,150
Property operating expenses	13,921	14,442	(521)	41,636	40,818	818
Depreciation and amortization	22,295	21,233	1,062	65,461	61,220	4,241
Impairment loss	—	—	—	137	450	(313)
Compensation expense	1,507	1,334	173	4,933	2,286	2,647
Administrative expenses	1,220	525	695	2,104	1,122	982
Total expenses	51,087	49,725	1,362	146,229	137,364	8,865
Gain on sale of real estate assets	1,949	661	1,288	2,749	669	2,080
Other gain (loss), net	114	(113)	227	213	(180)	393
Income tax (expense) benefit	(31)	22	(53)	(37)	440	(477)
Net loss	439	(7,136)	7,575	652	(19,058)	19,710
Net (loss) income attributable to noncontrolling interests:
Investment entities	(944)	(2,353)	1,409	(4,444)	(6,783)	2,339
Operating Company	214	(776)	990	792	(1,409)	2,201
Net income (loss) attributable to Colony Capital, Inc.	$1,169	$(4,007)	$5,176	$4,304	$(10,866)	$15,170
Our strategy is to pursue accretive asset acquisitions, capturing the benefits of scale as one of the few institutional investors primarily focused on the fragmented light industrial sector.
Light industrial buildings are (i) multi-tenant industrial assets with up to 500,000 leasable square feet or (ii) single tenant industrial assets with up to 250,000 leasable square feet, and contain 20% or less office space. These buildings are typically located in supply-constrained, in-fill locations. They are designed to meet the local and regional distribution needs of businesses of every size, from large international to local and regional firms, by providing smaller industrial distribution spaces located closer to a company's customer base.
Our investment in the light industrial portfolio, initially acquired in December 2014, is made through a joint venture, both directly and through two sponsored and managed partnerships with third party limited partners (including our recently closed open-end industrial fund, as discussed below). We had also acquired, in December 2014, full ownership of the associated operating platform, which provides for vertical integration from acquisition and development to asset management and property management of the light industrial assets.
In September 2016, we held a closing of our sponsored open-end industrial fund, which allowed us to bring in new investors into the light industrial portfolio through an open-end fund platform. At September 30, 2016, we have a total investment of $593.5 million or a 52% interest in the light industrial portfolio, while the third party limited partners contributed the remaining capital of $566.5 million.
Operating Metrics
The light industrial portfolio has a diversified tenant base of over 800 tenants, of which 74% are international and national companies. The top ten tenants made up only 9.2% of the portfolio based on annualized gross rent as of September 30, 2016.
See "—Information About Our Real Estate Portfolios" for additional information on the real estate assets held within our light industrial portfolio as of September 30, 2016.

	Number of Properties	Number of Buildings	Rentable Square Feet (in thousands)	Annualized Base Rent (in thousands) (1)	Percentage Leased
September 30, 2016	288	336	36,430	$159,995	95%
December 31, 2015	278	325	34,738	135,936	93%
_________

(1)
Represents annualized fixed base rental amount using rental revenue computed on a straight-line basis in accordance with GAAP and excludes the impact of amortization of above- and below-market lease values.

2016 Activity

•	Total portfolio leased percentage increased from 93% at December 31, 2015 to 95% at September 30, 2016, adding 1,692,000 rentable square feet, net of dispositions, through the third quarter of 2016.

•
Leasing activity continued at a steady pace with 81 new leases totaling 2.1 million square feet and 80 lease renewals totaling 3.2 million square feet through September 30, 2016. Tenant retention based on square footage was 70% in the same period. At September 30, 2016, no more than 16% of existing leases are scheduled to expire in any single year over the next ten years.

•	Acquisitions and dispositions through the third quarter of 2016 are summarized below:
Acquisitions

Date	Market	Number of Properties	Number of Buildings	Rentable Square Feet (in thousands)	Leased % At Acquisition	Purchase Price (in thousands)
February	Maryland	1	2	201	96%	$17,625
April	Orlando	1	4	669	95%	55,650
July	Phoenix	1	1	60	100%	4,250
August	Minneapolis	1	4	899	100%	62,585
September	Dallas	1	7	568	97%	61,525
		5	18	2,397		$201,635
In October 2016, we closed on the acquisition of two properties totaling six buildings and 709,000 square feet in Dallas and Orlando.
Dispositions

Date	Market	Number of Properties	Number of Buildings	Rentable Square Feet (in thousands)	Proceeds from Sale (in thousands)	Realized Gain (in thousands)
January	Atlanta	1	1	69	$1,736	$384
March	Houston	1	1	96	6,385	397
May	Phoenix	1	1	57	1,800	19
July	Atlanta	1	1	100	2,178	169
September	Memphis	3	3	383	9,563	1,780
		7	7	705	$21,662	$2,749
These dispositions reflect the recycling of capital into newer assets to continually improve the overall quality of the portfolio.
At September 30, 2016, there were two properties in Minneapolis and Atlanta totaling 158,640 square feet that were held for sale.
Segment Balance Sheets
Real estate asset balance was $1.9 billion, financed by $1.2 billion of debt at September 30, 2016, of which $0.4 billion was fixed rate debt and $0.8 billion floating rate debt. This included real estate held for sale with total carrying value of $4.5 million and accompanying debt of $3.0 million.
Over time, we have been replacing the $1.1 billion short-term floating rate bridge debt used to finance the initial acquisition of the light industrial portfolio in December 2014 with longer term, fixed rate debt. In July 2015, we closed on a new $100.0 million revolving credit facility to pursue additional acquisitions. Between July 2015 and September 2016, we have obtained $455.1 million of fixed rate debt from four different lenders. Subsequent to the third quarter of 2016, we closed on an additional $142.6 million of fixed rate financing. Proceeds from the fixed rate debt were used to refinance the floating rate acquisition debt, pay down amounts outstanding under the revolving credit facility and applied as working capital.

Segment Results of Operations
The three and nine months ended September 30, 2016 recorded a net income attributable to stockholders of $1.2 million and $4.3 million compared to a net loss of $4.0 million and $10.9 million for the same periods in 2015, respectively.
Noncontrolling interests in investment entities were allocated a net loss in 2016 as a result of a disproportionate allocation of net income to our controlled affiliate, as general partner, in accordance with the terms of the operating partnership.
Property Operating Income and Property Operating Expenses—Total property operating income increased 18% between the three months ended September 30, 2015 and 2016 to $49.3 million and 22% between the nine months ended September 30, 2015 and 2016 to $142.7 million.
Total property operating expenses decreased 4% between the three months ended September 30, 2015 and 2016 to $13.9 million and increased 2% between the nine months ended September 30, 2015 and 2016 to $41.6 million.
Overall improvements in operating results stem from continued growth and scalability of the portfolio with increased leasing activity and rental rates across the portfolio. Most markets continue to lean in favor of the landlord, providing for rising rental rates on renewals, and the ability to minimize incentives such as tenant improvements and rental abatements
Same Store Analysis

(In thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
Same Store: (1)	2016	2015	Change %	2016	2015	Change %
Property operating income	$43,072	$41,774	3%	$113,922	$108,607	5%
Property operating expenses	12,459	14,406	-14%	34,296	37,699	-9%
__________

(1)
Our same store portfolio includes the same properties that were owned and excludes properties that were acquired or sold at any time during the three months ended September 30, 2016 and 2015, and separately, the nine months ended September 30, 2016 and 2015.

Same store property operating income increased 3% between the three months ended September 30, 2015 and 2016 and 5% between the nine months ended September 30, 2015 and 2016, while property operating expenses decreased 14% and 9% in the same periods.

•
The increase in same store property operating income resulted from a combination of increased occupancy for the third quarter of 2016, higher negotiated market rental rates on new and renewal lease transactions over the last twelve months, and contractual rental rate increases within existing leases.

•	Lower same store property operating expenses can be attributed in part to cost savings from bundling of insurance policies in 2016.
Other Income—This pertains to fee income under a property management contract that was assigned by an affiliate to the Company subsequent to June 2015.
Transaction, Investment and Servicing Costs—Costs increased quarter over quarter but decreased year over year between 2016 and 2015. This was driven primarily by the volume of acquisitions during these periods with 12 buildings compared to 7 buildings acquired in the third quarter of 2016 and 2015, respectively, and 18 buildings compared to 25 buildings acquired year to date in 2016 and 2015, respectively.
2015 also included fees paid to an affiliate for property management services. Beginning in May 2015, employees of the affiliate became employees of the Company and compensation costs were incurred directly in lieu of fee expense.
Interest Expense—Interest expense was $0.4 million lower between the three months ended September 30, 2016 and 2015 although effective interest rate was marginally higher in 2016. This was due to $3.1 million of amortization of debt financing cost that was accelerated in the third quarter of 2015 upon refinancing $165.8 million of the short term floating rate debt with longer term fixed rate debt. In comparison, in the third quarter of 2016, refinancing activity resulted in approximately $1.0 million of accelerated amortization of debt financing cost.
Interest expense was $3.2 million higher between the nine months ended September 30, 2016 and 2015 as the higher effective interest rate in 2016 more than offset the impact of higher accelerated amortization of debt financing cost in 2015.
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

Gain on Sale of Real Estate Assets—While the volume of dispositions have been consistent between 2016 and 2015, the larger gain on sale in 2016 was driven by a $1.8 million gain on disposition of our properties in Memphis in September 2016.
Income Tax Expense—Immaterial income tax expense was recorded for the nine months ended September 30, 2016 compared to $0.4 million of income tax benefit for the same period in 2015. This corresponds to the results for the respective periods which were a taxable net income in 2016 and a net loss in 2015.

Equity—Single Family Residential Rentals

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2016	2015	Change	2016	2015	Change
Loss from equity method investments	$(455)	$(4,140)	$3,685	$(9,118)	$(9,701)	$583
Net loss attributable to noncontrolling interests in Operating Company	(70)	(671)	601	(1,438)	(935)	(503)
Net loss attributable to Colony Capital, Inc.	$(385)	$(3,469)	$3,084	$(7,680)	$(8,766)	$1,086
At September 30, 2016, our investment in single-family residential rental homes represents a 14.0% interest in Colony Starwood Homes (formerly Colony American Homes, LLC or "CAH") and a 17.4% interest in Colony American Finance, LLC ("CAF"), reported under the equity method. Colony Starwood Homes is in the business of acquiring single family residential properties either directly or indirectly through joint venture investments, renovating and managing these properties to hold for investment and generating rental income through operating leases. CAF is a specialty finance company that lends to owners of single family homes for rent.
Significant Development in 2016
On January 5, 2016, CAH and SWAY completed a merger of the two companies into Colony Starwood Homes (NYSE: SFR), in a stock-for-stock transaction. The combined internally-managed company has total assets of approximately $6.6 billion as of September 30, 2016 and has already achieved significant cost synergies.
Upon completion of the merger, based on each company’s net asset value, existing SWAY shareholders and the former owner of the SWAY manager owned approximately 41% of the shares of the combined company, while former CAH shareholders owned approximately 59%. At closing, we received approximately 15.1 million SFR shares, representing 13.8% of the combined company. Following a stock repurchase by Colony Starwood Homes of approximately 2 million shares in the first quarter of 2016, our interest in Colony Starwood Homes has increased to 14.0%. Our interest in Colony Starwood Homes is valued at approximately $445 million based on the closing price of its common stock on November 4, 2016. Our holdings of SFR stock were subject to a nine-month lock-up which expired in October 2016.
Immediately prior to completion of the merger, CAH effected an internal reorganization to exclude its subsidiary, CAF, from the merger. As a result of the reorganization, the Company retained its 19.0% ownership interest in CAF. In June 2016, CAF received additional capital previously committed by its third party investors, which resulted in a decrease in the Company's interest in CAF to 17.4%.
Operating Metrics

	Number of Homes	Occupancy Rate
September 30, 2016	35,000+ homes	95%
December 31, 2015	18,800+ homes	95%
Post-merger, Colony Starwood Homes owns and manages more than 35,000 homes with an overall portfolio occupancy of 95% as of September 30, 2016.
In November 2016, Colony Starwood Homes declared a dividend for the third quarter of 2016 of $0.22 per share. Based on our ownership of 15.1 million shares, we will receive $3.3 million. Our investment in Colony Starwood Homes has generated an annualized dividend yield of 3.4% on our cost basis.
Segment Results of Operations
At September 30, 2016, our interests in Colony Starwood Homes and CAF had carrying values of $321.0 million and $57.9 million, respectively.

2016 reflects our share of results from the single family residential rentals business post SWAY merger. Our combined share of net loss for the three months ended September 30, 2016 comprised net loss of $1.6 million from Colony Starwood Homes and net income of $1.1 million from CAF, while the nine months ended September 30, 2016 comprised net loss of $9.8 million from Colony Starwood Homes and $0.7 million of net income from CAF.
For the three and nine months ended September 30, 2016, our share of net loss from Colony Starwood Homes included real estate depreciation and amortization expense of $6.6 million and $18.8 million, transaction and integration costs of the merger of $0.3 million and $4.2 million, as well as $63,000 of net gain and $1.0 million of net loss from the legacy SWAY nonperforming loans business, respectively. Colony Starwood Homes intends to exit the nonperforming loans business in the near term and classified it as a discontinued operation beginning with the period ended June 30, 2016.
Our share of results in the three and nine months ended September 30, 2015 was from the CAF and legacy CAH business, in which the latter included real estate depreciation and amortization of $6.4 million and $18.6 million, respectively.

Equity—Other Real Estate Equity Investments

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2016	2015	Change	2016	2015	Change
Income
Interest income	$—	$—	$—	$14	$8	$6
Property operating income	41,850	43,585	(1,735)	132,358	93,791	38,567
Income from equity method investments	5,644	2,433	3,211	56,698	13,483	43,215
Other income	295	—	295	414	—	414
Total income	47,789	46,018	1,771	189,484	107,282	82,202
Expenses
Transaction, investment and servicing costs	9	63	(54)	6,514	1,735	4,779
Interest expense	10,651	5,920	4,731	33,295	11,936	21,359
Property operating expenses	13,495	19,516	(6,021)	42,748	41,186	1,562
Depreciation and amortization	16,238	14,728	1,510	48,963	26,843	22,120
Impairment loss	334	—	334	334	—	334
Compensation expense	819	753	66	2,375	1,225	1,150
Administrative expenses	1,320	245	1,075	3,573	1,537	2,036
Total expenses	42,866	41,225	1,641	137,802	84,462	53,340
Gain on sale of real estate assets	8,216	4,931	3,285	61,749	4,931	56,818
Gain on remeasurement of consolidated investment entities, net	—	—	—	—	10,223	(10,223)
Other gain (loss), net	(168)	(88)	(80)	4,261	(882)	5,143
Income tax benefit (expense)	1,516	(212)	1,728	(3,870)	(3,264)	(606)
Net income	14,487	9,424	5,063	113,822	33,828	79,994
Net income attributable to noncontrolling interests:
Investment entities	1,202	3,923	(2,721)	42,518	8,283	34,235
Operating Company	2,056	893	1,163	10,851	3,114	7,737
Net income attributable to Colony Capital, Inc.	$11,229	$4,608	$6,621	$60,453	$22,431	$38,022
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
In March 2016, the Company, through an equity method joint venture with a private fund managed by the Company, formed the REIT Securities Venture, a vehicle that invests in the common stock and preferred stock of publicly traded U.S. REITs, including securities of the Company. The Company holds an approximate 4.4% interest in the REIT Securities Venture, which had a carrying value of $5.5 million at September 30, 2016.

Operating Metrics
See "—Information About Our Real Estate Portfolios" for additional information on the properties wholly-owned or partially-owned by us that were consolidated within our other real estate equity segment as of September 30, 2016.
Acquisitions and Dispositions
Activities in the other real estate equity segment in the nine months ended September 30, 2016 is summarized below:
Acquisitions of real estate

Date	Location	Type	Number of Properties	Number of Buildings	Rentable Square Feet (in thousands)	Purchase Price (in thousands)
January	Spain	Industrial	23	23	1,625	$94,403
April	Massachusetts, U.S.	Industrial—Net lease (1)	1	1	450	34,900
April	United Kingdom	Mixed Use (2)	11	15	734	—
May	France	Office (3)	1	5	171	18,204
			36	44	2,980	$147,507
__________

(1)	Sold in August 2016.

(2)
Assumed 12 properties through foreclosure, with one property sold in June 2016. In the third quarter of 2016, additional two properties were sold, with two properties remaining as held for sale at September 30, 2016.

(3)	Investment made alongside the Company's sponsored Global Credit Fund through a joint venture entity that is consolidated by the Company.
Dispositions of real estate

Date	Location	Type	Number of Properties	Realized Gain (in thousands)
February	Germany	Office	1	$49,330
August	Massachusetts, U.S.	Industrial—Net lease	1	3,596
Various	United Kingdom	Mixed Use	3	719
Various	Italy	Office	7	125
Various	Various in U.S	Hotels	26	7,979
			38	$61,749
Segment Balance Sheets
At September 30, 2016, real estate balance was $1.5 billion, financed by $0.9 billion of debt, comprising $0.5 billion of fixed rate debt and $0.4 billion of floating rate debt. Real estate held for sale made up $121.0 million of this balance with accompanying debt of $41.8 million at September 30, 2016.
Segment Results of Operations
Three Months Ended September 30, 2016 and 2015
Net income attributable to stockholders increased $6.6 million.
Property Operating Income—There was a $1.7 million decrease as $15.2 million of additional income contributed by new acquisitions, including a foreclosure, were more than offset by a loss of income from properties disposed, primarily $13.6 million of hotel income.
Income from Equity Method Investments—Our share of income from equity method investments was higher by $3.2 million, attributed primarily to our share of gain from sale of land at an investee of $2.1 million and net income of $0.5 million from two new equity method investments made in the third quarter of 2016.
Interest Expense—Interest expense was $4.7 million higher as a result of additional financing on existing investments and new acquisitions.
Property Operating Expenses—The decrease of $6.0 million was due to (i) a $10.7 million decrease in expenses from disposition of properties, primarily in our hotel portfolio; partially offset by (ii) $4.5 million of expenses incurred on new properties acquired since September 2015 and (iii) $0.2 million increase in expenses on a same store basis.
Depreciation and Amortization—The increase was due to new acquisitions and properties subsequently transferred from held for sale into held for investment, partially offset by properties classified as held for sale or sold in 2016.

Impairment Loss—Impairment of $0.3 million represent a write-down in value of a property in Italy that was sold in the third quarter of 2016.
Gain on Sale of Real Estate Assets—More active dispositions in the third quarter of 2016 generated $8.2 million of gains, primarily from seven hotels and a net lease property in Massachusetts, while the $4.9 million gain in the third quarter of 2015 resulted from disposition of properties in the United Kingdom and Italy.
Gain on Remeasurement of Consolidated Investment Entities, Net—This was a one-time gain recorded upon remeasurement at fair value of previous equity method investments that we were deemed to control as a result of the Combination, and consolidated effective April 2015.
Income Tax Expense—There was a net income tax benefit of $1.5 million in the third quarter of 2016 compared to an income tax expense of $0.2 million for the same period in 2015. The tax benefit in 2016 comprised primarily of deferred tax benefit related to our real estate portfolio in Spain, which was partially offset by income tax expense on the operations of our real estate investments in the United Kingdom.
Nine Months Ended September 30, 2016 and 2015
Net income attributable to stockholders increased $38.0 million.
Property Operating Income—The increase of $38.6 million was due primarily to the following: (i) an additional quarter of income totaling $19.1 million in 2016 resulting from consolidation of previous equity method investments post-Combination in April 2015; and (ii) income of $42.3 million from new acquisitions, including properties assumed through a foreclosure; partially offset by (iii) a loss of income totaling $29.7 million from disposition of properties, primarily 26 hotels sold in 2016.
Income from Equity Method Investments—The significant increase of $43.2 million was due to a $45.0 million gain from redemption in June 2016 of our preferred equity, including profit participation, in a joint venture investment, of which $7.5 million was attributable to noncontrolling interest in investment entities. Additionally, the third quarter of 2016 included $2.1 million gain from sale of land by an investee and net income of $0.5 million from two new equity method investments. These gains, however, were partially offset by a net decrease in income from other equity method investments year-over-year.
Transaction, Investment and Servicing Costs—Such costs were $4.8 million higher, primarily attributable to $5.5 million of transaction costs incurred in the two acquisitions in Europe in 2016, accounted for as business combinations. This increase was partially offset by other deal related costs in 2015 that were non-recurring. In 2015, the two single property acquisitions were asset acquisitions in which transaction costs were capitalized rather than expensed.
Interest Expense—Interest expense was $21.4 million higher, driven by additional financing on existing investments and new acquisitions as well as an additional quarter of interest expense on debt held by equity method investments that were consolidated in April 2015.
Property Operating Expenses—The increase of $1.6 million was due to (i) $11.1 million of expenses incurred on new properties acquired since September 2015, (ii) an additional quarter of expenses of $9.9 million from previous equity method investments that were consolidated post-Combination in April 2015 and (iii) $1.1 million increase in expenses on a same store basis; partially offset by (iv) $20.5 million decrease in expenses from property dispositions, primarily in our hotel portfolio.
Depreciation and Amortization—The increase was due to new acquisitions and previous equity method investments consolidated post-Combination in April 2015, partially offset by properties classified as held for sale or sold in 2016.
Impairment Loss—Impairment of $0.3 million was taken on a property in Italy that was sold in the third quarter of 2016.
Compensation Expense—2015 reflected three months less of expenses which were borne directly by us subsequent to the Combination in April 2015. Additionally, higher compensation costs were allocated in 2016 consistent with the increasing acquisition activities and growth in assets in the other real estate equity segment.
Administrative Expenses—These expenses include professional service fees and local taxes incurred directly by our investment entities. Higher expenses reflects an additional quarter of costs in 2016 upon consolidation of these entities post-Combination in April 2015.
Gain on Sale of Real Estate Assets—More active dispositions in 2016 generated total gains of $61.7 million, primarily $49.3 million from a foreclosed office property in Germany and $8.0 million from 26 hotels in our portfolio. In comparison, there were only two dispositions in Europe in 2015 which generated total gains of $4.9 million.
Gain on Remeasurement of Consolidated Investment Entities, Net—This was a one-time gain recorded upon remeasurement at fair value of previous equity method investments that we were deemed to control as a result of the Combination, and consolidated effective April 2015.

Other Gain (Loss), Net—The $4.3 million gain in 2016 was due primarily to a $4.7 million gain on a non-designated foreign exchange contract in January 2016. Other net losses arise from fair value changes in dedesignated portions of net investment hedges and on non-designated interest rate contracts. At September 30, 2016, all foreign exchange contracts hedging our investments in foreign denominated subsidiaries and joint ventures are designated as net investment hedges.
Income Tax Expense—2015 included $2.5 million of deferred tax expense in connection with the remeasurement gain upon consolidation of previous equity method investments. Excluding this impact in 2015, income tax expense would have increased $3.1 million, which can be attributed in part to the gain on sale of a property in Germany and an increase in net operating income from our real estate investments in the United Kingdom.

Real Estate Debt

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2016	2015	Change	2016	2015	Change
Income
Interest income	$98,249	$142,158	$(43,909)	$291,427	$289,550	$1,877
Property operating income	1,399	1,144	255	4,419	2,610	1,809
Income from equity method investments	6,385	9,121	(2,736)	18,081	40,937	(22,856)
Fee income	—	—	—	—	219	(219)
Other income	2,081	2,006	75	5,014	4,325	689
Total income	108,114	154,429	(46,315)	318,941	337,641	(18,700)
Expenses
Transaction, investment and servicing costs	2,843	6,508	(3,665)	11,219	12,552	(1,333)
Interest expense	8,824	7,784	1,040	28,808	22,066	6,742
Property operating expenses	1,487	1,657	(170)	5,085	3,527	1,558
Depreciation and amortization	94	31	63	370	190	180
Provision for loan losses	6,569	26,495	(19,926)	17,412	30,937	(13,525)
Impairment loss	607	317	290	4,670	317	4,353
Compensation expense	2,435	3,361	(926)	8,160	6,986	1,174
Administrative expenses	1,235	1,076	159	4,821	3,601	1,220
Total expenses	24,094	47,229	(23,135)	80,545	80,176	369
Gain on sale of real estate assets	986	140	846	3,616	864	2,752
Gain on remeasurement of consolidated investment entities, net	—	—	—	—	31,263	(31,263)
Other gain (loss), net	61	(23,170)	23,231	214	(23,174)	23,388
Income tax (expense) benefit	(9)	733	(742)	(530)	(1,262)	732
Net income	85,058	84,903	155	241,696	265,156	(23,460)
Net income attributable to noncontrolling interests:
Investment entities	32,486	20,694	11,792	92,434	61,080	31,354
Operating Company	8,136	10,411	(2,275)	23,322	23,966	(644)
Net income attributable to Colony Capital, Inc.	$44,436	$53,798	$(9,362)	$125,940	$180,110	$(54,170)
Our real estate debt portfolio includes originations and acquisitions of senior loans and subordinated debt, including purchased credit impaired ("PCI") loans. We hold our real estate debt investments and generate interest income either directly or indirectly through our investments in unconsolidated investment entities.
Key Activities
In the nine months ended September 30, 2016, significant activities in the real estate debt segment were as follows:

•
Origination or acquisition of new loans and additional advances under existing commitments totaling $420.7 million, with $246.4 million of these new loans invested alongside the Company's sponsored Global Credit Fund, and of which $161.9 million were in Europe;

•
In the second quarter of 2016, acquired, at a discount, mezzanine positions in two CMBS, which are subordinated by first loss tranches in the securitization trusts. The CMBS investment was made alongside the Company’s sponsored Global Credit Fund through co-investment joint ventures that are consolidated by the Company. Fair value of our CMBS investment at September 30, 2016 was $23.9 million; and

•	Sales of loans with total carrying value of $188.6 million through the third quarter of 2016, with immaterial losses for costs related to dispositions.
Segment Balance Sheets
At September 30, 2016 and December 31, 2015, a summary our portfolio of consolidated loans held for investment, both wholly-owned or partially owned by us, were as follows:

	Carrying value (before allowance for loan losses)		Allowance for loan losses
Loan Type	Amount	% (1)	Amount	% (1)
At September 30, 2016 (2)
Non-PCI loans	3,192,141	85%	$4,573	9%
PCI loans	544,905	15%	46,819	91%
Total loans held for investment	$3,737,046		$51,392
At December 31, 2015 (3)
Non-PCI loans	3,382,308	83%	$472	1%
PCI loans	701,356	17%	34,715	99%
Total loans held for investment	$4,083,664		$35,187
__________
(1)    Represents percentage of carrying value and allowance for loan losses between non-PCI and PCI loans, respectively.
(2)    Excludes four non-PCI loans with total carrying value of $56.4 million that were held for sale at September 30, 2016.
(3)     Excludes one non-PCI loan with carrying value of $75.0 million that was held for sale at December 31, 2015.
Investment level financing in the real estate debt segment was $0.9 billion at September 30, 2016, including two warehouse facilities and four mortgage securitizations which were accounted for as secured financing. At September 30, 2016, $58.8 million of debt outstanding on our warehouse financing was related to loans held for sale. In October 2016, we reduced the aggregate size of our warehouse facilities from $400.0 million to $125.0 million in light of current and expected near term utilization.
Segment Results of Operations
Three Months Ended September 30, 2016 and 2015
Net income attributable to stockholders recorded a decrease of $9.4 million.
Interest Income—There was a decrease of $43.9 million in interest income, arising primarily from $46.0 million of interest income recognized in the third quarter of 2015 upon full payoff of two commercial loans in Spain.
Property Operating Income—Higher income in 2016 was due to rental income from a foreclosure on two commercial buildings in October 2015.
Income from Equity Method Investments—The decrease of $2.7 million can be attributed to (i) a decrease of $3.7 million in income from investments that have resolved; partially offset by (ii) a $1.0 million net increase in income from new and existing investments.
Transaction, Investment and Servicing Costs—There was a decrease of $3.7 million in 2016, driven by lower servicing costs from pay down and resolution of loans in our portfolio.
Interest Expense—The increase of $1.0 million can be attributed to a new securitization in September 2015 and financing of new investments; partially offset by decreases from pay downs and pay offs on our loans and corresponding financing over time.
Provision for Loan Losses—For the three months ended September 30, 2016, provision for loan losses was $6.6 million, all on PCI loans, of which $5.7 million was attributed to noncontrolling interests in investment entities. This represents a net decrease of $19.9 million in provision for loan losses, driven by a decrease of $21.3 million taken on two loan portfolios in the third quarter of 2015, partially offset by a net increase of $1.4 million on other loan portfolios in the third quarter of 2016.

Compensation Expense—The decrease of $0.9 million in compensation costs corresponded to the decline in investing activities and a lower headcount in the real estate debt segment.
Gain on Sale of Real Estate Assets—Gains were $0.8 million higher in 2016 compared to 2015 due to higher foreclosure activity in 2016, with the increase in gains largely generated by sales of foreclosed assets from one loan portfolio.
Gain on Remeasurement of Consolidated Investment Entities, Net—This was a one-time gain recorded upon remeasurement at fair value of previous equity method investments that we were deemed to control as a result of the Combination, and consolidated effective April 2015.
Income Tax Expense—There was immaterial income tax expense in the third quarter of 2016 while an income tax benefit of $0.7 million was recorded for the same period in 2015. The latter was largely attributed to deferred tax benefit from net losses on two loan portfolios that have wound down significantly since 2015.
Nine Months Ended September 30, 2016 and 2015
Net income attributable to stockholders recorded a decrease of $54.2 million, largely due to the effect of a one time remeasurement gain from consolidation of previous equity method investments in April 2015.
Interest Income—Interest income in 2016 was marginally higher as interest income from new loans, including draws on revolving loans, as well as prepayments on securitized or warehoused loans were largely offset by loan resolutions, in particular interest income of $46.0 million was recognized in the third quarter of 2015 upon full payoff of two loans.
Property Operating Income—This pertains to rental income on foreclosed properties, mainly from joint venture investments that were consolidated post-Combination in April 2015. Therefore, income in 2015 was lower as it included only two quarters of activity and additionally, 2016 included $0.8 million of rental income from a foreclosure on two commercial buildings in October 2015.
Income from Equity Method Investments—The decrease of $22.9 million can be attributed primarily to (i) an additional quarter of income in 2015 totaling $19.5 million contributed by equity method investments consolidated post-Combination in April 2015; and (ii) $12.8 million decrease in income from investments that resolved; partially offset by (iii) $9.7 million net increase in income from new and existing investments.
Other Income—The net increase of $0.7 million was due largely to $1.3 million of income from legal settlement of a loan in 2016, partially offset by a $0.6 million decrease in income from a loan portfolio that was resolved in 2015.
Transaction, Investment and Servicing Costs—In 2016, overall servicing costs decreased $1.3 million as our loan portfolios continue to be paid down or resolved over time.
Interest Expense—The increase of $6.7 million can be attributed to a new securitization in September 2015 and financing of new investments; partially offset by decreases from payoff of loans and their corresponding financing. Additionally, 2016 included an additional quarter of interest expense on debt consolidated post-Combination in April 2015.
Property Operating Expenses—These expenses are related to foreclosed properties and 2016 was higher by $1.6 million as 2015 included only expenses for two quarters post-Combination in April 2015.
Provision for Loan Losses—The $17.4 million provision for loan losses for the nine months ended September 30, 2016 comprise $13.3 million on PCI loans and $4.1 million on non-PCI loans, of which $10.9 million in aggregate was attributed to noncontrolling interests in investment entities. The decrease of $13.5 million in provision for loan losses was driven by a decrease of $21.4 million taken on two loan portfolios in 2015, partially offset by $1.7 million on a troubled debt restructure in 2016 and a net increase of $6.2 million on other loans in 2016.
Impairment Loss—This relates to subsequent write-down in value of foreclosed properties, including selling costs. Higher impairment losses were taken in 2016, which reflects additional foreclosures and a longer holding period. In 2015, we started to hold foreclosed properties upon consolidation of previous equity method investments in April 2015.
Compensation Expense—The increase of $1.2 million reflects an additional quarter of compensation costs post-Combination in April 2015. In 2016, allocated compensation costs decreased consistent with a decline in investing activities and a lower headcount in the real estate debt segment.
Administrative Expense—The increase of $1.2 million reflects an additional quarter of expenses post-Combination in April 2015. In 2016, administrative costs decreased consistent with a decline in investing activities in the real estate debt segment.
Gain on Sale of Real Estate Assets—The increase of $2.8 million reflects higher foreclosure and sale activities in 2016, with $2.1 million contributed by foreclosed assets from two loan portfolios.

Gain on Remeasurement of Consolidated Investment Entities, Net—This was a one-time gain recorded upon remeasurement at fair value of previous equity method investments that we were deemed to control as a result of the Combination, and consolidated effective April 2015.
Income Tax Expense—Income tax expense decreased $0.7 million, which can be attributed primarily to $0.9 million of net deferred tax expense in 2015 related to the remeasurement gain upon consolidation of previous equity method investments.

Investment Management

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2016	2015	Change	2016	2015	Change
Income
Income from equity method investments	$3,879	$(389)	$4,268	$3,037	$(389)	$3,426
Fee income	17,233	23,070	(5,837)	49,347	44,849	4,498
Total income	21,112	22,681	(1,569)	52,384	44,460	7,924
Expenses
Transaction, investment and servicing costs	1,511	—	1,511	1,578	—	1,578
Depreciation and amortization	3,779	5,620	(1,841)	11,083	11,234	(151)
Impairment loss	—	—	—	320	—	320
Compensation expense	8,111	10,756	(2,645)	25,278	22,266	3,012
Administrative expenses	1,005	706	299	2,471	1,759	712
Total expenses	14,406	17,082	(2,676)	40,730	35,259	5,471
Other gain, net	16	(23)	39	22	(23)	45
Income tax benefit	1,711	3,082	(1,371)	5,364	6,732	(1,368)
Net income	8,433	8,658	(225)	17,040	15,910	1,130
Net income attributable to noncontrolling interests in Operating Company	1,305	1,404	(99)	2,665	2,566	99
Net income attributable to Colony Capital, Inc.	$7,128	$7,254	$(126)	$14,375	$13,344	$1,031
Through the Combination which closed on April 2, 2015, we acquired (i) the investment management business of CCLLC, in which we assumed CCLLC's in-place investment advisory contracts that generate management fee income; and (ii) ownership of the Colony trade name under which we sponsor funds or similar investment vehicles as general partner post-Combination.
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
Sponsored Funds
At September 30, 2016, we have unfunded commitments of $74.0 million to certain Sponsored Funds.

Operating Metrics
Both AUM and FEEUM decreased in the nine months ended September 30, 2016.

•	The $0.7 billion decrease in AUM can be attributed primarily to disposition of a non-fee-bearing private equity investment and continued realization of investments from liquidating legacy funds.

•
FEEUM decreased $1.5 billion, driven by a change in fee basis for two 2006 vintage funds that are in liquidation, and to a lesser extent, realization of investments by liquidating legacy funds outpacing inflows of managed capital.

(In billions)	September 30, 2016	December 31, 2015
Assets under management ("AUM") (1)	$18.1	$18.8
Fee-earning equity under management ("FEEUM") (2)	$7.8	$9.3
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

(2)
FEEUM refers to the equity for which the Company provides investment management services and from which it derives management fees and/or performance allocations. At September 30, 2016, FEEUM includes approximately $0.6 billion of uncalled limited partner capital commitments that does not bear fees until such capital is called at the Company’s discretion. Additionally, $0.3 billion pertains to FEEUM of our equity-method investment in a German-based asset management platform. The Company’s calculations of FEEUM may differ from the calculations of other asset managers, and as a result, these measures may not be comparable to similar measures presented by other asset managers.

Segment Results of Operations
Net income from our investment management business attributable to stockholders decreased $0.1 million to $7.1 million quarter over quarter and increased $1.0 million to $14.4 million year over year.
Fee Income—Fee income for the three months ended September 30, 2016 of $17.2 million was $5.8 million lower compared to the same period in 2015. This resulted primarily from a $5.9 million decrease due to fee concessions, including a change in fee basis, on three liquidating funds, offset by $0.8 million of fee income from the new Global Credit Fund.
Fee income for the nine months ended September 30, 2016 of $49.3 million was $4.5 million higher compared to the nine months ended September 30, 2015. This is because 2016 included an additional quarter of fee income of $16.6 million as well as $1.4 million of fee income from the new Global Credit Fund, which were, however, largely offset by a $13.3 million decrease due to fee concessions in 2016.
Income from Equity Method Investments—This pertains to our 50% interest in a German-based asset manager. Our share of results for the third quarter and year-to-date 2016 included a one time gain of approximately $3.3 million from the sale of an asset by the investee. Results in 2015 were inconsequential as our investment in the third party manager was made in May 2015.
At September 30, 2016, our equity-method investments comprise $13.2 million in the third party asset manager and $1.5 million of GP investments in Sponsored Funds.
Depreciation and Amortization—This represents amortization on intangible assets acquired from the Combination, consisting of (i) contractual rights to earn future fee income from in-place investment management contracts, and (ii) customer relationships with institutional clients of private funds. The lower amortization expense between the three months ended September 30, 2016 and 2015 was a result of $4.4 million of impairment losses recognized on the investment management contracts since inception to-date. The nine months ended September 30, 2015 consist of only six months of amortization post-Combination.
Impairment Loss—An impairment loss of $0.3 million was recognized in the first quarter of 2016 on the investment management contract intangible asset, attributable to a change in fee basis on a liquidating fund.
Compensation Expense—Compensation costs decreased $2.6 million between the three months ended September 30, 2016 and 2015 primarily due to lower headcount in 2016.

Compensation costs increased $3.0 million between the nine months ended September 30, 2015 and 2016 as the 2015 period included one less quarter of costs post-Combination, however, this was partially offset by a decrease in costs in 2016 due to lower headcount.
Income Tax Benefit—Income tax benefit recognized was in connection with amortization of the intangible assets acquired from the Combination and taxable losses in the investment management business. The decrease in income tax benefit between 2016 and 2015 resulted from a decrease in taxable losses in 2016.

Amounts Not Allocated to Segments

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2016	2015	Change	2016	2015	Change
Income
Interest income	$26	$111	$(85)	$55	$111	$(56)
Income from equity method investments	1,231	(146)	1,377	3,528	(146)	3,674
Other income	1,440	2,006	(566)	3,380	3,470	(90)
Total income	2,697	1,971	726	6,963	3,435	3,528
Expenses
Management fees	—	—	—	—	15,062	(15,062)
Transaction, investment and servicing costs	6,330	213	6,117	15,723	15,536	187
Interest expense	11,189	12,406	(1,217)	33,626	33,786	(160)
Property operating and hotel expenses	—	—	—	—	—	—
Depreciation and amortization	1,187	1,044	143	3,399	2,122	1,277
Compensation expense	16,710	9,530	7,180	39,943	22,230	17,713
Administrative expenses	8,111	8,602	(491)	25,791	18,712	7,079
Total expenses	43,527	31,795	11,732	118,482	107,448	11,034
Gain on sale of real estate assets	—	—	—	—	8	(8)
Other gain (loss), net	4,550	16,903	(12,353)	13,560	15,977	(2,417)
Income tax expense	222	(27)	249	(62)	(47)	(15)
Net loss	(36,058)	(12,948)	(23,110)	(98,021)	(88,075)	(9,946)
Net loss attributable to noncontrolling interests in Operating Company	(7,452)	(4,061)	(3,391)	(20,664)	(10,964)	(9,700)
Net loss attributable to Colony Capital, Inc.	$(28,606)	$(8,887)	$(19,719)	$(77,357)	$(77,111)	$(246)
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
Equity Method Investment
In September 2015, we committed seed capital of $15.0 million, which has been fully funded as of September 30, 2016, for a 15% interest as a founding member in a newly-formed collateralized loan obligation ("CLO") investment fund alongside an unaffiliated third party co-sponsor. Our investment in the CLO fund reflects our new secured corporate credit strategy and is presented as an equity method investment. As the underlying loans in the CLO are a non-real estate asset class, we have not allocated our investment in the CLO fund to our existing real estate investment segments. We may co-sponsor new CLO investment vehicles with the unaffiliated third party in the future and share in management fees as well as performance-based incentives.
Results of Operations
Income from Equity Method Investments—Our proportionate share of results from our co-sponsored CLO fund represents primarily interest income and fair value changes on the underlying debt securities in the CLO fund. Our equity method investment in the CLO fund had a carrying value of $17.7 million at September 30, 2016.
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
Other income decreased $0.6 million between the three months ended September 30, 2016 and 2015, largely due to the absence of cost reimbursement income from CAH in 2016 subsequent to its merger with SWAY in January 2016. Comparison between the nine month periods of September 30, 2016 and 2015 showed an immaterial decrease as the absence of CAH reimbursements in 2016 was partially offset by an additional quarter of income in 2016 relative to 2015, which reflected only activities post-Combination.
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
Transaction, Investment and Servicing Costs—For the three and nine months ended September 30, 2016, transaction costs of $4.9 million and $11.3 million, respectively, were incurred in connection with the proposed Merger with NSAM and NRF, which consisted primarily of legal, financial advisory, accounting and consulting costs. For the nine months ended September 30. 2015, transaction costs of $15.1 million was incurred in connection with the Combination. Other transaction costs incurred related to costs absorbed by us for unconsummated deals.
Interest Expense—Corporate level interest expense was lower for the third quarter of 2016 compared to 2015 primarily due to (i) lower usage of our credit facility to temporarily finance our investing activities or for general corporate purposes; and (ii) a 50 basis point decrease in interest rate under our amended credit facility effective March 31, 2016.
For the year-to-date comparison, the decrease in 2016 was partially offset by an additional quarter of interest expense of $0.5 million on notes payable financing the corporate aircraft, which we assumed through the Combination in April 2015.
Other Expenses—These include depreciation of fixed assets acquired from our Manager, as well as compensation and administrative costs that we bear directly post-Combination that have not been allocated to our reporting segments. Between the three months ended September 30, 2016 and 2015, compensation costs increased $7.2 million due to higher costs incurred in 2016 that were not directly attributable to reportable segments and therefore, unallocated. For comparisons between the nine months ended September 30, 2016 and 2015, the period in 2015 reflected only two quarters of depreciation, compensation and administrative expenses post-Combination.
Other Gain, Net—This reflects the change in fair value of the contingent consideration in connection with the Combination, which decreased $4.6 million and $16.9 million for the three months ended September 30, 2016 and 2015, respectively, and decreased $13.6 million and $15.8 million for the nine months ended September 30, 2016 and 2015, respectively. Changes in fair value result from a combination of changes in the price of our Class A common stock as the contingent consideration is payable in shares of the Company, equity volatilities, projected performance targets and projected capital raising.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Net income attributable to common stockholders	$22,878	$37,203	$83,969	$88,666
Adjustments for FFO attributable to common interests in Operating Company and common stockholders:
Net income attributable to noncontrolling common interests in Operating Company	4,189	7,200	15,528	16,338
Real estate depreciation and amortization	46,239	43,781	136,558	113,124
Impairment of real estate	991	459	5,205	2,067
Gain on sales of real estate	(14,970)	(5,627)	(72,168)	(6,351)
Less: Adjustments attributable to noncontrolling interests in investment entities (1)	(12,335)	(10,854)	(6,791)	(28,860)
FFO attributable to common interests in Operating Company and common stockholders	$46,992	$72,162	$162,301	$184,984
__________
(1)    The components of adjustments attributable to noncontrolling interests in investment entities for FFO are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
FFO adjustments attributable to noncontrolling interests in investment entities:
Real estate depreciation and amortization	$15,990	$13,763	$47,380	$32,212
Impairment of real estate	768	373	4,136	539
Gain on sales of real estate	(4,423)	(3,282)	(44,725)	(3,891)
	$12,335	$10,854	$6,791	$28,860

Information About Our Real Estate Portfolios
Real Estate Equity Portfolio
The following tables set forth certain information regarding investment properties wholly-owned or partially owned by us that are consolidated and presented as real estate assets, net, on the condensed consolidated balance sheet as of September 30,

2016. At September 30, 2016, no single tenant represented a significant portion of in-place leases. Certain properties are pledged as security under our secured debt, as described in Note 11 to our consolidated financial statements.
Light Industrial Platform

Location (Markets)	Property Type	Number of Properties	Number of Buildings	Rentable Square Feet (in thousands)	Annualized Base Rent (in thousands) (1)	Percentage Leased	Number of Leases	Lease Expiration (2)	Year Acquired
United States
Atlanta	Industrial	69	83	8,185	$34,285	96%	238	10/2016 to 4/2030	2014-2015
Austin	Industrial	3	4	236	1,512	94%	14	2/2017 to 8/2025	2014
Chicago	Industrial	34	34	3,972	16,923	93%	51	10/2016 to 12/2026	2014
Dallas	Industrial	58	65	6,710	28,239	96%	163	11/2016 to 1/2027	2014-2016
Denver	Industrial	8	8	1,128	5,003	98%	24	10/2016 to 3/2026	2014
Houston	Industrial	10	21	1,713	9,629	96%	53	10/2016 to 8/2026	2014
Kansas City	Industrial	9	9	1,664	5,983	98%	24	1/2017 to 11/2024	2014
Maryland	Industrial	3	5	431	2,030	94%	10	5/2017 to 12/2023	2015-2016
Minneapolis	Industrial	18	19	2,893	13,848	95%	64	1/2017 to 10/2025	2014-2016
New Jersey South / Philadelphia (3)	Industrial	29	30	3,328	14,470	93%	68	10/2016 to 4/2027	2014-2015
Orlando	Industrial	7	7	1,224	5,786	97%	21	10/2016 to 6/2021	2014 / 2016
Phoenix	Industrial	13	18	1,705	8,979	93%	52	10/2016 to 8/2024	2014-2016
Salt Lake City	Industrial	15	16	1,269	5,400	93%	33	12/2016 to 11/2023	2014
St. Louis	Industrial	8	8	1,355	4,785	91%	17	11/2016 to 7/2024	2014
Tampa	Industrial	4	9	617	3,123	95%	34	10/2016 to 1/2024	2014
Total (4)		288	336	36,430	$159,995	95%	866
Other Real Estate Equity—Held for Investment

Location	Property Type	Number of Properties	Number of Buildings	Rentable Square Feet (in thousands)	Annualized Base Rent (in thousands) (1)	Percentage Leased	Number of Leases	Lease Expiration (2)	Year Acquired (5)
Net Leased (6)
Minnesota	Office	1	1	502	$9,568	100%	1	9/2020	2013
France	Office	1	3	187	2,873	100%	1	11/2027	2015
Norway	Office	1	26	1,291	18,369	100%	1	6/2030	2015
Switzerland	Education	2	20	304	13,942	100%	2	1/2035	2015
		5	50	2,284	44,752
Others
Arizona	Office	1	1	458	5,115	60%	19	12/2016 to 6/2022	2013
Italy (7)	Mixed Use	76	77	570	5,148	34%	43	12/2016 to 5/2023	2014
Spain	Industrial	36	36	2,608	13,012	100%	36	10/2016 to12/2029	2014, 2016
United Kingdom	Office	21	33	942	9,536	73%	105	10/2016 to 11/2070	2014, 2015
United Kingdom	Mixed Use	30	65	3,335	35,113	90%	268	10/2016 to 3/2040	2015, 2016
France	Office	1	5	172	162	4%	1	12/2022	2016
		165	217	8,085	68,086
		170	267	10,369	$112,838
__________

(1)
Represents annualized fixed base rental amount in effect as of September 30, 2016 using rental revenue computed on a straight-line basis in accordance with GAAP and excludes the impact of amortization of above- and below-market lease values. Rents denominated in foreign currencies have been translated at the applicable currency exchange rate at September 30, 2016.

(2)	Lease expiration excludes renewal options and tenant ground leases.
(3) Properties include one parcel of vacant land.

(4)	Includes two properties with one building each located in Minneapolis and Atlanta, totaling 158,640 rentable square feet and 21% leased in aggregate, that were held for sale at September 30, 2016.

(5)	Reflects year of initial acquisition for properties held through joint ventures that were consolidated on April 2, 2015.

(6)	These are net leased properties in which tenants are responsible for all operating expenses associated with the properties.

(7)	Excludes one building with approximately 218,000 square feet that is subject to development.

Real Estate Debt Portfolio
Our real estate debt investment segment comprises originations and acquisitions of senior and subordinated loans and debt securities, including purchased credit-impaired ("PCI") loans. The following table presents the collateral diversification of our consolidated loan portfolio at September 30, 2016. Carrying values of loans held for investment are presented net of allowance for loan losses.

	Total Portfolio
(Amounts in thousands)	Unpaid Principal Balance	Carrying Values	Weighted Average Coupon
Loans Held for Investment
Non-PCI Loans
Residential	$58,784	$58,471	12.8%
Multifamily	524,477	518,360	5.9%
Office	590,865	580,890	7.3%
Retail	752,626	752,508	8.8%
Hospitality	910,597	903,371	10.1%
Industrial	19,390	19,352	6.3%
Other commercial	188,838	187,917	8.9%
Land	170,173	166,699	11.2%
	3,215,750	3,187,568
PCI Loans
Residential	48,509	27,181
Multifamily	141,053	99,159
Office	94,236	47,133
Retail	151,937	124,011
Hospitality	59,219	41,629
Industrial	87,337	68,813
Other commercial	108,375	59,152
Land	101,906	31,008
	792,572	498,086
Total loans held for investment, net	$4,008,322	$3,685,654

Liquidity and Capital Resources
Our current primary liquidity needs are to fund:

•	acquisitions of our target assets and related ongoing commitments;

•	our general partner commitments to our future funds and co-investment commitments to other investment vehicles;

•	our operations, including compensation, administrative and overhead costs;

•	distributions to our stockholders;

•	principal and interest payments on our borrowings, including interest obligation on our convertible debt; and

•	income tax liabilities of taxable REIT subsidiaries and of the Company subject to limitations as a REIT.
Our current primary sources of liquidity are:

•	cash on hand;

•	our credit facilities;

•	fees received from our investment management business;

•	cash flow generated from our investments, both from operations and return of capital;

•	proceeds from full or partial realization of investments;

•	investment-level financing;

•	proceeds from public or private equity and debt offerings; and

•	capital commitments from limited partners of sponsored funds.

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
Common Stock—Our board of directors declared the following dividends in 2016:

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 25, 2016	March 31, 2016	April 15, 2016	$0.40
May 5, 2016	June 30, 2016	July 15, 2016	0.40
August 3, 2016	September 30, 2016	October 14, 2016	0.40
November 3, 2016	December 30, 2016	January 17, 2017	0.40
Preferred Stock—We are required to make quarterly cash distributions on our outstanding preferred stock. Dividends are payable on or about the 15th of each January, April, July and October.

		Shares Outstanding September 30, 2016 (In thousands)	Quarterly Cash Distributions
Description	Dividend Rate Per Annum		Total (In thousands)	Per Share
Series A 8.5% Cumulative Redeemable Perpetual	8.50%	10,080	$5,355	$0.53125
Series B 7.5% Cumulative Redeemable Perpetual	7.50%	3,450	1,617	0.46875
Series C 7.125% Cumulative Redeemable Perpetual	7.125%	11,500	5,121	0.44530
		25,030	$12,093
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
This includes two warehouse facilities which provided us with $400 million of available financing. In October 2016, we reduced the aggregate size of our warehouse facilities to $125 million in light of current and expected near term utilization. As of November 4, 2016, a combined $59.2 million was available to be drawn under our warehouse facilities.
In July 2015, we closed on a $100 million revolving credit facility to pursue additional acquisitions under the Light Industrial Platform segment. As of November 4, 2016, $100 million was available to be drawn on this facility.
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
Credit Facility
As described in Note 11 to the Consolidated Financial Statements, the JPM Credit Agreement, which was amended and restated on March 31, 2016, provides a secured revolving credit facility in the maximum principal amount of $850 million, an increase of $50 million from December 31, 2015. The maximum principal amount may be increased up to $1.275 billion, subject to customary conditions. The JPM Credit Agreement matures on March 31, 2020, with two six-month extension options.
Additionally, as described in Note 11 to the Consolidated Financial Statements, on June 2, 2016, the Company obtained commitments from lenders to amend the JPM Credit Agreement to establish a new $400 million bridge loan facility. This bridge facility will be used to fund the refinancing of certain specified borrowings of NSAM, NRF and their affiliates and/or transaction expenses in connection with the consummation of transactions contemplated by the Merger Agreement. These commitments will terminate automatically on the earliest of: (i) the date of termination of the Merger Agreement; (ii) the closing of the Merger without the use of the bridge facility; and (iii) March 17, 2017, the outside date under the Merger Agreement. Borrowings under the bridge facility will be made in a single drawing on the closing date of the Merger and will mature 364 days from that date. Prepayments and repayments under the bridge loans may not be reborrowed. Any undrawn commitments under the bridge facility will automatically be terminated on the closing date of the Merger.
The maximum amount available at any time is limited by a borrowing base of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of adjusted net book value or a multiple of base management fee EBITDA (as defined in the JPM Credit Agreement).
As of November 4, 2016, the borrowing base valuation was sufficient to permit borrowings of up to the entire $850 million commitment, of which $447.4 million was available to be drawn.

The JPM Credit Agreement contains covenants and restrictions requiring us to meet certain financial ratios. At September 30, 2016, we were in compliance with all of the financial covenants, as follows:

	Covenant Level	Actual Level at September 30, 2016
Financial covenant as defined in the Credit Agreement:
Consolidated Tangible Net Worth	Minimum $1,915 million	$2,574 million
Consolidated Fixed Charge Coverage Ratio	Minimum 1.50 to 1.00	2.45 to 1.00
Consolidated Interest Coverage Ratio	Minimum 3.00 to 1.00	15.03 to 1.00
Consolidated Leverage Ratio	Maximum 0.65 to 1.00	0.40 to 1.00
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
Cash and Cash Flows
The following table summarizes our cash flow activity for the periods presented:

	Nine Months Ended September 30,
(In thousands)	2016	2015
Net cash provided by (used in):
Operating activities	$300,719	$322,157
Investing activities	183,478	(898,842)
Financing activities	(230,296)	672,911
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
Investing activities during the nine months ended September 30, 2016 generated a net cash inflow of $183.5 million compared to a net cash outflow of $898.8 million during the nine months ended September 30, 2015. For the nine months ended September 30, 2016, cash inflows from sales and repayments of loans, including PCI loans, of $731.3 million exceeded net disbursements on loan originations and acquisitions of $430.4 million, while cash outflows for acquisitions of real estate assets was $373.0 million with sales of real estate assets generating proceeds of $344.3 million. In comparison, for the nine months ended September 30, 2015, net disbursements on loan originations and acquisitions of $826.0 million exceeded cash receipts from loan repayments, including PCI loans, of $647.2 million, and similarly, we incurred significant cash outflows for acquisition of real estate assets of $779.2 million with insignificant sales of real estate assets.
Financing Activities
The Company’s main financing activities are cash proceeds from borrowings secured by our investments, drawdowns from our credit facility as well as issuance of preferred stock, common stock or convertible senior notes. Our primary uses of cash are for debt repayments as well as dividends and distributions to our stockholders and noncontrolling interests. Subsequent to the Combination in April 2015, as we consolidate most of our joint venture investments, contributions from and distributions to noncontrolling interests in investment entities, primarily our co-investment funds or to a lesser extent, unaffiliated third parties, form a larger part of our financing activities. For the nine months ended September 30, 2016, cash provided by our financing activities were sourced primarily from secured borrowings and drawdowns from our credit facility, and for the nine months ended September 30, 2015, this also included proceeds of $277.9 million from issuance of preferred stock.

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
Off-Balance Sheet Arrangements
In connection with financing arrangements for certain unconsolidated joint ventures, the Company provided customary non-recourse carve-out guarantees. The Company believes that the likelihood of making any payments under the guarantees is remote and no liability has been recorded as of September 30, 2016.

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
The interest rate sensitivity table below illustrates the projected impact of changes in interest rates in 1% increments on our net income for twelve months, assuming no changes in our interest-bearing assets and liabilities mix as it stood at September 30, 2016, and excludes investments accounted for under the equity method. The maximum decrease in the interest rates is assumed to be the actual applicable index at September 30, 2016, predominantly the 1-month LIBOR. All applicable indices were less than 1% at September 30, 2016.

(Amounts in thousands) Affected Line Item in the Consolidated Statement of Operations	+2.00%	+1.00%	Maximum Decrease in Applicable Index
Interest income	$33,595	$16,798	$(8,681)
Interest expense	(47,296)	(23,893)	11,721
Net (loss) income	(13,701)	(7,095)	3,040
Net (loss) income attributable to noncontrolling interests in investment entities	(10,142)	(5,235)	2,175
Net (loss) income attributable to Operating Company	$(3,559)	$(1,860)	$865
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

Foreign Currency Risk
We have foreign currency rate exposures related to our foreign currency-denominated investments. Changes in foreign currency rates can adversely affect the fair values and earnings of our non-U.S. holdings. As of September 30, 2016, we had approximately €336.8 million, £110.2 million, CHF56.4 million and NOK 902.6 million or a total of $691.8 million, in European investments. A 1% change in these foreign currency rates would result in a $6.9 million increase or decrease in translation gain or loss on our investments in unconsolidated joint ventures, loan investments and real estate assets. We mitigate this risk by utilizing currency instruments to hedge the capital portion of our foreign currency risk. The types of hedging instruments that we employed on our European investments were forwards and costless collars (buying a protective put while writing an out-of-the-money covered call with a strike price at which the premium received is equal to the premium of the protective put purchased) which involved no initial capital outlay. The puts were structured with strike prices up to 10% lower than our cost basis in such investments, thereby limiting any foreign exchange fluctuations to up to 10% of the original capital invested in the deal. At September 30, 2016, our share of net tax-effected accumulated foreign exchange loss on the European investments was approximately $23.7 million, net of effect of hedging.
The following table summarizes the aggregate notional amount of the foreign exchange contracts in place, along with various key terms as of September 30, 2016. The maturity dates of these instruments approximate the projected dates of related cash flows for specific investments. Termination or maturity of currency hedging instruments may result in an obligation for payment to or from the counterparty to the hedging agreement. We are exposed to credit loss in the event of non-performance by counterparties for these contracts. To manage this risk, we select major international banks and financial institutions as counterparties and perform a quarterly review of the financial health and stability of our trading counterparties. Based on our review as of September 30, 2016, we do not expect any counterparty to default on its obligations.

Hedged Currency	Instrument Type	Notional Amount (in thousands)		FX Rates ($ per unit of foreign currency)	Range of Expiration Dates
EUR	FX Collar		€145,625	Min $1.09 / Max $1.53	July 2017 to January 2021
GBP	FX Collar		£134,000	Min $1.40 / Max $1.82	September 2017 to December 2020
EUR	FX Forward		€158,250	Range between $1.10 to $1.27	November 2016 to September 2021
GBP	FX Forward		£66,000	$1.34	December 2018
CHF	FX Forward	CHF	55,545	Range between $1.47 to $1.50	January 2030
NOK	FX Forward	NOK	923,000	$0.12	November 2016
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
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2016.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. Legal Proceedings.
The Company may be involved in litigations and claims in the ordinary course of business. As of September 30, 2016, the Company was not involved in any material legal proceedings.

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
Each of the NSAM exchange ratio, Colony class A exchange ratio, Colony class B exchange ratio and NRF exchange ratio is fixed and may be adjusted only under certain limited circumstances as set forth in the Merger Agreement and as described in the Form S-4, including the joint proxy statement/prospectus (the “joint proxy statement/prospectus”), and will not be adjusted to reflect any changes in the trading prices of NSAM, the Company or NRF common stock on the NYSE between the signing of the Merger Agreement and the closing of the Merger.
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
There can be no assurance that the conditions to the closing of the Merger will be satisfied or waived. For example, Colony NorthStar’s ability to qualify as a REIT depends on its acquisition of the Company’s and NRF’s qualifying REIT assets in the Merger. Accordingly, in order for counsel to Colony NorthStar to deliver the REIT qualification opinion that is a condition to the closing of the Merger (a condition that the parties will not waive), the Merger must be completed sufficiently early in 2017 to allow Colony NorthStar to project, and its counsel to reasonably assume, that Colony NorthStar will satisfy the REIT income and asset tests for the entire taxable year of the Merger. The date by which the Merger must be completed for these purposes may be significantly earlier than the outside date. A delay in the closing of the Merger could therefore preclude Colony NorthStar from being able to satisfy the REIT requirements for the year of the closing and from obtaining the REIT qualification opinion that is a condition to closing.
Accordingly, there can be no assurance that the Merger will be completed.
NSAM, the Company or NRF may waive one or more of the closing conditions without re-soliciting stockholder approval.
NSAM, the Company or NRF may determine to waive, in whole or in part, one or more of the conditions to their obligations to consummate the Merger (other than the condition that each of the Company and NRF receives an opinion of counsel regarding Colony NorthStar’s ability to qualify as a REIT for its taxable year ending December 31, 2017 and subsequent taxable years). NSAM, the Company or NRF currently expect to evaluate the materiality of any waiver and its effect on NSAM’s stockholders, the Company’s stockholders or NRF’s stockholders, as applicable, in light of the facts and circumstances at the time to determine whether any amendment of the joint proxy statement/prospectus or any re-solicitation of proxies or voting cards is required in light of such waiver. Any determination whether to waive any condition to the Merger and whether to re-solicit stockholder approval or amend the joint proxy statement/prospectus as a result of a waiver will be made by NSAM, the Company or NRF, as applicable, at the time of such waiver based on the facts and circumstances as they exist at that time.

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
Pursuant to the Merger Agreement:

•
NSAM is permitted, prior to the closing of the Merger, to declare distributions to its common stockholders of up to (i) $0.10 per share of NSAM common stock with respect to each quarter of 2016 so long as the distribution is declared and paid no earlier than the date of declaration and payment in the prior calendar year and (ii) a pro rata portion of the $0.10 per share dividend for any partial period of the first calendar quarter of 2017. In 2016, NSAM declared its fourth quarter 2015 dividend on February 25, 2016. As a result, if the Merger is completed on or prior to February 25, 2017, NSAM will not declare a dividend for the fourth quarter of 2016. The NSAM board is also permitted to declare a special dividend in cash in respect of NSAM common stock in an aggregate amount of $228 million to be paid in 2017 to stockholders of record as of a date on or after January 1, 2017 and prior to the closing of the Merger.

•
The Company is permitted, prior to the closing of the Merger, to declare distributions to its common stockholders of up to (i) $0.40 per share of the Company’s common stock with respect to each quarter of 2016 so long as the distribution is declared and paid no earlier than the date of declaration and payment in the prior calendar year and (ii) a pro rata portion of the $0.40 per share dividend for any partial period of the first calendar quarter of 2017. The Company declared its fourth quarter 2015 dividend on November 4, 2015. Given that the Merger will not be completed earlier than January 2017, the Company will be permitted to declared its fourth quarter 2016 dividend even if the Merger is completed.

•
NRF is permitted, prior to the closing of the Merger, to declare distributions to its common stockholders of up to (i) $0.40 per share of NRF common stock with respect to each quarter of 2016 so long as the distribution is declared and paid no earlier than the date of declaration and payment in the prior calendar year and (ii) a pro rata portion of the $0.40 per share dividend for any partial period of the first calendar quarter of 2017. In 2016, NRF declared its fourth quarter 2015 dividend on February 25, 2016. As a result, if the Merger is completed on or prior to February 25, 2017, NRF will not declare or pay a dividend for the fourth quarter of 2016.

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
Additionally Title 3, Subtitle 8 of the MGCL, which we refer to as Subtitle 8, permits the Colony NorthStar board, without stockholder approval, to implement certain takeover defenses. The Colony NorthStar charter contains a provision that prohibits the Colony NorthStar board from opting into any provision of Subtitle 8.
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
It is a condition to the closing of the Merger that each of the Company and NRF receives an opinion of counsel to the effect that it has qualified as a REIT for U.S. federal income tax purposes under the Code through the time of the Merger. Neither the Company nor NRF, however, has requested or plans to request a ruling from the IRS that it qualifies as a REIT. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury Regulations that have been promulgated under the Code is greater in the case of a REIT that holds its assets through a partnership (such as the Company and NRF). The determination of various factual matters and circumstances not entirely within the control of the Company or NRF may have affected its ability to qualify as a REIT.
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

•
Colony NorthStar, even if eligible to elect REIT status, would be subject to tax (at the highest corporate rate in effect at the date of the sale) on the built-in gain on each asset of the Company or NRF, as applicable, existing at the time of the Merger if Colony NorthStar were to dispose of such asset for up to 10 years following the Merger; and

•
Colony NorthStar would succeed to any earnings and profits accumulated by the Company or NRF, as applicable, for tax periods that such entity did not qualify as a REIT and Colony NorthStar would have to pay a special dividend and/or employ applicable deficiency dividend procedures (including interest payments to the IRS) to eliminate such earnings and profits to maintain its REIT qualification.

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
On August 10, 2016, we issued 136,941 shares of our Class A common stock upon redemption of an equal number of our OP Units, of which 2,950 of such OP units were held by an organization that had received the OP Units as a charitable contribution from FHB Holding LLC prior to redemption.
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
101**
Financial statements from the Quarterly Report on Form 10-Q of Colony Capital, Inc. for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Comprehensive Income, (4) Condensed Consolidated Statements of Equity, (5) Condensed Consolidated Statements of Cash Flows and (6) Notes to Condensed Consolidated Financial Statements.

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
Dated: November 9, 2016

COLONY CAPITAL, INC.

By:	/s/ Richard B. Saltzman
Richard B. Saltzman
Chief Executive Officer and President

By:	/s/ Darren J. Tangen
Darren J. Tangen
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)